Form 10-K405
period 1999-12-31
RAINMAKER SYSTEMS INC
filed 2000-03-30
CIK 1094007

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                   (MARK ONE)

     /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

                                       OR

        / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                       COMMISSION FILE NUMBER 000-_______

                            RAINMAKER SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE                                        33-0442860
  (State or other jurisdiction of             (I.R.S. Employer Identification
   incorporation or organization)                       Number)

            1800 GREEN HILLS ROAD                           95066
           SCOTTS VALLEY, CALIFORNIA                      (zip code)
          (address of principal executive offices)

       Registrant's telephone number, including area code: (831) 430-3800

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                Common Stock, $0.001 par value (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of voting stock held by non-affiliates of the registrant as of February 29, 2000, was $148,958,000 based upon the last sales price reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     At February 29, 2000, registrant had outstanding 38,387,160 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 1999 are incorporated by reference in Part III of this Form 10-K.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   This Form 10-K contains forward-looking statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Factors That May Affect Future Results and Market Price of Stock", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activities, performance or achievements expressed or implied by such forward-looking statements.

   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K or to conform such statements to actual results.

                            RAINMAKER SYSTEMS, INC.
                          1999 FORM 10-K ANNUAL REPORT
                               Table of Contents

                                                                          Page
PART I.
Item 1.   Business                                                          3
Item 2.   Properties                                                       10
Item 3.   Legal proceedings                                                10
Item 4.   Submission of matters to a vote of security holders              10

PART II.
Item 5.   Market for the registrant's common equity and related
          stockholder matters                                              10
Item 6.   Selected financial data                                          12
Item 7.   Management's discussion and analysis of financial condition
          and results of operations                                        13
Item 7A.  Qualitative and quantitative disclosures about market risk       25
Item 8.   Financial statements and supplementary data                      26
Item 9.   Changes and disagreements with accountants on accounting and
          financial disclosure                                             26

PART III.
Item 10.  Directors and executive officers of the registrant               26
Item 11.  Executive compensation                                           26
Item 12.  Security ownership of certain beneficial owners and management   26
Item 13.  Certain relationships and related transactions                   26

PART IV.

Item 14.  Exhibits, financial statements schedules, and reports on
          Form 8-K                                                         26
          Signatures

                                     PART I

ITEM 1.  BUSINESS

Introduction

  Our customer relationship management (eCRM) services consist of designing and implementing sophisticated eSales, eMarketing and other customer relationship programs using the Internet and other communication channels. By integrating technologies, processes and people, we provide a transparent customer relationship infrastructure behind our clients' brands. Our solutions are used to increase the frequency and quality of customer interactions and provide greater opportunities to sell and renew software subscriptions, support and service contracts, training services, licenses and upgrades. Rainmaker's services are designed to increase revenue per customer, strengthen customer loyalty and retention, and improve customer awareness of our clients' products and services. Today, we provide our services to hardware and software companies.

  On January 8, 1991, the Company filed its initial Articles of Incorporation with the California Secretary of State. On October 29, 1999, the Company reincorporated in the State of Delaware.

Industry Background

  Competitive global markets and the increasing acceptance of the Internet as a medium for customer interaction have led to greater customer demands for higher levels of service, responsiveness, convenience, personalization and quality. In response to these pressures, the customer relationship function is evolving from a back office cost center to a revenue generating strategic operation. Maintaining quality customer relationships, as much as product quality and cost, is increasingly becoming an important competitive factor.

  Businesses are recognizing the value of improving their customer relationships to increase revenue and customer loyalty. One indicator of this heightened interest is the emergence of the CRM industry. AMR Research estimates that more than $2.3 billion was spent on CRM services in 1998, and that CRM spending will grow to $16.8 billion by 2003, representing a compounded annual growth rate of 49%. In spite of these expenditures, many businesses are not achieving the results they desire. A July 1999 study by Frontline Solutions indicated that 70%-80% of software and hardware vendors were not satisfied with their CRM tools. We believe there are several basic reasons why many CRM efforts are not delivering the desired results.

  The Internet and the proliferation of customer data have increased the
frequency and complexity of customer interaction.   The rapid growth of the
Internet is changing the way businesses interact with their customers. We believe that customers' use of the Internet to compare products and transact business on-line is reducing customer loyalty, intensifying competition, increasing customer expectations for rapid response and increasing the frequency and complexity of direct customer interactions. In addition, there has also been a proliferation of customer data that companies are often unable to organize or use in a timely or efficient manner. These challenges can be more acute for software and other technology companies who face short product life cycles and who often serve sophisticated Internet users.

  Many current CRM solutions have inherent limitations.   In response to the
increasing complexity of CRM requirements and the expanding availability of customer data, businesses have invested in various software applications and services to address discrete aspects of CRM functions. Although these single-point solutions may be combined in an attempt to develop a comprehensive CRM program, we believe that this approach may not provide a satisfactory solution for many businesses for several reasons:

  . Most software applications and services do not easily integrate with each other or existing information systems. As a result, they often do not present a consistent and complete profile of the customer, which may sacrifice functionality and limit revenue generating opportunities.

  . Many providers of outsourced CRM services structure their compensation incentives based on activity levels, such as the number of customer e-mails or telephone calls handled, rather than the beneficial results those activities achieve. These compensation structures create incentives to shorten the length and quality of each customer interaction, which reduces the ability to obtain customer information and identify sales opportunities.

  . Effective CRM solutions require more than just the assembly of technology. They also require the development and coordination of processes and personnel throughout an organization and a comprehensive understanding of customer needs, marketing, data collection and analysis, Web application development and systems integration.

  In-house solutions require a level of specialization that is not consistent
with many businesses' core competencies.   To address the limitations of most
commercially available single-point solutions, some companies have built custom in-house CRM solutions and applications. These solutions typically require lengthy implementation periods and can be expensive to build and maintain. Often companies are not able to build successful in-house CRM solutions because other priorities are more central to their organization's success. The core competencies of software and other technology companies are focused on product development and sales and marketing to new customers. As a result, a number of these companies view outsourcing of CRM functions as a way to focus their energies on core capabilities while increasing the revenue potential of their customer base and strengthening customer relationships. We believe that many companies can benefit from CRM solutions that:

  . enable businesses to rapidly deploy comprehensive programs that utilize the capabilities of the Web and maximize the use of customer data sources;

  . are easy to integrate with existing systems and third-party applications and enable businesses to adapt their CRM infrastructures to their continually evolving CRM needs; and

  . meet the demanding scalability, reliability and customization requirements of large installed customer bases and multiple product offerings.

The Rainmaker Solution

  We specialize in providing hardware and software companies with a comprehensive approach to CRM solutions to promote and sell time-based contracts such as software subscriptions and support plans, and education services, such as instructor-led and web-based training to their installed customer base. We identify and profile our clients' customers, establish quality interactions with them, and increase selling opportunities through all stages of the customer life cycle. Our CRM solutions incorporate the following distinguishing characteristics:

  Comprehensive CRM Solutions.   We offer our clients comprehensive CRM programs
that combine technology infrastructure with established processes and a dedicated staff to deliver frequent personalized contact to our clients' installed customer bases. We act as a transparent extension of our clients' sales and marketing organization by designing targeted direct marketing programs using coordinated Web, e-mail, mail, fax and telephone campaigns. Our processes are designed to successfully market annual software subscriptions, service and support contracts, training services, and additional licenses throughout all points of the customer life cycle.

  Integrated Database Management and Reporting.   We use our proprietary
database expertise in combination with our sales and marketing programs, frequent customer profiling, data exchanges and reporting to deliver valuable customer intelligence to our clients. We utilize applications that share common access to a master, unified customer record. Our master customer record provides current data on each customer's product usage, product and service interests, buying patterns and preferred method of communication. This unified view of the customer, along with continual customer contact and intelligence gathering, is key to our CRM services.

  Expertise in Selected Industries.   We offer expertise in designing and
implementing CRM solutions for software and other technology clients through our understanding of customer buying behavior and industry-specific marketing strategies. Our industry focus also benefits our clients through reduced program implementation times and the sharing of best practices from our collective experience.

  Pay-for-Performance Contracts.   We provide our CRM services under pay-for-
performance arrangements in which our revenue is based on our ability to sell our clients' products and services to their customers. We believe that this business model better aligns our activities with the goals of our clients. Under our pay-for-performance model, our programs are designed to develop stronger relationships with our clients' customers, which lead to a better understanding of a customer's need and increase our ability to maximize revenue per customer.

The Rainmaker Strategy

  Our objective is to become the leader in providing eCRM services to hardware and software companies. The following are the key elements of our strategy:

  . Further Penetrate Our Existing Client Base. We intend to use our experience to increase the amount, scope and sophistication of services provided to existing clients, many of whom currently use only a portion of our CRM services.

  . Sign New Clients. We will continue to emphasize our hardware and software industry focus while seeking to expand the scope of this expertise. We believe that our expertise in providing CRM services to the installed customer base of our existing clients enhances our ability to help new clients use CRM services to gain competitive advantages. Our focus enables us to employ industry experts, pursue targeted sales and marketing campaigns, develop effective marketing and customer retention programs and capitalize on referrals from existing clients.

  . Develop Our International Presence. We currently provide our CRM services to our clients' installed customer bases located principally in the United States and with a small number located in Canada. We intend to broaden our capabilities to serve additional international markets to more fully address our clients' installed customer bases, many of which we believe have significant international needs for CRM.

  . Extend Our Solutions Into Additional Markets. In addition to further penetrating the hardware and software industry, we intend to broaden our market to include time-based contracts and educational services for other vertical markets.

Services

  Our CRM services combine a technology infrastructure, established processes, and customer-oriented personnel to deliver a comprehensive solution that is designed to derive increased revenue from our clients' customer bases. Our services are designed to effectively profile a client's customer base and then market software subscriptions, service and support contracts, training services, licenses and upgrades. We implement these services using a variety of proprietary systems and communication channels including Web site and e-mail interaction, personal assistance and direct marketing. The objective of our CRM services is to foster deeper, richer customer relationships that strengthen customer loyalty to our clients. We believe that the more information we obtain concerning a customer, the more likely that we will be able to market additional products and services that meet the needs of the customer. Our CRM services can be broadly categorized as follows:

  Client Integration Services.   Once a new client has signed a contract, we
establish a dedicated Client Integration team to understand the client's business processes and to integrate such processes with our systems and solutions. Our Client Integration team works closely with our client's product management and marketing executives to ensure a coordinated effort and to expedite information exchange throughout the entire integration process. This integration phase typically requires up to six weeks from contract signing.

  eSales and eMarketing Programs.   Upon completion of client integration, we
initiate a variety of sales and marketing programs designed to foster customer loyalty and enhance knowledge about the customer through frequent interaction. These programs focus on increasing sales to our clients' installed customer base. We implement these programs in a continuous cycle throughout the life of the contract based on the individual buying patterns of each customer.

  . eAcquire. This program, implemented through plug-in web services linked to clients' main corporate sites, simplifies the process for customers to obtain evaluation copies of software prior to purchase and extends the traditional `Try & Buy' cycle. eAcquire spans the entire evaluation and purchase cycle from lead generation to electronic software delivery, including customer recognition to make repeat trials and purchases more convenient, trial downloads, on-line payment, automatic form fill-in, and immediate access to purchased software.

  . Attachment Programs. Attachment programs focus on the sale of additional subscriptions and service contracts immediately after the initial sale, which often represents the time of greatest customer interest in a client's product. Through customer profiling and monitoring, we combine targeted marketing initiatives and incentives to improve attachment rates for software subscriptions and service contracts. Successful attachment programs generate incremental revenue streams while establishing a stronger link with customers.

  . Search and Rescue Programs. Search and Rescue programs use proactive communications to enhance the accuracy, completeness and value of our clients' databases of installed customers. These programs locate and pursue inactive or unregistered customers from our clients' databases. By pursuing and profiling customers, we can then reestablish and broaden customer relationships through cross-selling and special promotions.

  . Loyalty Programs. Loyalty programs are designed to measure and enhance customer satisfaction throughout the customer life cycle. Loyalty programs include initiatives such as periodically distributing customized newsletters containing helpful product information and customer satisfaction surveys to update and refine customer profiles in advance of renewal dates.

  . Renewal Programs. Renewal programs involve repetitive sales processes and automated marketing activities that are designed to increase contract renewal rates and to create a reliable and predictable stream of revenue. We contact the customer in advance of, and if necessary, after contract expiration, and appropriately escalate the frequency of customer interaction. In addition, we collect customer responses and provide statistical feedback to our clients.

  Implementation of eSales and eMarketing Programs.   We employ a variety of
methods to communicate with our clients' installed customer base, foster closer relationships with those customers and generate additional sales. These methods include the following:

  . Web Site and E-mail Interaction. We create and manage online customer interaction by developing and hosting client-branded interactive Web pages and implementing frequent e-mail marketing campaigns. These efforts allow us to distribute helpful information to customers such as the availability of product enhancements and special promotions, and answers to frequently asked questions. Through these Web pages, customers can complete, confirm and track orders online and download software and associated product literature. E-mail campaigns include the distribution of messages that link to personalized Web pages, and electronic newsletters that alert customers of product enhancements, special promotions or upcoming renewal dates.

  . Personal Assistance and Sales. We manage inbound and outbound calling programs. We create sophisticated outbound calling programs that use our databases to implement our sales and marketing initiatives. We provide sales assistance to customers who click on a Web-call button when using one of our client-branded Web sites or who call a published 800-number. Our client teams are specifically trained to answer questions, provide product information, pursue cross selling opportunities and execute orders.

  . Direct Marketing. We create and implement frequent direct marketing campaigns using fax and postal distribution. These campaigns provide another way to alert customers of product enhancements, special promotions and renewal opportunities and to enhance our customer database with survey information.

  Fulfillment Services.   We maintain a selected inventory of our clients'
products and associated documentation and packaging. We also produce electronic licenses for many clients. Orders are typically processed on the same day they are received, and non-electronically delivered items are sent by the customer's preferred shipping method. Customers are invoiced and payments are collected by us.

  Customer Intelligence and Reporting Services.   Our frequent one-on-one
interaction with the customer provides us with customer intelligence including levels of overall satisfaction with our clients' products, their interest in future product releases, additional functionality needs, and interest in other competitive product offerings. We share this customer intelligence with our clients, allowing them to better tailor future releases to meet customer demand, while increasing their overall knowledge of the market, technology shifts and competitive offerings. We also provide daily, weekly and monthly revenue reports to our clients that demonstrate the financial contributions of our eSales and eMarketing programs and help clients measure sales progress and build their revenue forecasts.

Our Clients

  Our clients consist of hardware and software companies with significant installed customer bases and products that benefit from focused eSales and eMarketing programs for maintenance, software subscription, or service contracts. Our clients as of December 31, 1999 are listed below:

  Client Name                               Client Since    Type of Business
  -----------                               -------------   ----------------
  The Santa Cruz Operation, Inc.            January 1995    Software
  Sun Microsystems, Inc.                    March 1997      Hardware/Software
  Network Computing Devices, Inc.           May 1997        Hardware
  FTP Software, Inc.                        July 1997       Software
  Novell, Inc.                              April 1998      Software
  OpenConnect Systems, Incorporated         April 1998      Software
  Symantec Corporation                      January 1999    Software
  Sybase, Inc.                              March 1999      Software
  Borland, a division of Inprise            April 1999      Software
   Corporation
  Lotus Development Corporation,
    a subsidiary of IBM                     May 1999        Software
  Puma Technology, Inc.                     July 1999       Software
  Intuit Inc.                               September 1999  Software
  Parametric Technology Corporation         October 1999    Software

Sales and Marketing

  We market our services to hardware, software and other technology companies through a direct sales force. Our direct sales professionals typically have significant technology sales experience. As of December 31, 1999, we had 10 sales and marketing professionals who were responsible for developing new clients as well as new opportunities with existing clients. We have significantly expanded our direct sales force in the past year and intend to continue this expansion to broaden our sales and marketing efforts.

Service and Technology Development

  We set a high priority on developing new service offerings for our clients and their installed customer bases. Our goal is to develop new offerings that extend our current capabilities into a series of services that can be rapidly sold and delivered to multiple clients and customer bases. Service development cycles begin when an individual or team receives or conceives an idea through interaction with prospective or existing clients, customers and existing systems. Ideas are documented and presented to a product management team which in turn filters and prioritizes these ideas working closely with executive management, business operations teams and with the technology development group.

  After new offerings are approved and product requirements are specified, projects are assigned to teams comprised of experienced business and technical professionals for prototyping and development. These teams, led by product or project managers, are responsible for developing the design, coding, production, and testing of new offerings, as well as coordinating the development of pricing methodologies, business process changes, product life cycle plans, documentation, marketing materials, training and rollout plans. Upon completion of testing, services are rolled out initially to one client or a select customer segment, or in the case of entirely new services, interested clients previously identified by client development, client relations or product management groups.

Competition

  The market for CRM solutions is intensely competitive and subject to rapid change. However, we believe that no single competitor has amassed the full complement of integrated CRM services or software products for our targeted markets. In addition to the competitors listed below, we face competition from internal CRM departments of current and potential clients. Our competitors approach CRM from a variety of different strategic and pricing models including:

  Custom-built and tailored point solutions.   Comprehensive system integrators,
such as Andersen Consulting and Sapient Corp., implement either in-house CRM systems incorporating point solutions from companies, such as Siebel Systems, Inc., E.piphany, Inc., Pivotal Corporation, and Kana Communications, Inc., or custom built solutions tailored to a customer's needs.

  E-commerce solutions providers.   E-commerce solutions providers, including
Breakaway Solutions, Inc., Razorfish Inc., Sapient Corporation, Scient Corp., USinternetworking, Inc. and Viant Corp., design and implement customized e-commerce Web sites addressing customer segmentation, online customer behavior, the design and creation of positive user experiences, customer information capture and analyses, and effective online customer service.

  Outsource providers of individual types of customer interaction.   A variety
of businesses offer different components of customer interaction management including data and Web-hosting services from Exodus Communications, Inc. and USinternetworking, Inc., one-stop Web transaction and fulfillment solutions from CyberSource Corp. and Intraware, Inc., telesales-based and e-mail-based marketing campaign management from Harte-Hanks, Inc., Sitel Corp and Digital Impact, Inc. and fulfillment services from Modus Media International, Inc.

  The principal competitive factors affecting our market include the return on investment from the implementation of the service or solution, and the breadth, performance, scalability and reliability of the service and solution once implemented. Although we believe that our pay-for-performance model, ease of integration and comprehensive service offering currently competes favorably with respect to these factors, our market is relatively new and evolving rapidly.

Intellectual Property and Proprietary Rights

  We protect our intellectual property through a combination of trademark, service mark, trade name and copyright protection, trade secret protection and confidentiality agreements with our employees and independent contractors, and have procedures to control access to and distribution of our technology, documentation and other proprietary information and the proprietary information of our clients. Effective trade name, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services and products are made available on-line. The steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trade names, trademarks, service marks and similar proprietary rights. In addition, other parties may assert claims of infringement of intellectual property or other proprietary rights against us. The legal status of many aspects of intellectual property on the Internet is currently uncertain. We have applied for registration of the service mark "Rainmaker Systems'' in the United States and certain foreign countries.

Government Regulation

  We are subject, both directly and indirectly, to various laws and governmental regulations relating to our business. The Internet is rapidly evolving and there are few laws or regulations directly applicable to online commerce. Due to the increasing popularity and use of the Internet, governmental authorities in the United States and abroad may adopt laws and regulations to govern Internet activities. Laws with respect to online commerce may cover issues such as pricing, distribution and characteristics and quality of products and services. Laws affecting the Internet may also cover content, copyrights, libel, and personal privacy. Any new legislation or regulation or the application of existing laws and regulations to the Internet could have a material adverse effect on our business.

  Although our online transmissions currently originate in California, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. As our services are available over the Internet virtually anywhere in the world, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our Web site or prosecute us for violations of their laws. We cannot assure you that state or foreign governments will not charge us with violations of local laws or that we might not unintentionally violate these laws in the future.

  A number of government authorities are increasingly focusing on online privacy issues and the use of personal information. Our business could be adversely affected if new regulations regarding the use of personal information are introduced or if government authorities choose to investigate our privacy practices. In addition, the European Union recently adopted a directive addressing data privacy that may limit the collection and use of some information regarding Internet users. This directive may limit our ability to target customers or collect and use information in some European countries.

  Our business is also subject to regulation in connection with our direct marketing activities. The FTC's telemarketing sales rules prohibit misrepresentations of the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation and specifically addresses other perceived telemarketing abuses in the offering of prizes. Additionally, the FTC's rules limit the hours during which telemarketers may call consumers. The federal Telephone Consumer Protection Act of 1991 contains other restrictions on facsimile transmissions and on telemarketers, including a prohibition on the use of automated telephone dialing equipment to call certain telephone numbers. A number of states also regulate telemarketing and some states have enacted restrictions similar to these federal laws. In addition, a number of states regulate e-mail and facsimile transmissions. The failure to comply with applicable statutes and regulations could have a material adverse effect on our business. There can be no assurance that additional federal or state legislation, or changes in regulatory implementation, would not limit our activities in the future or significantly increase the cost of regulatory compliance.

Employees

  As of December 31, 1999, we employed 232 persons. Our 136 service delivery personnel are responsible for promoting and selling our clients' products and building relationships with our clients' customers. Our 10 sales and marketing employees are responsible for promoting our services to new and existing clients. We also have 33 product development personnel who develop the computer, Internet, Web and telecommunications infrastructure that provides the foundation for our service offerings. Our remaining 53 employees are in the finance, operations and human resources departments. None of our employees is represented by a labor union or is subject to a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationships with our employees to be good.

ITEM 2.  PROPERTIES

Facilities

  Our facility is located in one building in Scotts Valley, California. The space is covered by leases which expire between February 2002 and December 2004 and cover approximately 69,000 square feet. We believe that this facility is adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

  We currently are not a party to any material legal proceedings and are not aware of any pending or threatened litigation that would have a material adverse effect on us or our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

   The Company's common stock is traded on the Nasdaq National Market under the symbol RMKR since the Company's initial public offering in November 1999. The following table lists the high and low closing prices for Rainmaker's common stock as reported on Nasdaq.

                                              High             Low
                                            ---------       ---------
1999:
-----
Fourth quarter (from November 17, 1999)        $27.25          $16.00

   As of February 29, 2000, the approximate number of common shareholders of record was 187. On February 29, 2000, the last reported sale price of the Company's common stock on the Nasdaq National Market was $12.00 per share.

  We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

  On February 12, 1999, we issued 8,536,585 shares of Series C preferred stock at $1.64 per share for an aggregate price of approximately $14 million to certain accredited investors.

  On February 12, 1999, we issued 5,717,470 shares of Series D preferred stock to The San Cruz Operation, Inc. ("SCO") in exchange for all of the securities previously held by SCO, including a convertible debenture in the principal amount of $995,529, warrants to purchase 2,844,370 shares of common stock and Series A preferred stock convertible into 2,873,100 shares of common stock.

  Since January 1, 1996, we have granted options to purchase an aggregate of 5,655,936 shares of common stock to our directors, executive officers, employees and consultants at exercise prices of $0.06 to $21.13 per share. Since January 1, 1996, options to purchase 1,417,419 shares at a weighted exercise price of $0.31 per share had been exercised.

  In April and May 1999, we granted put rights to six existing stockholders to sell back to us up to 1,164,537 shares of common stock at $1.64 per share. One stockholder, SCO, subsequently exercised its put right, and we purchased from SCO 540,642 shares in June 1999 and 540,642 shares in August 1999, at a price of $1.64 per share. The remaining put rights to 83,253 shares of common stock expired on September 30, 1999.

  In connection with the reincorporation of Rainmaker from California to Delaware in October 1999, the surviving Delaware corporation issued 17,965,016 shares of its common stock and 334,889, 8,536,585 and 4,286,186 shares of its Series B, C, and D preferred stock, respectively in exchange for the issued and outstanding shares of capital stock of the predecessor corporation. In addition, in connection with such reincorporation, all options to purchase shares of common stock of the predecessor corporation were converted into options to purchase common stock of the surviving Delaware corporation, and all warrants to purchase Series B preferred stock of the predecessor corporation were converted into warrants to purchase Series B preferred stock of the surviving Delaware corporation.

  The sale and issuance of securities in the above transactions were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) or Rule 701 thereof, or Regulation D, as transactions by an issuer not involving a public offering, or, with respect to issuances in connection with the reincorporation, in reliance on Rule 145(a)(2) under the Securities Act. Appropriate legends were affixed to the stock certificates issued in such transactions. Similar legends were imposed in connection with any subsequent sales of any such securities. All recipients either received adequate information about Rainmaker or had access, through employment or other relationships, to such information.


USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

  On November 17, 1999, the Company completed an initial public offering of its common stock. The managing underwriters in the offering were Donaldson, Lufkin & Jenrette and Thomas Weisel Partners LLC (the "Underwriters"). The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-86445) that was declared effective by the SEC on November 17, 1999.

  The Offering was completed on November 17, 1999 after all 5,750,000 shares sold, all of which were sold by the Company (including 750,000 shares sold pursuant to the exercise of the Underwriter's over-allotment option). The purchase price was $8.00 per share. The aggregate price of the offering amount registered was $46,000,000.

  In connection with the offering, the Company paid an aggregate of $3,220,000 in underwriting discounts and commissions to the Underwriters. In addition, the following table sets forth the costs and expenses, other than underwriting discounts and commissions.

                     Item
                     ----
  Registration fee ..........................  $   52,000
  NASD filing fee  ..........................     101,000
  Nasdaq National Market listing fee  .......      27,000
  Blue sky fees and expenses  ...............      20,000
  Printing and engraving expenses  ..........     295,000
  Legal fees and expenses  ..................     525,000
  Accounting fees and expenses  .............     543,000
  Miscellaneous  ............................     644,000
                                               ----------
     Total  .................................  $2,207,000
                                               ==========

  After deducting the underwriting discounts and commissions and the offering expenses described above, the Company received net proceeds from the offering of approximately $40,573,000. We intend to use the net proceeds for general corporate purposes to support business expansion including new client acquisition, expansion into international markets, the development of new services and capital expenditures. In addition, we may use a portion of the net proceeds to acquire complementary products, technologies or businesses; however, we currently have no commitments or agreements and are not involved in any negotiations to do so. None of the Company's net proceeds of the offering were paid directly or indirectly to any director, officer, or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

                (in thousands, except per share data)                                Years Ended December 31,
                                                                       -----------------------------------------------------
                                                                          1999       1998       1997       1996       1995
                                                                       ----------  ---------  ---------  ---------  --------
Statement of Operations Data:
Revenue:


 CRM services  .......................................................  $ 60,665    $44,212    $22,515    $12,384   $ 8,230
 Catalog/distributor(1)  .............................................        --      6,165     16,985     14,551    12,317
                                                                        --------    -------    -------    -------   -------
  Total revenue  .....................................................    60,665     50,377     39,500     26,935    20,547
Cost of revenue:
 CRM services  .......................................................    41,539     30,196     14,810      7,929     5,681
 Catalog/distributor(1)  .............................................        --      5,135     13,575     11,370     9,686
                                                                        --------    -------    -------    -------   -------
  Total cost of revenue  .............................................    41,539     35,331     28,385     19,299    15,367
Gross profit:
 CRM services  .......................................................    19,126     14,016      7,705      4,455     2,549
 Catalog/distributor(1)  .............................................        --      1,030      3,410      3,181     2,631
                                                                        --------    -------    -------    -------   -------
  Total gross profit  ................................................    19,126     15,046     11,115      7,636     5,180

Selling, general and administrative expenses  ........................    28,939     13,457      9,828      6,954     4,792
                                                                        --------    -------    -------    -------   -------
Operating income (loss)  .............................................    (9,813)     1,589      1,287        682       388
 Interest income (expense), net  .....................................       774        138        (66)       (35)      (16)
 Gain from sale of catalog/distributor(1)  ...........................        80      2,525         --         --        --
                                                                        --------    -------    -------    -------   -------
Income (loss) before income taxes  ...................................    (8,959)     4,252      1,221        647       372
 Income tax expense (benefit)  .......................................    (1,650)     1,702        450        216        87
                                                                        --------    -------    -------    -------   -------
Net income (loss)  ...................................................    (7,309)     2,550        771        431       285
Preferred A dividends  ...............................................        --        (36)        --         --        --
Preferred C and D cumulative dividends  ..............................    (1,265)        --         --         --        --
Excess of redemption of preferred stock over stated value.............    (1,941)        --         --         --        --
                                                                        ========    -------    -------    -------   -------
Income (loss) available to common stockholders  ......................  $(10,515)   $ 2,514    $   771    $   431   $   285
                                                                        ========    =======    =======    =======   =======
Net income (loss) per share(2):
 Basic  ..............................................................    $(0.49)     $0.12      $0.04      $0.02     $0.01
                                                                        ========    =======    =======    =======   =======
 Diluted  ............................................................    $(0.49)     $0.09      $0.03      $0.02     $0.01
                                                                        ========    =======    =======    =======   =======
Number of shares used in per share calculations(2):
 Basic  ..............................................................    21,300     21,004     21,019     21,009    21,005
                                                                        ========    =======    =======    =======   =======
 Diluted  ............................................................    21,300     30,356     29,943     29,600    25,424
                                                                        ========    =======    =======    =======   =======



                                                                                           As of December 31,
                                                                        ---------------------------------------------------
                                                                          1999       1998       1997       1996      1995
                                                                        --------    -------    -------    -------   -------
Balance Sheet Data:
Cash, cash equivalents and short-term investments  ...................   $43,885    $ 4,608    $   269     $1,259    $1,082
Working capital  .....................................................    43,759      5,123      1,307      1,257     1,490
Total assets  ........................................................    57,867     17,209     11,912      8,233     4,826
Long-term debt and capital lease obligations, less current portion  ..     1,090      1,438      1,278      1,065       558
Redeemable preferred stock  ..........................................        --        977        977        977       977
Total stockholders' equity  ..........................................    45,208      4,500      1,852      1,078       646

(1) Effective May 15, 1998, we sold our catalog and distributor businesses. The results of operations for our catalog and distributor businesses are included in our financial statements through May 15, 1998.
(2) See Note 2 of the notes to financial statements which are included elsewhere in this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with "Selected Financial Data" and the Company's financial statements and the related notes thereto. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results including those set forth in "Risk Factors" and elsewhere in this prospectus.

Overview

  Today, we provide CRM services to hardware and software companies. We design and implement sophisticated eSales, eMarketing and other customer relationship programs using the Internet and other communication channels. By integrating technologies, processes and people, we provide a transparent customer relationship infrastructure behind our clients' brands. Our solutions are used to increase the frequency and quality of customer interactions and provide greater opportunities to sell and renew software subscriptions, support and service contracts, training services, licenses and upgrades. Rainmaker's services are designed to increase revenue per customer, strengthen customer loyalty and retention, and improve customer awareness of our clients' products and services. As of December 31, 1999, our clients are Borland, a division of Inprise Corporation, FTP Software, Inc., Intuit Inc., Lotus Development Corporation, a subsidiary of IBM, Network Computing Devices, Inc., Novell, Inc., Open Connect Systems Incorporated, Parametric Technology Corporation, Puma Technology, Inc., The Santa Cruz Operation, Inc., Sun Microsystems, Inc., Sybase, Inc. and Symantec Corporation.

  Rainmaker was founded in 1991 as UniDirect Corporation, a catalog/distributor of business software. We distributed UNIX, NT and Web Server software products manufactured primarily by SCO, Microsoft Corporation, Corel Corporation, V-Systems Inc. and SunSoft, Inc. Our customers consisted of end users, resellers and distributors. In January 1995, we entered the CRM services business and signed our first CRM services contract. In 1997, we decided to focus exclusively on CRM services and added three new CRM services clients that year. In May 1998, we sold certain assets related to our catalog/distributor businesses for approximately $5.2 million in total consideration. The assets sold included approximately $450,000 of inventory, approximately $750,000 of computer software as well as intangible assets including the domain names and logos. The buyer also assumed approximately $600,000 of accounts payable related to these businesses, which is included as part of total consideration. We received $2.9 million in cash on the closing date and a note for $1.7 million, of which $900,000 was paid in May 1999. The $800,000 balance is due by May 15, 2000. The note bears interest at 8.25% per annum payable quarterly in arrears.

  As of December 31, 1999, we have recorded a gain related to the sale of these businesses of approximately $2.6 million. This gain consisted of the $5.2 million of consideration less assets sold of approximately $1.2 million, compensation and severance amounts paid to former employees of these businesses of approximately $700,000, $350,000 of catalog/distributor businesses assets disposed of because they were no longer used by us and $350,000 of direct transaction costs including banking, legal and accounting fees.

  Our historical financial statements separate revenue, cost of revenue and gross profit between the CRM services business and the catalog/distributor businesses. Operating expenses cannot be broken out historically between the CRM service business and the catalog/distributor businesses because they shared a common sales, marketing and administrative infrastructure. The following discussion of our financial history highlights our performance in both the CRM services and catalog/distributor businesses.

  Our CRM services revenue consists of sales of our clients' software subscriptions, support and service contracts, training services, licenses and upgrades to our clients' installed customer base. This revenue includes the total purchase price billed by us to customers for our clients' products and services. Revenue from support and service contracts is recognized upon receipt of the customer's written purchase order, as service obligations are the responsibility of the client. Revenue from product sales is recognized at the time of shipment. Revenue from sales of new clients' products and services typically increases over several quarters before reaching a more moderate level of growth. Revenue growth during this period can be affected by many factors including customer contract renewal history, customer product satisfaction and competitive pricing.

  Cost of revenue includes payments for our clients' products and services based on the specific pricing terms of each contract. The costs of these products and services are typically higher during the start up phase of our relationship with a client until higher purchase discounts are achieved from increased sales volume. As a result, the gross margins earned on sales during the start up phase are lower, which can reduce our overall margins. This impact on overall margins may be significant depending on the number of new clients in any period. Once we integrate a client's customer database and begin to meet targeted sales volumes, our gross margins from that client typically improve.

  Selling, general and administrative expenses include all costs associated with the marketing and selling of our clients' products and services, including client integration costs, salaries of marketing and sales personnel, technology systems and communications costs, product and service development and administrative overhead. Interest income (expense), net reflects income received on cash, cash equivalents and short-term investments and interest expense on leases to secure equipment and software.

  Although our operating income and net income have grown in each year from 1994 to 1998, we incurred an operating loss and net loss for 1999. We expect to incur increasing operating and net losses in future periods as we increase our operating expenses to build our CRM services business. New clients require significant up-front investments including the costs to hire additional staff and create the necessary infrastructure to deliver our services. These costs are typically incurred several quarters before significant revenue is generated. These costs could have an adverse effect on our future financial condition and operating results.

Results of Operations

  The following table presents, for the periods given, selected financial data as a percentage of our revenue.



                                                       Years Ended December 31,
                                                  -----------------------------------
                                                     1999         1998        1997
                                                  -----------  ----------  ----------
Revenue:
 CRM services  ....................................   100.0%       87.8%       57.0%
 Catalog/distributor  .............................      --        12.2        43.0
                                                     ------       -----       -----
  Total revenue  ..................................   100.0       100.0       100.0
Cost of revenue:
 CRM services  ....................................    68.5        68.3        65.8
 Catalog/distributor  .............................      --        83.3        79.9
                                                     ------       -----       -----
  Total cost of revenue  ..........................    68.5        70.1        71.9
Gross profit:
 CRM services  ....................................    31.5        31.7        34.2
 Catalog/distributor  .............................      --        16.7        20.1
                                                     ------       -----       -----
  Total gross profit  .............................    31.5        29.9        28.1

Selling, general and administrative expenses  .....    47.7        26.8        24.8
                                                     ------       -----       -----
Operating income (loss)  ..........................   (16.2)        3.1         3.3
 Interest income (expense), net  ..................     1.3         0.3        (0.2)
 Gain from sale of catalog/distributor  ...........     0.1         5.0          --
                                                     ------       -----       -----
Income (loss) before income taxes  ................   (14.8)        8.4         3.1
 Income tax expense (benefit)  ....................    (2.8)        3.3         1.1
                                                     ------       -----       -----
Net income (loss)  ................................   (12.0)%       5.1%        2.0%
                                                     ======       =====       =====

Comparison of Years Ended December 31, 1999 and 1998

  Revenue.   Revenue from CRM services increased 37.2% to $60.7 million for 1999 from $44.2 million for 1998. During 1999, revenue from CRM services provided to existing clients (clients for which we generated revenue over the entire year) accounted for $2.1 million of the increase over the prior year. This increase was primarily due to the inclusion of new services and product lines and growth of the installed customer base partially offset by a $2.6 million decline in revenue from FTP, which was acquired by NetManage, Inc. in August 1998. During 1999, we added seven new clients which accounted for $14.4 million of our revenue during that year.

  During 1999, there was no revenue from the catalog/distributor businesses, which were sold in May 1998. In 1998, these businesses generated revenues of $6.2 million.

  Gross Profit.   Gross profit from CRM services increased 36.5% to $19.1
million for 1999 from $14.0 million for 1998 in line with revenue growth. Gross margin from CRM services decreased slightly to 31.5% in the most recent year compared to 31.7% during the prior year.

  There was no gross profit for 1999 on the catalog/distributor businesses, which were sold in May 1998. For 1998, these businesses generated $1.0 million in gross profit.

  Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased 115.0% to $28.9 million for 1999 from $13.5 million for 1998. These expenses for 1998 included approximately five months of operations associated with the catalog/distributor businesses, which were sold in May 1998. As a percentage of total revenue, these expenses increased to 47.7% for the most recent year from 26.8% in the prior year. This increase was primarily attributable to the strategic decision to increase levels of investment in personnel, systems and infrastructure and product development to support recent and anticipated new client growth. Specifically, we hired 44 additional personnel within sales, marketing and product development in 1999. Depreciation expense increased by $1.5 million in 1999 compared to 1998 due primarily to accelerated depreciation on information systems to be substantially replaced. In addition, during 1999, we wrote off approximately $296,000 of older non-Year 2000 compliant computers and telephone systems, which were replaced with new equipment.

  We recorded deferred compensation of $2.0 million in 1999. This represents the difference between the exercise price of options granted to acquire our common stock and the deemed fair value for financial reporting purposes of our common stock on the grant date. We amortized deferred compensation expense of approximately $682,000 during 1999. Deferred compensation expense at December 31, 1999 is being amortized using the graded vesting method over the vesting period of the options.

  Interest Income (Expense), Net. We recorded $774,000 of net interest income in 1999, as compared to $138,000 in 1998. The increase was primarily attributable to higher invested cash balances resulting from the sale of common stock in our initial public offering of $40.6 million in November 1999 and sale of preferred stock of $13.8 million in February 1999 partially offset by $9.7 million used to repurchase stock during the year.

  Income Tax Expense (Benefit).   We recorded a $1.7 million income tax benefit
for 1999 compared to $1.7 million of income tax expense for 1998. The expected benefit derived by applying the federal statutory rate to the operating loss for 1999 differs from the benefit recorded because we established a valuation allowance for deferred tax assets that exceed income taxes recoverable from prior years. The income tax expense for 1998 was recorded at the federal statutory rate plus state income taxes.

Comparison of Years Ended December 31, 1998 and 1997

  Revenue.   Revenue from CRM services increased 96.4% to $44.2 million for 1998 from $22.5 million in 1997. Revenue from CRM services associated with existing clients accounted for $12.6 million of the increase in 1998 over 1997. This increase was primarily due to the inclusion of new services and product lines and growth of the installed customer base. In addition, revenue from existing clients included three clients added during 1997 from which we derived the full period benefit of the sales of their products and services during 1998. Revenue from these clients was $14.6 million and $6.3 million in 1998 and 1997, respectively. We also added two new clients during 1998, who accounted for $9.1 million of revenue.

  Revenue from the catalog/distributor businesses decreased 63.7% to $6.2 million in 1998 from $17.0 million in 1997, due to the sale of these businesses in May 1998.

  Gross Profit.   Gross profit for CRM services increased 81.9% to $14.0 million in 1998 from $7.7 million for 1997. Gross margin from CRM services declined to 31.7% for 1998 from 34.2% for 1997. The margin decline was primarily due to an increase in the mix of lower margin products sold in 1998 versus those sold in 1997.

  Gross profit for the catalog/distributor businesses decreased 69.8% to $1.0 million for 1998 from $3.4 million for 1997.

  Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased 36.9% to $13.5 million for 1998 from $9.8 million for 1997. These amounts included approximately five months of expenses associated with the catalog/distributor businesses during 1998 and twelve months during 1997. As a percentage of revenue, these expenses increased to 26.8% in 1998 from

24.8% in 1997. This increase was primarily due to the addition of 30 employees hired during 1998 to support the expansion in our CRM services business.

  Interest Income (Expense), Net.   We recorded $138,000 of net interest income
in 1998 as compared to net interest expense of $66,000 in 1997. The 1998 amount was primarily due to interest income derived from outstanding notes related to the sale of the catalog/distributor businesses and higher average cash balances. The 1997 amount was primarily due to expenses associated with our capital leases.

  Income Tax Expense (Benefit).   We recorded a $1.7 million income tax
provision for 1998 compared to $450,000 for 1997, representing annual effective tax rates of 40% and 37%, respectively. Our annual effective tax rate for 1998 differs from the federal statutory rate primarily due to state taxes. Our annual effective tax rate for 1997 differs from the federal statutory rate primarily due to state taxes and the benefit of the research and development tax credit.

Selected Quarterly Results of Operations

  The following table presents our unaudited quarterly statement of operations data for each quarter in the eight quarters ended December 31, 1999. This data has been derived from unaudited financial statements that have been prepared on the same basis as the audited financial statements and include all adjustments (consisting of normal recurring adjustments) that we consider necessary for a fair presentation of such information.

                                                                                 Quarter Ended
                                             -------------------------------------------------------------------------------------
                                             March 31,   June 30,  Sept. 30,  Dec. 31,  March 31,  June 30,   Sept. 30,   Dec. 31,
                                             ----------  --------  ---------  --------  ---------  ---------  ----------  --------

                                                1998       1998      1998       1998      1999       1999        1999       1999
                                             ----------  --------  ---------  --------  ---------  ---------  ----------  ---------

                                                                                   (in thousands)
Statement of Operations Data:
Revenue:
     CRM services  .......................... $ 7,748    $10,607    $12,047   $13,810    $12,943   $13,145     $15,947    $18,630
     Catalog/distributor  ...................   4,024      2,141         --        --         --        --          --         --
                                              -------    -------    -------   -------    -------   -------     -------    -------
        Total revenue  ......................  11,772     12,748     12,047    13,810     12,943    13,145      15,947     18,630
  Cost of revenue:
     CRM services  ..........................   5,284      7,357      7,885     9,670      8,719     8,815      11,403     12,602
     Catalog/distributor  ...................   3,283      1,852         --        --         --        --          --         --
                                              -------    -------    -------   -------    -------   -------     -------    -------
        Total cost of revenue  ..............   8,567      9,209      7,885     9,670      8,719     8,815      11,403     12,602
  Gross profit:
     CRM services  ..........................   2,464      3,250      4,162     4,140      4,224     4,330       4,544      6,028
     Catalog/distributor  ...................     741        289         --        --         --        --          --         --
                                              -------    -------    -------   -------    -------   -------     -------    -------
        Total gross profit  .................   3,205      3,539      4,162     4,140      4,224     4,330       4,544      6,028
  Selling, general and administrative
    expenses  ...............................   2,986      2,930      3,723     3,818      3,950     6,114       8,587     10,288
                                              -------    -------    -------   -------    -------   -------     -------    -------
  Operating income (loss)  ..................     219        609        439       322        274    (1,784)     (4,043)    (4,260)
     Interest income (expense), net  ........     (18)        22         66        68        139       146          85        404
     Gain from sale of
       catalog/distributor  .................      --      2,525         --        --         --        80          --         --
                                              -------    -------    -------   -------    -------   -------     -------    -------
  Income (loss) before income taxes  ........     201      3,156        505       390        413    (1,558)     (3,958)    (3,856)
     Income tax expense (benefit)  ..........      80      1,263        202       157        164      (595)        (90)    (1,129)
                                              -------    -------    -------   -------    -------   -------     -------    -------
  Net income (loss)  ........................ $   121    $ 1,893    $   303   $   233    $   249   $  (963)    $(3,868)   $(2,727)
                                              =======    =======    =======   =======    =======   =======     =======    =======

  Our historical revenue has tended to fluctuate based on seasonal buying patterns in the computer industry. A higher proportion of computers, software, and contract services tend to be sold in the fourth calendar quarter. As a result, we have experienced seasonal declines in revenues between the fourth and first calendar quarters. Our quarterly operating results may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of future performance. See "Risk Factors--Our Future Operating Results May Not Follow Past Trends or Meet Market Expectations."

Liquidity and Sources of Capital

  Historically, we have funded operations from operating cash flows and net cash proceeds from private placements of preferred stock. Cash, cash equivalents and short-term investments were $43.9 million at December 31, 1999. Working capital at December 31, 1999 was $43.8 million.

  Cash used in operating activities during 1999 was $4.6 million compared to $3.3 million provided by operations for the prior year. The change of $7.9 million was due primarily to the absolute change in net income (loss) of $9.9 million as we earned $2.6 million during 1998 but lost $7.3 million during 1999. In addition, we increased our inventories by $633,000 in 1999 due to the addition of new clients. This increase in inventories compares to a decrease of $948,000 for 1998, primarily due to the sale of the catalog/distributor businesses. The decrease in deferred taxes accounted for $1.0 million of the change in the year. Changes in other operating assets and liabilities, primarily trade accounts receivable, accounted for the balance of the decrease in cash used by operating activities. Cash used by operating activities for 1998 included cash used by the catalog/distributor businesses.

  Cash used in investing activities during 1999 was $3.5 million compared to $1.0 million provided by investing activities for the prior year. The decrease was due primarily to amounts received from the sale of our catalog/distributor businesses in May 1998 and the purchase of short-term investments in 1999. The total sales price of our catalog/distributor businesses is to be paid in three installments. We received the first installment of $2.9 million from the sale in May 1998, and we received the second installment of $900,000 in May 1999. We expect to receive the final $800,000 installment in May 2000. Capital expenditures totaled $1.6 million for 1999 compared to $874,000 for 1998. Capital expenditures consisted primarily of additional computers and software in both periods. In addition, we spent $320,000 in 1999 to replace our older non-Year 2000 compliant computers and telephone systems.

  Cash provided by financing activities during 1999 was $44.6 million compared to a use of $5,000 for the prior year. The increase was primarily attributable to the sale of common stock in our initial public offering of $40.6 million and sale of preferred stock of $13.8 million in February 1999 partially offset by $9.7 million used to repurchase shares of our stock during the year.

  We believe that our cash, cash equivalents and short-term investments at December 31, 1999 will be sufficient to meet our liquidity needs for at least the next twelve months.

Potential Impact of Inflation

  To date, inflation has not had a material impact on our business.

Year 2000 Compliance


  Our State of Compliance. To date, the Year 2000 problem (that is the inability of computers, as well as embedded microchips in non-computing devices, to perform properly date-sensitive functions with respect to certain dates prior to and after December 31, 1999) has not had a material impact on our business. We identified three areas of our business that could be affected by the Year 2000 problem:

     Internal Infrastructure. We implemented a program to evaluate and address the impact of the Year 2000 problem on our information systems and non-information systems. Testing of our key production systems was completed in September 1999. We have partially replaced our computer information systems. As a result, we believe our systems remain Year 2000 compliant.

     Third Party Suppliers and Partners. We use third party equipment and software that may or may not be Year 2000 compliant. Consequently, our ability to address Year 2000 issues is, to a large extent, dependent upon the Year 2000 compliance of these third parties' hardware and software products. Prior to year-end 1999, we established Year 2000 readiness requirements for newly acquired products and services and contacted the third parties from whom we purchased any hardware and software products to validate that such products were Year 2000 compliant. We collected satisfactory Year 2000 readiness statements from our significant partners and vendors prior to year-end 1999.

     Clients. We collected preliminary statements of Year 2000 readiness from each of our clients prior to year-end 1999. Based on those preliminary statements, we believe that our clients' systems are substantially Year 2000 compliant. In addition, we have worked with our clients to test data transmission and other integration processes. If our clients' products or systems are not Year 2000 compliant, our ability to sell our clients' products and services would be adversely affected.

  The Costs of Addressing Our Year 2000 Issues.   To date, we have incurred only
minimal internal costs in connection with identifying and evaluating Year 2000 compliance issues. Our expenses have generally related to the operational costs associated with time spent by our employees in the evaluation process and Year 2000 compliance in general. In the second quarter of 1999, we spent $320,000 to replace our older non-Year 2000 compliant computers and telephone systems, and in all of 1999 the Company expensed approximately $600,000 in the aggregate remediating its systems. The total costs of our Year 2000 compliance efforts have not been, nor do we expect them to be, material. If, however, these costs were to become substantially higher than we anticipate, it could have a material adverse effect on our business.

  The Risks Associated with Our Year 2000 Issues.   Any failure of our
equipment, software or services to operate properly could require us to incur unanticipated expenses, which could seriously harm our business. The failure of our Web site, network infrastructure and transaction processing systems to be Year 2000 compliant could result in:

        .  a decrease in our sales;
        . an increase in our allocation of resources to address Year 2000 problems without additional revenue commensurate with such dedication of resources; and
        . an increase in litigation costs relating to losses suffered by our clients and our clients' customers due to Year 2000 problems.

  In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third party service providers and others outside of our control are Year 2000 compliant. The failure of these entities to be Year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent us from operating our business, prevent visitors from accessing Web sites or change the behavior of consumers accessing Web sites, which could have a material adverse effect on our business.


Recent Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We believe that our revenue recognition policy is in compliance with the provisions of SAB 101 and that the impact of SAB 101 will have no material effect on the Company's financial position or results of operations.

  In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." We are required to adopt FAS No. 133 for the year ending December 31, 2001. FAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of FAS No. 133 is not expected to have a material impact on our financial position or results of operations.

  In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal use software once certain criteria have been met. We adopted SOP 98-1 on January 1, 1999. The adoption of SOP 98-1 did not have a material impact on our financial position or results of operations.


Factors That May Affect Future Results and Market Price of Stock

We have incurred recent losses and expect to incur losses in the future.

  We entered into the CRM services business in January 1995 and have a limited operating history. As a result, it is difficult for us to predict future results of operations. Although our CRM services revenues have grown significantly in each year from 1995 to 1999, this rate of growth may not be sustainable. In addition, we incurred an operating loss of $9.8 million and a net loss of $7.3 million for 1999. We expect to incur operating and net losses for at least the next eighteen months as we increase our operating expenses to build our business.

Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client could result in a substantial decrease in our revenue.

  We have generated a significant portion of our revenue from a limited numbers of clients. We currently have only 13 clients. In 1999, sales to customers of The Santa Cruz Operation, Inc. (SCO), and Sybase, Inc. accounted for approximately 43%, and 18%, respectively, of our CRM services revenue. In 1998, sales to customers of SCO, FTP Software, Inc. (FTP) and Novell, Inc. accounted for approximately 46%, 21% and 16%, respectively, of our CRM services revenue. In 1997, sales to customers of SCO, FTP, and Sun Microsystems, Inc. accounted for approximately 72%, 10% and 12%, respectively, of our CRM services revenue. We expect that a small number of clients will continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our principal clients could cause a significant decrease in our revenue.

  In addition, our software and other technology clients operate in industries that are consolidating, which may reduce the number of our existing and potential clients. For example, FTP was acquired by NetManage, Inc. in August 1998. Since that acquisition, our revenue from sales to customers of FTP has decreased, is expected to continue to decrease and could eventually be eliminated.

Our revenue will decline if demand for our clients' products and services decreases.

  Our business primarily consists of selling and marketing our clients' products and services to their existing customers. In addition, most of our revenue is based on a "pay for performance" model in which our compensation is based on the amount of our clients' products and services that we sell. Accordingly, if a particular client's products and services fail to appeal to its customers for reasons beyond our control, such as preference for a competing product or service, our revenue from that client's products and services may decline.

Our quarterly operating results may fluctuate, and, if we do not meet market expectations, our stock price could decline.

  We believe that quarter-to-quarter comparisons of our operating results are not a good indication of future performance. Although our operating results have generally improved from quarter to quarter until recently, our future operating results may not follow any past trends. In some future quarter our operating results may be below the expectation of public market analysts and investors.

  Factors which may cause our future operating results to be below expectations include:

        .  the growth of the market for outsourced CRM solutions;

        .  the demand for and acceptance of our services;
        .  the demand for our clients' products and services;
        . the length of the sales and integration cycle for our new clients; . our ability to develop and implement additional services, products and technologies; and
        .  the expansion of our direct sales force and its rate of success.

The length and unpredictability of the sales and integration cycles for our services could cause delays in our revenue growth.

  Selection of our services often entails an extended decision-making process on the part of prospective clients. We often must provide a significant level of education regarding the use and benefit of our services, which may delay the evaluation and acceptance process. The selling cycle can extend to approximately six to nine months or longer between initial client contact and signing of a contract for our services. Additionally, once our services are selected, the integration of our services often can be a lengthy process which further impacts the timing of revenue. Because we are unable to control many of the factors that will influence our clients' buying decisions or the integration of our services, the length and unpredictability of the sales and integration cycles will make it difficult for us to forecast the growth and timing of our revenue.

If we are unable to attract and retain highly qualified management and sales and technical personnel the quality of our services may decline, and our ability to execute our growth strategies may be harmed.

  Our success depends to a significant extent upon the contributions of our executive officers and key sales and technical personnel and our ability to attract and retain highly qualified sales, technical and managerial personnel. Competition for personnel is intense as these personnel are limited in supply. We have at times experienced difficulty in recruiting qualified personnel, and there can be no assurance that we will not experience difficulties in the future. Any difficulties could limit our future growth. The loss of certain key personnel, particularly Michael Silton, our chairman, president and chief executive officer, could seriously harm our business. We have obtained life insurance policies in the amount of $6.3 million on Michael Silton.

  Six of our eleven executives joined Rainmaker in 1999. As a result, our current management team has worked together for only a relatively short time. Our ability to execute our strategies will depend upon our ability to integrate these and future managers into our operations.

We have strong competitors and may not be able to compete effectively against them.

  Competition in business to business eServices is intense, and we expect such competition to increase in the future. Our competitors include comprehensive system integrators, e-commerce solutions providers, and other outsource providers of different components of customer interaction management. We also face competition from internal marketing departments of current and potential clients. Many of our existing or potential competitors have greater name recognition, longer operating histories, and significantly greater financial, technical and marketing resources, which could further impact our ability to address competitive pressures. Should competitive factors require us to increase spending for, and investment in, client acquisition and retention or for the development of new services, our expenses could increase disproportionately to our revenues. Competitive pressures may also necessitate price reductions and other actions that would likely affect our business adversely. Additionally, there can be no assurances that we will have the resources to maintain a higher level of spending to address changes in the competitive landscape. Failure to maintain or to produce revenue proportionate to any increase in expenses would have a negative impact on our financial results and stock price.

Our success depends on our ability to successfully manage additional growth.

  Our recent growth has placed significant demands on our management, administrative, operational and financial resources. In addition, our anticipated future growth will place additional demands on our resources. We will need to continue to improve our operational, financial and managerial controls and information systems and procedures and will need to continue to expand, train and manage our overall work force. If we are unable to manage additional growth effectively our business will be harmed.

Our business strategy includes expansion into foreign markets which will require increased expenditures, and if our international operations are not successfully implemented they may not result in increased revenue or growth of our business.

  Our growth strategy includes expansion into international markets. As a result, we may need to establish international operations, hire additional personnel and establish relationships with additional clients and customers in those markets. This expansion will require significant financial resources and management attention and could have a negative effect on our earnings. We cannot assure you that we will be successful in creating international demand for our CRM services or that we will be able to effectively sell our clients' products and services in international markets.

  The development of our international operations may also involve the following risks:

        . the increased cost associated with designing and operating Web sites in foreign languages;
        . the inability to protect our intellectual property in foreign markets;
        . differing technology standards and internet regulations in other countries that may affect access to and operation of our Web sites;
        . the appeal of our marketing programs, including the use of e-mail and direct marketing techniques, to international customers; and
        . difficulties in collecting international accounts receivable for the products and services that we sell.

  We cannot assure you that these factors will not have an adverse effect on future international sales and earnings.

Any acquisitions we make could result in dilution, unfavorable accounting charges and difficulties in successfully managing our business.

  As part of our business strategy, we review acquisition prospects that would complement our existing business or enhance our technological capabilities. Future acquisitions by us could result in potentially dilutive issuances of equity securities, large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could cause our financial performance to suffer. Furthermore, acquisitions entail numerous risks and uncertainties, including:

        .   difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies;
        .   diversion of management's attention from other business concerns;
        .   risks of entering geographic and business markets in which we have no or limited prior experience; and
        .   potential loss of key employees of acquired organizations.

  We cannot be certain that we would be able to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and our failure to do so could limit our future growth. Although we do not currently have any agreement with respect to any material acquisitions, we may make acquisitions of complementary businesses, products or technologies in the future. However, we may not be able to locate suitable acquisition opportunities.

We rely heavily on our communications infrastructure, and the failure to invest in or the loss of these systems could disrupt the operation and growth of our business and result in the loss of customers or clients.

  Our success is dependent in large part on our continued investment in sophisticated computer, Internet and telecommunications systems. We have invested significantly in technology and anticipate that it will be necessary to continue to do so in the future to remain competitive. These technologies are evolving rapidly and are characterized by short product life cycles, which require us to anticipate technological developments. We may be unsuccessful in anticipating, managing, adopting and integrating technological changes on a timely basis, or we may not have the capital resources available to invest in new technologies. Temporary or permanent loss of these systems could limit our ability to conduct our business and result in lost revenue.

If we are unable to safeguard our networks and clients' data, our clients may not use our services and our business may be harmed.

  Our networks may be vulnerable to unauthorized access, computer hacking, computer viruses and other security problems. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems caused by any breaches. Although we intend to continue to implement industry-standard security measures, these measures may be inadequate.

Damage to our single facility may disable our operations.

  Our operations are housed in a single facility in Scotts Valley, California. We have taken precautions to protect ourselves from events that could interrupt our services, such as off-site storage of computer backup data and a backup power source, but there can be no assurance that an earthquake, fire, flood or other disaster affecting our facility would not disable these operations. Any significant damage to this facility from an earthquake or other disaster could prevent us from operating our business.

If we fail to adequately protect our intellectual property or face a claim of intellectual property infringement by a third party, we may lose our intellectual property rights and be liable for significant damages.

  We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our trade secrets, copyrights, trademarks, service marks, trade names or other proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe the intellectual property rights of others, other parties may assert infringement claims against us that we violated their intellectual property rights. These claims, even if not true, could result in significant legal and other costs and may be a distraction to management. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States, so if our business expands into foreign countries, risks associated with protecting our intellectual property will increase. We have applied for registration of the service mark "Rainmaker Systems" in the United States, and certain foreign countries.

If Year 2000 compliance issues arise, our business could be disrupted, we could incur unanticipated expenses and we could lose customers and clients.


  In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $600,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

  Our services rely on a complex communications infrastructure including the Internet and telecommunications systems that we cannot adequately evaluate for Year 2000 compliance. In addition, our services are dependent upon equipment and software provided by third parties that may not be Year 2000 compliant. In performing our services, we also sell software provided by third parties which may not be Year 2000 compliant.

  The failure of these systems or of any third-party equipment or software to be Year 2000 compliant could result in:

        .  delay or loss of revenue;
        .  cancellations of contracts by clients;
        . diversions of our management's attention and development resources; . damage to our reputation;
        .  litigation costs, and
        . difficulties in contacting or being contacted by our clients' customers or operating our clients' web sites.


  For more information on our Year 2000 issues, you should read the discussion in the "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance" section of this prospectus.

Increased government regulation of the Internet could decrease the demand for our services and increase our cost of doing business.

  The increasing popularity and use of the Internet and online services may lead to the adoption of new laws and regulations in the U.S. or elsewhere covering issues such as online privacy, copyright and trademark, sales taxes and fair business practices or which require qualification to do business as a foreign corporation in certain jurisdictions. Increased government regulation, or the application of existing laws to online activities, could inhibit Internet growth. A decline in the growth of the Internet could decrease demand for our services and increase our cost of doing business and otherwise harm our business.

We are subject to government regulation of direct marketing, which could restrict the operation and growth of our business.

  The FTC's telemarketing sales rules prohibit misrepresentations of the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation and specifically addresses other perceived telemarketing abuses in the offering of prizes. Additionally, the FTC's rules limit the hours during which telemarketers may call consumers. The federal Telephone Consumer Protection Act of 1991 contains other restrictions on facsimile transmissions and on telemarketers, including a prohibition on the use of automated telephone dialing equipment to call certain telephone numbers. A number of states also regulate telemarketing and some states have enacted restrictions similar to these federal laws. In addition, a number of states regulate email and facsimile transmissions. The failure to comply with applicable statutes and regulations could result in penalties. There can be no assurance that additional federal or state legislation, or changes in regulatory implementation, would not limit our activities in the future or significantly increase the cost of regulatory compliance.

Our directors and their affiliates will own a large percentage of our stock and can significantly influence all matters requiring stockholder approval.

  Our directors and entities affiliated with them will together control approximately 51% of our outstanding shares (based on the number of shares outstanding as of February 29, 2000). As a result, any significant combination of those stockholders, acting together, will have the ability to control all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Rainmaker, which, in turn, could depress the market price of our common stock.

Our charter documents and Delaware law contain anti-takeover provisions that could deter takeover attempts, even if a transaction would be beneficial to our stockholders.

  The provisions of Delaware law and of our certificate of incorporation and bylaws could make it difficult for a third party to acquire us, even though an acquisition might be beneficial to our stockholders. Our certificate of incorporation provides our board of directors the authority, without stockholder action, to issue up to 20,000,000 shares of preferred stock in one or more series. Our board determines when we will issue preferred stock, and the rights, preferences and privileges of any preferred stock. Our certificate of incorporation also provides for a classified board, with each board member serving a staggered three-year term. In addition, our bylaws establish an advance notice procedure for stockholder proposals and for nominating candidates for election as directors. Delaware corporate law also contains provisions that can affect the ability to take over a company.

Our stock price may be volatile resulting in potential litigation.

  If our stock price is volatile, we could face securities class action litigation. In the past, following periods of volatility in the market price of their stock, many companies have been the subjects of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and could cause our stock price to fall. The trading price of our common stock could fluctuate widely due to:

        .  quarter to quarter variations in results of operations;
        .  loss of a major client;
        . announcements of technological innovations by us or our competitors; . changes in, or our failure to meet, the expectations of securities analysts;
        .  new products or services offered by us or our competitors;
        .  changes in market valuations of similar companies;
        . announcements of strategic relationships or acquisitions by us or our competitors; or
        .  other events or factors that may be beyond our control.

  In addition, the securities markets in general have experienced extreme price and trading volume volatility in the past. The trading prices of securities of many business process outsourcing companies have fluctuated broadly, often for reasons unrelated to the operating performance of the specific companies. These general market and industry factors may adversely affect the trading price of our common stock, regardless of our actual operating performance.

A significant number of shares are or may become available for sale and their sale could depress our stock price.

  Sales of substantial amounts of our common stock in the public market after the expiration of lock up agreements could reduce the market price of our common stock. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

  Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We currently do not and do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We plan to mitigate default risk by investing in low-risk securities. If market interest rates were to increase immediately and uniformly by 10% from the levels as of December 31, 1999, the decline of the fair market value of our fixed income portfolio would not be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required by this item is included in Part IV Item 14 (a) (1) and (2).

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                    PART III

   Certain information required by Part III is omitted from this Report because the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information concerning the Company's officers required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Executive Officers". The information concerning the Company's Directors required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Election of Directors - Nominees". Information concerning the Company's officers, Directors and 10% shareholders compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in the Company' Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Certain Transactions with Management."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K

(a) 1. Financial Statements
The following financial statements are filed as a part of this report:

                                                                          Page
     Report of Independent Auditors                                        30
     Financial Statements:
       Balance Sheets as of December 31, 1999 and 1998                     31
       Statements of Operations for the Years ended December 31, 1999,
        1998 and 1997                                                      33
       Statements of Redeemable Convertible Preferred Stock and
        Stockholders' Equity for the Years ended
        December 31, 1999, 1998 and 1997                                   34
       Statements of Cash Flows for the Years ended December 31, 1999,
        1998 and 1997                                                      35
       Notes to Financial Statements                                       36

(a) 2. Financial Statement Schedules
The following financial statement schedule is filed as a part of this report:

     II Valuation and Qualifying Accounts

(a) 3. Exhibits
The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.
   3.1* Certificate of Incorporation of Rainmaker Systems, Inc. filed with the Delaware Secretary of State on October 29, 1999.

   3.2*  Bylaws of Rainmaker Systems, Inc.

   4.1* Specimen certificate representing shares of common stock of Rainmaker Systems, Inc.

   4.2* Registration Rights Agreement dated March 8, 1994 between UniDirect Corporation and Silicon Valley Bank.

   4.3* Registration Rights Agreement dated February 12, 1999 among Rainmaker Systems, Inc., ABS Capital Partners III, L.P., H & Q Rainmaker Investors, L.P., Hambrecht & Quist California, Hambrecht & Quist Employee Venture Fund, L.P. II and The Santa Cruz Operation, Inc.

   10.1* Form of Indemnification Agreement.

   10.2* 1999 Stock Incentive Plan.

   10.3* 1999 Stock Purchase Plan.

   10.4* Amended and Restated Loan and Security Agreement dated May 9, 1997 between UniDirect Corporation and Silicon Valley Bank, as amended on September 22, 1997, April 15, 1998 and September 14, 1998.

   10.5* 1995 Stock Option/Stock Issuance Plan, together with form of Notice of
         Grant of Stock Option, Stock Option Agreement, Stock Purchase Agreement and Stock Issuance Agreement.

   10.6* 1998 Stock Option/Stock Issuance Plan, together with form of Notice of
         Grant of Stock Option, Stock Option Agreement, Stock Purchase Agreement and Stock Issuance Agreement.

   10.7* Net Lease Agreement dated July 29, 1996 between UniDirect Corporation and Borland International, Inc., together with amendments dated February 27, 1997, April 14, 1998 and November 15, 1998.

   10.8* Net Lease Agreement dated November 5, 1998 between UniDirect
         Corporation and Inprise Corporation.

   10.9* Warrant to Purchase Stock dated March 8, 1994 issued to Silicon Valley Bank, as amended by letter agreement dated April 15, 1998.

   10.10* Stock Purchase Agreement dated January 29, 1999 among Rainmaker Systems, Inc., ABS Capital Partners III, L.P., H & Q Rainmaker Investors, L.P., Hambrecht & Quist California and Hambrecht & Quist Employee Venture Fund, L.P. II.

   10.11* Exchange Agreement dated January 29, 1999 between Rainmaker Systems, Inc. and The Santa Cruz Operation, Inc.

   10.12* Asset Purchase Agreement dated May 18, 1998 between UniDirect Corporation and Savoir Technology Group, Inc.

   10.13* Master Lease Agreement dated May 5, 1999 between Rainmaker Systems, Inc. and Celtic Leasing Corp.

   10.14* Loan and Security Agreement dated October 28, 1997 between UniDirect Corporation and MetLife Capital Corporation, together with related agreements dated May 5, 1999.

   10.15* Compensation Agreement dated January 1, 1995 between UniDirect Corporation and Richard Marotta, together with Notice of Grant of Stock Option and Stock Option Agreement.

   10.16* Compensation Agreement dated November 1, 1995 between UniDirect Corporation and Richard Marotta, together with Notice of Grant of Stock Option and Stock Option Agreement.

   10.17* Separation Agreement and Release dated September 30, 1997 between UniDirect Corporation and Bernard Jubb, together with Amendment No. 1 dated January 27, 1997 and the Promissory Note and Security Agreement dated February 5, 1999.

   10.18* Separation Agreement and Release dated April 8, 1999 between Rainmaker Systems, Inc. and Chris Sterbenc.

   10.19*+ Distributor Agreement dated January 24, 1995 between UniDirect
           Corporation and The Santa Cruz Operation, Inc., together with amendments dated April 8, 1996, November 5, 1997, March 16, 1999 and May 17, 1999.

   10.20** Form of Notice of Grant of Stock Option

   10.21***Form of Stock Option Agreement

   23.1    Consent of Ernst & Young LLP.

   23.2*   Consent of Brobeck, Phleger & Harrison LLP.

   24.1*   Power of Attorney (contained on the signature page hereof).

   27.1    Financial Data Schedule.

(b)  Reports on Form 8-K
No reports on Form 8-K were filed in the fourth quarter of 1999.

--------
* Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Company (Reg. No. 333-86445). ** Incorporated by reference to exhibit number 99.2 to the Registration Statement on Form S-8 filed by the Company (Reg. No. 333-91095). *** Incorporated by reference to exhibit number 99.3 to the Registration Statement on Form S-8 filed by the Company (Reg. No. 333-91095).
+ Confidential treatment has previously been granted by the Commission for certain portions of the referenced exhibit.

Report of Independent Auditors


The Board of Directors and Stockholders
Rainmaker Systems, Inc.

We have audited the accompanying balance sheets of Rainmaker Systems, Inc. as of December 31, 1999 and 1998 and the related statements of operations, redeemable convertible preferred stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rainmaker Systems, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information stated therein.


/s/ ERNST & YOUNG LLP

San Jose, California
January 26, 2000

                            RAINMAKER SYSTEMS, INC.
                                 BALANCE SHEETS
                       (In thousands, except share data)

                                                                                            December 31,
                                                                                   -------------------------------
                                                                                       1999             1998
                                                                                   -------------  ----------------
ASSETS
Current assets:
 Cash and cash equivalents  .......................................................    $ 41,129            $ 4,608
 Short-term investments  ..........................................................       2,756                 --
 Accounts receivable, less allowance for sales returns and doubtful accounts
      of $536 in 1999 and $314 in 1998  ...........................................       8,192              6,881
 Current portion of note receivable  ..............................................         800                900
 Income taxes receivable  .........................................................         960                951
 Other receivables  ...............................................................         291                 52
 Inventories  .....................................................................         637                  4
 Deferred taxes  ..................................................................          --                354
 Prepaid expenses and other current assets  .......................................         563                278
                                                                                       --------            -------
  Total current assets  ...........................................................      55,328             14,028
    Property and equipment, net  ..................................................       2,373              2,337
 Note receivable, less current portion  ...........................................          --                720
 Other noncurrent assets  .........................................................         166                124
                                                                                       --------            -------
  Total assets  ...................................................................    $ 57,867            $17,209
                                                                                       ========            =======
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable  ................................................................    $  6,456            $ 5,824
 Payable to a related party........................................................       1,677              1,031
 Accrued compensation and related liabilities  ....................................       2,131              1,220
 Accrued liabilities  .............................................................         804                585
 Deferred revenue  ................................................................          --                 40
 Current portion of capital lease obligations  ....................................         501                205
                                                                                       --------            -------
  Total current liabilities  ......................................................      11,569              8,905
 Capital lease obligations, less current portion  .................................       1,090                442
 Convertible subordinated note payable  ...........................................          --                996
 Deferred taxes  ..................................................................          --              1,389

Commitments and contingencies

Redeemable convertible preferred stock:
 Series A convertible preferred stock, no par value:
  Authorized shares--none in 1999 and 1,143,494 in 1998
   Issued and outstanding shares--none in 1999 and 574,620 in 1998................           --                977

Stockholders' equity:
 Preferred stock, $0.001 par value:
   Series B
     Authorized shares--402,710 in 1999 and 1998
       Issued and outstanding--none in 1999 and 349,160 in 1998....................          --                 --

  Series C
     Authorized shares--8,536,585 in 1999 and 1998
       Issue and outstanding--none in 1999 and 1998................................          --                 --
  Series D
     Authorized shares--5,717,470 in 1999 and 1998
       Issue and outstanding--none in 1999 and 1998................................          --                 --

  Undesignated
     Authorized shares--5,343,235 in 1999 and 343,235 1998
       Issue and outstanding--none in 1999 and 1998................................          --                 --
 Common stock, $0.001 par value:
  Authorized shares--80,000,000
   Issued and outstanding shares--38,370,955 in 1999 and 21,460,894 in 1998........          38                 21
 Additional paid-in capital  ......................................................      58,482                741
 Deferred stock compensation  .....................................................      (1,344)                --
 Retained earnings (accumulated deficit)  .........................................     (11,968)             3,738
                                                                                       --------            -------
    Total stockholders' equity  ...................................................      45,208              4,500
                                                                                       --------            -------
    Total liabilities and stockholders' equity  ...................................    $ 57,867            $17,209
                                                                                       ========            =======

                            See accompanying notes.

                            RAINMAKER SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                         Years Ended December 31,
                                                                  ---------------------------------------
                                                                     1999          1998          1997
                                                                  -----------  ------------  ------------

Revenue:
 CRM services  ..................................................   $ 60,665       $44,212       $22,515
 Catalog/distributor  ...........................................         --         6,165        16,985
                                                                    --------       -------       -------
  Total revenue  ................................................     60,665        50,377        39,500
Cost of revenue:
 CRM services  ..................................................     41,539        30,196        14,810
 Catalog/distributor  ...........................................         --         5,135        13,575
                                                                    --------       -------       -------
  Total cost of revenue  ........................................     41,539        35,331        28,385
Gross profit:
 CRM services  ..................................................     19,126        14,016         7,705
 Catalog/distributor  ...........................................         --         1,030         3,410
                                                                    --------       -------       -------
  Total gross profit  ...........................................     19,126        15,046        11,115
Selling, general and administrative expenses  ...................     28,939        13,457         9,828
                                                                    --------       -------       -------
 Operating income (loss)  .......................................     (9,813)        1,589         1,287
Interest income (expense), net  .................................        774           138           (66)
Gain from sale of catalog/distributor  ..........................         80         2,525            --
                                                                    --------       -------       -------
 Income (loss) before income taxes  .............................     (8,959)        4,252         1,221
Income tax expense (benefit)  ...................................     (1,650)        1,702           450
                                                                    --------       -------       -------
 Net income (loss)  .............................................     (7,309)        2,550           771
Preferred A dividends  ..........................................         --           (36)           --
Preferred C and D cumulative dividends  .........................     (1,265)           --            --
Excess of redemption of preferred stock over stated value........     (1,941)           --            --
                                                                    ========       -------       -------
Income (loss) available to common stockholders  .................   $(10,515)      $ 2,514       $   771
                                                                    ========       =======       =======
Net income (loss) per common share:
 Basic  .........................................................     $(0.49)        $0.12         $0.04
                                                                    ========       =======       =======
 Diluted  .......................................................     $(0.49)        $0.09         $0.03
                                                                    ========       =======       =======
Number of shares used in per share computations:
 Basic  .........................................................     21,300        21,004        21,019
                                                                    ========       =======       =======
 Diluted  .......................................................     21,300        30,356        29,943
                                                                    ========       =======       =======


                            See accompanying notes.

                            RAINMAKER SYSTEMS, INC.
              STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                                               Redeemable            Redeemable             Redeemable
                                                           ------------------  ----------------------  ---------------------
                                                              Convertible           Convertible             Convertible
                                                           ------------------  ----------------------  ---------------------
                                                            Preferred Stock       Preferred Stock         Preferred Stock
                                                           ------------------  ----------------------  ---------------------
                                                                Series A              Series C               Series D
                                                           ------------------  ----------------------  ---------------------
                                                            Shares    Amount     Shares      Amount      Shares      Amount
                                                           ---------  -------  -----------  ---------  -----------  --------

Balance at December 31, 1996  ............................. 574,620    $ 977           --   $     --           --   $    --
 Exercise of employee stock options........................      --       --           --         --           --        --
 Net income and comprehensive net income  .................      --       --           --         --           --        --
                                                           --------   ------   ----------   --------   ----------   -------
Balance at December 31, 1997  ............................. 574,620      977           --         --           --        --
 Conversion of nonpar
  preferred stock to $0.001 par
  value preferred stock  ..................................      --       --           --         --           --        --
 Exercise of employee stock options  ......................      --       --           --         --           --        --
 Net income and comprehensive net income  .................      --       --           --         --           --        --
 Dividends declared  ......................................      --       --           --         --           --        --
                                                           --------   ------   ----------   --------   ----------   -------
Balance at December 31, 1998  ............................. 574,620      977           --         --           --        --
 Issuance of Series C preferred stock, net
  of issuance costs  ......................................      --       --    8,536,585     13,809           --        --
 Issuance of common stock in
  initial public offering, net of issuance costs..               --       --           --         --           --        --
 Exercise of warrant to purchase common stock.........           --       --           --         --           --        --
 Exercise of employee stock options........................      --       --           --         --           --        --
 Options issued to consultants
  in exchange for services  ...............................      --       --           --         --           --        --
 Conversion of Series A
  preferred stock and debt
  into Series D preferred stock  ..........................(574,620)    (977)          --         --    5,717,470     1,973
 Conversion of preferred stock
  into common stock  ......................................      --       --   (8,536,585)   (13,809)  (5,717,470)   (1,973)
 Repurchase of common stock  ..............................      --       --           --         --           --        --
 Deferred stock compensation  .............................      --       --           --         --           --        --
 Amortization of deferred stock
  compensation  ...........................................      --       --           --         --           --        --
 Net loss and comprehensive net loss  .....................      --       --           --         --           --        --
 Dividends declared  ......................................      --       --           --         --           --        --
                                                           --------   ------   ----------   --------   ----------   -------
Balance at December 31, 1999  .............................      --    $  --           --   $     --           --   $    --
                                                           ========   ======   ==========   ========   ==========   =======

                                                               Convertible                            -----------    Deferred
                                                            ------------------                        Additional   -------------
                                                             Preferred Stock                          -----------      Stock
                                                            ------------------                          Paid-in    -------------
                                                                Series  B           Common Stock      -----------  Compensation
                                                            ------------------  --------------------    Capital    -------------
                                                                                                      -----------
                                                             Shares    Amount     Shares     Amount
                                                            ---------  -------  -----------  -------

Balance at December 31, 1996  .............................  349,160    $ 384   21,008,750      $21      $   220        $    --
 Exercise of employee stock options........................       --       --       17,238       --            3             --
 Net income and comprehensive net income  .................       --       --           --       --           --             --
                                                            --------   ------   ----------      ---      -------   ------------
Balance at December 31, 1997  .............................  349,160      384   21,025,988       21          223             --
 Conversion of nonpar
  preferred stock to $0.001 par
  value preferred stock  ..................................       --     (384)          --       --          384             --
 Exercise of employee stock options  ......................       --       --      434,906       --          134             --
 Net income and comprehensive net income  .................       --       --           --       --           --             --
 Dividends declared  ......................................       --       --           --       --           --             --
                                                            --------   ------   ----------      ---      -------   ------------
Balance at December 31, 1998  .............................  349,160       --   21,460,894       21          741             --
 Issuance of Series C preferred stock, net
  of issuance costs  ......................................       --       --           --       --           --             --
 Issuance of common stock in
  initial public offering, net of issuance costs..                --       --    5,750,000        6       40,567             --
 Exercise of warrant to purchase common stock.........            --       --      112,388       --           --             --
 Exercise of employee stock options........................       --       --      956,525       --          267             --
 Options issued to consultants
  in exchange for services  ...............................       --       --           --       --          411             --
 Conversion of Series A
  preferred stock and debt
  into Series D preferred stock  ..........................       --       --           --       --           --             --
 Conversion of preferred stock
  into common stock  ...................................... (349,160)      --   15,999,855       16       15,766             --
 Repurchase of common stock  ..............................       --       --   (5,908,707)      (5)      (1,296)            --
 Deferred stock compensation  .............................       --       --           --       --        2,026         (2,026)
 Amortization of deferred stock
  compensation  ...........................................       --       --           --       --           --            682
 Net loss and comprehensive net loss  .....................       --       --           --       --           --             --
 Dividends declared  ......................................       --       --           --       --           --             --
                                                            --------   ------   ----------      ---      -------   ------------
Balance at December 31, 1999  .............................       --    $  --   38,370,955      $38      $58,482        $(1,344)
                                                            ========   ======   ==========      ===      =======   ============


                                                                    Retained
                                                              ---------------------
                                                                    Earnings
                                                              ---------------------
                                                                  (Accumulated
                                                              ---------------------
                                                                    Deficit)
                                                              ---------------------



Balance at December 31, 1996  .............................    $    453    $ 1,078
 Exercise of employee stock options........................          --          3
 Net income and comprehensive net income  .................         771        771
                                                               --------    -------
Balance at December 31, 1997  .............................       1,224      1,852
 Conversion of nonpar
  preferred stock to $0.001 par
  value preferred stock  ..................................                     --
 Exercise of employee stock options  ......................          --        134
 Net income and comprehensive net income  .................       2,550      2,550
 Dividends declared  ......................................         (36)       (36)
                                                               --------    -------
Balance at December 31, 1998  .............................       3,738      4,500
 Issuance of Series C preferred stock, net
  of issuance costs  ......................................                     --
 Issuance of common stock in
  initial public offering, net of issuance costs..                              --
 Exercise of warrant to purchase common stock.........               --         --
 Exercise of employee stock options........................          --        267
 Options issued to consultants
  in exchange for services  ...............................                     --
 Conversion of Series A
  preferred stock and debt
  into Series D preferred stock  ..........................                     --
 Conversion of preferred stock
  into common stock  ......................................                     --
 Repurchase of common stock  ..............................      (8,389)    (9,690)
 Deferred stock compensation  .............................          --         --
 Amortization of deferred stock
  compensation  ...........................................                     --
 Net loss and comprehensive net loss  .....................      (7,309)    (7,309)
 Dividends declared  ......................................          (8)        (8)
                                                               --------    -------
Balance at December 31, 1999  .............................    $(11,968)   $45,208.
                                                               ========    =======

                            See accompanying notes.

                            RAINMAKER SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                          Years Ended
                                                                                         December 31,
                                                                    -------------------------------------------------------
                                                                           1999                1998               1997
                                                                    ----------------       ----------       ---------------
Operating activities
 Net income (loss)  .................................................        $(7,309)         $ 2,550               $   771
 Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
  Depreciation and amortization of property and equipment............          2,545              635                   550
  Amortization of deferred stock compensation........................            682               --                    --
  Gain on sale of catalog/distributor businesses  ...................            (80)          (2,525)                   --
  Loss on disposal of property and equipment  .......................            309               --                    --
  Issuance of stock for consulting services  ........................            411               --                    --
  Deferred income taxes  ............................................         (1,035)           1,177                  (160)
  Provision for sales returns and doubtful accounts  ................            222               16                   142
  Changes in operating assets and liabilities:
   Accounts receivable  .............................................         (1,533)            (577)               (3,049)
   Income taxes receivable, net  ....................................             (9)          (1,382)                  358
   Other receivables  ...............................................           (239)             410                   143
   Inventories  .....................................................           (633)             948                  (729)
   Prepaid expenses and other assets  ...............................           (327)             (53)                  (57)
   Accounts payable  ................................................            632            3,588                 1,361
   Payable to a related party .......................................            646           (2,120)                  959
   Accrued compensation and related liabilities  ....................            911              536                   380
   Accrued liabilities  .............................................            237               73                  (280)
   Deferred revenue  ................................................            (40)              35                  (178)
                                                                             -------          -------               -------
Net cash provided by (used in) operating activities  ................         (4,610)           3,311                   211
Investing activities
 Proceeds from sale of catalog/distributor  .........................            900            2,900                    --
 Liabilities paid related to sale of catalog/distributor  ...........             --             (993)                   --
 Purchases of property and equipment  ...............................         (1,642)            (874)               (1,098)
 Purchase of short-term investments  ................................         (3,756)              --                    --
 Sale of short-term investments  ....................................          1,000               --                    --
 Proceeds from issuance of notes receivable from officers  ..........             --               --                   (44)
                                                                             -------          -------               -------
Net cash provided by (used in) investing activities  ................         (3,498)           1,033                (1,142)
Financing activities
 Proceeds from issuance of common stock from IPO, net  ..............         40,573               --                    --
 Proceeds from issuance of preferred stock, net  ....................         13,809               --                    --
 Repurchase of common stock  ........................................         (9,690)              --                    --
 Proceeds from issuance of common stock from option exercises  ......            267              134                     3
 Repayment of capital lease obligations  ............................           (304)            (121)                  (62)
 Dividends paid  ....................................................            (26)             (18)                   --
                                                                             -------          -------               -------
Net cash provided by (used in) financing activities  ................         44,629               (5)                  (59)
Net increase (decrease) in cash and cash equivalents  ...............         36,521            4,339                  (990)
 Cash and cash equivalents at beginning of year  ....................          4,608              269                 1,259
                                                                             -------          -------               -------
 Cash and cash equivalents at end of year  ..........................        $41,129          $ 4,608               $   269
                                                                             =======          =======               =======
Supplemental disclosure of cash paid during the period
 Interest paid  .....................................................        $   125          $   217               $    30
                                                                             =======          =======               =======
 Income taxes paid, net of refunds  .................................        $  (604)         $ 1,908               $   252
                                                                             =======          =======               =======
Supplemental schedule of noncash investing and financing
 activities
 Acquisition of equipment under capital leases  .....................        $ 1,248          $   372               $   327
                                                                             =======          =======               =======


 Dividends declared, but unpaid  ....................................        $    --          $    18               $    --
                                                                             =======          =======               =======
 Conversion of subordinated convertible note to preferred stock  ....        $   996          $    --               $    --
                                                                             =======          =======               =======

                             See accompanying notes

                            RAINMAKER SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Business

  Founded in 1991 as UniDirect Corporation, Rainmaker Systems, Inc. (Rainmaker or the Company) provides customer relationship management (CRM) services to hardware and software companies. Rainmaker specializes in selling software and service products to the installed customer base of its outsource clients.

  Effective May 15, 1998, the Company sold its UniDirect catalog and VarCity distributor businesses to Savoir Technology Group, Inc. These operating units were not considered separate operating segments as defined by Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, -- Reporting the Effects of Disposals of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The total consideration to be received is $4.6 million, to be paid as follows: $2.9 million was paid at closing, $0.9 million was paid on May 15, 1999 and $0.8 million is to be paid on May 15, 2000. The Company retained and subsequently collected approximately $2 million of accounts receivable related to the UniDirect catalog and VarCity distribution businesses. The results of operations for UniDirect and VarCity are included in Rainmaker's financial statements through May 15, 1998.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates.

Revenue Recognition

  Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the end user customer is received; the service contract or maintenance agreement is delivered; the collection of the receivable is considered probable; and no significant post-delivery obligations remain. Revenue from product sales is recognized at the time of shipment of the product directly to the customer. Revenue from services we perform is recognized as the services are delivered.

Cost of Revenue

  Cost of revenue consists of the cost of products sold to customers, the cost of inbound and outbound shipping, net of amounts recovered from customers and the costs of designing, producing and delivering marketing services.

Concentrations of Credit Risk and Credit Evaluations

  The Company sells its clients' products and services primarily to business end users and assumes full credit risk on the sale. Credit is extended based on an evaluation of the customer's financial condition, and collateral is generally not required. Credit losses have traditionally been minimal, and such losses have been within management's expectations.

  Rainmaker enters into contracts with its outsource clients to market and sell its clients' products and services to the end user customers. As a result, Rainmaker primarily earns revenue from sales to the outsource client's customer, not the outsource client itself.

  For the year ended December 31, 1999, sales to customers of The Santa Cruz Operation, Inc. (SCO) and Sybase, Inc. accounted for approximately 43% and 18% of CRM services revenue. respectively. In 1998, sales to customers of SCO, FTP Software, Inc. (FTP) and Novell, Inc. (Novell) accounted for approximately 46%, 21% and 16%, respectively, of CRM services revenue. In 1997, sales to customers of SCO, FTP and Sun Microsystems, Inc. accounted for approximately 72%, 10% and 12%, respectively, of CRM services revenue.

  The Company has a distribution agreement with SCO that is in effect through September 2002 and an outsource services agreement with Sybase that is in effect through March 2001. These clients may however terminate their contracts for cause in accordance with the provisions of each contract. In most cases, a client must provide the Company with advance written notice of its intention to terminate. No individual end user customer accounted for 10% or more of revenues in any period presented.

Inventories

  Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories consist primarily of shrink-wrap software products and user manuals purchased for resale.

Property and Equipment

  Property and equipment are stated at cost. Depreciation of property and equipment is recorded using the straight-line method over the assets' estimated useful lives of three to seven years. Amortization of leasehold improvements is recorded using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Amortization of fixed assets under capital leases is included in depreciation expense.

  The components of property and equipment at December 31, 1999 and 1998 were as follows (in thousands):

                                                                                          December 31,
                                                                                    -------------------------
                                                                                       1999         1998
                                                                                    ----------  -------------

  Computer equipment  ..........................................................      $ 4,393        $ 2,864
  Furniture and fixtures  ......................................................          472            451
  Leasehold improvements  ......................................................          263            100
                                                                                      -------        -------
                                                                                        5,128          3,415
Accumulated depreciation and amortization  .....................................       (2,755)        (1,078)
                                                                                      -------        -------
                                                                                      $ 2,373        $ 2,337
                                                                                      =======        =======

  As of December 31, 1999, property and equipment included amounts held under capital leases of approximately $1.7 million and related accumulated amortization of approximately $442,000.

Stock-Based Compensation

  The Company accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25), and has adopted the disclosure-only alternative of Financial Accounting Standards Board Statement No. 123 (FAS 123), "Accounting for Stock-Based Compensation" for disclosing the effects of the fair value method on reported results of operations.

Fair Value of Financial Instruments

  The fair value for marketable debt securities is based on quoted market prices. The carrying value of those securities, as of each period presented approximates their fair value.

  The fair value of notes receivable and payable is estimated by discounting the future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying values of these receivables and obligations, as of each period presented approximate their respective fair values.

  The fair value of short-term and long-term capital lease obligations is estimated based on current interest rates available to Rainmaker for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations, as of each period presented approximate their respective fair values.

Advertising

  The Company expenses the production costs of advertising as incurred, except for direct response advertising, which it capitalizes. Direct response advertising consists primarily of the costs to produce e-mails, faxes and mailings. The capitalized production costs are amortized over the three-month period following the advertising campaign.

  At December 31, 1999 and 1998 deferred advertising costs aggregated $0 and $107,000, respectively. Gross advertising costs for the years ended December 31, 1999, 1998 and 1997 aggregated $1.4 million, $1.4 million and $1.9 million, respectively. The Company charged several vendors for reimbursement under advertising programs of $1.1 million, $1.7 million and $1.9 million during the years ended December 31, 1999, 1998 and 1997, respectively.

Cash, Cash Equivalents and Short-Term Investments

  Rainmaker considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market funds, commercial paper, and government bonds.

  Rainmaker classifies its marketable securities as available-for-sale which are recorded at fair market value with the related unrealized gains and losses included in comprehensive income/loss. Unrealized gains and losses were not material for all periods presented. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income, net. The cost of securities sold is based on specific identification.

Premiums and discounts are amortized over the period from acquisition to maturity and are included in interest income, along with interest and dividends.

Comprehensive Income (Loss)

  Comprehensive income (loss) includes revenues and expenses and gains and losses that are not included in net loss, but, rather are recorded directly in stockholders' equity. To date, the Company has not had any significant transactions that are required to be reported in comprehensive income (loss).

Segment Reporting

  Rainmaker Systems operates in one market segment, the sale of installed base marketing services, software maintenance licenses, services, and customer retention programs to software and other technology companies. Rainmaker primarily operates in one geographical segment, North America. Substantially all of the Company's sales are made to customers in the United States.

Recently Issued Accounting Standards

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We believe that our revenue recognition policy is in compliance with the provisions of SAB 101 and that the impact of SAB 101 will have no material effect on the Company's financial position or results of operations.

  In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). Rainmaker is required to adopt FAS 133 for the year ending December 31, 2001. FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because Rainmaker currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of FAS 133 is expected to have no material impact on the Company's financial position or results of operations.

  In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal use software once certain criteria have been met. Rainmaker adopted SOP 98-1 on January 1, 1999, and there was no material impact of adoption on the Company's financial position or results of operations.

Reclassifications

  Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

2.   Net Income (Loss) Per Share

Basic net income (loss) per share and diluted net income (loss) per share are presented in conformity with FAS 128, "Earnings Per Share," (FAS 128) for all years presented.

  Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the year, less shares subject to repurchase. Diluted net income (loss) per share also gives effect, if dilutive, to the conversion of the convertible preferred stock and convertible debentures, using the if converted method, as of the beginning of the period presented or the original date of issuance, if later.

  The following table presents the calculation of basic and diluted net income
(loss) per common share (in thousands, except per share data):


                                                                                                Years Ended
                                                                                   -------------------------------------
                                                                                               December 31,
                                                                                   -------------------------------------
                                                                                       1999         1998         1997
                                                                                   ------------  -----------  ----------

Net Income (Loss) Per Common Share--Basic
Net income (loss)  ................................................................   $ (7,309)     $ 2,550      $   771




   ................................................................................

Less: Preferred A dividends  ......................................................         --          (36)          --
  Preferred C cumulative dividends  ...............................................     (1,112)          --           --
  Preferred D cumulative dividends  ...............................................       (153)          --           --
  Excess of redemption of preferred stock over stated value........................     (1,941)          --           --
                                                                                      --------      -------      -------
Income (loss) available to common stockholders  ...................................   $(10,515)     $ 2,514      $   771
                                                                                      ========      =======      =======
Weighted-average shares of common stock outstanding  ..............................     21,491       21,196       21,019
Less: weighted average shares subject to repurchase  ..............................       (191)        (192)          --
                                                                                      --------      -------      -------
Weighted-average shares used in computing basic net income (loss) per
 common share  ....................................................................     21,300       21,004       21,019
                                                                                      ========      =======      =======
Basic net income (loss) per common share  .........................................     $(0.49)       $0.12        $0.04
                                                                                      ========      =======      =======
Net Income (Loss) Per Common Share--Diluted
Net income (loss)  ................................................................   $ (7,309)     $ 2,550      $   771
Add: Accrued interest on convertible debenture  ...................................         --           39           39
Less: Preferred C cumulative dividends  ...........................................     (1,112)          --           --
   Preferred D cumulative dividends  ..............................................       (153)          --           --
   Excess of redemption of preferred stock over stated value.......................     (1,941)          --           --
                                                                                      --------      -------      -------
Income (loss) available to common stockholders  ...................................   $(10,515)     $ 2,589      $   810
                                                                                      ========      =======      =======
Weighted-average shares of common stock outstanding  ..............................     21,491       21,196       21,019
Add: Number of dilutive common stock equivalents--options and warrants  ...........         --        1,697        1,461
  Assumed conversion of subordinated debentures  ..................................         --        2,844        2,844
  Assumed conversion of convertible preferred stock  ..............................         --        4,619        4,619
Less: weighted average shares subject to repurchase  ..............................       (191)          --           --
                                                                                      --------      -------      -------
Weighted-average shares used in computing diluted net income (loss)
 per common share  ................................................................     21,300       30,356       29,943
                                                                                      ========      =======      =======
Diluted net income (loss) per common share  .......................................     $(0.49)       $0.09        $0.03
                                                                                      ========      =======      =======


  Rainmaker has excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share for the year ended December 31, 1999 because all such securities are anti-dilutive. The total number of potential shares excluded from the calculation of diluted net loss per common share was 17,873,064 for the year ended December 31, 1999.

3.   Cash Equivalents and Short-Term Investments

  The following is a summary of available-for-sale securities. All available-for-sale securities at December 31, 1999 have a maturity of less than one year. As of December 31, 1999 and 1998 the fair market value of available-for-sale securities approximates their carrying value (in thousands):

                                                                               December 31,   December 31,
                                                                               -------------  -------------
                                                                                   1999           1998
                                                                               -------------  -------------
Money market fund .............................................................      $ 4,134         $  996
Commercial paper ..............................................................        7,886             --
Corporate bonds................................................................        2,756             --
Government securities .........................................................        5,109          3,200
Municipal bonds ...............................................................       24,000             --
                                                                                     -------         ------
                                                                                     $43,885         $4,196
                                                                                     =======         ======
Classified as:
Cash equivalents ..............................................................      $41,129         $4,196
Short-term investments ........................................................        2,756             --
                                                                                     -------         ------
                                                                                     $43,885         $4,196
                                                                                     =======         ======

4.   Debt and Commitments

Debt

  In 1995, the Company entered into a $1.0 million subordinated convertible debenture and related warrant agreement and a distribution agreement with the holder of the Series A convertible preferred stock. On January 29, 1999, the Company and this stockholder entered into an Exchange Agreement whereby this debenture and all outstanding shares of Series A convertible preferred stock were converted into 5,717,470 shares of Series D convertible preferred stock and the related warrant was cancelled. The Series D convertible preferred stock automatically converted to common stock immediately prior to the closing of the initial public offering in November 1999.

Obligations Under Capital Leases and Operating Lease Commitments

  The Company leases office space and property and equipment under capital and operating leases that expire at various dates through 2004. Future minimum lease payments under noncancelable operating and capital lease arrangements at December 31, 1999 are as follows (in thousands):

                                                           Capital        Operating
                                                           Leases          Leases
2000..................................................         $  607           $  981
2001..................................................            599              891
2002..................................................            409              607
2003..................................................            181              498
2004..................................................             12              279
                                                               ------           ------
  Total minimum lease payments  ......................          1,808           $3,256
                                                                                ======
Less amount representing interest  ...................            217
                                                               ------
Present value of minimum lease payments  .............          1,591
Less current portion  ................................            501
                                                               ------
Obligations under capital leases due after one year  .         $1,090
                                                               ======

  Rent expense under operating leases was approximately $1,022,000, $522,000, and $458,000 in 1999, 1998, and 1997, respectively.

5.   Income Taxes

  The Company utilizes the liability method of accounting for income taxes, under which method deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are recognized and measured based upon the likelihood of realization of the related tax benefit in the future.

  The federal and state income tax provision (benefit) for the years ended December 31, 1999, 1998 and 1997 is summarized as follows (in thousands):

                                                                                     December 31,
                                                                          ----------------------------------
                                                                             1999       1998        1997
                                                                          ----------  ---------  -----------


Current:
  Federal  .........................................................        $  (370)     $  420       $ 500
  State  ...........................................................           (245)        105         110
                                                                            -------      ------       -----
                                                                               (615)        525         610
Deferred:
  Federal  .........................................................           (830)        915        (130)
  State  ...........................................................           (205)        262         (30)
                                                                            -------      ------       -----
                                                                             (1,035)      1,177        (160)
                                                                            -------      ------       -----
                                                                            $(1,650)     $1,702       $ 450
                                                                            =======      ======       =====

  A reconciliation of taxes computed at the statutory federal income tax rate to income tax expense (benefit) follows (in thousands):

                                                                                     December 31,
                                                                          ----------------------------------
                                                                             1999        1998       1997
                                                                          -----------  --------  -----------


Provision (benefit) computed at federal statutory rate..................     $(3,046)    $1,446       $ 415
Research and development tax credit.....................................          --         --         (28)
California franchise tax expense (benefit), net of federal effect.......           1        242          53
Nondeductible expenses..................................................       1,395         14        10--
                                                                             -------     ------       -----
                                                                             $(1,650)    $1,702       $ 450
                                                                             =======     ======       =====

  Deferred income taxes reflect the tax effects of temporary differences between the value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are (in thousands):

                                                                                 December 31,
                                                                            -----------------------
                                                                               1999         1998
                                                                            -----------  ----------
Deferred tax assets:
  Net operating loss carryforwards  ................................           $ 1,856     $    --
  Accounts receivable reserve  .....................................               214         135
  Inventory reserves  ..............................................                28          53
  Accrued expenses  ................................................               128         166
                                                                               -------     -------
Total deferred tax assets  .........................................             2,226         354
Valuation allowance  ...............................................            (1,714)         --
                                                                               -------     -------
Net deferred tax assets  ...........................................               512         354
Deferred tax liabilities:
  Tax over book depreciation  ......................................              (262)       (882)
  Installment gain  ................................................              (250)       (507)
                                                                               -------     -------
Total deferred tax liabilities  ....................................              (512)     (1,389)
                                                                               =======     =======
Net deferred tax assets (liabilities)  .............................           $    --     $(1,035)
                                                                               =======     =======

  Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, deferred tax assets have been offset by a valuation allowance to reflect these uncertainties. The valuation allowance for deferred tax assets increased approximately $1,714,000 during the year ended December 31, 1999.

   As of December 31, 1999, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $4,700,000 and $4,100,000, respectively. The federal and state net operating loss carryforwards will expire at various dates beginning in 2004 through 2019, if not utilized.

   Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

6.   Stockholders' Equity

  During 1999, the Series A preferred stock was exchanged for a new Series D preferred stock.

  In connection with its issuance of Series D preferred stock, the Company granted the right to certain stockholders to sell outstanding shares of their common stock back to the Company at a price of $1.64 per share. Stockholders exercised rights to sell 5,908,707 shares back to the Company at an aggregate price of approximately $9.7 million. Of the total common shares repurchased, a total of 1,497,389 shares of common stock, issued upon the conversion of 13,221 shares of Series B preferred stock and 1,431,284 shares of Series D preferred stock, were repurchased at an amount in excess of the stated value of the underlying preferred stock. This excess amount, $1,941,000, has been treated as a return to the stockholders and deducted from net income (loss) on the accompanying statement of operations in order to derive income (loss) available to common stockholders. Rights to sell back 83,253 shares at an aggregate price of $136,500 expired on September 30, 1999.

  In January 1999, the Company also issued 8,536,585 shares of Series C preferred stock for approximately $13,809,000 net of issuance costs.

  On November 17, 1999, the Company completed an initial public offering (the "IPO") of approximately 5.75 million shares of its common stock, generating proceeds of approximately $40.6 million, net of offering expenses. The offering proceeds were used for general corporate purposes.

   Under the terms of the Company's restated Certificate of Incorporation in effect at the time of the IPO, each share of each class of issued and outstanding capital stock of the Company automatically converted to common stock upon the consummation of the IPO on November 17, 1999.

  In March 1994, the Company granted a warrant to purchase 22,750 shares of Series B preferred stock which was converted into 113,750 shares of common stock) at $1.03 per share in connection with obtaining a line of credit. In December 1999, 112,388 shares of common stock were issued upon the net exercise of the warrant.

Stock Option and Stock Issuance Plan

  The 1999 Stock Option/Issuance Plan (the 1999 Stock Option Plan) has 7,305,968 shares reserved for issuance as of December 31, 1999. Under the 1999 Stock Option Plan, the Board of Directors is authorized to grant incentive stock options or nonqualified stock options to eligible employees, members of the Board of Directors, and consultants, although incentive stock options may be granted only to employees. Incentive stock options may be granted at an exercise price of not less than 100% of the fair market value of common stock on the date of grant while nonqualified stock options may be granted at a price not less than 85% of the fair market value of the common stock. Options generally vest 25% after the first year and 2.1% per month thereafter, then expire no later than ten years from the date of grant.

  Under the 1999 Stock Option Plan, the Board of Directors is authorized to issue shares of common stock to eligible employees, members of the Board of Directors, and consultants. Options may be granted at a price not less than 85% of the fair value of the common stock. Shares of common stock issued under the 1999 Stock Option Plan may be fully vested upon issuance or may vest in one or more installments over the participant's period of service.

  A summary of activity under the Plan is as follows:

                                                                                                         Weighted
                                                                                                         ---------
                                                                                                          Average
                                                                                                         ---------
                                                                                             Options       Price
                                                                                          -------------  ---------
                                                                                           Outstanding   Per Share
                                                                                          -------------  ---------
Balance at December 31, 1996  ........................................................       2,783,750       $0.17
  Granted  ...........................................................................         541,250       $0.41
  Exercised  .........................................................................         (17,238)      $0.19
  Canceled  ..........................................................................        (233,512)      $0.33
                                                                                             ---------
Balance at December 31, 1997  ........................................................       3,074,250       $0.20
  Granted  ...........................................................................       1,109,558       $0.44
  Exercised  .........................................................................        (434,906)      $0.33
  Canceled  ..........................................................................        (497,511)      $0.42
                                                                                             ---------


Balance at December 31, 1998  ........................................................       3,251,391       $0.23
  Granted  ...........................................................................       2,765,428       $4.68
  Exercised  .........................................................................        (956,525)      $0.32
  Canceled  ..........................................................................        (685,073)      $2.42
                                                                                             ---------
Balance at December 31, 1999  .........................................................       4,375,221       $2.68
                                                                                             =========

  At December 31, 1999, 2,930,747 shares were available for future grant under the Plans.

  The following summarizes information about stock options outstanding as of December 31, 1999:

                                Options Outstanding
                      ----------------------------------------
                                      Weighted
                                      Average
                                     Remaining
                                    Contractual
                      Outstanding     Life (in       Number
Exercise Price           Number        Years)     Exercisable
--------------        ------------  ------------  ------------
$0.06  ...............   1,005,296         5.66      1,005,149
$0.32  ...............     549,513         6.55        460,629
$0.44  ...............     588,408         8.25        312,311
$0.50 - $0.83  .......     203,422         9.08         40,739
$1.64  ...............     467,738         9.30         50,000
$2.50  ...............     477,625         9.47         25,000
$6.50  ...............      22,300         9.61             --
$8.00  ...............     697,975         9.88            349
$9.00  ...............     350,944         9.74         26,090
$21.13  ..............      12,000         9.97             --
                         ---------                   ---------
                         4,375,221         8.12      1,920,267
                         =========                   =========

  In connection with the grant of certain options to employees during the year ended December 31, 1999, the Company recorded deferred compensation expense of approximately $2.0 million based on the difference between the exercise prices of those options at their respective grant dates and the deemed fair value for accounting purposes of the shares of common stock subject to such options. This amount is included as a reduction of stockholders' equity and is being amortized on the graded vesting method over the vesting period of the options. Compensation expense of $682,000 recognized during the year ended December 31, 1999 relates to options awarded to employees in all operating expense categories and has been recorded in selling, general and administrative expenses on the accompanying statement of operations.

  As discussed in Note 1, the Company has elected to follow the intrinsic value method to account for its employee stock options because, as discussed below, the alternative fair value accounting method requires use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Pro forma information concerning the fair value of the Company's options was estimated at the grant date using the Black-Scholes method option pricing model with the following weighted-average assumptions for the years ended December 31, 1999, 1998 and 1997: dividend yield of 0%; expected life of 4 years; volatility of 1.3358%, 0% and 0%; and weighted average risk-free interest rate of approximately 6.0%,, 5.0% and 5.5%, respectively. Pro forma information is as follows (in thousands, except per share amounts):




                                                 Years Ended December 31,
                                          ---------------------------------------
                                             1999          1998          1997
                                          -----------  ------------  ------------
Pro forma net income (loss)  ...........    $(11,778)        $2,499         $ 740
                                            ========         ======         =====
Pro forma net income (loss) per share:
  --basic  .............................    $  (0.55)        $ 0.12         $0.04
                                            ========         ======         =====
  --diluted  ...........................    $  (0.55)        $ 0.08         $0.02
                                            ========         ======         =====

  The weighted-average fair value of options granted during 1999, 1998 and 1997 was $4.46, $0.08 and $0.08, with an exercise price equal to the fair value of the Company's common stock on the date of grant. The weighted-average fair value of options granted during the nine-months ended September 30, 1999 with an exercise price below the deemed fair value of the Company's common stock on the date of grant was $2.56.

7.   Related Party Transactions

  One of the Company's clients owns approximately 11% of our outstanding common stock as of December 31, 1999 and its Chairman of the Board serves as a Director of the Company. During 1999, 1998 and 1997, the Company purchased inventories and service agreements from its Series A and D preferred stockholder at a cost of $17.5 million, $15.9 million and $15.6 million, respectively. At December 31, 1999 and 1998, the Company owed that stockholder $1.7 million and $1.0 million, respectively, for such purchases. Also, during 1999, 1998 and 1997, the Company received marketing development fund reimbursements of $992,000, $982,000, and $995,000 respectively, from that stockholder. Amounts totaling $257,000, and $341,000 were receivable from that stockholder at December 31, 1999 and 1998, respectively. Management believes that these transactions were conducted on terms that would have been obtained if the parties were dealing at arms length.

8.   Employee Benefit Plan

  The Company has a defined contribution benefit plan established under the provisions of Section 401(k) of the Internal Revenue Code. All employees may elect to contribute up to 20% of their compensation to the plan through salary deferrals. The Company matches 25% of the first 6% of the employee's compensation contributed to the plan. During the years ended December 31, 1999, 1998 and 1997, the Company made cash contributions to the plan of $103,000, $62,000, and $37,000, respectively.

                Schedule II - Valuation and Qualifying Accounts

  A schedule of the allowance for sales returns and doubtful accounts is presented below (in thousands):

                                               Additions
                                  Balance at    Charged     Write-offs  Balance at
                                  Beginning     to Costs       and         End
Description                        of Year    and Expenses  Recoveries   of Year
-----------                       ----------  ------------  ----------  ----------
Allowance for sales returns
 and doubtful accounts:
  Year ended December 31, 1999          $314          $299        $ 77        $536
  Year ended December 31, 1998          $298          $286        $270        $314
  Year ended December 31, 1997          $156          $338        $196        $298

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scotts Valley, State of California, on the 29th day of March, 2000.

                                        RAINMAKER SYSTEMS, INC.

                                        By:        /s/ Michael Silton
                                           -------------------------------------
                                                       Michael Silton,
                                            Chairman of the Board, President and
                                                   Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                 Signature                       Title                   Date
                 ---------                       -----                   ----
       /s/ Michael Silton               Chairman of the Board,      March 29, 2000
--------------------------------------   President and Chief
           Michael Silton                Executive Officer
                                         (principal executive
                                         officer)

      /s/ Martin Hernandez              Secretary and Chief         March 29, 2000
--------------------------------------   Financial Officer
           Martin Hernandez              (principal financial
                                         and accounting officer)


         /s/ Alok Mohan                 Director                    March 29, 2000
--------------------------------------
             Alok Mohan

         /s/ Peter Silton               Director                    March 29, 2000
--------------------------------------
            Peter Silton

         /s/ Andrew Sheehan             Director                    March 29, 2000
--------------------------------------
           Andrew Sheehan



                                 EXHIBIT INDEX

   The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

   3.1 *Certificate of Incorporation of Rainmaker Systems, Inc. filed with the Delaware Secretary of State on October 29, 1999.

   3.2   *Bylaws of Rainmaker Systems, Inc.

   4.1 *Specimen certificate representing shares of common stock of Rainmaker Systems, Inc.

   4.2 *Registration Rights Agreement dated March 8, 1994 between UniDirect Corporation and Silicon Valley Bank.

   4.3 *Registration Rights Agreement dated February 12, 1999 among Rainmaker Systems, Inc., ABS Capital Partners III, L.P., H & Q Rainmaker Investors, L.P., Hambrecht & Quist California, Hambrecht & Quist Employee Venture Fund, L.P. II and The Santa Cruz Operation, Inc.

   10.1  *Form of Indemnification Agreement.

   10.2  *1999 Stock Incentive Plan.

   10.3  *1999 Stock Purchase Plan.

   10.4 *Amended and Restated Loan and Security Agreement dated May 9, 1997 between UniDirect Corporation and Silicon Valley Bank, as amended on September 22, 1997, April 15, 1998 and September 14, 1998.

   10.5 *1995 Stock Option/Stock Issuance Plan, together with form of Notice of Grant of Stock Option, Stock Option Agreement, Stock Purchase Agreement and Stock Issuance Agreement.

   10.6 *1998 Stock Option/Stock Issuance Plan, together with form of Notice of Grant of Stock Option, Stock Option Agreement, Stock Purchase Agreement and Stock Issuance Agreement.

   10.7  *Net Lease Agreement dated July 29, 1996 between UniDirect
          Corporation and Borland International, Inc., together with amendments dated February 27, 1997, April 14, 1998 and November 15, 1998.

   10.8 *Net Lease Agreement dated November 5, 1998 between UniDirect Corporation and Inprise Corporation.

   10.9 *Warrant to Purchase Stock dated March 8, 1994 issued to Silicon Valley Bank, as amended by letter agreement dated April 15, 1998.

   10.10 *Stock Purchase Agreement dated January 29, 1999 among Rainmaker Systems, Inc., ABS Capital Partners III, L.P., H & Q Rainmaker Investors, L.P., Hambrecht & Quist California and Hambrecht & Quist Employee Venture Fund, L.P. II.

   10.11 *Exchange Agreement dated January 29, 1999 between Rainmaker Systems, Inc. and The Santa Cruz Operation, Inc.

   10.12 *Asset Purchase Agreement dated May 18, 1998 between UniDirect Corporation and Savoir Technology Group, Inc.

   10.13 *Master Lease Agreement dated May 5, 1999 between Rainmaker Systems, Inc. and Celtic Leasing Corp.

   10.14 *Loan and Security Agreement dated October 28, 1997 between UniDirect Corporation and MetLife Capital Corporation, together with related agreements dated May 5, 1999.

   10.15 *Compensation Agreement dated January 1, 1995 between UniDirect Corporation and Richard Marotta, together with Notice of Grant of Stock Option and Stock Option Agreement.

   10.16 *Compensation Agreement dated November 1, 1995 between UniDirect Corporation and Richard Marotta, together with Notice of Grant of Stock Option and Stock Option Agreement.

   10.17 *Separation Agreement and Release dated September 30, 1997 between UniDirect Corporation and Bernard Jubb, together with Amendment No. 1 dated January 27, 1997 and the Promissory Note and Security Agreement dated February 5, 1999.

   10.18 *Separation Agreement and Release dated April 8, 1999 between Rainmaker Systems, Inc. and Chris Sterbenc.

   10.19 *+Distributor Agreement dated January 24, 1995 between UniDirect Corporation and The Santa Cruz Operation, Inc., together with amendments dated April 8, 1996, November 5, 1997, March 16, 1999 and May 17, 1999.

   10.20**  Form of Notice of Grant of Stock Option

   10.21*** Form of Stock Option Agreement

   23.1     Consent of Ernst & Young LLP.

   23.2    *Consent of Brobeck, Phleger & Harrison LLP.

   24.1    *Power of Attorney (contained on the signature page hereof).

   27.1     Financial Data Schedule.

(b)  Reports on Form 8-K

   No reports on Form 8-K were filed in the fourth quarter of 1999.

--------
* Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by the Company (Reg. No. 333-86445).

** Incorporated by reference to exhibit number 99.2 to the Registration Statement on Form S-8 filed by the Company (Reg. No. 333-91095).

*** Incorporated by reference to exhibit number 99.3 to the Registration
    Statement on Form S-8 filed by the Company (Reg. No. 333-91095).

+ Confidential treatment has previously been granted by the Commission for certain portions of the referenced exhibit.

++ Confidential treatment for certain portions of the referenced exhibit has been requested by the Company pursuant to Rule 24b-2.