Form 10-Q
period 2000-03-31
RAINMAKER SYSTEMS INC
filed 2000-05-15
CIK 1094007

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

    FORM 10-Q - QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                   (MARK ONE)
            / X /    FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000

                                       OR

        / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER 000-28009

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

 At April 28, 2000, registrant had outstanding 38,769,083 shares of Common
Stock.

                            RAINMAKER SYSTEMS, INC.
                           FORM 10-Q QUARTERLY REPORT
              AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000
                               TABLE OF CONTENTS

                                                                                                  Page
PART I. - FINANCIAL STATEMENTS
Item 1.  Financial statements                                                                       1
Item 2.  Management's discussion and analysis of financial condition and results of operations      5
Item 3.  Qualitative and quantitative disclosures about market risk                                13

PART II. - OTHER INFORMATION
Item 1.  Legal proceedings                                                                         13
Item 2.  Changes in securities and use of proceeds                                                 13
Item 3.  Defaults upon senior securities                                                           14
Item 4.  Submission of matters to a vote of security holders                                       14
Item 5.  Other information                                                                         14
Item 6.  Exhibits and reports on Form 8-K                                                          16

         Signatures

PART I. - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                        Rainmaker Systems, Inc.
                                            Balance Sheets
                                            (In thousands)

                                                                         March 31,      December 31,
                                                                           2000             1999
                                                                       ------------    --------------
                                                                        (unaudited)
                                     Assets
Current assets:
    Cash and cash equivalents.......................................       $ 33,701          $ 41,129
    Short-term investments..........................................          5,758             2,756
    Accounts receivable, less allowance for sales returns and doubtful
      accounts of $544 in 2000 and $536 in 1999.....................          9,047             8,192
    Note receivable.................................................            800               800
    Inventories.....................................................            760               637
    Income taxes receivable.........................................            923               960
    Prepaid expenses and other current assets.......................            651               563
    Other receivables...............................................            599               291
                                                                       ------------    --------------
         Total current assets.......................................         52,239            55,328
Property and equipment, net.........................................          4,126             2,373
Other noncurrent assets.............................................            190               166
                                                                       ------------    --------------
         Total assets...............................................       $ 56,555          $ 57,867
                                                                       ============    ==============


                            Liabilities and Stockholders' equity
 Current liabilities:
    Accounts payable................................................       $  8,348          $  6,456
    Payable to a related party......................................          2,780             1,677
    Accrued compensation and benefits...............................          2,317             2,131
    Accrued liabilities.............................................            866               804
    Current portion of capital lease obligations....................            506               501
                                                                       ------------    --------------
         Total current liabilities..................................         14,817            11,569

Capital lease obligations, less current portion.....................          1,031             1,090

Commitments and contingencies

Stockholder's equity:
    Common stock, $0.001 par value:
         Authorized shares-80,000,000;
         Issued and outstanding shares-38,403,321 in 2000 and
         38,370,955 in 1999.........................................             38                38
Additional paid-in capital..........................................         58,524            58,482
Deferred stock compensation.........................................         (1,139)           (1,344)
Accumulated deficit.................................................        (16,716)          (11,968)
                                                                       ------------    --------------
         Total stockholders' equity.................................         40,707            45,208
                                                                       ------------    --------------
         Total liabilities and stockholders' equity.................       $ 56,555          $ 57,867
                                                                       ============    ==============

                                Rainmaker Systems, Inc.
                               Statements of Operations
                       (in thousands, except per share amounts)

                                                             Three months ended
                                                                  March 31,
                                                    -----------------------------------
                                                         2000                 1999
                                                    --------------        -------------
                                                                 (unaudited)
CRM services revenue                                        $17,451             $12,943
Cost of CRM services revenue                                 12,828               8,719
                                                    ---------------       -------------
     CRM services gross profit                                4,623               4,224

Selling, general and administrative expenses                  9,881               3,950
                                                    ---------------       -------------
     Operating income (loss)                                 (5,258)                274

Interest income, net                                            510                 139
                                                    ---------------       -------------
     Income (loss) before income taxes                       (4,748)                413
     Income tax expense                                           -                 164
                                                    ---------------       -------------
     Net income (loss)                                       (4,748)                249
                                                    ===============       =============

Net income (loss) per common share:
     Basic                                                  $ (0.12)            $  0.01
                                                    ===============       =============
     Diluted                                                $ (0.12)            $  0.01
                                                    ===============       =============

Number of shares used in per share computations:
     Basic                                                   38,383              21,373
                                                    ===============       =============
     Diluted                                                 38,383              37,227
                                                    ===============       =============

                            Rainmaker Systems, Inc.
                            Statements of Cash Flows
                                 (In thousands)

                                                                             Three months ended
                                                                                  March 31,
                                                                        -----------------------------
                                                                          2000                  1999
                                                                        --------             --------
                                                                                (unaudited)
Operating activities
 Net (loss) income...................................................   $(4,748)              $   249
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation and amortization of property and equipment............       280                   164
  Amortization of deferred stock compensation........................       205                    --
  Provision for sales returns and doubtful accounts..................         8                    14
  Changes in operating assets and liabilities:
   Accounts receivable...............................................      (863)                  494
   Inventories.......................................................      (123)                  (45)
   Income taxes receivable...........................................        37                   164
   Prepaid expenses and other assets.................................      (112)                  (76)
   Other receivables.................................................      (308)                  (40)
   Accounts payable..................................................     1,892                  (603)
   Payable to a related party........................................     1,103                 1,056
   Accrued compensation and benefits.................................       186                  (288)
   Accrued liabilities...............................................        62                   (12)
   Deferred revenue..................................................        --                   (22)
                                                                        -------               -------
Net cash (used in) provided by operating activities..................    (2,381)                1,055
Investing activities
 Purchase of property and equipment..................................    (2,033)                 (358)
 Purchase of short-term investments..................................    (3,002)                   --
                                                                        -------               -------
Net cash used in investing activities................................    (5,035)                 (358)
Financing activities
 Proceeds from issuance of preferred stock, net......................        --                13,929
 Proceeds from issuance of common stock from option exercises........        42                     3
 Repayment of capital lease obligations..............................       (54)                  (93)
                                                                        -------               -------
Net cash (used in) provided by financing activities..................       (12)               13,839
                                                                        -------               -------
Net (decrease) increase in cash and cash equivalents.................    (7,428)               14,536
 Cash and cash equivalents at beginning of period....................    41,129                 4,608
                                                                        -------               -------
 Cash and cash equivalents at end of period..........................   $33,701               $19,144
                                                                        =======               =======
Supplemental disclosure of cash paid during the period
 Interest paid.......................................................   $    42               $    15
                                                                        =======               =======
 Income taxes paid, net of refunds...................................   $   (50)              $    --
                                                                        =======               =======
Supplemental schedule of noncash investing and financing activities
 Acquisition of equipment under capital leases.......................   $    --               $   287
                                                                        =======               =======
 Conversion of subordinated convertible note payable to
       preferred stock...............................................   $    --               $   996
                                                                        =======               =======

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

  The accompanying financial statements for the three months ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management , all adjustments (consisting of normal recurring items) which are necessary for their fair presentation have been made. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the interim period ended March 31, 2000 are not necessarily indicative of results to be expected for the full year.

NOTE 2. NET INCOME (LOSS) PER SHARE

  Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the year, less shares subject to repurchase. Diluted net income (loss) per share also gives effect, as applicable, to the potential dilutive effect of outstanding stock options, and, to the conversion of the convertible preferred stock and convertible debentures, using the if converted method, as of the beginning of the period presented or the original date of issuance, if later.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4. COMPREHENSIVE INCOME (LOSS)

  Comprehensive income (loss) includes revenues and expenses and gains and losses that are not included in net income (loss), but, rather are recorded directly in stockholders' equity. To date, the Company has not had any significant transactions that are required to be reported in comprehensive income (loss).

NOTE 5. SEGMENT REPORTING

  Rainmaker Systems operates in one market segment, the sale of installed base marketing services, software maintenance licenses, services, and customer retention programs to software and other technology companies. Rainmaker primarily operates in one geographical segment, North America. Substantially all of the Company's sales are made to customers in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   This Form 10-Q contains forward-looking statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Factors That May Affect Future Results and Market Price of Stock", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activities, performance or achievements expressed or implied by such forward-looking statements.

   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

Comparison of Three Months Ended March 31, 2000 and 1999

  CRM Services Revenue.   Revenue from CRM services increased 34.8% to $17.5
million for the three months ended March 31, 2000 from $12.9 million for the comparable period of 1999. Since April 1, 1999, nine new clients were signed which accounted for $8.9 million of the Company's revenue during the three months ended March 31, 2000. During the first three months of 2000, revenue from CRM services sold to customers of existing clients (clients for which we generated revenue during the three months ended March 31, 1999) decreased $4.6 million in the three months ended March 31, 2000 compared to the comparable period of the prior year. This decrease was primarily due to business factors confronting one of our largest clients, The Santa Cruz Operation, Inc., and a decline in revenue from sales to customers of FTP Software, Inc., which was acquired by NetManage, Inc. in August 1998.

  CRM Services Gross Profit.   Gross profit from CRM services increased 9.4%
to $4.6 million for the three months ended March 31, 2000, from $4.2 million for the comparable period in 1999. Gross margin from CRM services decreased to 26.5% in the most recent period compared to 32.6% during the comparable period of the prior year. The decrease is due primarily to the Company's changing mix of new and existing clients with lower margins on newer clients during the start-up phase, and a few large, lower margin sales in the three months ended March 31, 2000. The Company does not expect these large, lower margin sales to be recurring in the future.

  Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased 150.2% to $9.9 million for the three months ended March 31, 2000 from $4.0 million for the comparable period of 1999. As a percentage of total revenue, these expenses increased to 56.6% for the most recent period from 30.5% in the comparable period of the prior year. This increase was primarily attributable to the strategic decision to increase personnel (90 additional personnel at March 31, 2000 compared to March 31, 1999), and increase levels of investment in systems and infrastructure and product development all of which are to support recent and anticipated new client growth.

  Interest Income and Expense.   The Company recorded $510,000 of net interest
income in the three months ended March 31, 2000, as compared to $139,000 in the comparable period of 1999. The increase was primarily attributable to higher invested cash balances resulting from the sale of common stock in the initial public offering in November 1999 which resulted in the Company receiving $40.6 million of net proceeds.

  Income Tax Expense (Benefit).   Due to the Company's overall loss position, a
valuation allowance has been established in an amount equal to the expected benefit derived by applying the statutory rate to the net loss for the three months ended March 31, 2000. We recorded $164,000 of income tax expense for the three months ended March 31, 1999.

Liquidity and Sources of Capital

  Historically, we have funded operations from operating cash flows and net cash proceeds from private placements of preferred stock and in November 1999, the initial public offering of our common stock. Cash, cash equivalents and short-term investments were $39.5 million at March 31, 2000. Working capital at March 31, 2000 was $37.4 million.

  Cash used in operating activities during the three months ended March 31, 2000 was $2.4 million compared to $1.1 million provided by operations for the comparable period of the prior year. The change of $3.5 million was due primarily to the change in net income (loss) of $5.0 million as we earned $0.3 million during the first quarter of 1999 but lost $4.7 million during the first quarter of 2000. In addition, accounts receivable increased by $863,000 in the first quarter of 2000 due to the addition of new clients compared to a decrease of $494,000 in the comparable period of the prior year. These uses are partially offset by the $1.9 million increase in accounts payable in the first quarter of 2000 compared to a decrease of $603,000 in the comparable period of the prior year.

  Cash used in investing activities during the first quarter of 2000 was $5.0 million compared to $358,000 for the comparable period of the prior year. The change was due primarily to increased capital expenditures in 2000 and the purchase of $3.0 million of short-term investments in 2000. The capital expenditures consisted primarily of computers and software related to the Company's new ERP system and other technology initiatives.

  Cash used in financing activities during the three months ended March 31, 2000 was $12,000 compared to $13.8 million provided by financing activities for the comparable period of the prior year. In the first quarter of 1999, the Company sold $13.9 million of preferred stock.

   We believe that our cash, cash equivalents and short-term investments at March 31, 2000 will be sufficient to meet our liquidity needs for at least the next twelve months.

YEAR 2000 COMPLIANCE

          At the date of this report, the passage into the year 2000 has occurred. To date, we have not experienced any Y2K problems in our own systems. We are continuing to carefully monitor our systems and communicating regularly with our vendors and customers as to their view of the any potential impact. There can be no assurance, however, that the Company will not experience unanticipated negative consequences, including material costs caused by undetected errors or defects in the technology used in its internal systems. If, in the future, it comes to the Company's attention that certain of its services need modification or certain of its third-party hardware and software are not year 2000 compliant, then the Company will seek to make modifications to its systems. In such case, the Company expects such modifications to be made on a timely basis and does not believe that the cost of such modifications will have a material effect on its operating results. There can be no assurance, however, that the Company will be able to modify such products, services and systems in a timely and successful manner to comply with the year 2000 requirements, which could have a material adverse effect on its business and operating results.

     The Company has no contingency plan to address the effect of year 2000 noncompliance of the software products it sells. However, the Company, in the normal course of its business, seeks to identify additional software products that are year 2000 compliant and to enter into arrangements to sell these products. There can be no assurance that the Company's efforts to identify and sell additional software products would timely address revenue shortfalls that could result from software products of one or more of its clients being noncompliant.

     Year 2000 issues also could cause a significant number of companies, including current customers, to reevaluate their current system needs and, as a result, consider switching to other systems and suppliers. Any of these events could result in a material adverse effect on the Company's business, operating results and financial condition.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

We have incurred recent losses and expect to incur losses in the future.

  We entered into the CRM services business in January 1995 and have a limited operating history. As a result, it is difficult for us to predict future results of operations. Although our CRM services revenues have grown significantly in each year from 1995 to 1999, this rate of growth may not be sustainable. In addition, we incurred an operating loss of $9.8 million and a net loss of $7.3 million for 1999. We expect to incur operating and net losses for at least the next twelve months as we continue to invest in building our business.

Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client could result in a substantial decrease in our revenue.

  We have generated a significant portion of our revenue from a limited numbers of clients. We currently have 15 clients. In 1999, sales to customers of The Santa Cruz Operation, Inc. (SCO), and Sybase, Inc. accounted for approximately 43%, and 18%, respectively, of our CRM services revenue. In 1998, sales to customers of SCO, FTP Software, Inc. (FTP) and Novell, Inc. accounted for approximately 46%, 21% and 16%, respectively, of our CRM services revenue. In 1997, sales to customers of SCO, FTP, and Sun Microsystems, Inc. accounted for approximately 72%, 10% and 12%, respectively, of our CRM services revenue. We expect that a small number of clients will continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our principal clients could cause a significant decrease in our revenue.

  In addition, our software and other technology clients operate in industries that are consolidating, which may reduce the number of our existing and potential clients. For example, FTP was acquired by NetManage, Inc. in August 1998. Since that acquisition, our revenue from sales to customers of FTP has decreased, is expected to continue to decrease and will eventually be eliminated.

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

  We believe that quarter-to-quarter comparisons of our operating results are not a good indication of future performance. Although our operating results have generally improved from quarter to quarter until recently, our future operating results may not follow past trends in every quarter even if they continue to improve overall. In any future quarter, our operating results may be below the expectation of public market analysts and investors.

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

If we are unable to attract and retain highly qualified management and sales and technical personnel, the quality of our services may decline, and our ability to execute our growth strategies may be harmed.

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

  Six of our eleven executive officers joined Rainmaker in 1999. As a result, our current management team has worked together for only a relatively short time. Our ability to execute our strategies will depend upon our ability to integrate these and future managers into our operations.

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

Our business strategy may ultimately include expansion into foreign markets which would require increased expenditures, and if our international operations are not successfully implemented they may not result in increased revenue or growth of our business.

  Our long term growth strategy includes expansion into international markets. As a result, we may need to establish international operations, hire additional personnel and establish relationships with additional clients and customers in those markets. This expansion will require significant financial resources and management attention and could have a negative effect on our earnings. We cannot assure you that we will be successful in creating international demand for our CRM services or that we will be able to effectively sell our clients' products and services in international markets.

  The development of international operations may also involve the following risks:

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

Any acquisitions we may make could result in dilution, unfavorable accounting charges and difficulties in successfully managing our business.

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

  We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our trade secrets, copyrights, trademarks, service marks, trade names or other proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe the intellectual property rights of others, other parties may assert infringement claims against us that we violated their intellectual property rights. These claims, even if not true, could result in significant legal and other costs and may be a distraction to management. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States, so if our business expands into foreign countries, risks associated with protecting our intellectual property will increase. We have applied for registration of the service mark ''Rainmaker Systems'' in the United States, and certain foreign countries.

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

  The failure of these systems or of any third-party equipment or software to be Year 2000 compliant could result in:

      .  delay or loss of revenue;
      .  cancellations of contracts by clients;
      .  diversions of our management's attention and development resources;
      .  damage to our reputation;
      .  litigation costs; and
      . difficulties in contacting or being contacted by our clients' customers or operating our clients' web sites.

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

  Our directors and entities affiliated with them together control approximately 51% of our outstanding shares (based on the number of shares outstanding as of February 29, 2000). As a result, any significant combination of those stockholders, acting together, will have the ability to control all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Rainmaker, which, in turn, could depress the market price of our common stock.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

  Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We currently do not and do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We plan to mitigate default risk by investing in low-risk securities. If market interest rates were to increase immediately and uniformly by 10% from the levels as of March 31, 2000, the decline of the fair market value of our fixed income portfolio would not be material.

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Rainmaker completed the initial public offering of 5,750,000 shares of its common stock, including 750,000 shares subject to an overallotment option, pursuant to a registration statement on Form S-1 (Commission File No. 333-86445) declared effective on November 16, 1999. The joint book-running managing underwriters of the public offering were Donaldson, Lufkin & Jenrette and Thomas Weisel Partners LLC.

     The shares were sold at a price per share of $8.00. The aggregate offering price of the shares offered by Rainmaker was $46,000,000, less underwriting discounts and commissions of $3,220,000 and expenses of approximately $2,207,000. The proceeds are to be used for general corporate purposes to support business expansion including new client acquisition, expansion into international markets, the development of new services and capital expenditures. In addition, we may use a portion of the net proceeds to acquire complementary products, technologies or businesses; however, we currently have no commitments or agreements and are not involved in any negotiations to do so.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

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

   10.20 ++Internet Applications Division (IAD) Reseller Agreement dated March 22, 1999 between Sybase, Inc., and Rainmaker Systems, Inc.

   10.21** Form of Notice of Grant of Stock Option

   10.22***Form of Stock Option Agreement

   23.1   *Consent of Ernst & Young LLP.

   23.2   *Consent of Brobeck, Phleger & Harrison LLP.

   27.1   Financial Data Schedule.

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

(b) Reports on Form 8-K

   On April 3, 2000, the Company filed a report on Form 8-K under Item 5-Other Items. The 8-K discussed one line item labeled "Excess of redemption of preferred stock over stated value" which was omitted on the 1999 Statements of Operations data that was attached to the press release announcing the Company's fourth quarter and annual results as of and for the year ended December 31,
1999.   This line item, which does not impact net income (loss) should have been subtracted from net income (loss) to calculate income (loss) available to common stockholders.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RAINMAKER SYSTEMS, INC.

Dated: May 15, 2000                 By: /s/ MICHAEL SILTON
                                       -------------------
                                    Michael Silton,
                                    Chairman of the Board, President and
                                    Chief Executive Officer

                                    By: /s/ MARTIN HERNANDEZ
                                       ---------------------
                                    Martin Hernandez,
                                    Secretary and
                                    Chief Financial Officer