Form 10-Q
period 2000-06-30
RAINMAKER SYSTEMS INC
filed 2000-08-14
CIK 1094007

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

   FORM 10-Q - QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                                  (MARK ONE)
            / X /    FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

 At July 31, 2000, registrant had outstanding 38,910,533 shares of Common Stock.

                            RAINMAKER SYSTEMS, INC.
                           FORM 10-Q QUARTERLY REPORT
           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
                               TABLE OF CONTENTS

                                                                                                  Page
PART I. - FINANCIAL STATEMENTS
Item 1.  Financial statements                                                                        1
Item 2.  Management's discussion and analysis of financial condition and results of operations       6
Item 3.  Qualitative and quantitative disclosures about market risk                                 15

PART II. - OTHER INFORMATION
Item 1.  Legal proceedings                                                                          15
Item 2.  Changes in securities and use of proceeds                                                  15
Item 3.  Defaults upon senior securities                                                            16
Item 4.  Submission of matters to a vote of security holders                                        16
Item 5.  Other information                                                                          16
Item 6.  Exhibits and reports on Form 8-K                                                           16

         Signatures                                                                                 16

PART I. - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            Rainmaker Systems, Inc.
                                Balance Sheets
                                (In thousands)

                                                                          June 30,       December 31,
                                                                            2000            1999
                                                                       ------------    --------------
                                                                        (unaudited)
                                     Assets
Current assets:
    Cash and cash equivalents..........................................    $ 30,685          $ 41,129
    Short-term investments.............................................       3,002             2,756
    Accounts receivable, less allowance for sales returns and doubtful
      accounts of $567 in 2000 and $536 in 1999........................       5,917             8,192
    Note receivable....................................................           -               800
    Inventories........................................................         618               637
    Income taxes receivable............................................         923               960
    Prepaid expenses and other current assets..........................         875               563
    Other receivables..................................................         591               291
                                                                        -----------     -------------
         Total current assets..........................................      42,611            55,328
Property and equipment, net............................................       6,959             2,373
Other noncurrent assets................................................         312               166
                                                                        -----------     -------------
         Total assets..................................................    $ 49,882          $ 57,867
                                                                        ===========     =============

                            Liabilities and Stockholders' Equity
 Current liabilities:
    Accounts payable...................................................    $  7,667          $  6,456
    Payable to a related party.........................................         314             1,677
    Accrued compensation and benefits..................................       2,708             2,131
    Accrued liabilities................................................         889               804
    Current portion of capital lease obligations.......................       1,574               501
                                                                        -----------     -------------
         Total current liabilities.....................................      13,152            11,569

Capital lease obligations, less current portion........................       1,416             1,090

Commitments and contingencies

Stockholder's equity:
    Common stock, $0.001 par value:
         Authorized shares-80,000,000;
         Issued and outstanding shares-38,909,134 in 2000 and                    39                38
         38,370,955 in 1999 ...........................................
Additional paid-in capital ............................................      58,852            58,482
Deferred stock compensation ...........................................        (759)           (1,344)
Accumulated deficit ...................................................     (22,818)          (11,968)
                                                                        -----------     -------------
         Total stockholders' equity ...................................      35,314            45,208
                                                                        -----------     -------------
         Total liabilities and stockholders' equity ...................    $ 49,882          $ 57,867
                                                                        ===========     =============

                            Rainmaker Systems, Inc
                           Statements of Operations
                   (in thousands, except per share amounts)

                                                             Three months ended                    Six months ended
                                                                  June 30,                             June 30,
                                                      -----------------------------      ----------------------------------
                                                           2000            1999                2000               1999
                                                      -------------    ------------      ---------------     --------------
                                                               (unaudited)                           (unaudited)
CRM services revenue................................       $14,807           $13,145            $ 32,258            $26,088
Cost of CRM services revenue........................        10,562             8,815              23,390             17,534
                                                     -------------     -------------     ---------------     --------------
     CRM services gross profit......................         4,245             4,330               8,868              8,554

Selling, general and administrative expenses........         9,982             6,114              19,863             10,064
Restructuring charge................................           868                 -                 868                  -
                                                     -------------     -------------     ---------------     --------------
     Operating loss.................................        (6,605)           (1,784)            (11,863)            (1,510)
Interest income, net................................           503               146               1,013                285
Gain from sale of catalog/distributor...............             -                80                   -                 80
                                                     -------------     -------------     ---------------     --------------
     Loss before income taxes.......................        (6,102)           (1,558)            (10,850)            (1,145)
Income tax benefit..................................             -              (595)                  -               (431)
                                                     -------------     -------------     ---------------     --------------
      Net loss......................................        (6,102)             (963)            (10,850)              (714)
Preferred C and D cumulative dividends..............             -              (392)                  -               (672)
Excess of redemption of preferred stock over stated
 value..............................................             -              (698)                  -             (1,244)
                                                     -------------     -------------     ---------------     --------------
     Net loss available to common stockholders......       $(6,102)          $(2,053)           $(10,850)           $(2,630)
                                                     =============     =============     ===============     ==============
 Net loss per common share:
     Basic..........................................        $(0.16)          $ (0.11)           $  (0.28)           $ (0.14)
                                                     =============     =============     ===============     ==============
     Diluted........................................        $(0.16)          $ (0.11)           $  (0.28)           $ (0.14)
                                                     =============     =============     ===============     ==============
Number of shares used in per share computations:
     Basic..........................................        38,709            17,864              38,505             19,469
                                                     =============     =============     ===============     ==============
     Diluted........................................        38,709            17,864              38,505             19,469
                                                     =============     =============     ===============     ==============

                            Rainmaker Systems, Inc.
                            Statements of Cash Flows
                                 (In thousands)

                                                                            Six months ended
                                                                                June 30,
                                                                  ------------------------------------
                                                                           2000                  1999
                                                                       --------               -------
                                                                              (unaudited)
Operating activities
 Net loss.........................................................     $(10,850)              $  (714)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation and amortization of property and equipment.......            641                   539
  Amortization of deferred stock compensation...................            368                   119
  Gain on sale of catalog/distributor...........................             --                   (80)
  Loss on disposal of property and equipment....................             --                   163
  Issuance of stock for consulting services.....................             --                   101
  Deferred income taxes.........................................             --                  (520)
  Provision for sales returns and doubtful accounts.............             31                    52
  Changes in operating assets and liabilities:
   Accounts receivable..........................................          2,244                     4
   Inventories..................................................             19                  (560)
   Income taxes receivable......................................             37                    20
   Prepaid expenses and other assets............................           (358)                  146
   Other receivables............................................           (300)                 (122)
   Accounts payable.............................................          1,211                (1,018)
   Payable to a related party...................................         (1,363)                  131
   Accrued compensation and benefits............................            577                   137
   Accrued liabilities..........................................             85                    61
   Deferred revenue.............................................             --                   (40)
                                                                       --------               -------
Net cash used in operating activities...........................         (7,658)               (1,581)
Investing activities
 Proceeds from sale of catalog/distributor......................            800                   900
 Purchase of property and equipment.............................         (3,637)                 (845)
 Purchase of short-term investments.............................           (246)               (1,000)
 Purchase of long-term investments..............................           (100)                   --
                                                                       --------               -------
Net cash used in investing activities...........................         (3,183)                 (945)
Financing activities
 Proceeds from issuance of preferred stock, net.................             --                13,809
 Repurchase of common stock.....................................             --                (8,805)
 Proceeds from issuance of common stock from ESPP...............            461                    --
 Proceeds from issuance of common stock from option exercises...            127                    58
 Repayment of capital lease obligations.........................           (191)                 (158)
 Dividends paid.................................................             --                   (26)
                                                                       --------               -------
Net cash provided by financing activities.......................            397                 4,878
                                                                       --------               -------
Net (decrease) increase in cash and cash equivalents............        (10,444)                2,352
 Cash and cash equivalents at beginning of period...............         41,129                 4,608
                                                                       --------               -------
 Cash and cash equivalents at end of period.....................       $ 30,685               $ 6,960
                                                                       ========               =======
Supplemental disclosure of cash paid during the period
 Interest paid..................................................       $    100               $    23
                                                                       ========               =======
 Income taxes paid (refunded)...................................       $    (50)              $    70
                                                                       ========               =======
Supplemental schedule of noncash investing and financing
 activities
 Acquisition of equipment under capital leases..................       $  1,590               $   471
                                                                       ========               =======
 Conversion of subordinated convertible note payable to
   preferred stock..............................................       $     --               $   996
                                                                       ========               =======

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

  The accompanying financial statements for the three and six months ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Rainmaker's management, all adjustments (consisting of normal recurring items) which are necessary for their fair presentation have been made. These financial statements should be read in conjunction with our financial statements and notes thereto included in Rainmaker's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the interim periods ended June 30, 2000 are not necessarily indicative of results to be expected for the full year.

NOTE 2. NET INCOME (LOSS) PER SHARE

  Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the year, less shares subject to repurchase. Diluted net income (loss) per share also gives effect, as applicable, to the potential dilutive effect of outstanding stock options using the treasury stock method.

NOTE 3 RESTRUCTURING CHARGE

  During the second quarter of 2000, we recorded a restructuring charge of $0.9 million or $0.02 per share, in connection with a restructuring program, approved by the Board of Directors during the quarter, designed to accelerate a return to profitability. The program resulted in a reduction of 22 positions at all levels throughout Rainmaker. $0.7 million of the charge was related to cash severance payments. As of June 30, 2000, approximately $0.6 million remains to be paid. Management expects this amount to be paid by December 31, 2000.

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In recent actions, the SEC has further delayed the required implementation date which, for us, will be no later than the fourth quarter of 2000, retroactive to the beginning of the fiscal year. The SEC has indicated that additional implementation guidance will be forthcoming in the form of "Frequently Asked Questions", however such guidance has not been issued to date. Although we cannot fully assess the impact of SAB 101 until the additional guidance from the SEC is issued, our preliminary conclusion is that the implementation of SAB 101 will not have a material effect on the timing of when we recognize revenue.

  In related accounting standard setting activities, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF or Task Force) has been in the process of discussing Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (Issue 99-19). This Issue interprets SAB 101 and addresses when a company should report revenue as the gross amount billed to
a customer verses the net amount earned by the company in the transaction.   At
the EITF's May 2000 meeting, the Task Force reached a tentative conclusion that specific "indicators" should be used by companies to determine if it is more appropriate for them to record revenues on a "gross" versus a "net" basis. These "indicators" include, but are not limited to, 1) whether the vendor is the primary obligor in the transaction, 2) whether the vendor assumes general inventory risk, and 3) whether the vendor has latitude for setting the pricing for the goods or services its sells to its customers. Absence of these indicators might indicate that revenue should be recorded on a "net" basis. However, these three indicators are not considered by the Task Force to be presumptive, and their absence would not necessarily require that revenue be recorded on a "net" basis. Instead, additional indicators, prepared by the Task Force, should also be evaluated based on a facts and circumstances basis to determine the appropriate revenue reporting. At its July 19-20, 2000 meeting, the Task Force reached a consensus opinion on Issue 99-19 ("Consensus") and affirmed that the set of indicators set forth by the Task Force should be used to determine the appropriate revenue reporting.

Potential Impact of Recent Accounting Pronouncements
----------------------------------------------------

  Currently, we report substantially all of our revenue under the "gross" method based on amounts billed to our customers. If we were to have to change our revenue reporting to the "net" method, we would record revenue equal to net amounts earned (i.e. the gross profit) under our sales transactions. We would have to apply the Consensus reached under Issue 99-19 no later than our fourth quarter of 2000. Upon application, prior period financial statements would be reclassified to conform to the Consensus. Application of Issue 99-19 would have no impact on previously reported gross profit, operating income (loss), or net income (loss), but could result in Rainmaker reporting lower revenues for all periods presented.

  We are currently reviewing the Consensus and related indicators to determine the impact (if any) the Consensus may have on the way we report our CRM services revenues.

  In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). Rainmaker is required to adopt FAS 133 for the year ending December 31, 2001. FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because Rainmaker currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of FAS 133 is expected to have no material impact on our financial position or results of operations.

NOTE 5. COMPREHENSIVE INCOME (LOSS)

  Comprehensive income (loss) includes revenues and expenses and gains and losses that are not included in net income (loss), but, rather are recorded directly in stockholders' equity. To date, we have not had any significant transactions that are required to be reported in comprehensive income (loss).

NOTE 6. SEGMENT REPORTING

  Rainmaker Systems operates in one market segment, the sale of installed base marketing services, software maintenance licenses, services, and customer retention programs to software and other technology companies. Rainmaker primarily operates in one geographical segment, North America. Substantially all of our sales are made to customers in the United States.

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

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In recent actions, the SEC has further delayed the required implementation date which, for us, will be no later than the fourth quarter of 2000, retroactive to the beginning of the fiscal year. The SEC has indicated that additional implementation guidance will be forthcoming in the form of "Frequently Asked Questions", however such guidance has not been issued to date. Although we cannot fully assess the impact of SAB 101 until the additional guidance from the SEC is issued, our preliminary conclusion is that the implementation of SAB 101 will not have a material effect on the timing of when we recognize revenue.

  In related accounting standard setting activities, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF or Task Force) has been in the process of discussing Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (Issue 99-19). This Issue interprets SAB 101 and addresses when a company should report revenue as the gross amount billed to
a customer verses the net amount earned by the company in the transaction.   At
the EITF's May 2000 meeting, the Task Force reached a tentative conclusion that specific "indicators" should be used by companies to determine if it is more appropriate for them to record revenues on a "gross" versus a "net" basis. These "indicators" include, but are not limited to, 1) whether the vendor is the primary obligor in the transaction, 2) whether the vendor assumes general inventory risk, and 3) whether the vendor has latitude for setting the pricing for the goods or services its sells to its customers. Absence of these indicators might indicate that revenue should be recorded on a "net" basis. However, these three indicators are not considered by the Task Force to be presumptive, and their absence would not necessarily require that revenue be recorded on a "net" basis. Instead, additional indicators, prepared by the Task Force, should also be evaluated based on a facts and circumstances basis to determine the appropriate revenue reporting. At its July 19-20, 2000 meeting, the Task Force reached a consensus opinion on Issue 99-19 ("Consensus") and affirmed that the set of indicators set forth by the Task Force should be used to determine the appropriate revenue reporting.

  Currently, we report substantially all of our revenue under the "gross" method based on amounts billed to our customers. If we were to have to change our revenue reporting to the "net" method, we would record revenue equal to net amounts earned (i.e. the gross profit) under our sales transactions. We would have to apply the Consensus reached under Issue 99-19 no later than our fourth quarter of 2000. Upon application, prior period financial statements would be reclassified to conform to the Consensus. Application of Issue 99-19 would have no impact on previously reported gross profit, operating income (loss), or net income (loss), but could result in us reporting lower revenues for all periods presented.

  We are currently reviewing the Consensus and related indicators to determine the impact (if any) the Consensus may have on the way we report our CRM services revenues.

Comparison of Three Months Ended June 30, 2000 and 1999

  CRM Services Revenue.   Revenue from CRM services increased 12.6% to $14.8
million for the three months ended June 30, 2000 from $13.1 million for the comparable period of 1999. Since April 1, 1999, seven new clients were signed which accounted for $5.0 million of revenue during the three months ended June 30, 2000. During the three months ended June 30, 2000, revenue from CRM services sold to customers of existing clients (clients for which we generated revenue during the three months ended June 30, 1999) decreased $3.3 million in the three months ended June 30, 2000 compared to the same period of the prior year. This decrease was primarily due to business factors confronting one of our largest clients, The Santa Cruz Operation, Inc., and a decline in revenue from sales to customers of FTP Software, Inc., which was acquired by NetManage, Inc. in August 1998.

  CRM Services Gross Profit.   Gross profit from CRM services decreased 2.0% to
$4.2 million for the three months ended June 30, 2000, from $4.3 million for the comparable period in 1999. Gross margin from CRM services decreased to 28.7% in the most recent period compared to 32.9% during the comparable period of the prior year. The decrease is due primarily to the changing mix of new and existing clients with lower margins on sales of services to newer clients during the start-up phase.

  Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased 63.3% to $10.0 million for the three months ended June 30, 2000 from $6.1 million for the comparable period of 1999. As a percentage of total revenue, these expenses increased to 67.4% for the most recent period from 46.5% in the comparable period of the prior year. This increase was primarily attributable to the strategic decision to increase personnel (51 additional personnel at June 30, 2000 compared to June 30, 1999), and increase levels of investment in systems and infrastructure and product development all of which are designated to support recent and anticipated new client growth and new service offerings.

  Restructuring.   During the second quarter of 2000, we recorded a
restructuring charge of $0.9 million or $0.02 per share, in connection with a restructuring program, approved by the Board of Directors during the quarter, designed to accelerate a return to profitability. The program resulted in a reduction of 22 positions at all levels throughout Rainmaker. $0.7 million of the charge was related to cash severance payments. As of June 30, 2000, approximately $0.6 million remains to be paid. Management expects this amount to be paid by December 31, 2000.

  Interest Income and Expense. We recorded $503,000 of net interest income in the three months ended June 30, 2000, as compared to $146,000 in the comparable period of 1999. The increase was primarily attributable to higher invested cash balances resulting from the sale of common stock in the initial public offering in November 1999 which resulted in Rainmaker receiving $40.6 million of net proceeds.

  Income Tax Expense (Benefit).   Due to our overall loss position, a valuation
allowance has been established in an amount equal to the expected benefit derived by applying the statutory rate to the net loss for the three months ended June 30, 2000. We recorded $595,000 of income tax benefit for the three months ended June 30, 1999, which is attributed to income taxes recoverable from prior periods.

Comparison of Six Months Ended June 30, 2000 and 1999

  CRM Services Revenue.   Revenue from CRM services increased 23.7% to $32.3
million for the six months ended June 30, 2000 from $26.1 million for the comparable period of 1999. Since January 1, 1999, nine new clients were signed which accounted for $17.6 million of revenue during the six months ended June 30, 2000. During the six months ended June 30, 2000, revenue from CRM services sold to customers of existing clients (clients for which we generated revenue during the full six months ended June 30, 1999) decreased $9.5 million in the six months ended June 30, 2000 compared to the same period of the prior year. This decrease was primarily due to business factors confronting one of our largest clients, The Santa Cruz Operation, Inc., and a decline in revenue from sales to customers of FTP Software, Inc., which was acquired by NetManage, Inc. in August 1998.

  CRM Services Gross Profit.   Gross profit from CRM services increased 3.7% to
$8.9 million for the six months ended June 30, 2000, from $8.6 million for the comparable period in 1999. Gross margin from CRM services decreased to 27.5% in the most recent period compared to 32.8% during the comparable period of the prior year. The decrease is due primarily to the changing mix of new and existing clients with lower margins on sales of services to newer clients during the start-up phase.

  Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased 97.4% to $19.9 million for the six months ended June 30, 2000 from $10.1 million for the comparable period of 1999. As a percentage of total revenue, these expenses increased to 61.6% for the most recent period from 38.6% in the comparable period of the prior year. This increase was primarily attributable to the strategic decision to increase personnel (51 additional personnel at June 30, 2000 compared to June 30, 1999), and increase levels of investment in systems and infrastructure and product development all of which are designated to support recent and anticipated new client growth and new service offerings.

  Restructuring.   During the second quarter of 2000, we recorded a
restructuring charge of $0.9 million or $0.02 per share, in connection with a restructuring program, approved by the Board of Directors during the quarter, designed to accelerate a return to profitability. The program resulted in a reduction of 22 positions at all levels in Rainmaker. $0.7 million of the charge was related to cash severance payments. As of June 30, 2000, approximately $0.6 million remains to be paid. Management expects this amount to be paid by December 31, 2000.

  Interest Income and Expense.   We recorded $1.0 million of net interest income
in the six months ended June 30, 2000, as compared to $0.3 million in the comparable period of 1999. The increase was primarily attributable to higher invested cash balances resulting from the sale of common stock in the initial public offering in November 1999 which resulted in Rainmaker receiving $40.6 million of net proceeds.

  Income Tax Expense (Benefit). Due to our overall loss position, a valuation allowance has been established in an amount equal to the expected benefit derived by applying the statutory rate to the net loss for the six months ended June 30, 2000. We recorded $431,000 of income tax benefit for the six months ended June 30, 1999, which is attributed to income taxes recoverable from prior periods.

Liquidity and Sources of Capital

  Historically, we have funded operations from operating cash flows and net cash proceeds from private placements of preferred stock, and in November 1999, the initial public offering of our common stock. Cash, cash equivalents and short-term investments were $33.7 million at June 30, 2000. Working capital at June 30, 2000 was $29.5 million.

  Cash used in operating activities during the six months ended June 30, 2000 was $7.7 million compared to $1.6 million for the comparable period of the prior year. The change of $6.1 million was due primarily to the increase in net loss of $10.1 million. This is partially offset by the $2.2 million decrease in accounts receivable and $0.7 million increase in accounts payable and payable to a related party.

  Cash used in investing activities during the first half of 2000 was $3.2 million compared to $0.9 million for the comparable period of the prior year. The change was due primarily to increased capital expenditures in 2000. The capital expenditures consisted primarily of computers and software related to our new ERP system and other technology initiatives.

  Cash provided by financing activities during the six months ended June 30, 2000 was $0.4 million compared to $4.9 million for the comparable period of the prior year. In the first quarter of 1999, we sold $13.9 million of preferred stock and repurchased $8.8 million of common stock.

   We believe that our cash, cash equivalents and short-term investments at June 30, 2000 will be sufficient to meet our liquidity needs for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

We have incurred recent losses and expect to incur losses in the future.

  We entered into the CRM services business in January 1995 and have a limited operating history. As a result, it is difficult for us to predict future results of operations. Although our CRM services revenues have grown in each year from 1995 though the second quarter of 2000, this rate of growth may not be sustainable. In addition, we incurred an operating loss of $11.9 million and a net loss of $10.9 for the six months ended June 30, 2000 and an operating loss of $9.8 million and a net loss of $7.3 million for 1999. We expect to incur operating and net losses for at least the next twelve months as we continue to invest in building our business.

Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client could result in a substantial decrease in our revenue.

  We have generated a significant portion of our revenue from a limited numbers of clients. We currently have 13 clients. For the six months ended June 30, 2000, sales to customers of Sybase, Inc., The Santa Cruz Operation, Inc. (SCO), Parametric Technology Corporation, and Novell, Inc. accounted for approximately 23%, 22%, 14%, and 11%, respectively of our CRM services revenue. In 1999, sales to customers of SCO and Sybase accounted for approximately 43%, and 18%, respectively, of our CRM services revenue. In 1998, sales to customers of SCO, FTP Software, Inc. (FTP) and Novell accounted for approximately 46%, 21% and 16%, respectively, of our CRM services revenue. In 1997, sales to customers of SCO, FTP, and Sun Microsystems, Inc. accounted for approximately 72%, 10% and 12%, respectively, of our CRM services revenue. We expect that a small number of clients will continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our principal clients could cause a significant decrease in our revenue.

  In addition, our software and other technology clients operate in industries that are consolidating, which may reduce the number of our existing and potential clients. For example, FTP was acquired by NetManage, Inc. in August 1998. Since that acquisition, our revenue from sales to customers of FTP has declined significantly and we anticipate these revenues declining to zero in the third quarter of 2000.

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

Recent accounting pronouncements may require reclassification of reported revenues that may materially impact the amount of reported revenues. We do not anticipate any potential reclassification to affect net income (loss) or earnings (loss) per share.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In recent actions, the SEC has further delayed the required implementation date which, for us, will be no later than the fourth quarter of 2000, retroactive to the beginning of the fiscal year. The SEC has indicated that additional implementation guidance will be forthcoming in the form of "Frequently Asked Questions", however such guidance has not been issued to date. Although we cannot fully assess the impact of SAB 101 until the additional guidance from the SEC is issued, our preliminary conclusion is that the implementation of SAB 101 will not have a material effect on the timing of when we recognize revenue.

  In related accounting standard setting activities, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF or Task Force) has been in the process of discussing Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (Issue 99-19). This Issue interprets SAB 101 and addresses when a company should report revenue as the gross amount billed to
a customer verses the net amount earned by the company in the transaction.   At
the EITF's May 2000 meeting, the Task Force reached a tentative conclusion that specific "indicators" should be used by companies to determine if it is more appropriate for them to record revenues on a "gross" versus a "net" basis. These "indicators" include, but are not limited to, 1) whether the vendor is the primary obligor in the transaction, 2) whether the vendor assumes general inventory risk, and 3) whether the vendor has latitude for setting the pricing for the goods or services its sells to its customers. Absence of these indicators might indicate that revenue should be recorded on a "net" basis. However, these three indicators are not considered by the Task Force to be presumptive, and their absence would not necessarily require that revenue be recorded on a "net" basis. Instead, additional indicators, prepared by the Task Force, should also be evaluated based on a facts and circumstances basis to determine the appropriate revenue reporting. At its July 19-20, 2000 meeting, the Task Force reached a consensus opinion on Issue 99-19 ("Consensus") and affirmed that the set of indicators set forth by the Task Force should be used to determine the appropriate revenue reporting.

  Currently, we report substantially all of our revenue under the "gross" method based on amounts billed to our customers. If we were to have to change our revenue reporting to the "net" method, we would record revenue equal to net amounts earned (i.e. the gross profit) under our sales transactions. We would have to apply the Consensus reached under Issue 99-19 no later than our fourth quarter of 2000. Upon application, prior period financial statements would be reclassified to conform to the Consensus. Application of Issue 99-19 would have no impact on previously reported gross profit, operating income (loss), or net income (loss), but could result in Rainmaker reporting lower revenues for all periods presented.

  We are currently reviewing the Consensus and related indicators to determine the impact (if any) the Consensus may have on the way we report our CRM services revenues.

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

  Six of our ten executive officers joined Rainmaker since July 1999. As a result, our current management team has worked together for only a relatively short time. Our ability to execute our strategies will depend upon our ability to integrate these and future managers into our operations.

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

  Our long-term growth strategy includes expansion into international markets. As a result, we may need to establish international operations, hire additional personnel and establish relationships with additional clients and customers in those markets. This expansion may require significant financial resources and management attention and could have a negative effect on our earnings. We cannot assure you that we will be successful in creating international demand for our CRM services or that we will be able to effectively sell our clients' products and services in international markets.

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

  Our directors and entities affiliated with them together control approximately 50% of our outstanding shares (based on the number of shares outstanding as of June 30, 2000). As a result, any significant combination of those stockholders, acting together, will have the ability to control all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Rainmaker, which, in turn, could depress the market price of our common stock.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

  Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We currently do not and do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We plan to mitigate default risk by investing in low-risk securities. If market interest rates were to increase immediately and uniformly by 10% from the levels as of June 30, 2000, the decline of the fair market value of our fixed income portfolio would not be material.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     On May 17, 2000, the Annual Meeting of Stockholders was held at which the following matters were submitted to and voted on by the stockholders. The results of the votes are set forth below:

     1. The following two persons were elected to the Board of Directors for a three year term ending in 2003, or until their successors are duly elected and qualified:

                                                              Broker
     Nominee           Votes for   Votes Against  Withheld   non votes
---------------------  ----------  -------------  ---------  ---------
     Michael Silton    29,267,000              -     28,672          -
     Robert Leff       26,190,884              -  3,104,788          -

     2. Stockholders approved the ratification of Ernst & Young LLP as Rainmaker's independent auditors for the year ending December 31, 2000. 29,281,429 votes were for the election, 7,655 votes were against, and 6,588 votes were withheld

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following Exhibits are filed with this report as indicated below.

     27.1   Financial Data Schedule.

(b) Reports on Form 8-K

     None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RAINMAKER SYSTEMS, INC.

Dated: August 11, 2000              By: /s/ MICHAEL SILTON
                                        -------------------
                                    Michael Silton,
                                    Chairman of the Board, President and
                                    Chief Executive Officer

                                    By: /s/ MARTIN HERNANDEZ
                                       ---------------------
                                    Martin Hernandez,
                                    Secretary and
                                    Chief Financial Officer