Form 10-Q
period 2000-09-30
RAINMAKER SYSTEMS INC
filed 2000-10-31
CIK 1094007

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

   FORM 10-Q - QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                                  (MARK ONE)
           [X]    FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

                                      OR

        [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

 At October 31, 2000, registrant had outstanding 39,096,758 shares of Common Stock.

                            RAINMAKER SYSTEMS, INC.
                          FORM 10-Q QUARTERLY REPORT
       AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                               TABLE OF CONTENTS

                                                                                                  Page
PART I. - FINANCIAL STATEMENTS
Item 1.  Financial statements                                                                        1
Item 2.  Management's discussion and analysis of financial condition and results of operations       6
Item 3.  Qualitative and quantitative disclosures about market risk                                 16

PART II. - OTHER INFORMATION
Item 1.  Legal proceedings                                                                          16
Item 2.  Changes in securities and use of proceeds                                                  17
Item 3.  Defaults upon senior securities                                                            17
Item 4.  Submission of matters to a vote of security holders                                        17
Item 5.  Other information                                                                          17
Item 6.  Exhibits and reports on Form 8-K                                                           17

         Signatures                                                                                 17

PART I. - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            Rainmaker Systems, Inc.
                                Balance Sheets
                                (In thousands)

                                                                                 Sep 30,       December 31,
                                                                                  2000             1999
                                                                               ----------      ------------
                                                                               (unaudited)
                                     Assets
Current assets:
    Cash and cash equivalents..................................................  $ 27,832          $ 41,129
    Short-term investments.....................................................         -             2,756
    Accounts receivable, less allowance for sales returns and doubtful
      accounts of $599 in 2000 and $536 in 1999................................     7,054             8,192
    Note receivable............................................................         -               800
    Inventories................................................................       440               637
    Income taxes receivable....................................................         -               960
    Prepaid expenses and other current assets..................................     1,153               563
    Other receivables..........................................................       589               291
                                                                                 --------          --------
         Total current assets..................................................    37,068            55,328
Property and equipment, net....................................................     8,574             2,373
Other noncurrent assets........................................................       307               166
                                                                                 --------          --------
         Total assets..........................................................  $ 45,949          $ 57,867
                                                                                 ========          ========

                            Liabilities and Stockholders' Equity
 Current liabilities:
    Accounts payable...........................................................  $  7,702          $  6,456
    Payable to a related party.................................................       754             1,677
    Accrued compensation and benefits..........................................     2,685             2,131
    Income taxes payable.......................................................       145                 -
    Accrued liabilities........................................................     1,515               804
    Current portion of capital lease obligations...............................     1,378               501
                                                                                 --------          --------
         Total current liabilities.............................................    14,179            11,569

Capital lease obligations, less current portion................................     1,198             1,090

Commitments and contingencies

Stockholder's equity:
    Common stock, $0.001 par value:
         Authorized shares-80,000,000;
         Issued and outstanding shares-39,091,717 in 2000 and
         38,370,955 in 1999....................................................        39                38
Additional paid-in capital.....................................................    58,760            58,482
Deferred stock compensation....................................................      (470)           (1,344)
Accumulated deficit............................................................   (27,757)          (11,968)
                                                                                 --------          --------
         Total stockholders' equity............................................    30,572            45,208
                                                                                 --------          --------
         Total liabilities and stockholders' equity............................  $ 45,949          $ 57,867
                                                                                 ========          ========

                            Rainmaker Systems, Inc
                           Statements of Operations
                   (in thousands, except per share amounts)

                                                                    Three months ended                  Nine months ended
                                                                       September 30,                       September 30,
                                                                 ------------------------          ----------------------------
                                                                   2000           1999                 2000              1999
                                                                 --------      ----------          -----------         --------
                                                                        (unaudited)                         (unaudited)
CRM services revenue.........................................     $14,279         $15,947            $ 46,537           $42,035
Cost of CRM services revenue.................................      10,264          11,403              33,654            28,937
                                                                 --------      ----------          ----------          --------
     CRM services gross profit...............................       4,015           4,544              12,883            13,098

Selling, general and administrative expenses.................       9,371           8,587              29,234            18,651
Restructuring charge.........................................           -               -                 868                 -
                                                                 --------      ----------          ----------          --------
     Operating loss..........................................      (5,356)         (4,043)            (17,219)           (5,553)
Interest income, net.........................................         417              85               1,430               370
Gain from sale of catalog/distributor........................           -               -                   -                80
                                                                 --------      ----------          ----------          --------
     Loss before income taxes................................      (4,939)         (3,958)            (15,789)           (5,103)
Income tax benefit...........................................           -             (90)                  -              (521)
                                                                 --------      ----------          ----------          --------
     Net loss................................................      (4,939)         (3,868)            (15,789)           (4,582)
Preferred C and D cumulative dividends.......................           -            (392)                  -            (1,064)
Excess of redemption of preferred stock over stated
 value.......................................................           -            (697)                  -            (1,941)
                                                                 --------      ----------          ----------          --------
     Net loss available to common stockholders...............     $(4,939)        $(4,957)           $(15,789)          $(7,587)
                                                                 ========      ==========          ==========          ========

Net loss per common share:
     Basic...................................................     $ (0.13)        $ (0.28)           $  (0.41)          $ (0.40)
                                                                 ========      ==========          ==========          ========
     Diluted.................................................     $ (0.13)        $ (0.28)           $  (0.41)          $ (0.40)
                                                                 ========      ==========          ==========          ========

Number of shares used in per share computations:
     Basic...................................................      38,963          17,609              38,694            18,961
                                                                 ========      ==========          ==========          ========
     Diluted.................................................      38,963          17,609              38,694            18,961
                                                                 ========      ==========          ==========          ========

                            Rainmaker Systems, Inc.
                           Statements of Cash Flows
                                (In thousands)

                                                                                       Nine months ended
                                                                                         September 30,
                                                                                         -------------
                                                                                   2000                  1999
                                                                                   ----                  ----
                                                                                        (unaudited)
Operating activities
 Net loss ...................................................................    $(15,789)              $(4,582)
 Adjustments to reconcile net loss to net cash
      used in operating activities:
  Depreciation and amortization of property and equipment ...................       1,129                 1,298
  Amortization of deferred stock compensation................................         503                   460
  Gain on sale of catalog/distributor .......................................          --                   (80)
  Loss on disposal of property and equipment.................................          --                   296
  Issuance of stock for consulting services .................................          --                   411
  Deferred income taxes .....................................................          --                  (519)
  Provision for sales returns and doubtful accounts .........................          62                    94
  Changes in operating assets and liabilities:
   Accounts receivable ......................................................       1,076                (1,139)
   Inventories ..............................................................         197                (1,417)
   Income taxes receivable/payable...........................................       1,105                     5
   Prepaid expenses and other assets ........................................        (631)                 (132)
   Other receivables ........................................................        (298)                 (126)
   Accounts payable .........................................................       1,246                 1,087
   Payable to a related party................................................        (923)                2,867
   Accrued compensation and benefits ........................................         554                   (70)
   Accrued liabilities ......................................................         711                  (299)
   Deferred revenue .........................................................          --                   (40)
                                                                                 --------               -------
Net cash used in operating activities........................................     (11,058)               (1,886)
Investing activities
 Proceeds from sale of catalog/distributor...................................         800                   900
 Purchase of property and equipment .........................................      (5,740)               (1,605)
 Sale (purchase) of short-term investments...................................       2,756                (1,000)
 Purchase of long-term investments ..........................................        (100)                   --
                                                                                 --------               -------
Net cash used in investing activities .......................................      (2,284)               (1,705)
Financing activities
 Proceeds from issuance of preferred stock, net .............................          --                13,809
 Repurchase of common stock..................................................          --                (9,690)
 Proceeds from issuance of common stock under ESPP...........................         461                    --
 Proceeds from issuance of common stock from option exercises ...............         189                   244
 Repayment of capital lease obligations .....................................        (605)                 (218)
 Dividends paid .............................................................          --                   (26)
                                                                                 --------               -------
Net cash provided by financing activities ...................................          45                 4,119
                                                                                 --------               -------
Net (decrease) increase in cash and cash equivalents ........................     (13,297)                  528
 Cash and cash equivalents at beginning of period ...........................      41,129                 4,608
                                                                                 --------               -------
 Cash and cash equivalents at end of period .................................    $ 27,832               $ 5,136
                                                                                 ========               =======
Supplemental disclosure of cash paid during the period
 Interest paid ..............................................................    $    177               $    43
                                                                                 ========               =======
 Income taxes refunded ......................................................    $ (1,155)              $    (7)
                                                                                 ========               =======
Supplemental schedule of noncash investing and financing
 activities
 Acquisition of equipment under capital leases ..............................    $  1,590               $   471
                                                                                 ========               =======
 Conversion of subordinated convertible note payable to
       preferred stock ......................................................    $     --               $   996
                                                                                 ========               =======

                            RAINMAKER SYSTEMS, INC.
                         Notes to Financial Statements
                                  (Unaudited)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
  The accompanying financial statements for the three and nine months ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of Rainmaker's management, all adjustments (consisting of normal recurring items) which are necessary for their fair presentation have been made. These financial statements should be read in conjunction with our financial statements and notes thereto included in Rainmaker's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the interim periods ended September 30, 2000 are not necessarily indicative of results to be expected for the full year.

NOTE 2. NET INCOME (LOSS) PER SHARE
  Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the year, less shares subject to repurchase. Diluted net income per share also gives effect, as applicable, to the potential dilutive effect of outstanding stock options using the treasury stock method.

NOTE 3 RESTRUCTURING CHARGE
  During the second quarter of 2000, we recorded a restructuring charge of $0.9 million or $0.02 per share, in connection with a restructuring program, approved by the Board of Directors during the quarter, designed to accelerate a return to profitability. The program resulted in a reduction of 22 positions at all levels throughout Rainmaker. $0.7 million of the charge was related to cash severance payments. As of September 30, 2000, approximately $0.4 million remains to be paid. Management expects this amount to be paid by December 31, 2000.

  Below is a table summarizing activity related to the restructuring charge (in 000's):

                                 Severance      Legal and
                               and benefits       other          Total
                               ------------       -----          -----
Q2 2000 Provision                 $ 743            $125          $ 868
  Cash payments                     (32)              -            (32)
                                  -----            ----          -----
Balance at June 30, 2000            711             125            836
  Cash payments                    (292)            (22)          (314)
                                  -----            ----          -----
Balance at Sept 30, 2000          $ 419            $103          $ 522
                                  =====            ====          =====

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS
  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In recent actions, the SEC has further delayed the required implementation date which, for us, will be no later than the fourth quarter of 2000, retroactive to the beginning of the fiscal year. On October 13, 2000, the SEC issued additional implementation guidance in the form of "Frequently Asked Questions".

  Currently, revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the end user is received; the service contract or maintenance agreement is delivered; the collection of the receivable is considered probable; and no significant post-delivery obligations remain. Revenue from product sales is recognized at the time of shipment of the product directly to the customer. Revenue from services we perform is recognized as the services are delivered. We are currently in the process of reviewing the FAQ's and assessing the impact, if any, of SAB 101 on our financial statements. Our preliminary conclusion is that the implementation of SAB 101 will not have a material effect on the timing of when we recognize revenue.

  In related accounting standard setting activities, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF or Task Force) at its July 19-20, 2000 meeting reached a consensus opinion on Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (Issue 99-19 or the Consensus). This Issue interprets SAB 101 and addresses when a company should report revenue as the gross amount billed to a customer verses the net amount earned by the company in the transaction. At the EITF's May 2000 meeting, the Task Force reached a tentative conclusion that specific "indicators" should be used by companies to determine if it is more appropriate for them to record revenues on a "gross" versus a "net" basis. These "indicators" include, but are not limited to, 1) whether the vendor is the primary obligor in the transaction,
2) whether the vendor assumes general inventory risk, and 3) whether the vendor has latitude for setting the pricing for the goods or services its sells to its customers. Absence of these indicators might indicate that revenue should be recorded on a "net" basis. However, these three indicators are not considered by the Task Force to be presumptive, and their absence would not necessarily require that revenue be recorded on a "net" basis. Instead, additional indicators and examples of their applications in specific transactional situations, prepared by the Task Force, should also be evaluated based on a facts and circumstances basis to determine the appropriate revenue presentation. The Consensus affirmed that the set of indicators set forth by the Task Force should be used to determine the appropriate revenue presentation.

  Currently, we report substantially all of our sales transactions under the "gross" method based on amounts billed to our customers as we take title and assume risk of loss for products we sell and assume the credit risk. If we were to have to change our revenue reporting to the "net" method, we would record revenue equal to net amounts earned under our sales transactions. We would have to apply the Consensus reached under Issue 99-19 no later than our fourth quarter of 2000. Upon application, prior period financial statements would be reclassified to conform to the Consensus. Application of Issue 99-19 would have no impact on previously reported gross profit, operating income (loss), or net income (loss), but could result in Rainmaker reporting lower revenues for all periods presented.

  We are currently reviewing the Consensus and related indicators and application examples to determine the impact (if any) the Consensus may have on the way we report our CRM services revenues.

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

   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We assume no obligation to update such forward-looking statements publicly for any reason even if new information becomes available in the future.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In recent actions, the SEC has further delayed the required implementation date which, for us, will be no later than the fourth quarter of 2000, retroactive to the beginning of the fiscal year. On October 13, 2000, the SEC issued additional implementation guidance in the form of "Frequently Asked Questions".

   Currently, revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the end user is received; the service contract or maintenance agreement is delivered; the collection of the receivable is considered probable; and no significant post-delivery obligations remain. Revenue from product sales is recognized at the time of shipment of the product directly to the customer. Revenue from services we perform is recognized as the services are delivered. We are currently in the process of reviewing the FAQ's and assessing the impact, if any, of SAB 101 on our financial statements. Our preliminary conclusion is that the implementation of SAB 101 will not have a material effect on the timing of when we recognize revenue.

   In related accounting standard setting activities, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF or Task Force) at its July 19-20, 2000 meeting reached a consensus opinion on Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (Issue 99-19 or the Consensus). This Issue interprets SAB 101 and addresses when a company should report revenue as the gross amount billed to a customer verses the net amount earned by the company in the transaction. At the EITF's May 2000 meeting, the Task Force reached a tentative conclusion that specific "indicators" should be used by companies to determine if it is more appropriate for them to record revenues on a "gross" versus a "net" basis. These "indicators" include, but are not limited to, 1) whether the vendor is the primary obligor in the transaction,
2) whether the vendor assumes general inventory risk, and 3) whether the vendor has latitude for setting the pricing for the goods or services its sells to its customers. Absence of these indicators might indicate that revenue should be recorded on a "net" basis. However, these three indicators are not considered by the Task Force to be presumptive, and their absence would not necessarily require that revenue be recorded on a "net" basis. Instead, additional indicators and examples of their applications in specific transactional situations, prepared by the Task Force, should also be evaluated based on a facts and circumstances basis to determine the appropriate revenue presentation. The Consensus affirmed that the set of indicators set forth by the Task Force should be used to determine the appropriate revenue presentation.

   Currently, we report substantially all of our sales transactions under the "gross" method based on amounts billed to our customers as we take title and assume risk of loss for products we sell and assume the credit risk. If we were to have to change our revenue reporting to the "net" method, we would record revenue equal to net amounts earned under our sales transactions. We would have to apply the Consensus reached under Issue 99-19 no later than our fourth quarter of 2000. Upon application, prior period financial statements would be reclassified to conform to the Consensus. Application of Issue 99-19 would have no impact on previously reported gross profit, operating income (loss), or net income (loss), but could result in us reporting lower revenues for all periods presented.

   We are currently reviewing the Consensus and related indicators and application examples to determine the impact (if any) the Consensus may have on the way we report our CRM services revenues.

Comparison of Three Months Ended September 30, 2000 and 1999

   CRM Services Revenue. Revenue from CRM services decreased 10.5% to $14.3 million for the three months ended September 30, 2000 from $15.9 million for the comparable period of 1999. Since July 1, 1999, seven new clients were signed which accounted for $4.8 million of revenue during the three months ended September 30, 2000. During the three months ended September 30, 2000, revenue from CRM services sold to customers of existing clients (clients for which we generated revenue during the three months ended September 30, 1999) decreased $6.5 million in the three months ended September 30, 2000 compared to the same period of the prior year. This decrease was primarily due to business factors confronting one of our largest clients, The Santa Cruz Operation, Inc. $1.9 million of the decrease is due to the termination of contracts with clients, including FTP Software, Inc. in the second quarter of 2000.

   CRM Services Gross Profit. Gross profit from CRM services decreased 11.6% to $4.0 million for the three months ended September 30, 2000, from $4.5 million for the comparable period in 1999. Gross margin from CRM services decreased to 28.1% in the most recent period compared to 28.5% during the comparable period of the prior year. The decrease is due primarily to the changing mix of new and existing clients with lower margins on sales of services to newer clients during the start-up phase.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 9.1% to $9.4 million for the three months ended September 30, 2000 from $8.6 million for the comparable period of 1999. As a percentage of total revenue, these expenses increased to 65.6% for the most recent period from 53.8% in the comparable period of the prior year. This increase was primarily attributable to the strategic decision to increase personnel (18 additional average number of personnel during the quarter ended September 30, 2000 compared to the comparable period of the prior year), and increase levels of investment in systems and infrastructure and product development all of which are designated to support recent and anticipated new client growth and new service offerings and deliver a more robust infrastructure to support that growth.

   During the second quarter of 2000, we recorded a restructuring charge of $0.9 million designed to accelerate a return to profitability. The program resulted in a reduction of 22 positions at all levels throughout Rainmaker in mid June. Prior to the restructuring, we incurred approximately $900,000 of salary and benefits related expense in the three months ended September 30, 2000 related to the eliminated positions that we did not incur in the three months ended September 30, 2000.

   Interest Income and Expense. We recorded $417,000 of net interest income in the three months ended September 30, 2000, as compared to $85,000 in the comparable period of 1999. The increase was primarily attributable to higher invested cash balances resulting from the sale of common stock in the initial public offering in November 1999 which resulted in Rainmaker receiving $40.6 million of net proceeds.

   Income Tax Expense (Benefit). Due to our overall loss position, a valuation allowance has been established in an amount equal to the expected benefit derived by applying the statutory rate to the net loss for the three months ended September 30, 2000. We recorded $90,000 of income tax benefit for the three months ended September 30, 1999, which is attributed to income taxes recoverable from prior periods.

Comparison of Nine Months Ended September 30, 2000 and 1999

   CRM Services Revenue. Revenue from CRM services increased 10.7% to $46.5 million for the nine months ended September 30, 2000 from $42.0 million for the comparable period of 1999. Since January 1, 1999, ten new clients were signed which accounted for $27.0 million of revenue during the nine months ended September 30, 2000. During the nine months ended September 30, 2000, revenue from CRM services sold to customers of existing clients (clients for which we generated revenue during the full nine months ended September 30, 1999) decreased $22.5 million in the nine months ended September 30, 2000 compared to the same period of the prior year. This decrease was primarily due to business factors confronting one of our largest clients, The Santa Cruz Operation, Inc. $5.5 million of the decrease is due to the termination of contracts with clients, including FTP Software, Inc. in the second quarter of 2000.

   CRM Services Gross Profit. Gross profit from CRM services decreased 1.6% to $12.9 million for the nine months ended September 30, 2000, from $13.1 million for the comparable period in 1999. Gross margin from CRM services decreased to 27.7% in the most recent period compared to 31.2% during the comparable period of the prior year. The decrease is due primarily to the changing mix of new and existing clients with lower margins on sales of services to newer clients during the start-up phase.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 56.7% to $29.2 million for the nine months ended September 30, 2000 from $18.7 million for the comparable period of 1999. As a percentage of total revenue, these expenses increased to 62.8% for the most recent period from 44.4% in the comparable period of the prior year. This increase was primarily attributable to the strategic decision to increase personnel (50 additional average number of personnel during the nine months ended September 30, 2000 compared to the comparable period of the prior year), and increase levels of investment in systems and infrastructure and product development all of which are designated to support recent and anticipated new client growth and new service offerings and deliver a more robust infrastructure to support that growth.

  Restructuring. During the second quarter of 2000, we recorded a restructuring charge of $0.9 million or $0.02 per share, in connection with a restructuring program, approved by the Board of Directors during the quarter, designed to accelerate a return to profitability. The program resulted in a reduction of 22 positions at all levels in Rainmaker. $0.7 million of the charge was related to cash severance payments. As of June 30, 2000, approximately $0.4 million remains to be paid. Management expects this amount to be paid by December 31, 2000. Prior to the restructuring, we incurred approximately $900,000 of salary and benefits related expense in the three months ended September 30, 2000 related to the eliminated positions that we did not incur in the three months ended September 30, 2000.

  Below is a table summarizing activity related to the restructuring charge (in 000's):

                                    Severance     Legal and
                                  and benefits      other         Total
                                  ------------      -----         -----
Q2 2000 Provision                      $ 743        $125          $ 868
     Cash payments                       (32)          -            (32)
                                       -----        ----          -----
Balance at June 30, 2000                 711         125            836
     Cash payments                      (292)        (22)          (314)
                                       -----        ----          -----
Balance at Sept 30, 2000               $ 419        $103          $ 522
                                       =====        ====          =====

  Interest Income and Expense. We recorded $1.4 million of net interest income in the nine months ended September 30, 2000, as compared to $0.4 million in the comparable period of 1999. The increase was primarily attributable to higher invested cash balances resulting from the sale of common stock in the initial public offering in November 1999 which resulted in Rainmaker receiving $40.6 million of net proceeds.

  Income Tax Expense (Benefit). Due to our overall loss position, a valuation allowance has been established in an amount equal to the expected benefit derived by applying the statutory rate to the net loss for the nine months ended September 30, 2000. We recorded $521,000 of income tax benefit for the nine months ended September 30, 1999, which is attributed to income taxes recoverable from prior periods.

Liquidity and Sources of Capital

  Historically, we have funded operations from operating cash flows and net cash proceeds from private placements of preferred stock, and in November 1999, the initial public offering of our common stock. Cash, cash equivalents and short-term investments were $27.8 million at September 30, 2000. Working capital at September 30, 2000 was $22.9 million.

  Cash used in operating activities during the nine months ended September 30, 2000 was $11.1 million compared to $1.9 million for the comparable period of the prior year. The change of $9.2 million was due primarily to the increase in net loss of $11.2 million. This is partially offset by the $2.2 million decrease in accounts receivable. Excluding restructuring related transactions, cash used by operations was approximately $9.4 million.

  Cash used in investing activities during the nine months ended September 30, 2000 was $2.3 million compared to $1.7 million for the comparable period of the prior year. $4.1 million of the change was due to increased capital expenditures in 2000. The capital expenditures consisted primarily of computers and software related to our new ERP system and other technology initiatives. This was partially offset by $3.8 million more sales of short term investments in the nine months ended September 30, 2000 compared to the comparable period of the prior year.

  Cash provided by financing activities during the nine months ended September 30, 2000 was $45,000 compared to $4.1 million for the comparable period of the prior year. In the nine months ended September 30, 1999, we sold $13.9 million of preferred stock and repurchased $9.7 million of common stock.

   We believe that our cash, cash equivalents and short-term investments at September 30, 2000 will be sufficient to meet our liquidity needs for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

We have incurred recent losses and expect to incur losses in the future.

     We entered into the CRM services business in January 1995. Although our CRM services revenues have grown in each year from 1995 though the third quarter of 2000, this rate of growth may not be sustainable. In addition, we incurred an operating loss of $17.2 million and a net loss of $15.8 for the nine months ended September 30, 2000 and an operating loss of $9.8 million and a net loss of $7.3 million for 1999. We expect to incur operating and net losses for at least the next twelve months as we continue to invest in building our business.

Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client could result in a substantial decrease in our revenue.

     We have generated a significant portion of our revenue from a limited numbers of clients. We currently have 14 clients. For the nine months ended September 30, 2000, sales to customers of Sybase, Inc., The Santa Cruz Operation, Inc. (SCO), Parametric Technology Corporation, and Novell, Inc. accounted for approximately 24%, 20%, 15%, and 12%, respectively of our CRM services revenue. In 1999, sales to customers of SCO and Sybase accounted for approximately 43%, and 18%, respectively, of our CRM services revenue. In 1998, sales to customers of SCO, FTP Software, Inc. (FTP) and Novell accounted for approximately 46%, 21% and 16%, respectively, of our CRM services revenue. In 1997, sales to customers of SCO, FTP, and Sun Microsystems, Inc. accounted for approximately 72%, 10% and 12%, respectively, of our CRM services revenue. We expect that a small number of clients will continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our principal clients could cause a significant decrease in our revenue.

     In addition, our software and other technology clients operate in industries that are consolidating, which may reduce the number of our existing and potential clients. For example, FTP was acquired by NetManage, Inc. in August 1998. Since that acquisition, our revenue from sales to customers of FTP has declined significantly and have declined to zero in the third quarter of 2000.

Our revenue will decline if demand for our clients' products and services decreases.

     Our business primarily consists of selling and marketing our clients' products and services to their existing customers. In addition, most of our revenue is based on a ''pay for performance'' model in which our compensation is based on the amount of our clients' products and services that we sell. Accordingly, if a particular client's products and services fail to appeal to its customers for reasons beyond our control, such as preference for a competing product or service, our revenue from that client's products and services may decline.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In recent actions, the SEC has further delayed the required implementation date which, for us, will be no later than the fourth quarter of 2000, retroactive to the beginning of the fiscal year. On October 13, 2000, the SEC issued additional implementation guidance in the form of "Frequently Asked Questions".

     Currently, revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the end user is received; the service contract or maintenance agreement is delivered; the collection of the receivable is considered probable; and no significant post-delivery obligations remain. Revenue from product sales is recognized at the time of shipment of the product directly to the customer. Revenue from services we perform is recognized as the services are delivered. We are currently in the process of reviewing the FAQ's and assessing the impact, if any, of SAB 101 on our financial statements. Our preliminary conclusion is that the implementation of SAB 101 will not have a material effect on the timing of when we recognize revenue.

     In related accounting standard setting activities, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF or Task Force) at its July 19-20, 2000 meeting reached a consensus opinion on Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (Issue 99-19 or the Consensus). This Issue interprets SAB 101 and addresses when a company should report revenue as the gross amount billed to a customer verses the net amount earned by the company in the transaction. At the EITF's May 2000 meeting, the Task Force reached a tentative conclusion that specific "indicators" should be used by companies to determine if it is more appropriate for them to record revenues on a "gross" versus a "net" basis. These "indicators" include, but are not limited to, 1) whether the vendor is the primary obligor in the transaction,
2) whether the vendor assumes general inventory risk, and 3) whether the vendor has latitude for setting the pricing for the goods or services its sells to its customers. Absence of these indicators might indicate that revenue should be recorded on a "net" basis. However, these three indicators are not considered by the Task Force to be presumptive, and their absence would not necessarily require that revenue be recorded on a "net" basis. Instead, additional indicators and examples of their applications in specific transactional situations, prepared by the Task Force, should also be evaluated based on a facts and circumstances basis to determine the appropriate revenue presentation. The Consensus affirmed that the set of indicators set forth by the Task Force should be used to determine the appropriate revenue presentation.

     Currently, we report substantially all of our sales transactions under the "gross" method based on amounts billed to our customers as we take title and assume risk of loss for products we sell and assume the credit risk.. If we were to have to change our revenue reporting to the "net" method, we would record revenue equal to net amounts earned under our sales transactions. We would have to apply the Consensus reached under Issue 99-19 no later than our fourth quarter of 2000. Upon application, prior period financial statements would be reclassified to conform to the Consensus. Application of Issue 99-19 would have no impact on previously reported gross profit, operating income (loss), or net income (loss), but could result in Rainmaker reporting lower revenues for all periods presented.

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

The growth in demand for outsourced sales and marketing services is highly uncertain.

     Demand and acceptance of our sales and marketing services is dependent upon companies being willing to outsource these processes. It is possible that these solutions may never achieve broad market acceptance. If the market for our services does not grow or grows more slowly than we currently anticipate, our business, financial condition and operating results may be materially adversely affected.

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

Our directors and their affiliates own a large percentage of our stock and can significantly influence all matters requiring stockholder approval.

     Our directors and entities affiliated with them together control approximately 48% of our outstanding shares (based on the number of shares outstanding as of September 30, 2000). As a result, any significant combination of those stockholders, acting together, will have the ability to control all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Rainmaker, which, in turn, could depress the market price of our common stock.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We currently do not and do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We plan to mitigate default risk by investing in low-risk securities. If market interest rates were to increase immediately and uniformly by 10% from the levels as of September 30, 2000, the decline of the fair market value of our fixed income portfolio would not be material.

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

     The shares were sold at a price per share of $8.00. The aggregate offering price of the shares offered by Rainmaker was $46,000,000, less underwriting discounts and commissions of $3,220,000 and expenses of approximately $2,207,000. Approximately $11.1 million of the proceeds has been used for operating activities through September 30, 2000 and $5.7 million of the proceeds have been used for capital expenditures. The balance of such proceeds are to be used for general corporate purposes to support business expansion including new client acquisition, expansion into international markets, the development of new services and additional capital expenditures. In addition, we may use a portion of the net proceeds to acquire complementary products, technologies or businesses; however, we currently have no commitments or agreements and are not involved in any negotiations to do so. None of the net proceeds of the offering were paid directly or indirectly to any director, officer, general partner or Rainmaker or their associates, persons owning 10 percent or more of any class of equity securities of Rainmaker, or an affiliate of Rainmaker.

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

                                           RAINMAKER SYSTEMS, INC.

Dated: October 31, 2000                    By: /s/ MICHAEL SILTON
                                               ------------------
                                           Michael Silton,
                                           Chairman of the Board, President and
                                           Chief Executive Officer

                                           By: /s/ MARTIN HERNANDEZ
                                               --------------------
                                           Martin Hernandez,
                                           Secretary, Chief Operating Officer
                                           and Acting Chief Financial Officer