Form 10-K
period 2000-12-31
RAINMAKER SYSTEMS INC
filed 2001-03-29
CIK 1094007

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                  TO

                      COMMISSION FILE NUMBER 000-

                               ----------------

                            RAINMAKER SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                                       33-0442860
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                    Identification Number)
            1800 Green Hills Road
          Scotts Valley, California                                95066
  (address of principal executive offices)                       (zip code)

      Registrant's telephone number, including area code: (831) 430-3800

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                Common Stock, $0.001 par value (Title of Class)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of Common Stock held by non-affiliates of the registrant as of February 28, 2001, was $44,398,517 based upon the last sales price reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

   At February 28, 2001, registrant had outstanding 38,044,716 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement to be filed by Registrant with the Securities and Exchange Commission within 120 days of Registrant's fiscal year ended December 31, 2000 are incorporated by reference in Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

                            RAINMAKER SYSTEMS, INC.

                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I.

 Item 1.   Business.....................................................     4

 Item 2.   Properties...................................................    10

 Item 3.   Legal proceedings............................................    10

 Item 4.   Submission of matters to a vote of security holders..........    10

 PART II.

 Item 5.   Market for the registrant's common equity and related
           stockholder matters..........................................    11

 Item 6.   Selected financial data......................................    13

 Item 7.   Management's discussion and analysis of financial condition
           and results of operations....................................    14

 Item 7A.  Qualitative and quantitative disclosures about market risk...    26

 Item 8.   Financial statements and supplementary data..................    27

 Item 9.   Changes and disagreements with accountants on accounting and
           financial disclosure.........................................    27

 PART III.

 Item 10.  Directors and executive officers of the registrant...........    28

 Item 11.  Executive compensation.......................................    28

 Item 12.  Security ownership of certain beneficial owners and
           management...................................................    28

 Item 13.  Certain relationships and related transactions...............    28

 PART IV.

 Item 14.  Exhibits, financial statements schedules, and reports on Form
           8-K..........................................................    29

           Signatures...................................................    50

                                    PART I

ITEM 1. BUSINESS

Introduction

   Rainmaker Systems, Inc. ("Rainmaker") is a leading outsource provider of Internet-enabled sales and marketing services. We deliver targeted programs to maximize revenue per customer and strengthen customer loyalty. Our Contract Renewals PlusSM and Education Sales PlusSM services optimize the sales and management of support contracts, software subscriptions and training offerings. By integrating technology, processes and people, Rainmaker provides a transparent customer relationship infrastructure for its clients.

   On January 8, 1991, Rainmaker filed its initial Articles of Incorporation with the California Secretary of State. On October 29, 1999, we reincorporated in the State of Delaware.

Industry Background

   Businesses are recognizing the value of improving their customer relationships to increase revenue and customer loyalty. For technology companies, this revenue and loyalty is often the result of customers purchasing support contracts, software subscriptions and training. The contracts and training are a source of revenue for technology companies, and customers who take advantage of training and support are more loyal customers since they get the most from their products. According to industry analysts, within the United States, the market for hardware and software support and training are expected to grow significantly. Dataquest estimates that the software support and maintenance market in the US will grow from $25 billion in 2000 to $42 billion in 2003. IDC forecasts that in the US, approximately $15 billion will be spent on hardware support and installation services per year through 2003. In addition, IDC estimates that information technology education and training revenue in the US will increase from $11 billion in 2000 to $17 billion in 2004.

   As technology companies evaluate the resources needed to deploy sales and marketing programs for support contracts and training, they find a significant commitment is required for technology, building expertise and staffing. They must also decide what level of internal resource to devote to building existing customers relationships and the level to commit to other corporate priorities such as acquiring new customers and developing new products.

   According to Dun and Bradstreet, companies faced with this type of resource dilemma are finding it advantageous to focus on their core strengths and to outsource their non-core functions to others with expertise in those specific areas. Recently, outsourcing has moved from traditional functions such as manufacturing and facilities management to critical areas such as customer service. According to IDC, US revenues from outsourced customer relationship management services will grow from $15 billion in 2000 to $38 billion in 2004; this amounts to a compounded annual growth rate of approximately 26%.

The Rainmaker Solution

   We specialize in Internet-enabled sales and marketing services on an outsourced basis for technology companies. In addition to sales and marketing, our services also include back office support for all the financial, fulfillment and IT related functions. Our services to our technology clients are designed to increase the revenue from their support contracts, software subscriptions and training, and to enhance their customer relationships. By selecting Rainmaker to focus on this aspect of their business, clients are able to focus their attention on other business priorities.

   We identify and profile our clients' customers, establish quality interactions with them, and increase selling opportunities through all stages of the customer life cycle. Our services incorporate the following distinguishing characteristics:

  . Combination of Technology, Process and People. We offer our clients comprehensive services that combine technology infrastructure with established processes and a dedicated staff to establish frequent personalized contact with our clients' installed customer bases. We act as a transparent extension of our clients' sales and marketing organization by designing targeted direct marketing programs using coordinated Web, e-mail, direct mail, fax and telephone campaigns. Our processes are designed to successfully market support contracts, software subscriptions, and training services throughout all points of the customer life cycle.

  . Database Expertise. We use our proprietary database expertise to combine clients' disparate databases into an integrated view of their contract and training customers. Once this singular view is developed, we thoroughly analyze the characteristics of the customer base and identify the best approach to segmenting and stratifying the database for effective marketing programs. We continue to enhance the customer data with information we uncover through profiling and regular contact. This enhanced customer information increases our ability to refine the targeting of our sales and marketing services. We also feed this enhanced data back to our clients so they have the benefit of a richer customer profile.

  . Expertise in Technology Markets. Our understanding of technology customer buying behavior and industry-specific marketing strategies is built upon years of experience and millions of customer contacts. This focus on technology benefits our hardware and software clients through reduced program implementation times and the sharing of best practices from our collective experience.

  . Pay-for-Performance Contracts. We provide our services primarily under pay-for-performance arrangements in which our revenue is based on our ability to sell our clients' products and services to their customers. Clients can also purchase complementary services, such as additional data base management and supplementary marketing programs, on a fee basis. We believe that this business model aligns our activities with the goals of our clients. Under our pay-for-performance model, our programs are designed to develop stronger relationships with our clients' customers, which lead to a better understanding of a customer's needs and increase our ability to maximize revenue per customer.

The Rainmaker Strategy

   Our objective is to strengthen our leadership position in providing outsourced sales and marketing services to technology companies. The following are the key elements of our strategy:

  . Sign New Clients. We will continue to emphasize our hardware and software industry focus while seeking to expand the scope of this expertise. Over the past year we have refined our targeting for new clients to include a rigorous analysis of the prospect's business opportunities and challenges. Since our sales process now begins with significant discovery and collaboration with prospects, we are able to quickly tell which prospects warrant formal data analysis and can develop a proposal that specifically addresses their needs. We believe that our expertise in providing services to the installed customer base of our existing clients enhances our ability to help new clients use our services to gain competitive advantages. Our focus enables us to employ industry experts, pursue targeted sales and marketing campaigns, develop effective marketing and customer retention programs and capitalize on referrals from existing clients.

  . Further Penetrate Our Existing Client Base. We intend to use our experience to increase the amount, scope and sophistication of services provided to existing clients, many of whom currently use only a portion of our services.

  . Grow Our Revenue from Education Sales. Our revenues from sales of our clients' education offerings grew from $300,000 in 1999 to $10.4 million in 2000. For 2000, this represented 18% of total revenue. For 1999, education sales represented less than 1% of total revenue. We believe that major technology companies are looking for ways to improve the attendance at their instructor-led classes and to increase utilization of their web-based training. We intend to grow revenue from education sales by demonstrating the value of our specialized knowledge and expert systems to these companies and identifying that outsourcing to Rainmaker is a solid approach for achieving their goals.

  . Improve Productivity. We will continue to identify ways to streamline our processes and deploy technology to increase the productivity of our staff and to deliver our services more efficiently. One measure of this improved productivity is gross profit per average customer telesales representative, which increased from $65,000 in the first quarter of 2000 to $78,000 in fourth quarter of 2000.

Services

   Our services combine a technology infrastructure, established processes, and highly trained, customer-oriented personnel to deliver a comprehensive solution that is designed to derive increased revenue from our clients' customer bases. Our services are designed to effectively profile a client's customer base and then market service and support contracts, software subscriptions, and training services. We implement these services using a variety of proprietary systems and communication channels, including Web site and e-mail interaction, fax, personal assistance and direct mail. The objective of our services is to foster deeper, richer customer relationships that strengthen customer loyalty to our clients. We believe that the more information we obtain concerning a customer, the more likely that we will be able to market additional services that meet the needs of the customer. Rainmaker's primary service offerings are Contract Renewals Plus and Education Sales Plus. During 2000, Contract Renewals Plus generated 54% of Rainmaker's total revenue; Education Sales Plus generated 18% of Rainmaker's total revenue.

   Contract Renewals Plus ("CRP"), Rainmaker's sales and marketing services for time-based contracts, is designed to provide the programs and expertise organizations need to drive revenue and maintain a competitive advantage. In selecting Rainmaker's proven, best-practice programs for service and support contracts and subscriptions, organizations can focus their time and resources on other business priorities knowing that their contract renewals are in expert hands.

   Within CRP, there are three specialized sales and marketing services:
Renewal, Attach, and Rescue. The Renewal service is designed to maximize the number of customers who renew their contracts and ensure customers purchase the most appropriate level of contract. The Attach service encourages new product purchasers to also purchase a support contract or software subscription. The Rescue service reaches out to existing customers who are not on a contract to help them understand a contract's value and to get them to purchase.

   Education Sales Plus ("ESP"), Rainmaker's sales and marketing services for training offerings, such as instructor-led and web-based training, provides innovative programs that build customer loyalty, drive demand and close sales. Clients provide their course catalog and customer list, and Rainmaker does the rest to drive attendance and increase revenues.

   Within ESP, there are three services geared to increase education revenue for clients. The Continuing Education service targets current education customers to continue to purchase additional training classes. The Attach service is geared to sell education offerings to new customers as a companion to their product purchase. The Rescue service encourages long-standing customers who have not purchased training to take advantage of training options.

   Within both CRP and ESP, Rainmaker generates additional sales and cultivates closer customer relationships through innovative sales and marketing programs that include:

  . Web Site and E-mail Interaction. Rainmaker's client-branded web sites and e-mail interaction allow customers to obtain key information and purchase online. Rainmaker develops a Web presence managed and operated by Rainmaker that reflects the look and feel of our clients' corporate branding. E-mail campaigns include links to personalized Web pages, and alert customers of product enhancements, new courses and schedule changes, special promotions or upcoming renewal dates.

  . Fax and Direct Mail Marketing. In addition to web and e-mail, Rainmaker uses compelling marketing programs, including traditional mail and fax campaigns. These campaigns alert customers to service and course enhancements, special promotions and renewal opportunities.

  . Personal Assistance and Telesales. Rainmaker is expert at creating sophisticated outbound calling programs. We also provide sales assistance to customers who e-mail, call or fax in response to marketing campaigns. Our client teams are extensively trained to answer questions, provide detailed product information, pursue up-sell and cross-sell opportunities and close orders.

   As part of CRP and ESP, Rainmaker also offers back office services to handle the financial aspects of the sale such as invoicing and payment processing, and physical and electronic fulfillment.

   While not part of Rainmaker's core CRP and ESP services, Rainmaker also sells and markets upgrades and new software licenses for some clients. Our sales and marketing services for these products are delivered via the web, e-mail, fax, direct mail and telesales and are supported by our full back office services.

Our Clients

   Our clients consist of hardware and software companies with significant installed customer bases and products that benefit from focused sales and marketing programs for support contracts, software subscriptions, or training. Our clients as of December 31, 2000 are listed below:

      Client Name                                                  Client Since
      -----------                                                  ------------
      The Santa Cruz Operation, Inc. ............................ January 1995
      Sun Microsystems, Inc. .................................... March 1997
      Network Computing Devices, Inc. ........................... May 1997
      Novell, Inc. .............................................. April 1998
      Sybase, Inc. .............................................. March 1999
      Lotus Development Corporation, a subsidiary of IBM ........ May 1999
      PumaTech, Inc. ............................................ July 1999
      Parametric Technology Corporation ......................... October 1999
      Motorola, Inc. ............................................ August 2000
      Hewlett Packard Company ................................... September 2000
      3Com Corporation .......................................... October 2000

Sales and Marketing

   We market our services to hardware, software and other technology companies through a direct sales force. Our direct sales professionals typically have significant technology sales experience. As of December 31, 2000, we had 15 sales and marketing professionals who were responsible for developing new clients as well as new opportunities with existing clients. We have significantly expanded our direct sales force in the past year and intend to continue this expansion to broaden our sales and marketing efforts.

   In selling and marketing our clients' products and services to their customers, as of December 31, 2000, we had 69 trained telesales personnel who proactively work with customers to understand their business issues, identify solutions and close sales for our clients. Marketing programs, including web, e-mail, direct mail and fax, are designed to address key needs and buying cycles and drive demand.

Service and Technology Development

   We set a high priority on developing new service offerings and providing continued enhancements of existing features and functionality for our clients and their installed customer bases and also to drive improved productivity for our operational groups. Our goal is to continue extending our current capabilities for contract renewals and education sales. Service development cycles begin when an individual or team receives or conceives an idea through interaction with prospective or existing clients, customers and existing systems or processes. The product management team filters and prioritizes these ideas, working closely with executive management, business operations teams and the technology development group.

   After new offerings or enhancements to existing offerings are approved and product requirements are specified, projects are assigned to teams comprised of experienced business and technical professionals for prototyping and development. These teams, led by product or project managers, are responsible for developing the design, coding, production, documentation and testing of new offerings. In addition, the teams establish pricing strategies, business process changes, marketing materials, training and rollout plans. Upon completion of testing, services are rolled out initially to one client or a select customer segment.

Competition

   The market for solutions to drive revenue from installed base customers and build relationships with those customers is intensely competitive and subject to rapid change. While we participate in a rapidly changing and intensely competitive market, we believe that no single competitor has amassed the full complement of integrated services for our targeted markets. In addition to the competitors listed below, we face competition from internal departments of current and potential clients. Our competitors have a variety of strategic business and pricing models including:

  . Custom-built and Tailored Point Solutions. Comprehensive system integrators, such as Accenture (formerly Andersen Consulting) and Sapient Corporation, implement either in-house systems, incorporating point solutions from companies such as E.piphany, Inc., Kana
     Communications, Inc., Oracle Corporation, Saba Software, Inc. and Siebel Systems, Inc., or custom built solutions tailored to a customer's needs.

  . E-commerce Solutions Providers. E-commerce solutions providers, including Breakaway Solutions, Inc., Razorfish Inc., Sapient Corporation, Scient Corporation, and Viant Corporation, design and implement customized e-commerce Web sites, addressing customer segmentation, online customer behavior, the design and creation of positive user experiences, customer information capture and analyses, and effective online customer service.

  . Outsource Providers of Various Types of Customer Interaction. A variety of businesses offer different components of customer interaction management including: data and Web-hosting services from Exodus Communications, Inc. and USinternetworking, Inc; one-stop Web transaction and fulfillment solutions from CyberSource Corporation, Digital River, Inc., and Intraware, Inc.; telesales, marketing campaign management and fulfillment services from APAC Customer Services, Inc., Convergys Corporation, Digital Impact, Inc. Harte-Hanks, Inc., Modus Media International, Inc. and Sitel Corporation.

   The principal competitive factors affecting our market include the return on investment from the implementation of the service and the breadth, performance, scalability and reliability of the service once implemented. Although we believe that our pay-for-performance model, ease of integration and comprehensive service offering currently competes favorably with respect to these factors, our market is relatively new and evolving rapidly.

Intellectual Property and Proprietary Rights

   We protect our intellectual property through a combination of trademark, service mark, trade name and copyright protection, trade secret protection and confidentiality agreements with our employees and independent contractors, and have procedures to control access to and distribution of our technology, documentation and other proprietary information and the proprietary information of our clients. Effective trade name, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services and products are made available on-line. The steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trade names, trademarks, service marks and similar proprietary rights. In addition, other parties may assert claims of infringement of intellectual property or other proprietary rights against us. The legal status of many aspects of intellectual property on the Internet is currently uncertain. We have applied for registration of the service mark "Rainmaker Systems," "Contract Renewals Plus," and "Education Sales Plus" in the United States and certain foreign countries.

Government Regulation

   We are subject, both directly and indirectly, to various laws and governmental regulations relating to our business. In addition, laws with respect to online commerce may cover issues such as pricing, distribution and characteristics and quality of products and services. Laws affecting the Internet may also cover content, copyrights, libel, and personal privacy. Any new legislation or regulation or the application of existing laws and regulations to the Internet could have a material adverse effect on our business.

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

Employees

   As of December 31, 2000, we employed 191 persons. Our 104 service delivery personnel are responsible for promoting and selling our clients' products and building relationships with our clients' customers. Our 15 sales and marketing employees are responsible for promoting our services to new and existing clients. We also have 28 product development and information technology personnel who develop the computer, Internet, Web and telecommunications infrastructure that provides the foundation for our service offerings. Our remaining 44 employees are in general administration and finance. None of our employees is represented by a labor union or is subject to a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationships with our employees to be good.

Financial Information About Geographic Areas

   Rainmaker primarily operates in one geographical segment, North America. Substantially all of our sales are made to customers in the United States of America. See "Segment Reporting" in Note 1 to the Notes to Financial Statements.

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

   Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

   Rainmaker's common stock is traded on the Nasdaq National Market under the symbol RMKR. The following table lists the high and low closing prices for Rainmaker's common stock as reported on Nasdaq.

                                                                   High   Low
                                                                  ------ ------
     2000:
       First quarter............................................. $19.38 $ 8.00
       Second quarter............................................ $ 7.63 $ 2.25
       Third quarter............................................. $ 3.06 $ 1.56
       Fourth quarter............................................ $ 2.47 $ 0.78

     1999:
       Fourth quarter (from November 17, 1999)................... $27.25 $16.00

   As of February 28, 2001, we had approximately 200 common stockholders of record. On February 28, 2001, the last reported sale price of the Rainmaker's common stock on the Nasdaq National Market was $1.88 per share.

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

   On February 12, 1999, we issued 5,717,470 shares of Series D preferred stock to The Santa Cruz Operation, Inc. ("SCO") in exchange for all of the securities previously held by SCO, including a convertible debenture in the principal amount of $995,529, warrants to purchase 2,844,370 shares of common stock and Series A preferred stock convertible into 2,873,100 shares of common stock.

   Between January 1, 1996 and November 17, 1999, we granted options to purchase an aggregate of 5,655,936 shares of common stock to our directors, executive officers, employees and consultants at exercise prices of $0.06 to $21.13 per share. Between January 1, 1996 and November 17, 1999, options to purchase 1,417,419 shares at a weighted exercise price of $0.31 per share had been exercised.

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

   In connection with the reincorporation of Rainmaker from California to Delaware in October 1999, the surviving Delaware corporation issued 17,965,016 shares of its common stock and 334,889, 8,536,585 and 4,286,186 shares of its Series B, C, and D preferred stock, respectively, in exchange for the issued and outstanding shares of capital stock of the predecessor corporation. In addition, in connection with such reincorporation, all options to purchase shares of common stock of the predecessor corporation were converted into options to purchase common stock of the surviving Delaware corporation, and all warrants to purchase Series B preferred stock of the predecessor corporation were converted into warrants to purchase Series B preferred stock of the surviving Delaware corporation.

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

Use of Proceeds From Sales of Registered Securities

   On November 17, 1999, Rainmaker completed an initial public offering of its common stock. The managing underwriters in the offering were Donaldson, Lufkin & Jenrette and Thomas Weisel Partners LLC (the "Underwriters"). The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-86445) that was declared effective by the SEC on November 17, 1999.

   The Offering was completed on November 17, 1999 after all 5,750,000 shares sold, all of which were sold by Rainmaker (including 750,000 shares sold pursuant to the exercise of the Underwriter's over-allotment option). The purchase price was $8.00 per share. The aggregate price of the offering amount registered was $46,000,000.

   In connection with the offering, we paid $3,220,000 in underwriting discounts and commissions to the Underwriters and other related expenses of $2,207,000. Approximately $13.2 million of the proceeds have been used for operating activities and $7.2 million of the proceeds have been used for capital expenditures from January 1, 2000 through December 31, 2000. Approximately $2.0 million of the proceeds were used for operating activities and $220,000 of the proceeds were used for capital expenditures during 1999 after the initial offering. The balance of such proceeds is to be used for general corporate purposes to support business expansion including new client acquisition, capital expenditures, development of new services and possible expansion into international markets. In addition, we may use a portion of the net proceeds to acquire complementary products, technologies or businesses; however, we currently have no commitments or agreements and are not involved in any negotiations to do so. None of Rainmaker's net proceeds of the offering were paid directly or indirectly to any director, officer, or their associates, persons owning 10% or more of any class of equity securities of Rainmaker, or an affiliate of Rainmaker.

ITEM 6. SELECTED FINANCIAL DATA

                                           Years Ended December 31,
                                   ---------------------------------------------
                                     2000      1999     1998     1997     1996
                                   --------  --------  -------  -------  -------
                                     (in thousands, except per share data)
Statement of Operations Data:
Revenue:
  CRM services...................  $ 59,371  $ 60,665  $44,212  $22,515  $12,384
  Catalog/distributor(1).........       --        --     6,165   16,985   14,551
                                   --------  --------  -------  -------  -------
   Total revenue.................    59,371    60,665   50,377   39,500   26,935
Cost of revenue:
  CRM services...................    42,508    41,539   30,196   14,810    7,929
  Catalog/distributor(1).........       --        --     5,135   13,575   11,370
                                   --------  --------  -------  -------  -------
   Total cost of revenue.........    42,508    41,539   35,331   28,385   19,299
Gross profit:
  CRM services...................    16,863    19,126   14,016    7,705    4,455
  Catalog/distributor(1).........       --        --     1,030    3,410    3,181
                                   --------  --------  -------  -------  -------
   Total gross profit............    16,863    19,126   15,046   11,115    7,636
Selling, general and
 administrative expenses.........    38,150    28,939   13,457    9,828    6,954
Restructuring charge.............       675       --       --       --       --
                                   --------  --------  -------  -------  -------
Operating income (loss)..........   (21,962)   (9,813)   1,589    1,287      682
  Interest income (expense),
   net...........................     1,756       774      138      (66)     (35)
  Gain from sale of
   catalog/distributor(1)........        50        80    2,525      --       --
                                   --------  --------  -------  -------  -------
Income (loss) before income
 taxes...........................   (20,156)   (8,959)   4,252    1,221      647
Income tax expense (benefit).....       --     (1,650)   1,702      450      216
                                   --------  --------  -------  -------  -------
Net income (loss)................   (20,156)   (7,309)   2,550      771      431
Preferred A dividends............       --        --       (36)     --       --
Preferred C and D cumulative
 dividends.......................       --     (1,265)     --       --       --
Excess of redemption of preferred
 stock over stated value.........       --     (1,941)     --       --       --
                                   --------  --------  -------  -------  -------
Income (loss) available to common
 stockholders....................  $(20,156) $(10,515) $ 2,514  $   771  $   431
                                   ========  ========  =======  =======  =======
Net income (loss) per share(2):
  Basic..........................  $  (0.52) $  (0.49) $  0.12  $  0.04  $  0.02
                                   ========  ========  =======  =======  =======
  Diluted........................  $  (0.52) $  (0.49) $  0.09  $  0.03  $  0.02
                                   ========  ========  =======  =======  =======
Number of shares used in per
 share calculations(2):
  Basic..........................    38,798    21,300   21,004   21,019   21,009
                                   ========  ========  =======  =======  =======
  Diluted........................    38,798    21,300   30,356   29,943   29,600
                                   ========  ========  =======  =======  =======

                                              As of December 31,
                                   ---------------------------------------------
                                     2000      1999     1998     1997     1996
                                   --------  --------  -------  -------  -------
Balance Sheet Data:
Cash, cash equivalents and short-
 term investments................  $ 22,879  $ 43,885  $ 4,608  $   269  $ 1,259
Working capital..................    17,546    43,759    5,123    1,307    1,257
Total assets.....................    42,222    57,867   17,209   11,912    8,233
Long-term debt and capital lease
 obligations, less current
 portion.........................     1,041     1,090    1,438    1,278    1,065
Redeemable preferred stock.......       --        --       977      977      977
Total stockholders' equity.......    25,283    45,208    4,500    1,852    1,078

--------
(1) Effective May 15, 1998, we sold our catalog and distributor businesses. The results of operations for our catalog and distributor businesses are included in our financial statements through May 15, 1998.

(2) See Note 2 of the Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of financial condition and results of operations of Rainmaker Systems, Inc. ("Rainmaker") should be read in conjunction with "Selected Financial Data" and Rainmaker's financial statements and the related notes thereto. This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results including those set forth in "Risk Factors" and elsewhere in this prospectus.

Overview

   Rainmaker Systems, Inc. ("Rainmaker") is a leading outsource provider of Internet-enabled sales and marketing services. Rainmaker delivers targeted programs to maximize revenue per customer and strengthen customer loyalty. Our Contract Renewals Plus(SM) and Education Sales Plus(SM) services optimize the sales and management of support contracts, software subscriptions and training offerings. By integrating technology, processes and people, Rainmaker provides a transparent customer relationship infrastructure for its clients.

   Rainmaker was founded in 1991 as UniDirect Corporation, a catalog/distributor of business software. We distributed UNIX, NT and Web Server software products manufactured primarily by The Santa Cruz Operation, Inc. ("SCO"), Microsoft Corporation, Corel Corporation, V-Systems Inc. and SunSoft, Inc. Our customers consisted of end users, resellers and distributors. In January 1995, we entered the customer relationship management ("CRM") services business and signed our first CRM services contract. In 1997, we decided to focus exclusively on CRM services and added three new CRM services clients that year. In May 1998, we sold certain assets related to our catalog/distributor businesses for approximately $5.2 million in total consideration. The assets sold included approximately $450,000 of inventory, approximately $750,000 of computer software as well as intangible assets including the domain names and logos. The buyer also assumed approximately $600,000 of accounts payable related to these businesses, which is included as part of total consideration. We received $2.9 million in cash on the closing date and a note for $1.7 million, of which $900,000 was paid in May 1999. The remaining $800,000 balance was paid in May 2000.

   In 1998, we recorded a gain related to the sale of these businesses of approximately $2.6 million. This gain consisted of the $5.2 million of consideration less assets sold of approximately $1.2 million, compensation and severance amounts paid to former employees of these businesses of approximately $700,000, $350,000 of catalog/distributor businesses assets disposed of because they were no longer used by us and $350,000 of direct transaction costs including banking, legal and accounting fees. In 1999 and 2000, we recorded additional gains of approximately $80,000 and $50,000, respectively, based on receipt of remaining sales proceeds paid to us.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 was required to be adopted by Rainmaker in the fourth quarter of 2000 with retroactive adoption as of January 1, 2000. We believe our revenue recognition policies conform to the requirements of SAB 101 and, therefore, our adoption did not have a material impact on our revenue or results of operations in 2000.

   Concurrent with the adoption of SAB 101, Rainmaker also adopted the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"). EITF 99-19 interprets SAB 101 and addresses when a company should report revenue as the gross amount billed to a customer versus the net amount earned by the company in the transaction. Specific "indicators" should be used by companies to determine if it is more appropriate for them to record revenues on a "gross" versus a "net" basis. These "indicators" include, but are not limited to, 1) whether the vendor is the primary obligor in the transaction, 2) whether the vendor assumes general inventory risk, and 3) whether the vendor has latitude for setting the pricing for the goods or services its sells to its customers. Absence of these indicators might indicate that revenue should be recorded on a "net" basis. Substantially all of our sales transactions are reported under the "gross" method based on amounts billed to our customers as we take title and assume risk of loss for products sold and assume the full credit risk and establish pricing for the products and services we sell. However, we also sell products and services on behalf of customers of our clients whereby, based on the evaluation of the same indicators, we record revenue net equal to the amount earned in the transaction. Our current revenue reporting practices are consistent with the revenue reporting criteria established in EITF 99-19. The adoption of EITF 99-19 did not have a material impact on our reported revenues.

   Our CRM services revenue consists of sales of our clients' software subscriptions, support and service contracts, training services, licenses and upgrades to our clients' installed customer base. Substantially all of our sales transactions are reported under the "gross" method, which is based on the total purchase price billed by us to customers for our clients' products and services. Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the end user is received; the service contract or maintenance agreement is delivered; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain. Revenue from product sales is recognized at the time of shipment of the product directly to the customer. Revenue from services we perform is recognized as the services are delivered. Revenue from sales of new clients' products and services typically increases over several quarters before reaching a more moderate level of growth. However, revenue growth can be affected by many factors including customer contract renewal history, customer product satisfaction and competitive pricing.

   Cost of revenue includes payments for our clients' products and services based on the specific pricing terms of each contract and costs associated with fee-based revenues. Costs associated with fee-based revenues consist primarily of salaries and other personnel-related expenses. The costs of these products and services can be higher during the start up phase of our relationship with a client until higher purchase discounts are achieved from increased sales volume. As a result, the gross margins earned on sales during the start up phase can be lower, which can reduce our overall margins. This impact on overall margins may be significant depending on the number of new clients in any period. Once we integrate a client's customer database and begin to meet targeted sales volumes, our gross margins from that client can improve.

   Selling, general and administrative expenses primarily include costs associated with the marketing and selling of our clients' products and services, including client integration costs, salaries of marketing and sales personnel, technology systems and communications costs, product and service development and administrative overhead.

   Interest income (expense), net, reflects income received on cash, cash equivalents and short-term investments and interest expense on leases to secure equipment and software.

   Although our operating income and net income have grown in each year from 1994 to 1998, we incurred an operating loss and net loss for 1999 and 2000. During 1999 and 2000, we incurred increasing operating and net losses as we increased our operating expenses to build our CRM services business. New clients require significant up-front investments including the costs to hire additional staff and create the necessary infrastructure to deliver our services. These costs are typically incurred some time before significant revenue is generated. In late 2000, we repackaged our service offering to include fee-based pricing. We now charge for many of these costs; however, these costs could have an adverse effect on our future financial condition and operating results, depending on market acceptance of new service combinations and pricing options.

Results of Operations

   The following table presents, for the periods given, selected financial data as a percentage of our revenue.

                                                Years Ended December 31,
                                               ------------------------------
                                                 2000       1999       1998
                                               --------   --------   --------
   Revenue:
     CRM services.............................    100.0 %    100.0 %     87.8%
     Catalog/distributor......................      --         --        12.2
                                               --------   --------   --------
       Total revenue..........................    100.0      100.0      100.0
   Cost of revenue:
     CRM services.............................     71.6       68.5       68.3
     Catalog/distributor......................      --         --        83.3
                                               --------   --------   --------
       Total cost of revenue..................     71.6       68.5       70.1
   Gross profit:
     CRM services.............................     28.4       31.5       31.7
     Catalog/distributor......................      --         --        16.7
                                               --------   --------   --------
       Total gross profit.....................     28.4       31.5       29.9
   Selling, general and administrative
    expenses..................................     64.3       47.7       26.8
   Restructuring charge.......................      1.1        --         --
                                               --------   --------   --------
   Operating income (loss)....................    (37.0)     (16.2)       3.1
     Interest income (expense), net...........      3.0        1.3        0.3
     Gain from sale of catalog/distributor....      0.1        0.1        5.0
                                               --------   --------   --------
   Income (loss) before income taxes..........    (33.9)     (14.8)       8.4
     Income tax expense (benefit).............      --        (2.8)       3.3
                                               --------   --------   --------
   Net income (loss)..........................    (33.9)%    (12.0)%      5.1%
                                               ========   ========   ========

Comparison of Years Ended December 31, 2000 and 1999

   CRM Services Revenue. Revenue from CRM services decreased 2.1% to $59.4 million for 2000 from $60.7 million for 1999. This decrease is primarily due to a decline in business from our largest client and to clients who we discontinued provided services to in 2000. In late 2000, we decided to focus our resources on clients with which we can maintain profitable business relationships. Since January 1, 2000, six new clients were signed which accounted for $1.6 million of revenue during 2000. This compares to seven new clients which were signed in 1999 and accounted for $14.4 million of revenue during that year. During 2000, revenue from CRM services sold to customers of existing clients (clients for which we generated revenue during 1999) decreased a net amount of $2.9 million. Revenue from our largest client decreased $14.9 million from 1999 to 2000. One client signed in the fourth quarter of 1999 generated $137,000 in revenue during 1999 and $9.8 million during 2000 and is not included in the $1.6 million of revenue noted above for clients signed since January 1, 2000.

   CRM Services Gross Profit. Gross profit from CRM services decreased 11.8% to $16.9 million for 2000, from $19.1 million for 1999. Gross margin from CRM services decreased to 28.4% in 2000 compared to 31.5% during 1999. The decrease in gross margin is due primarily to a change in service and product mix and a change in the mix of new and existing clients with lower margins on sales of services. Gross margin in the third and fourth quarters of 2000 was 28.1% and 31.0%, respectively.

   Selling, General and Administrative Expenses. Excluding restructuring charges, selling, general and administrative expenses increased 31.8% to $38.2 million for 2000 from $28.9 million for 1999. As a percentage of total revenue, these expenses increased to 64.3% for 2000 from 47.7% in 1999. The percentage increase was primarily attributable to the strategic decision to increase personnel (40 additional average number of personnel during 2000 as compared to 1999), and to increase levels of investment in systems, infrastructure and product development, all of which are designated to support recent and anticipated new client growth and new service offerings and deliver a more robust infrastructure to support that growth.

   Restructuring. During the second quarter of 2000, we recorded a restructuring charge of $0.9 million or $0.02 per share, in connection with a restructuring program, approved by the Board of Directors during the quarter, designed to accelerate a return to profitability. The program resulted in a reduction of 22 positions at all levels in Rainmaker. $0.7 million of the charge was related to cash severance payments. The restructuring was complete as of December 31, 2000. The remaining $0.2 million of the charge was not used and was reversed in the fourth quarter of 2000.

   Below is a table summarizing activity related to the restructuring charge (in 000's):

                                                    Severance     Legal
                                                   and benefits and other Total
                                                   ------------ --------- -----
     Q2 2000 Provision............................    $ 743       $ 125   $ 868
       Cash payments..............................     (625)        (50)   (675)
       Reverse unused accruals....................     (118)        (75)   (193)
                                                      -----       -----   -----
         Balance at December 31, 2000.............    $ --        $ --    $ --
                                                      =====       =====   =====

   Interest Income and Expense. We recorded $1.8 million of net interest income in 2000, as compared to $0.8 million in 1999. The increase was primarily attributable to higher average invested cash balances, resulting from the sale of common stock in our initial public offering in November 1999, which resulted in Rainmaker receiving $40.6 million of net proceeds.

   Income Tax Expense (Benefit). We did not record any income tax expense or benefit for 2000 compared to a $1.7 million income tax benefit for 1999. The expected benefit derived by applying the federal statutory rate to the operating loss for 2000 was not recorded because we established a full valuation allowance for deferred tax assets due to the uncertainty of future taxable income. The expected benefit derived by applying the federal statutory rate to the operating loss for 1999 differs from the benefit recorded because we established a valuation allowance for deferred tax assets that exceed income taxes recoverable from prior years.

Comparison of Years Ended December 31, 1999 and 1998

   Revenue. Revenue from CRM services increased 37.2% to $60.7 million for 1999 from $44.2 million for 1998. During 1999, revenue from CRM services provided to existing clients (clients for which we generated revenue over the entire year) accounted for $2.1 million of the increase over the prior year. This increase was primarily due to the inclusion of new services and product lines and growth of the installed customer base partially offset by a $2.6 million decline in revenue from FTP Software, Inc. ("FTP"), which was acquired by NetManage, Inc. in August 1998. During 1999, we added seven new clients which accounted for $14.4 million of our revenue during that year.

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

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 115.0% to $28.9 million for 1999 from $13.5 million for 1998. These expenses for 1998 included approximately five months of operations associated with the catalog/distributor businesses, which were sold in May 1998. As a percentage of total revenue, these expenses increased to 47.7% for the most recent year from 26.8% in the prior year. This increase was primarily attributable to the strategic decision to increase levels of investment in personnel, systems and infrastructure and product development to support recent and anticipated new client growth. Specifically, we hired 44 additional personnel within sales, marketing and product development in 1999. Depreciation expense increased by $1.5 million in 1999 compared to 1998, due primarily to accelerated depreciation on information systems to be substantially replaced. In addition, during 1999, we wrote off approximately $296,000 of older non-Year 2000 compliant computers and telephone systems, which were replaced with new equipment.

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

Selected Quarterly Results of Operations

   The following table presents our unaudited quarterly statement of operations data for each quarter in the eight quarters ended December 31, 2000. This data has been derived from unaudited financial statements that have been prepared on the same basis as the audited financial statements and include all adjustments (consisting of normal recurring adjustments) that we consider necessary for a fair presentation of such information.

                                                         Quarter Ended
                          ------------------------------------------------------------------------------
                          March 31, June 30,  Sept. 30, Dec. 31,  March 31, June 30,  Sept. 30, Dec. 31,
                            1999      1999      1999      1999      2000      2000      2000      2000
                          --------- --------  --------- --------  --------- --------  --------- --------
                                            (in thousands except per share amounts)
Statement of Operations
 Data:
Revenue:
  CRM services..........   $12,943  $13,145    $15,947  $18,630    $17,451  $14,807    $14,279  $12,834
  Catalog/distributor...       --       --         --       --         --       --         --       --
                           -------  -------    -------  -------    -------  -------    -------  -------
   Total revenue........    12,943   13,145     15,947   18,630     17,451   14,807     14,279   12,834
Cost of revenue:
  CRM services..........     8,719    8,815     11,403   12,602     12,828   10,562     10,264    8,854
  Catalog/distributor...       --       --         --       --         --       --         --       --
                           -------  -------    -------  -------    -------  -------    -------  -------
   Total cost of
    revenue.............     8,719    8,815     11,403   12,602     12,828   10,562     10,264    8,854
Gross profit:
  CRM services..........     4,224    4,330      4,544    6,028      4,623    4,245      4,015    3,980
  Catalog/distributor...       --       --         --       --         --       --         --       --
                           -------  -------    -------  -------    -------  -------    -------  -------
   Total gross profit...     4,224    4,330      4,544    6,028      4,623    4,245      4,015    3,980
Selling, general and
 administrative
 expenses...............     3,950    6,114      8,587   10,288      9,881    9,982      9,371    8,916
Restructuring charge....       --       --         --       --         --       868        --      (193)
                           -------  -------    -------  -------    -------  -------    -------  -------
Operating income
 (loss).................       274   (1,784)    (4,043)  (4,260)    (5,258)  (6,605)    (5,356)  (4,743)
  Interest income
   (expense), net.......       139      146         85      404        510      503        417      326
  Gain from sale of
   catalog/distributor..       --        80        --       --         --       --         --        50
                           -------  -------    -------  -------    -------  -------    -------  -------
Income (loss) before
 income taxes...........       413   (1,558)    (3,958)  (3,856)    (4,748)  (6,102)    (4,939)  (4,367)
  Income tax expense
   (benefit)............       164     (595)       (90)   1,129        --       --         --       --
                           -------  -------    -------  -------    -------  -------    -------  -------
Net income (loss).......       249     (963)    (3,868)  (2,727)    (4,748)  (6,102)    (4,939)  (4,367)
Preferred C and D
 cumulative dividends...      (281)    (392)      (392)    (200)       --       --         --       --
Excess of redemption of
 preferred stock over
 stated value...........      (546)    (698)      (697)     --         --       --         --       --
                           -------  -------    -------  -------    -------  -------    -------  -------
Net loss available to
 common stockholders....   $  (578) $(2,053)   $(4,957) $(2,927)   $(4,748) $(6,102)   $(4,939) $(4,367)
                           =======  =======    =======  =======    =======  =======    =======  =======
Basic net income (loss)
 per share..............   $  0.01  $ (0.11)   $ (0.28) $ (0.10)   $ (0.12) $ (0.16)   $ (0.13) $ (0.11)
                           =======  =======    =======  =======    =======  =======    =======  =======
Diluted net income
 (loss) per share.......   $  0.01  $ (0.11)   $ (0.28) $ (0.10)   $ (0.12) $ (0.16)   $ (0.13) $ (0.11)
                           =======  =======    =======  =======    =======  =======    =======  =======

   Our historical revenue has tended to fluctuate based on seasonal buying patterns in the computer industry. A higher proportion of computers, software, and contract services tend to be sold in the fourth calendar quarter. As a result, we have experienced seasonal declines in revenues between the fourth and first calendar quarters. Our quarterly operating results may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of future performance. In the second quarter of 2000, we began a review of our existing client base, as well as our client targeting process and methodology. As a result, in the last half of 2000, we have discontinued services to certain clients which have resulted in a lower base of revenues. See "Risk Factors--Our Future Operating Results May Not Follow Past Trends or Meet Market Expectations."

Liquidity and Sources of Capital

   Historically, we have funded operations from operating cash flows and net cash proceeds from private placements of preferred stock, and in November 1999, the initial public offering of our common stock. Cash and cash equivalents were $22.9 million at December 31, 2000. Working capital at December 31, 2000 was $17.5 million.

   Cash used in operating activities during 2000 was $13.2 million compared to $4.6 million for 1999. The change of $8.6 million year over year was due primarily to the increase in net loss of $12.8 million. The increase in net loss was primarily attributable to the strategic decision to increase personnel (40 additional average number of personnel during 2000 as compared to 1999), and to increase levels of investment in systems, infrastructure and product development, all of which are designated to support recent and anticipated new client growth and new service offerings and deliver a more robust infrastructure to support that growth. In addition, we reduced the payable to a related party of $860,000 in 2000. These were partially offset by changes in deferred income taxes and other operating assets and liabilities, primarily accounts payable, trade accounts receivable, and income taxes receivable, net. Excluding restructuring related transactions, cash used by operations was approximately $12.5 million.

   Cash used in operating activities during 1999 was $4.6 million compared to $3.3 million provided by operations for the prior year. The change of $7.9 million was due primarily to the absolute change in net income (loss) of $9.9 million as we earned $2.6 million during 1998 but lost $7.3 million during 1999. This increase in net loss was primarily attributable to the strategic decision to increase levels of investment in personnel, systems and infrastructure and product development to support recent and anticipated new client growth. In addition, we increased our inventories by $633,000 in 1999 due to the addition of new clients. This increase in inventories compares to a decrease of $948,000 for 1998, primarily due to the sale of the catalog/distributor businesses. The decrease in deferred taxes accounted for $1.0 million of the change in the year. Changes in other operating assets and liabilities, primarily trade accounts receivable, accounted for the balance of the decrease in cash used by operating activities. Cash used by operating activities for 1998 included cash used by the catalog/distributor businesses.

   Cash used in investing activities during 2000 was $3.7 million compared to $3.5 million for 1999. The increase was primarily due to capital expenditures, totaling $7.2 million partially offset by the sale of $2.8 million of short term investments in 2000. The capital expenditures consisted primarily of computers and software related to our new ERP system and other technology initiatives. In 1999, we had $1.6 million of capital expenditures and $3.8 million of purchases of short-term investments partially offset by $1.0 million of sales of short-term investments and $900,000 of proceeds received from the sale of our catalog/distributor businesses.

   Cash used in investing activities during 1999 was $3.5 million compared to $1.0 million provided by investing activities for the prior year. The decrease was due primarily to amounts received from the sale of our catalog/distributor businesses in May 1998 and the purchase of short-term investments in 1999. The total sales price of our catalog/distributor businesses was paid in three installments. We received the first installment of $2.9 million from the sale in May 1998, the second installment of $900,000 in May 1999, and the final $800,000 installment in May 2000. Capital expenditures totaled $1.6 million for 1999 compared to $874,000 for 1998. Capital expenditures consisted primarily of additional computers and software in both periods. In addition, we spent $320,000 in 1999 to replace our older non-Year 2000 compliant computers and telephone systems.

   Cash used in financing activities during 2000 was $1.4 million compared to cash provided of $44.6 million for 1999. In 2000, we repurchased and retired $1.2 million of common stock and repaid $1.0 million of capital lease obligations. This was offset by $0.8 million of proceeds received from the issuance of common stock from stock option exercises and our employee stock purchase plan.

   Cash provided by financing activities during 1999 was $44.6 million compared to a use of $5,000 for the prior year. The increase was primarily attributable to the sale of common stock in our initial public offering of $40.6 million and sale of preferred stock of $13.8 million in February 1999, partially offset by $9.7 million used to repurchase shares of our stock during the year.

   We believe that our cash and cash equivalents at December 31, 2000 will be sufficient to meet our liquidity needs for at least the next twelve months.

Potential Impact of Inflation

   To date, inflation has not had a material impact on our business.

Recent Accounting Pronouncements

   In June 1999, the Financial Accounting Standards Board ("FASB") issued FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133," which amends FAS 133 to be effective for all fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We will adopt FAS 133 in the first quarter of 2001. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of FAS 133 is not expected to have a material impact on our financial position or results of operations.

   In March 2000, the FASB issued Financial Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation--an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 addresses the application of APB No. 25 to clarify, among other issues, (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on Rainmaker's financial position or results of operations.

Factors That May Affect Future Results and Market Price of Stock

 We have incurred recent losses and expect to incur losses in the future.

   We entered into the CRM services business in January 1995. We incurred an operating and net loss of $20.2 million for 2000 and an operating loss of $9.8 million and a net loss of $7.3 million for 1999. We expect to incur operating and net losses for at least the next twelve months as we continue to build our business.

 Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client could result in a substantial decrease in our revenue.

   We have generated a significant portion of our revenue from the sales of products and services of a limited numbers of clients. As of December 31, 2000, we have 11 clients. In 2000, sales to customers of Sybase, Inc. ("Sybase"), SCO, Parametric Technology Corporation, and Novell, Inc. ("Novell") accounted for approximately 24%, 19%, 17%, and 12%, respectively of our CRM services revenue. In 1999, sales to customers of SCO and Sybase accounted for approximately 43% and 18%, respectively, of our CRM services revenue. In 1998, sales to customers of SCO, FTP and Novell accounted for approximately 46%, 21% and 16%, respectively, of our CRM services revenue. We expect that a small number of clients will continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our principal clients could cause a significant decrease in our revenue.

   In addition, our software and other technology clients operate in industries that are consolidating, which may reduce the number of our existing and potential clients. For example, FTP was acquired by NetManage, Inc. in August 1998. Since that acquisition, our revenue from sales to customers of FTP has declined significantly and declined to zero in the third quarter of 2000.

   In late 2000, we decided to focus our resources on clients with which we can maintain a profitable business relationship. This resulted in discontinuation of relationships to certain clients and a lower base of revenues. There is a possibility that we may discontinue more client relationships which could cause a decrease in our revenue.

 Our revenue will decline if demand for our clients' products and services decreases.

   Our business primarily consists of selling and marketing our clients' products and services to their existing customers. In addition, most of our revenue is based on a "pay for performance" model in which our compensation is based on the amount of our clients' products and services that we sell. Accordingly, if a particular client's products and services fail to appeal to its customers for reasons beyond our control, such as preference for a competing product or service, our revenue from the sale of client's products and services may decline.

 Our quarterly operating results may fluctuate, and, if we do not meet market expectations, our stock price could decline.

   We believe that quarter-to-quarter comparisons of our operating results are not a good indication of future performance. Although our operating results have generally improved from quarter to quarter until recently, our future operating results may not follow past trends in every quarter, even if they continue to improve overall. In any future quarter, our operating results may be below the expectation of public market analysts and investors.

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

   During 2000, we have had some turnover within our executive management team. As a result, our current management team has worked together for only a relatively short time. Our ability to execute our strategies will depend upon our ability to integrate these and future managers into our operations.

 We have strong competitors and may not be able to compete effectively against them.

   Competition in CRM services is intense, and we expect such competition to increase in the future. Our competitors include comprehensive system integrators, e-commerce solutions providers, and other outsource providers of different components of customer interaction management. We also face competition from internal marketing departments of current and potential clients. Many of our existing or potential competitors have greater name recognition, longer operating histories, and significantly greater financial, technical and marketing resources, which could further impact our ability to address competitive pressures. Should competitive factors require us to increase spending for, and investment in, client acquisition and retention or for the development of new services, our expenses could increase disproportionately to our revenues. Competitive pressures may also necessitate price reductions and other actions that would likely affect our business adversely. Additionally, there can be no assurances that we will have the resources to maintain a higher level of spending to address changes in the competitive landscape. Failure to maintain or to produce revenue proportionate to any increase in expenses would have a negative impact on our financial results.

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

   Our recent growth has placed significant demands on our management, administrative, operational and financial resources. In addition, our anticipated future growth will place additional demands on our resources. We will need to continue to improve our operational, financial and managerial controls and information systems and procedures and will need to continue to expand, train and manage our overall work force. If we are unable to manage additional growth effectively, our business will be harmed.

 Our business strategy may ultimately include expansion into foreign markets which would require increased expenditures, and if our international operations are not successfully implemented, they may not result in increased revenue or growth of our business.

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

 Damage to our single facility and the California energy crisis may disable our operations.

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

   California's two largest power companies are currently experiencing a power shortage that has resulted in "rolling" blackouts to maintain the stability of the state power grid. Our facilities are susceptible to power interruptions as long as the energy crisis continues. One of the power companies, PG&E, has filed an additional contingency plan with the California Public Utilities Commission that would, if implemented, result in lengthy and routine power interruptions that would directly impact our leading-edge process technology development efforts, which could have a material adverse impact on our business. We are continuing to assess the impact of the energy crisis on our operations.

 If we fail to adequately protect our intellectual property or face a claim of intellectual property infringement by a third party, we may lose our intellectual property rights and be liable for significant damages.

   We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our trade secrets, copyrights, trademarks, service marks, trade names or other proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe the intellectual property rights of others, other parties may assert infringement claims against us that we violated their intellectual property rights. These claims, even if not true, could result in significant legal and other costs and may be a distraction to management. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States, so if our business expands into foreign countries, risks associated with protecting our intellectual property will increase. We have applied for registration of the service mark "Rainmaker Systems," "Contracts Renewals Plus," and "Education Sales Plus" in the United States, and certain foreign countries.

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

   The Federal Trade Commission's ("FTC's") telemarketing sales rules prohibit misrepresentations of the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation and specifically addresses other perceived telemarketing abuses in the offering of prizes. Additionally, the FTC's rules limit the hours during which telemarketers may call consumers. The Federal Telephone Consumer Protection Act of 1991 contains other restrictions on facsimile transmissions and on telemarketers, including a prohibition on the use of automated telephone dialing equipment to call certain telephone numbers. A number of states also regulate telemarketing and some states have enacted restrictions similar to these federal laws. In addition, a number of states regulate e-mail and facsimile transmissions. The failure to comply with applicable statutes and regulations could result in penalties. There can be no assurance that additional federal or state legislation, or changes in regulatory implementation, would not limit our activities in the future or significantly increase the cost of regulatory compliance.

 Our directors and their affiliates own a large percentage of our stock and can significantly influence all matters requiring stockholder approval.

   Our directors and entities affiliated with them together control approximately 50% of our outstanding shares (based on the number of shares outstanding as of February 28, 2001). As a result, any significant combination of those stockholders, acting together, will have the ability to control all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Rainmaker, which, in turn, could depress the market price of our common stock.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

   Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We currently do not and do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We plan to mitigate default risk by investing in low-risk securities. To minimize our risks, we maintain our portfolio of cash equivalents and short-term investments in a variety of short-term and liquid securities including money market funds, commercial paper, U.S. government and agency securities and municipal bonds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2000, 100% of our portfolio was invested in instruments which mature in less than 90 days. See Note 4 of Notes to Financial Statements.

   The following presents the amount of our cash equivalents that may be subject to market risk and weighted average interest rate as of December 31, 2000. This amount does not include money market funds because those funds are not subject to market risk.

                                                          Maturing in  Estimated
                                                          three months   Fair
                                                            or less      Value
                                                          ------------ ---------
                                                              (in thousands)
       Fixed rate securities.............................   $14,055     $14,055
       Weighted average interest rate....................      6.83%

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information concerning Rainmaker's officers required by this Item is incorporated by reference to Rainmaker's Proxy Statement under the heading "Executive Officers". The information concerning Rainmaker's Directors required by this Item is incorporated by reference to Rainmaker's Proxy Statement under the heading "Election of Directors--Nominees". Information concerning Rainmaker's officers, Directors and 10% stockholders compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in Rainmaker's Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item is incorporated by reference to Rainmaker's Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is incorporated by reference to Rainmaker's Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is incorporated by reference to Rainmaker's Proxy Statement under the heading "Certain Transactions with Management."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K

   (a) 1. Financial Statements

   The following financial statements are filed as a part of this report:

                                                                            Page
                                                                            ----
   Report of Independent Auditors.........................................   32
   Financial Statements:
     Balance Sheets as of December 31, 2000 and 1999......................   33
     Statements of Operations for the Years ended December 31, 2000, 1999
      and 1998............................................................   34
     Statements of Redeemable Convertible Preferred Stock and
      Stockholders' Equity for the Years ended December 31, 2000, 1999 and
      1998................................................................   35
     Statements of Cash Flows for the Years ended December 31, 2000, 1999
      and 1998............................................................   36
     Notes to Financial Statements........................................   37

   (a) 2. Financial Statement Schedules

   The following financial statement schedule is filed as a part of this report:

     Schedule II Valuation and Qualifying Accounts

   All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

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

 10.20*+  Sun Software Subscription Services Outsourcing and Distribution
           Agreement dated March 18, 1997 between UniDirect Corporation and
           SunSoft, Inc., together with amendments dated May 20, 1997, June 16,
           1997, April 30, 1999, May 19, 1999 and Assignment dated August 25,
           1998.

 10.21+   Outsourcing Services Agreement dated July 21, 1997 between UniDirect
           Corporation and FTP Software, Inc., together with amendments dated
           September 12, 1997, October 1, 1997, November 11, 1997, January 21,
           1998, January 28, 1998, May 26, 1998 and August 1998.

 10.22+   Outsource Services Agreement dated March 26, 1999 between Rainmaker
           Systems, Inc. and Novell, Inc., together with amendment dated
           September 8, 1999.

 10.23**  Form of Notice of Grant of Stock Option

 10.24*** Form of Stock Option Agreement

 21       List of Subsidiaries

 23.1     Consent of Independent Auditors.

 23.2*    Consent of Brobeck, Phleger & Harrison LLP.

   (b) Reports on Form 8-K

   On December 5, 2000, Rainmaker filed a report on Form 8-K under Item 5-Other Items. The 8-K discussed a press release issued by Rainmaker Systems, Inc. on November 30, 2000 relating to its Board of Directors authorizing a program to repurchase up to 2,000,000 shares of the Company's common stock.

--------

* Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by Rainmaker (Reg. No. 333-86445).

** Incorporated by reference to exhibit number 99.2 to the Registration Statement on Form S-8 filed by Rainmaker (Reg. No. 333-91095).

*** Incorporated by reference to exhibit number 99.3 to the Registration Statement on Form S-8 filed by Rainmaker (Reg. No. 333-91095).

+ Confidential treatment has previously been granted by the Commission for certain portions of the referenced exhibit.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Rainmaker Systems, Inc.

   We have audited the accompanying balance sheets of Rainmaker Systems, Inc. as of December 31, 2000 and 1999 and the related statements of operations, redeemable convertible preferred stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rainmaker Systems, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information stated therein.

                                          /s/ Ernst & Young LLP

San Jose, California
January 18, 2001

                            RAINMAKER SYSTEMS, INC.

                                 BALANCE SHEETS
                       (In thousands, except share data)

                                                               December 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
                           ASSETS
                           ------
Current assets:
Cash and cash equivalents.................................... $22,879  $41,129
Short-term investments.......................................     --     2,756
Accounts receivable, less allowance for sales returns and
 doubtful accounts of $608 in 2000 and $536 in 1999..........   8,271    8,192
Inventories..................................................     403      637
Other receivables............................................     680      291
Note receivable..............................................     --       800
Income taxes receivable......................................     --       960
Prepaid expenses and other current assets....................   1,211      563
                                                              -------  -------
    Total current assets.....................................  33,444   55,328
Property and equipment, net..................................   8,483    2,373
Other noncurrent assets......................................     295      166
                                                              -------  -------
    Total assets............................................. $42,222  $57,867
                                                              =======  =======

             LIABILITIES, REDEEMABLE CONVERTIBLE
          PREFERRED STOCK AND STOCKHOLDERS' EQUITY
          ----------------------------------------

Current liabilities:
Accounts payable............................................. $ 9,508  $ 6,456
Payable to a related party...................................     817    1,677
Accrued compensation and related liabilities.................   2,567    2,131
Accrued liabilities..........................................   1,823      804
Current portion of capital lease obligations.................   1,183      501
                                                              -------  -------
    Total current liabilities................................  15,898   11,569
Capital lease obligations, less current portion..............   1,018    1,090
Other long term liabilities..................................      23      --

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value:
  Authorized shares--20,000,000
   Issued and outstanding--none in 2000 and 1999.............     --       --
Common stock, $0.001 par value:
  Authorized shares--80,000,000
   Issued and outstanding shares--38,336,904 in 2000 and
    38,370,955 in 1999.......................................      38       38
Additional paid-in capital...................................  57,732   58,482
Deferred stock compensation..................................    (363)  (1,344)
Accumulated deficit.......................................... (32,124) (11,968)
                                                              -------  -------
    Total stockholders' equity...............................  25,283   45,208
                                                              -------  -------
    Total liabilities and stockholders' equity............... $42,222  $57,867
                                                              =======  =======

                            See accompanying notes.

                            RAINMAKER SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                  Years Ended December 31,
                                                  ---------------------------
                                                    2000      1999     1998
                                                  --------  --------  -------
Revenue:
  CRM services................................... $ 59,371  $ 60,665  $44,212
  Catalog/distributor............................      --        --     6,165
                                                  --------  --------  -------
    Total revenue................................   59,371    60,665   50,377
Cost of revenue:
  CRM services...................................   42,508    41,539   30,196
  Catalog/distributor............................      --        --     5,135
                                                  --------  --------  -------
    Total cost of revenue........................   42,508    41,539   35,331
Gross profit:
  CRM services...................................   16,863    19,126   14,016
  Catalog/distributor............................      --        --     1,030
                                                  --------  --------  -------
    Total gross profit...........................   16,863    19,126   15,046
Selling, general and administrative expenses.....   38,150    28,939   13,457
Restructuring charge.............................      675       --       --
                                                  --------  --------  -------
    Operating income (loss)......................  (21,962)   (9,813)   1,589
Interest income (expense), net...................    1,756       774      138
Gain from sale of catalog/distributor............       50        80    2,525
                                                  --------  --------  -------
    Income (loss) before income taxes............  (20,156)   (8,959)   4,252
Income tax expense (benefit).....................      --     (1,650)   1,702
                                                  --------  --------  -------
    Net income (loss)............................  (20,156)   (7,309)   2,550
Preferred A dividends............................      --        --       (36)
Preferred C and D cumulative dividends...........      --     (1,265)     --
Excess of redemption of preferred stock over
 stated value....................................      --     (1,941)     --
                                                  --------  --------  -------
Income (loss) available to common stockholders... $(20,156) $(10,515) $ 2,514
                                                  ========  ========  =======
Net income (loss) per common share:
  Basic.......................................... $  (0.52) $  (0.49) $  0.12
                                                  ========  ========  =======
  Diluted........................................ $  (0.52) $  (0.49) $  0.09
                                                  ========  ========  =======
Number of shares used in per share computations:
  Basic..........................................   38,798    21,300   21,004
                                                  ========  ========  =======
  Diluted........................................   38,798    21,300   30,356
                                                  ========  ========  =======

                            See accompanying notes.

                            RAINMAKER SYSTEMS, INC.

 STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                     Redeemable          Redeemable            Redeemable
                     Convertible         Convertible          Convertible         Convertible
                   Preferred Stock     Preferred Stock      Preferred Stock     Preferred Stock
                      Series A            Series C              Series D           Series B         Common Stock     Additional
                   ----------------  --------------------  -------------------  ----------------  ------------------  Paid-in
                    Shares   Amount    Shares     Amount     Shares    Amount    Shares   Amount    Shares    Amount  Capital
                   --------  ------  ----------  --------  ----------  -------  --------  ------  ----------  ------ ----------
Balance at
December 31,
1997.............   574,620  $ 977          --   $    --          --   $   --    349,160  $ 384   21,025,988   $21    $   223
 Conversion of
 nonpar preferred
 stock to $0.001
 par value
 preferred
 stock...........       --     --           --        --          --       --        --    (384)         --    --         384
 Exercise of
 employee stock
 options.........       --     --           --        --          --       --        --     --       434,906   --         134
 Net income and
 comprehensive
 net income......       --     --           --        --          --       --        --     --           --    --         --
 Dividends
 declared........       --     --           --        --          --       --        --     --           --    --         --
                   --------  -----   ----------  --------  ----------  -------  --------  -----   ----------   ---    -------
Balance at
December 31,
1998.............   574,620    977          --        --          --       --    349,160    --    21,460,894    21        741
 Issuance of
 Series C
 preferred stock,
 net
 of issuance
 costs...........       --     --     8,536,585    13,809         --       --        --     --           --    --         --
 Issuance of
 common stock in
 initial public
 offering, net of
 issuance costs..       --     --           --        --          --       --        --     --     5,750,000     6     40,567
 Exercise of
 warrant to
 purchase common
 stock...........       --     --           --        --          --       --        --     --       112,388   --         --
 Exercise of
 employee stock
 options.........       --     --           --        --          --       --        --     --       956,525   --         267
 Options issued
 to consultants
 in exchange for
 services........       --     --           --        --          --       --        --     --           --    --         411
 Conversion of
 Series A
 preferred stock
 and debt into
 Series D
 preferred
 stock...........  (574,620)  (977)         --        --    5,717,470    1,973       --     --           --    --         --
 Conversion of
 preferred stock
 into
 common stock....       --     --    (8,536,585)  (13,809) (5,717,470)  (1,973) (349,160)   --    15,999,855    16     15,766
 Repurchase of
 common stock....       --     --           --        --          --       --        --     --    (5,908,707)   (5)    (1,296)
 Deferred stock
 compensation....       --     --           --        --          --       --        --     --           --    --       2,026
 Amortization of
 deferred stock
 compensation....       --     --           --        --          --       --        --     --           --    --         --
 Net loss and
 comprehensive
 net loss........       --     --           --        --          --       --        --     --           --    --         --
 Dividends
 declared........       --     --           --        --          --       --        --     --           --    --         --
                   --------  -----   ----------  --------  ----------  -------  --------  -----   ----------   ---    -------
Balance at
December 31,
1999.............       --     --           --        --          --       --        --     --    38,370,955    38     58,482
 Exercise of
 employee stock
 options.........       --     --           --        --          --       --        --     --       633,202   --         194
 Issuance of
 common stock
 under
 employee stock
 purchase plan...       --     --           --        --          --       --        --     --       228,416     1        622
 Repurchase of
 common stock for
 retirement......       --     --           --        --          --       --        --     --      (895,669)   (1)    (1,195)
 Amortization of
 deferred stock
 compensation....       --     --           --        --          --       --        --     --           --    --         --
 Cancellation of
 options with
 deferred
 stock
 compensation
 charges.........       --     --           --        --          --       --        --     --           --    --        (371)
 Net loss and
 comprehensive
 net loss........       --     --           --        --          --       --        --     --           --    --         --
                   --------  -----   ----------  --------  ----------  -------  --------  -----   ----------   ---    -------
Balance at
December 31,
2000.............       --   $ --           --   $    --          --   $   --        --   $ --    38,336,904   $38    $57,732
                   ========  =====   ==========  ========  ==========  =======  ========  =====   ==========   ===    =======
                                  Retained
                     Deferred     Earnings
                      Stock     (Accumulated
                   Compensation   Deficit)    Total
                   ------------ ------------ ---------
Balance at
December 31,
1997.............    $   --       $  1,224   $  1,852
 Conversion of
 nonpar preferred
 stock to $0.001
 par value
 preferred
 stock...........        --            --         --
 Exercise of
 employee stock
 options.........        --            --         134
 Net income and
 comprehensive
 net income......        --          2,550      2,550
 Dividends
 declared........        --            (36)       (36)
                   ------------ ------------ ---------
Balance at
December 31,
1998.............        --          3,738      4,500
 Issuance of
 Series C
 preferred stock,
 net
 of issuance
 costs...........        --            --         --
 Issuance of
 common stock in
 initial public
 offering, net of
 issuance costs..        --            --      40,573
 Exercise of
 warrant to
 purchase common
 stock...........        --            --         --
 Exercise of
 employee stock
 options.........        --            --         267
 Options issued
 to consultants
 in exchange for
 services........        --            --         411
 Conversion of
 Series A
 preferred stock
 and debt into
 Series D
 preferred
 stock...........        --            --         --
 Conversion of
 preferred stock
 into
 common stock....        --            --      15,782
 Repurchase of
 common stock....        --         (8,389)    (9,690)
 Deferred stock
 compensation....     (2,026)          --         --
 Amortization of
 deferred stock
 compensation....        682           --         682
 Net loss and
 comprehensive
 net loss........        --         (7,309)    (7,309)
 Dividends
 declared........        --             (8)        (8)
                   ------------ ------------ ---------
Balance at
December 31,
1999.............     (1,344)      (11,968)    45,208
 Exercise of
 employee stock
 options.........        --            --         194
 Issuance of
 common stock
 under
 employee stock
 purchase plan...        --            --         623
 Repurchase of
 common stock for
 retirement......        --            --      (1,196)
 Amortization of
 deferred stock
 compensation....        610           --         610
 Cancellation of
 options with
 deferred
 stock
 compensation
 charges.........        371           --         --
 Net loss and
 comprehensive
 net loss........        --        (20,156)   (20,156)
                   ------------ ------------ ---------
Balance at
December 31,
2000.............    $  (363)     $(32,124)  $ 25,283
                   ============ ============ =========

                            See accompanying notes.

                            RAINMAKER SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                           Years Ended
                                                          December 31,
                                                     -------------------------
                                                       2000     1999     1998
                                                     --------  -------  ------
Operating activities:
Net income (loss)................................... $(20,156) $(7,309) $2,550
Adjustments to reconcile net income (loss) to net
 cash provided by
 (used in) operating activities:
 Depreciation and amortization of property and
  equipment.........................................    1,838    2,545     635
 Amortization of deferred stock compensation........      610      682     --
 Gain on sale of catalog/distributor businesses.....      (50)     (80) (2,525)
 Loss on disposal of property and equipment.........      788      309     --
 Issuance of stock for consulting services..........      --       411     --
 Deferred income taxes..............................      --    (1,035)  1,177
 Provision for sales returns and doubtful
  accounts..........................................       72      222      16
 Changes in operating assets and liabilities:
   Accounts receivable..............................     (151)  (1,533)   (577)
   Income taxes receivable..........................    1,123       (9) (1,382)
   Other receivables................................     (389)    (239)    410
   Inventories......................................      234     (633)    948
   Prepaid expenses and other assets................     (627)    (327)    (53)
   Accounts payable.................................    3,052      632   3,588
   Payable to a related party.......................     (860)     646  (2,120)
   Accrued compensation and related liabilities.....      436      911     536
   Accrued liabilities..............................      879      237      73
   Deferred revenue.................................      --       (40)     35
                                                     --------  -------  ------
     Net cash provided by (used in) operating
      activities....................................  (13,201)  (4,610)  3,311

Investing activities:
Proceeds from sale of catalog/distributor...........      800      900   2,900
Liabilities paid related to sale of
 catalog/distributor................................      --       --     (993)
Purchases of property and equipment.................   (7,167)  (1,642)   (874)
Purchase of short-term investments..................   (3,001)  (3,756)    --
Sale of short-term investments......................    5,757    1,000     --
Purchase of long-term investments...................     (100)     --      --
                                                     --------  -------  ------
     Net cash provided by (used in) investing
      activities....................................   (3,711)  (3,498)  1,033

Financing activities:
Proceeds from issuance of common stock from IPO,
 net................................................      --    40,573     --
Proceeds from issuance of preferred stock, net......      --    13,809     --
Repurchase of common stock..........................   (1,194)  (9,690)    --
Proceeds from issuance of common stock from option
 exercises..........................................      191      267     134
Proceeds from issuance of common stock under ESPP...      624      --      --
Repayment of capital lease obligations..............     (959)    (304)   (121)
Dividends paid......................................      --       (26)    (18)
                                                     --------  -------  ------
     Net cash provided by (used in) financing
      activities....................................   (1,338)  44,629      (5)
Net increase (decrease) in cash and cash
 equivalents........................................  (18,250)  36,521   4,339
Cash and cash equivalents at beginning of year......   41,129    4,608     269
                                                     --------  -------  ------
Cash and cash equivalents at end of year............ $ 22,879  $41,129  $4,608
                                                     ========  =======  ======
Supplemental disclosure of cash paid during the
 period:
 Interest paid...................................... $    257  $   125  $  217
                                                     ========  =======  ======
 Income taxes paid, net of refunds.................. $ (1,123) $  (604) $1,908
                                                     ========  =======  ======
Supplemental schedule of noncash investing and
 financing activities:
 Acquisition of equipment under capital leases...... $  1,569  $ 1,248  $  372
                                                     ========  =======  ======
 Dividends declared, but unpaid..................... $    --   $   --   $   18
                                                     ========  =======  ======
 Conversion of subordinated convertible note to
  preferred stock................................... $    --   $   996  $  --
                                                     ========  =======  ======

                            See accompanying notes.

                            RAINMAKER SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Business

   Founded in 1991 as UniDirect Corporation, Rainmaker Systems, Inc. ("Rainmaker") is a leading outsource provider of Internet-enabled sales and marketing services. Rainmaker delivers targeted programs to maximize revenue per customer and strengthen customer loyalty.

   Effective May 15, 1998, Rainmaker sold its UniDirect catalog and VarCity distributor businesses to Savoir Technology Group, Inc. The total consideration received was $4.6 million, paid as follows: $2.9 million paid at closing, $0.9 million paid on May 15, 1999 and $0.8 million paid on May 15, 2000. The Company retained and subsequently collected approximately $2 million of accounts receivable related to the UniDirect catalog and VarCity distribution businesses. The results of operations for UniDirect and VarCity are included in Rainmaker's financial statements through May 15, 1998.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates.

 Revenue Recognition

   Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the end user customer is received; the service contract or maintenance agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain. Revenue from product sales is recognized at the time of shipment of the product directly to the customer. Revenue from services we perform is recognized as the services are delivered.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 was required to be adopted by Rainmaker in the fourth quarter of 2000 with retroactive adoption as of January 1, 2000. Rainmaker believes its revenue recognition policies conform to the requirements of SAB 101 and, therefore, its adoption did not have a material impact on its revenue or results of operations in 2000.

   Concurrent with the adoption of SAB 101, Rainmaker also adopted the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (EITF 99-19). EITF 99-19 interprets SAB 101 and addresses when a company should report revenue as the gross amount billed to a customer verses the net amount earned by the company in the transaction. Specific "indicators" should be used by companies to determine if it is more appropriate for them to record revenues on a "gross" versus a "net" basis. These "indicators" include, but are not limited to, 1) whether the vendor is the primary obligor in the transaction, 2) whether the vendor assumes general inventory risk, and 3) whether the vendor has latitude for setting the pricing for the goods or services its sells to its customers. Absence of these indicators might indicate that revenue should be recorded on a "net" basis. Substantially all of Rainmaker's sales transactions are reported under the "gross" method based on amounts billed to the customers as Rainmaker takes

                            RAINMAKER SYSTEMS, INC.

title and assumes risk of loss for products sold, assumes full credit risk and establishes pricing for the products and services it sells. However, Rainmaker also sells products and services on behalf of customers of its clients whereby, based on the evaluation of the same indicators, it records revenue net equal to the amount earned in the transaction. Rainmaker's revenue reporting practices are consistent with the revenue reporting criteria established in EITF 99-19. The adoption of EITF 99-19 did not have a material impact on Rainmaker's reported revenues.

 Cost of Revenue

   Cost of revenue consists of the cost of products and service arrangements sold to customers, the cost of inbound and outbound shipping, net of amounts recovered from customers and the costs of designing, producing and delivering services.

 Concentrations of Credit Risk and Credit Evaluations

   Rainmaker sells its clients' products and services primarily to business end users and assumes full credit risk on the sale. Credit is extended based on an evaluation of the customer's financial condition, and collateral is generally not required. Credit losses have not traditionally been material, and such losses have been within management's expectations.

   Rainmaker enters into contracts with its outsource clients to market and sell its clients' products and services to the end user customers. As a result, Rainmaker primarily earns revenue from sales to the outsource client's customer, not the outsource client itself.

   For the year ended December 31, 2000, sales to customers of Sybase, Inc ("Sybase"), The Santa Cruz Operation, Inc. ("SCO"), Parametric Technology Corporation ("PTC") and Novell, Inc. ("Novell") accounted for approximately 24%, 19%, 17% and 12% of customer relationship management ("CRM") services revenue. respectively. For the year ended December 31, 1999, sales to customers of SCO and Sybase accounted for approximately 43% and 18% of CRM services revenue, respectively. In 1998, sales to customers of SCO, FTP Software, Inc. and Novell accounted for approximately 46%, 21% and 16%, respectively, of CRM services revenue.

   Rainmaker has an outsource services agreement with Sybase that is in effect through March 2002, a distribution agreement with SCO that is in effect through September 2002, an outsourcing agreement with PTC that is in effect through October 2001 and an outsource services agreement with Novell that is in effect through January 2003. These clients may however terminate their contracts for cause in accordance with the provisions of each contract. In most cases, a client must provide Rainmaker with advance written notice of its intention to terminate. No individual end user customer accounted for 10% or more of revenues in any period presented.

 Inventories

   Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories consist primarily of shrink-wrap software products and user manuals purchased for resale.

 Property and Equipment

   Property and equipment are stated at cost. Depreciation of property and equipment is recorded using the straight-line method over the assets' estimated useful lives of two to seven years. Amortization of leasehold improvements is recorded using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Amortization of fixed assets under capital leases is included in depreciation expense.

                            RAINMAKER SYSTEMS, INC.

   The components of property and equipment at December 31, 2000 and 1999 were as follows (in thousands):

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
   Computer equipment......................................... $12,107  $ 4,393
   Furniture and fixtures.....................................     547      472
   Leasehold improvements.....................................     422      263
                                                               -------  -------
                                                                13,076    5,128
   Accumulated depreciation and amortization..................  (4,593)  (2,755)
                                                               -------  -------
                                                               $ 8,483  $ 2,373
                                                               =======  =======

   As of December 31, 2000, property and equipment included amounts held under capital leases of approximately $3.2 million and related accumulated depreciation of approximately $1.3 million.

 Stock-Based Compensation

   Rainmaker accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25), and has adopted the disclosure-only alternative of Financial Accounting Standards Board Statement No. 123 (FAS 123), "Accounting for Stock-Based Compensation" for disclosing the effects of the fair value method on reported results of operations.

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

 Advertising

   Rainmaker expenses the production costs of advertising as incurred, except for direct response advertising, which it capitalizes. Direct response advertising consists primarily of the costs to produce e-mails, faxes and mailings. The capitalized production costs are amortized over the three-month period following the advertising campaign.

   At December 31, 2000 and 1999, there were no deferred advertising costs. Gross advertising costs for the years ended December 31, 2000, 1999 and 1998 aggregated $1.4 million, $1.4 million and $1.4 million, respectively. Rainmaker charged several vendors for reimbursement under advertising programs of $135,000, $1.1 million and $1.7 million during the years ended December 31, 2000, 1999 and 1998, respectively.

                            RAINMAKER SYSTEMS, INC.

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

 Comprehensive Income (Loss)

   Comprehensive income (loss) includes revenues and expenses and gains and losses that are not included in net loss, but rather are recorded directly in stockholders' equity. To date, Rainmaker has not had any significant transactions that require reporting in comprehensive income (loss).

 Segment Reporting

   Rainmaker operates in one market segment, the sale of installed base marketing and sales services to software and other technology companies, for their support contracts, software subscriptions and education offerings. Rainmaker primarily operates in one geographical segment, North America. Substantially all of the Company's sales are made to customers in the United States.

 Recently Issued Accounting Standards

   In June 1999, the Financial Accounting Standards Board ("FASB") issued FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133," which amends FAS 133 to be effective for all fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Rainmaker does not hold any derivative financial instruments and does not currently engage in hedging activities. Adoption of FAS 133 is not expected to have a material impact on Rainmaker's financial position or results of operations. Rainmaker will adopt FAS 133 in the first quarter of 2001, effective January 1, 2001.

   In March 2000, the FASB issued Financial Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation--an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 addresses the application of APB No. 25 to clarify, among other issues, (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on Rainmaker's financial position or results of operations.

                            RAINMAKER SYSTEMS, INC.

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

   The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

                                                     Years Ended December 31,
                                                     --------------------------
                                                       2000      1999     1998
                                                     --------  --------  ------
Net Income (Loss) Per Common Share--Basic
Net income (loss)..................................  $(20,156) $ (7,309) $2,550
Less: Preferred A dividends........................       --        --      (36)
  Preferred C cumulative dividends.................       --     (1,112)    --
  Preferred D cumulative dividends.................       --       (153)    --
  Excess of redemption of preferred stock over
   stated value....................................       --     (1,941)    --
                                                     --------  --------  ------
Income (loss) available to common stockholders.....  $(20,156) $(10,515) $2,514
                                                     ========  ========  ======
Weighted-average shares of common stock
 outstanding.......................................    38,810    21,491  21,196
Less: weighted average shares subject to
 repurchase........................................       (12)     (191)   (192)
                                                     --------  --------  ------
Weighted-average shares used in computing basic net
 income (loss) per common share....................    38,798    21,300  21,004
                                                     ========  ========  ======
Basic net income (loss) per common share...........  $  (0.52) $  (0.49) $ 0.12
                                                     ========  ========  ======
Net Income (Loss) Per Common Share--Diluted
Net income (loss)..................................  $(20,156) $ (7,309) $2,550
Add: Accrued interest on convertible debenture.....       --        --       39
Less: Preferred C cumulative dividends.............       --     (1,112)    --
  Preferred D cumulative dividends.................       --       (153)    --
  Excess of redemption of preferred stock over
   stated value....................................       --     (1,941)    --
                                                     --------  --------  ------
    Income (loss) available to common
     stockholders..................................  $(20,156) $(10,515) $2,589
                                                     ========  ========  ======
Weighted-average shares of common stock
 outstanding.......................................    38,810    21,491  21,196
Add: Number of dilutive common stock equivalents--
 options and warrants..............................       --        --    1,697
  Assumed conversion of subordinated debentures....       --        --    2,844
  Assumed conversion of convertible preferred
   stock...........................................       --        --    4,619
Less: weighted average shares subject to
 repurchase........................................       (12)     (191)    --
                                                     --------  --------  ------
Weighted-average shares used in computing diluted
 net income (loss) per common share................    38,798    21,300  30,356
                                                     ========  ========  ======
Diluted net income (loss) per common share.........  $  (0.52) $  (0.49) $ 0.09
                                                     ========  ========  ======

   Rainmaker has excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share for the years ended December 31, 2000 and 1999 because all such securities are anti-dilutive. The total number of potential shares excluded from the calculation of diluted net loss per common share was 5,917,970 and 17,873,064 for the years ended December 31, 2000 and 1999, respectively.

                            RAINMAKER SYSTEMS, INC.

3. Restructuring Charge

   During the second quarter of 2000, Rainmaker recorded a restructuring charge of $0.9 million or $0.02 per share, in connection with a restructuring program, approved by the Board of Directors during the quarter, designed to accelerate a return to profitability. The program resulted in a reduction of 22 positions at all levels throughout Rainmaker. $0.7 million of the charge was related to cash severance payments. The restructuring was complete as of December 31, 2000. The remaining $0.2 million of the charge was not used and was reversed in the fourth quarter of 2000.

   Below is a table summarizing activity related to the restructuring charge (in 000's):

                                                    Severance     Legal
                                                   and benefits and other Total
                                                   ------------ --------- -----
      Q2 2000 Provision...........................    $ 743       $125    $ 868
        Cash payments.............................     (625)       (50)    (675)
        Reverse unused accruals...................     (118)       (75)    (193)
                                                      -----       ----    -----
          Balance at December 31, 2000............    $ --        $--     $ --
                                                      =====       ====    =====

4. Cash Equivalents and Short-Term Investments

   The following is a summary of available-for-sale securities. All available-for-sale securities at December 31, 2000 have a maturity of less than one year. As of December 31, 2000 and 1999 the fair market value of available-for-sale securities approximates their carrying value (in thousands):

                                                      December 31, December 31,
                                                          2000         1999
                                                      ------------ ------------
      Money market fund..............................   $ 8,824      $ 4,134
      Commercial paper...............................     1,481        7,886
      Corporate bonds................................       --         2,756
      Government securities..........................     2,074        5,109
      Municipal bonds................................    10,500       24,000
                                                        -------      -------
                                                        $22,879      $43,885
                                                        =======      =======
      Classified as:
        Cash equivalents.............................   $22,879      $41,129
        Short-term investments.......................       --         2,756
                                                        -------      -------
                                                        $22,879      $43,885
                                                        =======      =======

   During the year ended December 31, 2000, and 1999, Rainmaker sold short-term investments with a fair value of $5.8 million, and $1 million, resulting in no gross realized gains or losses for both years. During the year ended December 31, 1998, Rainmaker did not have any short-term investments.

5. Debt and Commitments

 Debt

   In 1995, Rainmaker entered into a $1.0 million subordinated convertible debenture and related warrant agreement and a distribution agreement with the holder of the Series A convertible preferred stock. On January 29, 1999, Rainmaker and this stockholder entered into an Exchange Agreement whereby this debenture and all outstanding shares of Series A convertible preferred stock were converted into 5,717,470 shares of

                            RAINMAKER SYSTEMS, INC.

Series D convertible preferred stock and the related warrant was cancelled. The Series D convertible preferred stock automatically converted to common stock immediately prior to the closing of the initial public offering in November 1999.

 Obligations Under Capital Leases and Operating Lease Commitments

   Rainmaker leases office space and property and equipment under capital and operating leases that expire at various dates through 2004. Future minimum lease payments under noncancelable operating and capital lease arrangements at December 31, 2000 are as follows (in thousands):

                                               Capital Leases Operating Leases
                                               -------------- ----------------
      2001....................................     $1,345          $  989
      2002....................................        787             750
      2003....................................        306             559
      2004....................................         12             349
      2005....................................        --                5
                                                   ------          ------
        Total minimum lease payments..........      2,450          $2,652
                                                                   ======
      Less amount representing interest.......        249
                                                   ------
      Present value of minimum lease
       payments...............................      2,201
      Less current portion....................      1,183
                                                   ------
        Obligations under capital leases due
         after one year.......................     $1,018
                                                   ======

   Rent expense under operating leases was approximately $1,238,000, $1,022,000 and $522,000 in 2000, 1999 and 1998, respectively.

6. Income Taxes

   Rainmaker utilizes the liability method of accounting for income taxes. Deferred tax assets are recognized and measured based upon the likelihood of realization of the related tax benefit in the future.

   The federal and state income tax provision (benefit) for the years ended December 31, 2000, 1999 and 1998 is summarized as follows (in thousands):

                                                               December 31,
                                                            --------------------
                                                            2000  1999     1998
                                                            ---- -------  ------
      Current:
        Federal............................................ $--  $  (370) $  420
        State..............................................  --     (245)    105
                                                            ---- -------  ------
                                                             --     (615)    525
      Deferred:
        Federal............................................  --     (830)    915
        State..............................................  --     (205)    262
                                                            ---- -------  ------
                                                             --   (1,035)  1,177
                                                            ---- -------  ------
                                                            $--  $(1,650) $1,702
                                                            ==== =======  ======

                            RAINMAKER SYSTEMS, INC.

   A reconciliation of taxes computed at the statutory federal income tax rate to income tax expense (benefit) follows (in thousands):

                                                           December 31,
                                                      ------------------------
                                                       2000     1999     1998
                                                      -------  -------  ------
      Provision (benefit) computed at federal
       statutory rate................................ $(6,853) $(3,046) $1,446
      California franchise tax expense, net of
       federal effect................................       1        1     242
      Valuation allowance............................   6,744      --      --
      Nondeductible expenses.........................     108    1,395      14
                                                      -------  -------  ------
                                                      $   --   $(1,650) $1,702
                                                      =======  =======  ======

   Deferred income taxes reflect the tax effects of temporary differences between the value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Rainmaker's deferred tax assets and liabilities as of December 31, 2000 and 1999 are (in thousands):

                                                                December 31,
                                                                --------------
                                                                 2000    1999
                                                                ------  ------
      Deferred tax assets:
        Net operating loss carryforwards....................... $7,021  $1,856
        Book over tax depreciation.............................    478     --
        Accounts receivable allowance..........................    242     214
        Inventory reserves.....................................     53      28
        Accrued expenses.......................................    664     128
                                                                ------  ------
      Total deferred tax assets................................  8,458   2,226
      Valuation allowance...................................... (8,458) (1,714)
                                                                ------  ------
      Net deferred tax assets.................................. $  --   $  512
                                                                ======  ======
      Deferred tax liabilities:
        Tax over book depreciation............................. $  --   $ (262)
        Installment gain.......................................    --     (250)
                                                                ------  ------
      Total deferred tax liabilities...........................    --     (512)
                                                                ======  ======
      Net deferred tax assets (liabilities).................... $  --   $  --
                                                                ======  ======

   Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, deferred tax assets have been offset by a valuation allowance to reflect these uncertainties. The valuation allowance for deferred tax assets increased approximately $6,744,000 and $1,714,000 during the years ended December 31, 2000 and 1999, respectively.

   As of December 31, 2000, Rainmaker had net operating loss carryforwards for federal and state tax purposes of approximately $18,800,000 and $11,000,000, respectively. The federal and state net operating loss carryforwards will expire at various dates beginning in 2004 through 2020, if not utilized.

   Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

                            RAINMAKER SYSTEMS, INC.

7. Stockholders' Equity

   During 1999, the Series A preferred stock was exchanged for a new Series D preferred stock.

   In connection with its issuance of Series D preferred stock, Rainmaker granted the right to certain stockholders to sell outstanding shares of their common stock back to Rainmaker at a price of $1.64 per share. Stockholders exercised rights to sell 5,908,707 shares back to Rainmaker at an aggregate price of approximately $9.7 million. Of the total common shares repurchased, a total of 1,497,389 shares of common stock, issued upon the conversion of 13,221 shares of Series B preferred stock and 1,431,284 shares of Series D preferred stock, were repurchased at an amount in excess of the stated value of the underlying preferred stock. This excess amount, $1,941,000, has been treated as a return to the stockholders and deducted from net income (loss) on the accompanying statement of operations in order to derive income (loss) available to common stockholders. Rights to sell back 83,253 shares at an aggregate price of $136,500 expired on September 30, 1999.

   In January 1999, Rainmaker also issued 8,536,585 shares of Series C preferred stock for approximately $13,809,000 net of issuance costs.

   On November 17, 1999, Rainmaker completed an initial public offering (the "IPO") of approximately 5.75 million shares of its common stock, generating proceeds of approximately $40.6 million, net of offering expenses. The offering proceeds were used for general corporate purposes.

   Under the terms of the Rainmaker's restated Certificate of Incorporation in effect at the time of the IPO, each share of each class of issued and outstanding capital stock of Rainmaker automatically converted to common stock upon the consummation of the IPO on November 17, 1999.

   In March 1994, Rainmaker granted a warrant to purchase 22,750 shares of Series B preferred stock which was converted into 113,750 shares of common stock at $1.03 per share in connection with obtaining a line of credit. In December 1999, 112,388 shares of common stock were issued upon the net exercise of the warrant.

   In December 2000, Rainmaker repurchased and retired 870,000 shares of its common stock, for total consideration of $1.2 million.

 Stock Option and Stock Issuance Plans

   The 1999 Stock Option/Issuance Plan (the "1999 Stock Option Plan") has 9,486,746 shares reserved for issuance as of December 31, 2000. Under the 1999 Stock Option Plan, the Board of Directors is authorized to grant incentive stock options or nonqualified stock options to eligible employees, members of the Board of Directors, and consultants, although incentive stock options may be granted only to employees. Incentive stock options may be granted at an exercise price of not less than 100% of the fair market value of common stock on the date of grant while nonqualified stock options may be granted at a price not less than 85% of the fair market value of the common stock. Options generally vest 25% after the first year and 2.1% per month thereafter, and then expire no later than ten years from the date of grant.

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

                            RAINMAKER SYSTEMS, INC.

   A summary of activity under the 1999 Stock Option Plan is as follows:

                                                                        Weighted
                                                                        Average
                                                                         Price
                                                             Options      Per
                                                           Outstanding   Share
                                                           -----------  --------
      Balance at December 31, 1997........................  3,074,250    $0.20
        Granted...........................................  1,109,558    $0.44
        Exercised.........................................   (434,906)   $0.33
        Canceled..........................................   (497,511)   $0.42
                                                           ----------
      Balance at December 31, 1998........................  3,251,391    $0.23
        Granted...........................................  2,765,428    $4.68
        Exercised.........................................   (956,525)   $0.32
        Canceled..........................................   (685,073)   $2.42
                                                           ----------
      Balance at December 31, 1999........................  4,375,221    $2.68
        Granted...........................................  3,475,963    $3.80
        Exercised.........................................   (633,202)   $0.29
        Canceled.......................................... (1,312,010)   $4.35
                                                           ----------
      Balance at December 31, 2000........................  5,905,972    $3.23
                                                           ==========

   Under the 1999 Stock Option Plan, the pool of shares available for future grant automatically increases on an annual basis by 4% of Rainmaker's outstanding common stock at the end of the calendar year. This annual increase is capped at three million shares per year. At December 31, 2000, pursuant to the 1999 Stock Option Plan, 1,533,476 shares were automatically added to the pool available for future grant. At December 31, 2000, a total of 3,580,774 shares were available for future grant.

   The following summarizes information about stock options outstanding as of December 31, 2000:

                                                   Options Outstanding
                                         ---------------------------------------
                                                        Weighted
                                                         Average
                                                        Remaining
                                         Outstanding   Contractual     Number
                Exercise Price             Number    Life (in Years) Exercisable
                --------------           ----------- --------------- -----------
      $0.06.............................    651,596       4.67          651,596
      $0.32 - $0.44.....................    837,150       6.29          749,231
      $0.50 - $2.19.....................    644,583       8.94          190,769
      $2.41 - $2.50.....................    209,885       8.78           73,582
      $2.66.............................  2,343,875       9.47          284,006
      $3.88 - $8.00.....................    601,900       8.95           93,205
      $9.00 - $14.31....................    586,683       8.93          117,292
      $14.81............................     11,000       9.14              --
      $16.63............................      9,300       9.05              425
      $21.13............................     10,000       8.97            2,784
                                          ---------                   ---------
                                          5,905,972       8.30        2,162,890
                                          =========                   =========

   In connection with the grant of certain options to employees during the year ended December 31, 1999, Rainmaker recorded deferred compensation expense of approximately $2.0 million based on the difference between the exercise prices of those options at their respective grant dates and the deemed fair value for accounting purposes of the shares of common stock subject to such options. This amount is included as a reduction of stockholders' equity and is being amortized on the graded vesting method over the vesting period

                            RAINMAKER SYSTEMS, INC.

of the options. Compensation expense of $610,000 and $682,000 recognized during the years ended December 31, 2000 and 1999, respectively, relates to options awarded to employees in all operating expense categories and has been recorded in selling, general and administrative expenses on the accompanying statement of operations.

 Employee Stock Purchase Plan

   Rainmaker's employee stock purchase plan ("ESPP") provides for the issuance of up to 1,000,000 shares of common stock. Under the ESPP, employees may purchase, on a periodic basis, a limited number of shares of common stock through payroll deductions over a six-month period. The per share purchase price is 85% of the fair value of the stock at the beginning or end of the offering period, whichever is lower. As of December 31, 2000, 228,416 shares had been issued under the ESPP.

 Stock Based Compensation

   As discussed in Note 1, Rainmaker has elected to follow the intrinsic value method to account for its employee stock options because, as discussed below, the alternative fair value accounting method requires use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of Rainmaker's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   Pro forma information concerning the fair value of the Rainmaker's options was estimated at the grant date using the Black-Scholes method option pricing model with the following weighted-average assumptions for the years ended December 31, 2000, 1999 and 1998: dividend yield of 0%; expected life of 4 years; volatility of 1.68, 1.34 and 0.0 and weighted average risk-free interest rate of approximately 5.4%, 6.0% and 5.0%, respectively. Pro forma information is as follows (in thousands, except per share amounts):

                                                      Years Ended December 31,
                                                      --------------------------
                                                        2000      1999     1998
                                                      --------  --------  ------
      Net income (loss):
        As reported.................................. $(20,156) $(10,515) $2,514
                                                      ========  ========  ======
        Pro forma....................................  (23,264)  (11,778)  2,499
                                                      ========  ========  ======
      Basic EPS:
        As reported.................................. $  (0.52) $  (0.49) $ 0.12
                                                      ========  ========  ======
        Pro forma....................................    (0.60)    (0.55)   0.12
                                                      ========  ========  ======
      Diluted EPS
        As reported.................................. $  (0.52) $  (0.49) $ 0.09
                                                      ========  ========  ======
        Pro forma....................................    (0.60)    (0.55)   0.08
                                                      ========  ========  ======

   The weighted-average fair value of options granted during 2000, 1999 and 1998 was $3.47, $4.46 and $0.08 per share, respectively, with an exercise price equal to the fair value of the Rainmaker's common stock on the date of grant. The weighted-average fair value of options granted during 2000 with an exercise price below the deemed fair value of Rainmaker's common stock on the date of grant was $5.60 per share.

8. Related Party Transactions

   During 2000, 1999 and 1998, Rainmaker purchased inventories and service agreements from a stockholder at a cost of $5.4 million, $17.5 million and $15.9 million, respectively. At December 31, 2000 and 1999,

                            RAINMAKER SYSTEMS, INC.

Rainmaker owed that stockholder $817,000, and $1.7 million, respectively, for such purchases. Also, during 2000, 1999 and 1998, Rainmaker received marketing development fund reimbursements of $630,000, $992,000 and $982,000, respectively, from that stockholder. Amounts totaling $386,000 and $257,000 were receivable from that stockholder at December 31, 2000 and 1999, respectively. Management believes that these transactions were conducted on terms that would have been obtained if the parties were dealing at arm's length.

9. Employee Benefit Plan

   The Company has a defined contribution benefit plan established under the provisions of Section 401(k) of the Internal Revenue Code. All employees may elect to contribute up to 20% of their compensation to the plan through salary deferrals. The Company matches 25% of the first 6% of the employee's compensation contributed to the plan. During the years ended December 31, 2000, 1999 and 1998, the Company made cash contributions to the plan of $112,000, $103,000 and $62,000, respectively.

                Schedule II--Valuation and Qualifying Accounts

   A schedule of the allowance for sales returns and doubtful accounts is presented below (in thousands):

                                               Additions
                                    Balance at Charged to Write-offs  Balance
                                    Beginning  Costs and     and     at End of
       Description                   of Year    Expenses  Recoveries   Year
       -----------                  ---------- ---------- ---------- ---------
Allowance for sales returns and
 doubtful accounts:
  Year ended December 31, 2000.....    $536       $177       $105      $608
  Year ended December 31, 1999.....    $314       $299       $ 77      $536
  Year ended December 31, 1998.....    $298       $286       $270      $314

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scotts Valley, State of California, on the 27th day of March, 2001.

                                          RAINMAKER SYSTEMS, INC.

                                                   /s/ Michael Silton
                                          By: _________________________________
                                              Michael Silton, Chairman of the
                                                           Board,
                                               President and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

             Signature                             Title                      Date
             ---------                             -----                      ----

       /s/ Michael Silton            Chairman of the Board, President    March 27, 2001
____________________________________  and Chief Executive Officer
           Michael Silton             (Principal Executive Officer)

      /s/ Martin Hernandez           Secretary, Chief Operating Officer  March 27, 2001
____________________________________  and Acting Chief Financial Officer
          Martin Hernandez            (Chief Accounting Officer)

         /s/ Alok Mohan              Director                            March 27, 2001
____________________________________
             Alok Mohan

        /s/ Peter Silton             Director                            March 27, 2001
____________________________________
            Peter Silton

       /s/ Andrew Sheehan            Director                            March 27, 2001
____________________________________
           Andrew Sheehan

        /s/ Robert Leff              Director                            March 27, 2001
____________________________________
            Robert Leff