Form 10-Q
period 2001-03-31
RAINMAKER SYSTEMS INC
filed 2001-05-02
CIK 1094007

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(MARK ONE)

     / X /    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     At April 20, 2001, registrant had 37,737,330 shares outstanding of Common Stock.

                            RAINMAKER SYSTEMS, INC.
                          FORM 10-Q QUARTERLY REPORT
              AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2001


                               TABLE OF CONTENTS

                                                                                                          Page
                                                                                                         -------
PART I.   FINANCIAL INFORMATION
Item 1.   Interim Financial Statements:
          Balance Sheets..............................................................................         3
          Statements of Operations....................................................................         4
          Statements of Cash Flows....................................................................         5
          Notes to Financial Statements...............................................................         6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......         8

Item 3.   Qualitative and Quantitative Disclosures About Market Risk..................................        16

PART II.  OTHER INFORMATION
Item 1.   Legal proceedings...........................................................................        18
Item 2.   Changes in securities and use of proceeds...................................................        18
Item 6.   Exhibits and reports on Form 8-K............................................................        18

          Signatures..................................................................................        19

PART I. - FINANCIAL INFORMATION


ITEM 1.  INTERIM FINANCIAL STATEMENTS



                            RAINMAKER SYSTEMS, INC.
                                BALANCE SHEETS
                       (In thousands except share data)


                                                                                                March 31,        December 31,
                                                                                                  2001               2000
                                                                                               -----------       ------------
                                                                                               (unaudited)
                                     Assets
Current assets:
    Cash and cash equivalents................................................................      $ 15,092       $   22,879
    Accounts receivable, less allowance for sales returns and doubtful accounts
       of $553 in 2001 and $608 in 2000......................................................         7,014            8,271
    Inventories..............................................................................           246              403
    Other receivables........................................................................           372              680
    Prepaid expenses and other current assets................................................         1,433            1,211
                                                                                                   --------       ----------
         Total current assets................................................................        24,157           33,444
Property and equipment, net..................................................................         8,220            8,483
Other noncurrent assets......................................................................           273              295
                                                                                                   --------       ----------
         Total assets........................................................................      $ 32,650       $   42,222
                                                                                                   ========       ==========

                            Liabilities and Stockholders' Equity
 Current liabilities:
    Accounts payable.........................................................................      $  7,819         $  9,508
    Payable to a related party...............................................................           353              817
    Accrued compensation and benefits........................................................         1,977            2,567
    Accrued liabilities......................................................................         1,131            1,823
    Current portion of capital lease obligations.............................................           987            1,183
                                                                                                   --------       ----------
         Total current liabilities...........................................................        12,267           15,898

Capital lease obligations, less current portion..............................................           819            1,018
Other long-term liabilities..................................................................            23               23

Stockholders' equity:
    Common stock, $0.001 par value:
         Authorized shares: 80,000,000;
         Issued and outstanding shares:  37,737,330 in 2001 and 38,336,904 in 2000...........            38               38
Additional paid-in capital...................................................................        56,573           57,732
Deferred stock compensation..................................................................          (266)            (363)
Accumulated deficit..........................................................................       (36,804)         (32,124)
                                                                                                   --------       ----------
         Total stockholders' equity..........................................................        19,541           25,283
                                                                                                   --------       ----------
         Total liabilities and stockholders' equity..........................................      $ 32,650       $   42,222
                                                                                                   ========       ==========

                            See accompanying notes.

                            RAINMAKER SYSTEMS, INC.
                           STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)


                                                         Three months ended
                                                             March 31,
                                                        --------------------

                                                          2001         2000
                                                          ----         ----
                                                            (unaudited)

CRM services revenue                                     $12,224     $17,451
Cost of CRM services revenue                               8,803      12,828
                                                         -------     -------
     CRM services gross profit......................       3,421       4,623

Selling, general and administrative expenses               8,307       9,881
                                                         -------     -------
     Operating loss.................................      (4,886)     (5,258)
Interest income, net                                         210         510
                                                         -------     -------
     Net loss.......................................      (4,676)     (4,748)
                                                         =======     =======

Net loss per common share:
     Basic..........................................     $ (0.12)    $ (0.12)
                                                         =======     =======
     Diluted........................................     $ (0.12)    $ (0.12)
                                                         =======     =======
Number of shares used in per share computations:
     Basic..........................................      38,057      38,383
                                                         =======     =======
     Diluted........................................      38,057      38,383
                                                         =======     =======

                            See accompanying notes.

                            RAINMAKER SYSTEMS, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                       Three months ended
                                                                                            March 31,
                                                                                 -------------------------------
                                                                                    2001                  2000
                                                                                   -------               -------
                                                                                 (unaudited)
Operating activities:
 Net loss.......................................................................   $(4,676)              $(4,748)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization.................................................       754                   280
  Amortization of deferred stock compensation...................................        97                   205
  Provision (credit) for sales returns and doubtful accounts....................       (55)                    8
  Changes in operating assets and liabilities:
   Accounts receivable..........................................................     1,312                  (863)
   Inventories..................................................................       157                  (123)
   Income taxes receivable......................................................        --                    37
   Prepaid expenses and other assets............................................      (199)                 (112)
   Other receivables............................................................       308                  (308)
   Accounts payable.............................................................    (1,689)                1,892
   Payable to a related party...................................................      (464)                1,103
   Accrued compensation and benefits............................................      (590)                  186
   Accrued liabilities..........................................................      (692)                   62
                                                                                   -------               -------
Net cash used in operating activities...........................................    (5,737)               (2,381)
                                                                                   -------               -------
Investing activities:
 Purchase of property and equipment.............................................      (492)               (2,033)
 Purchase of short-term investments.............................................        --                (3,002)
                                                                                   -------               -------
Net cash used in investing activities...........................................      (492)               (5,035)
                                                                                   -------               -------
Financing activities:
 Proceeds from issuance of common stock from option exercises...................        21                    42
 Repurchase of common stock.....................................................    (1,184)                   --
 Repayment of capital lease obligations.........................................      (395)                  (54)
                                                                                   -------               -------
Net cash used in financing activities...........................................    (1,558)                  (12)
                                                                                   -------               -------
Net decrease in cash and cash equivalents.......................................    (7,787)               (7,428)
 Cash and cash equivalents at beginning of period...............................    22,879                41,129
                                                                                   -------               -------
 Cash and cash equivalents at end of period.....................................   $15,092               $33,701
                                                                                   =======               =======

Supplemental disclosure of cash paid during the period:
 Interest paid..................................................................   $    53               $    42
                                                                                   =======               =======
 Income taxes paid, net of refunds..............................................   $    --               $   (50)
                                                                                   =======               =======

                            See accompanying notes.

                            RAINMAKER SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

  The accompanying financial statements of Rainmaker Systems, Inc. ("Rainmaker") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements are unaudited but reflect all adjustments (consisting of normal recurring items) which are necessary for their fair presentation, in the opinion of management. The results of operations for the interim period ended March 31, 2001 are not necessarily indicative of results to be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with Rainmaker's financial statements and notes thereto included in Rainmaker's Annual Report on Form 10-K for the year ended December 31, 2000.

  The preparation of financial statements in conformity with generally accepted accounting practices requires management to make estimates and assumptions that affect the amounts reported in the unaudited financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2. NET LOSS PER SHARE

  Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the year, less shares subject to repurchase. Diluted net loss per share also gives effect, as applicable, to the potential dilutive effect of outstanding stock options, using the if converted method, as of the beginning of the period presented or the original date of issuance, if later. Rainmaker has excluded all outstanding options and shares subject to repurchase from the calculation of diluted net loss per share because all such securities are anti-dilutive.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1999, the Financial Accounting Standards Board issued FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends FAS 133 to be effective for all fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Rainmaker does not hold any derivative financial instruments and does not currently engage in hedging activities. Adoption of FAS 133 did not have a material impact on Rainmaker's financial position or results of operations. Rainmaker adopted FAS 133 in the first quarter of 2001, effective January 1, 2001.

NOTE 4. COMPREHENSIVE INCOME (LOSS)

  Comprehensive income (loss) includes revenues and expenses and gains and losses that are not included in net income (loss), but rather are recorded directly in stockholders' equity. To date, Rainmaker has not had any significant transactions that are required to be reported in comprehensive income (loss).

NOTE 5. REPURCHASE OF COMMON STOCK

  In November 2000, Rainmaker's Board of Directors authorized a program to repurchase up to 2,000,000 shares of Rainmaker's outstanding Common Stock. For the three months ended March 31, 2001, Rainmaker repurchased and retired 625,000 shares of its Common Stock for a total consideration of $1.2 million.

                            RAINMAKER SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 6. SUBSEQUENT EVENT

  In April 2001, Rainmaker announced that it will reduce its operating expenses going forward by 10 to 20 percent, which will include a workforce reduction of approximately 10 percent.

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

Overview

     Rainmaker Systems, Inc. ("Rainmaker") is a leading outsource provider of Internet-enabled sales and marketing services. Rainmaker delivers targeted programs to maximize revenue per customer and strengthen customer loyalty. Our Contract Renewals Plus(SM) service optimizes the sales and management of support contracts and software subscriptions. By integrating technology, processes and people, Rainmaker provides a transparent customer relationship infrastructure for its clients.

     Rainmaker was founded in 1991 as UniDirect Corporation, a catalog/distributor of business software. We distributed UNIX, NT and Web Server software products manufactured primarily by The Santa Cruz Operation, Inc. ("SCO"), Microsoft Corporation, Corel Corporation, V-Systems Inc. and SunSoft, Inc. Our customers consisted of end users, resellers and distributors. In January 1995, we entered the customer relationship management ("CRM") services business and signed our first CRM services contract. In 1997, we decided to focus exclusively on CRM services and added three new CRM services clients that year. In May 1998, we sold our UniDirect catalog and VarCity distributor businesses to Savoir Technology Group, Inc. The total consideration received was $4.6 million.

     Our CRM services revenue consists of sales of our clients' software subscriptions, support, maintenance and service contracts, training services, software licenses and upgrades to our clients' installed customer base. Substantially all of our sales transactions are reported under the "gross" method, which is based on the total purchase price billed by us to customers for our clients' products and services. We also sell products and services on behalf of our clients whereby we record revenue net, equal to the amount earned in the transaction. Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the end user is received; the service contract or maintenance agreement is delivered; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain. Revenue from product sales is recognized at the time of shipment of the product directly to the customer. Revenue from services we perform is recognized as the services are delivered. Revenue from sales of new clients' products and services typically increases over several quarters before reaching a more moderate level of growth. However, revenue growth can be affected by many factors including customer contract renewal history, customer product satisfaction and competitive pricing.

     Cost of revenue includes payments for our clients' products and services based on the specific pricing terms of each contract and costs associated with fee-based revenues. Costs associated with fee-based revenues consist primarily of salaries and other personnel-related expenses. Some client relationships may be structured such that the costs of these products and services are higher during the start up phase of our relationship until higher purchase discounts are achieved from increased sales volume. In these relationships, once we integrate a client's customer database and begin to meet targeted sales volumes, our gross margins from that client can improve.

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

     We incurred an operating loss and net loss for 1999, 2000 and for the three
months ended March 31, 2001.   During 1999 and 2000, we incurred increasing
operating and net losses as we increased our operating expenses to build our CRM services business. New clients require significant up-front investments including the costs to hire additional staff and create the necessary infrastructure to deliver our services. These costs are typically incurred some time before significant revenue is generated. In late 2000, we repackaged our service offering to include fee-based pricing. We now charge for many of these costs; however, these costs could have an adverse effect on our future financial condition and operating results, depending on market acceptance of new service combinations and pricing options.

Results of Operations

     The following table sets forth for the periods given, selected financial data as a percentage of our revenue. The table and discussion below should be read in connection with the financial statements and the notes thereto, which appear elsewhere in this report as well as with Rainmaker's financial statements and notes thereto included in Rainmaker's Annual Report on Form 10-K for the year ended December 31, 2000.

                                                                     Three Months Ended
                                                                    --------------------
                                                                   March 31,      March 31,
                                                                     2001            2000
                                                                     ----            ----
               CRM services revenue...........................       100.0 %         100.0 %
               Cost of CRM services revenue...................        72.0            73.5
                                                                    ------          ------
                 CRM services gross profit....................        28.0            26.5
               Selling, general and administrative expenses...        68.0            56.6
                                                                    ------          ------
               Operating loss.................................       (40.0)          (30.1)
                Interest income (expense), net................         1.7             2.9
                                                                    ------          ------
               Net loss.......................................       (38.3)%         (27.2)%
                                                                    ======          ======

Comparison of Three Months Ended March 31, 2001 and 2000

     CRM Services Revenue. Revenue from CRM services decreased 30.0% to $12.2 million for the three months ended March 31, 2001 from $17.5 million for the comparable period of 2000. This decrease is primarily due to a decline in business attributable to one of our largest clients and to clients with whom we discontinued marketing and selling their products and services in 2000. Revenue from the marketing and selling of products and services from one of our largest clients decreased $3.1 million in the three months ended March 31, 2001 compared to the comparable period of the prior year. In late 2000, we restructured relationships with various clients to achieve more near-term profits. During late 2000, we terminated relationships with eight clients, whose marketing and selling of their products and services represented $3.5 million of revenue for the three months ended March 31, 2000.

     CRM Services Gross Profit. Gross profit from CRM services decreased 26.0% to $3.4 million for the three months ended March 31, 2001, from $4.6 million for the comparable period in 2000. Gross margin from CRM services increased to 28.0% in the most recent period compared to 26.5% during the comparable period of the prior year. The increase in gross margin is due primarily to a change in service and product mix and a change in the mix of existing clients, resulting from our decision in late 2000 to focus on clients with whom we can maintain profitable business relationships. We expect our gross margins to continue to fluctuate based on our mix of products and services and mix of existing and new clients.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 15.9% to $8.3 million for the three months ended March 31, 2001 from $9.9 million for the comparable period of 2000. The percentage and absolute dollar decrease was primarily attributable to a reduction in personnel (a decrease of 54 average headcount at March 31, 2001 compared to March 31, 2000), and an increased effort to manage and reduce operating expenses. As a percentage of total revenue, these expenses increased to 68.0% for the most recent period from 56.6% in the comparable period of the prior year. The increase in selling, general and administrative expenses as a percentage of total revenue is primarily due to a lower base of revenue for the three months ended March 31, 2001, compared to the comparable period of the prior year. Operating expenses as a percentage of revenue will continue to fluctuate based on our revenue base and management of operating expenses. Going forward, we will reduce our operating expenses by 10 to 20 percent, which will include a workforce reduction of approximately 10 percent.

     Interest Income and Expense. We recorded $210,000 of net interest income in the three months ended March 31, 2001, as compared to $510,000 in the comparable period of 2000. The decrease was primarily attributable to lower invested cash balances.

Liquidity and Sources of Capital

     Historically, we have funded operations from operating cash flows and net cash proceeds from private placements of preferred stock and in November 1999, the initial public offering of our common stock. Cash, cash equivalents and short-term investments were $15.1 million at March 31, 2001. Working capital at March 31, 2001 was $11.9 million.

     Cash used in operating activities during the three months ended March 31, 2001 was $5.7 million compared to $2.4 million for the comparable period of the prior year. The change of $3.3 million was due primarily to changes in our balance sheet accounts. During the first quarter of 2001, accounts payable, accrued compensation and benefits and other accrued liabilities decreased by a total of $3.4 million compared to an increase of $3.2 million in the comparable period of last year. These uses were partially offset by decreases in accounts receivable of $1.3 million compared to an increase in accounts receivable of $863,000 in the comparable period of the prior year.

     Cash used in investing activities during the first quarter of 2001 was $492,000 compared to $5 million for the comparable period of the prior year. The change was due primarily to decreased purchases of short-term investments and capital equipment in 2001. During the first quarter of 2000, capital expenditures consisted primarily of computers and software related to our ERP system and other technology initiatives.

     Cash used in financing activities during the three months ended March 31, 2001 was $1.6 million compared to $12,000 for the comparable period of the prior year. In the first quarter of 2001, we repurchased and retired $1.2 million of common stock and repaid $395,000 of capital lease obligations. This was offset partially by $21,000 of proceeds received from the issuance of common stock from stock option exercises. In the first quarter of 2000, we repaid $54,000 of capital lease obligations which were offset by $42,000 in proceeds received from the issuance of common stock from stock option exercises.

     We believe that our cash, cash equivalents and short-term investments at March 31, 2001 will be sufficient to meet our liquidity needs for at least the next twelve months.

Recent Account Pronouncements

     In June 1999, the Financial Accounting Standards Board issued FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends FAS 133 to be effective for all fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Rainmaker does not hold any derivative financial instruments and does not currently engage in hedging activities. Adoption of FAS 133 did not have a material impact on Rainmaker's financial position or results of operations. Rainmaker adopted FAS 133 in the first quarter of 2001, effective January 1, 2001.

Factors That May Affect Future Results and Market Price of Stock

  We have incurred recent losses and expect to incur losses in the future.

     We entered into the CRM services business in January 1995. We incurred an operating loss of $4.9 million and a net loss of $4.7 million for the three months ended March 31, 2001 and an operating loss of $5.3 million and a net loss of $4.7 million for the three months ended March 31, 2000. We expect to incur operating and net losses for at least the next twelve months as we continue to build our business.

  Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client could result in a substantial decrease in our revenue.

     We have generated a significant portion of our revenue from the sales of products and services of a limited numbers of clients. As of March 31, 2001, we have 11 clients. For the three months ended March 31, 2001, sales to customers of Sybase, Inc. ("Sybase"), Parametric Technology Corporation ("PTC"), The Santa Cruz Operation, Inc. ("SCO"), Hewlett-Packard ("HP"), PumaTech, Inc., and Novell, Inc. ("Novell") accounted for approximately 24%, 21%, 16%, 14%, 11% and 10%, respectively of our CRM services revenue. For the three months ended March 31, 2000, sales to customers of SCO, Sybase, PTC, and Novell accounted for approximately 28%, 21%, 12%, and 10%, respectively of our CRM services revenue. We expect that a small number of clients will continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our principal clients could cause a significant decrease in our revenue. In addition, our software and other technology clients operate in industries that are consolidating, which may reduce the number of our existing and potential clients.

     In late 2000, we decided to focus our resources on clients with whom we can maintain a profitable business relationship. This resulted in the discontinuation of relationships to certain clients and a lower base of revenues. In 2000, we terminated relationships with eight clients, whose marketing and selling of their products and services represented $3.5 million in revenue for the three months ended March 31, 2000. There is a possibility that we may discontinue more client relationships which could cause a decrease in our revenue.

  Our revenue will decline if demand for our clients' products and services decreases.

     Our business primarily consists of marketing and selling our clients' products and services to their existing customers. In addition, most of our revenue is based on a "pay for performance" model from which our compensation is based on the amount of our clients' products and services that we sell. Accordingly, if a particular client's products and services fail to appeal to its customers for reasons beyond our control, such as preference for a competing product or service, our revenue from the sale of client's products and services may decline.

     We are exposed to general economic conditions.

     As a result of recent unfavorable economic conditions in the United States, our revenue may decline. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

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

     Factors which may cause our future operating results to be below expectations include:

       .  the growth of the market for outsourced CRM solutions;
       .  the demand for and acceptance of our services;
       .  the demand for our clients' products and services;
       .  the length of the sales and integration cycle for our new clients;
       . our ability to develop and implement additional services, products and technologies; and
       .  the success of our direct sales force.

  The length and unpredictability of the sales and integration cycles for our services could cause delays in our revenue growth.

     Selection of our services often entails an extended decision-making process on the part of prospective clients. We often must provide a significant level of education regarding the use and benefit of our services, which may delay the evaluation and acceptance process. The selling cycle can extend to approximately six to nine months or longer between initial client contact and signing of a contract for our services. Additionally, once our services are selected, the integration of our services often can be a lengthy process which further impacts the timing of revenue. Because we are unable to control many of the factors that will influence our clients' buying decisions or the integration of our services, the length and unpredictability of the sales and integration cycles will make it difficult for us to forecast the growth and timing of our revenue from the marketing and selling of our clients' products and services.

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

     Competition in CRM services is intense, and we expect such competition to increase in the future. Our competitors include comprehensive system integrators, e-commerce solutions providers, and other outsource providers of different components of customer interaction management. We also face competition from internal departments of current and potential clients. Many of our existing or potential competitors have greater name recognition, longer operating histories, and significantly greater financial, technical and marketing resources, which could further impact our ability to address competitive pressures. Should competitive factors require us to increase spending for, and investment in, client acquisition and retention or for the development of new services, our expenses could increase disproportionately to our revenues. Competitive pressures may also necessitate price reductions and other actions that would likely affect our business adversely. Additionally, there can be no assurances that we will have the resources to maintain a higher level of spending to address changes in the competitive landscape. Failure to maintain or to produce revenue proportionate to any increase in expenses would have a negative impact on our financial results.

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

     Growth will place significant demands on our management, administrative, operational and financial resources. In addition, our anticipated future growth will place additional demands on our resources. We will need to continue to improve our operational, financial and managerial controls and information systems and procedures and will need to continue to expand, train and manage our overall work force. If we are unable to manage additional growth effectively, our business will be harmed.

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

     Our directors and entities affiliated with them together control approximately 50% of our outstanding shares (based on the number of shares outstanding as of March 31, 2001). As a result, any significant combination of those stockholders, acting together, will have the ability to control all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Rainmaker, which, in turn, could depress the market price of our common stock.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We currently do not and do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We mitigate default risk by investing in low-risk securities. To minimize our risks, we maintain our portfolio of cash equivalents in a variety of short-term and liquid securities including money market funds, commercial paper, U.S. government and agency securities and municipal bonds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing market interest rate. As of March 31, 2001, 100% of our portfolio was invested in instruments which mature in less than 90 days.

     The following presents the amount of our cash equivalents that may be subject to market risk and weighted average interest rate as of March 31, 2001. This amount does not include money market funds because those funds are not subject to market risk.

                                          Maturing in          Estimated
                                          three months            Fair
                                             or less             Value
                                          -------------      --------------

          (in thousands)
          Fixed rate securities                $9,103             $9,103
          Weighted average interest rate          5.9%

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

     The shares were sold at a price per share of $8.00. The aggregate offering price of the shares offered by Rainmaker was $46,000,000, less underwriting discounts and commissions of $3,220,000 and expenses of approximately $2,207,000. Approximately $20.9 million of the proceeds have been used for operating activities through March 31, 2001 and approximately $7.9 million of the proceeds have been used for capital expenditures. The balance of such proceeds is to be used for general corporate purposes to support business expansion including new client acquisition, capital expenditures, development of new services and possible expansion into international markets. In addition, we may use a portion of the net proceeds to acquire complementary products, technologies or businesses; however, we currently have no commitments or agreements and are not involved in any negotiations to do so. None of Rainmaker's net proceeds of the offering were paid directly or indirectly to any director, officer or their associates, persons owning 10% or more of any class of equity securities of Rainmaker or an affiliate of Rainmaker.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The following Exhibits are filed with this report as indicated below:

        10.25 +Amendment No. 2, dated March 1, 2001, to Outsource Services Agreement dated March 26, 1999 between
               Rainmaker Systems, Inc. and Novell, Inc., together with amendments dated September 8, 1999.

        10.26 +Amendment No. 1, dated February 5, 2001, to Internet Applications Division (IAD) Reseller Agreement dated March 22, 1999 between Sybase, Inc. and Rainmaker
               Systems, Inc.

        + Confidential treatment has been requested by Rainmaker for certain portions of the referenced exhibit pursuant to Rule 24b-2.


     (b)  Reports on Form 8-K

          None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RAINMAKER SYSTEMS, INC.

Dated: May 2, 2001                  By: /s/ MICHAEL SILTON
                                       ---------------------------------------
                                            Michael Silton
                                       Chairman of the Board, President and
                                            Chief Executive Officer
                                         (Principal Executive Officer)

                                    By: /s/  MARTIN HERNANDEZ
                                       ---------------------------------------
                                            Martin Hernandez
                                         Secretary, Chief Operating Officer and
                                         interim Chief Financial Officer
                                             (Chief Accounting Officer)