Form 10-Q
period 2001-06-30
RAINMAKER SYSTEMS INC
filed 2001-08-10
CIK 1094007

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934



                                  (MARK ONE)

              / X / FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001

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



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

 At July 31, 2001, registrant had outstanding 37,915,114 shares of Common Stock.

                            RAINMAKER SYSTEMS, INC.
                          FORM 10-Q QUARTERLY REPORT
          AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I.    FINANCIAL INFORMATION
Item 1.    Interim Unaudited Financial Statements:
           Balance Sheets..................................................   3
           Statements of Operations........................................   4
           Statements of Cash Flows........................................   5
           Notes to Financial Statements...................................   6
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................   8
Item 3.    Qualitative and Quantitative Disclosures About Market Risk......  17

PART II.   OTHER INFORMATION
Item 1.    Legal proceedings...............................................  18
Item 2.    Changes in securities and use of proceeds.......................  18
Item 4.    Submission of matters to a vote of security holders.............  18
Item 5.    Other information...............................................  18
Item 6.    Exhibits and reports on Form 8-K................................  19

           Signatures......................................................  20

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            RAINMAKER SYSTEMS, INC.
                                BALANCE SHEETS
                       (In thousands except share data)

                                                                           June 30,      December 31,
                                                                             2001            2000
                                                                         --------------  ------------
                                                                          (unaudited)
                                     Assets
Current assets:
    Cash and cash equivalents..........................................    $ 12,024     $     22,879
    Accounts receivable, less allowance for sales returns and doubtful
      accounts of $572 in 2001 and $608 in 2000........................       5,652            8,271
    Inventories........................................................          44              403
    Other receivables..................................................         229              680
    Prepaid expenses and other current assets..........................       1,013            1,211
                                                                           --------     ------------
         Total current assets..........................................      18,962           33,444
Property and equipment, net............................................       7,711            8,483
Other noncurrent assets................................................         274              295
                                                                           --------     ------------
         Total assets..................................................    $ 26,947     $     42,222
                                                                           ========     ============

                            Liabilities and Stockholders' Equity
 Current liabilities:
    Accounts payable...................................................    $  6,310     $      9,508
    Payable to a related party.........................................         300              817
    Accrued compensation and benefits..................................       1,320            2,567
    Accrued liabilities................................................       1,151            1,823
    Current portion of capital lease obligations.......................         748            1,183
                                                                           --------     ------------
         Total current liabilities.....................................       9,829           15,898

Capital lease obligations, less current portion........................         652            1,018
Other long-term liabilities............................................          23               23

Stockholder's equity:
    Common stock, $0.001 par value:
         Authorized shares - 80,000,000;
         Issued and outstanding shares: 37,927,414 in 2001 and
           38,336,904 in 2000..........................................          38               38
Additional paid-in capital.............................................      56,630           57,732
Deferred stock compensation............................................        (144)            (363)
Accumulated deficit....................................................     (40,081)         (32,124)
                                                                           --------     ------------
         Total stockholders' equity....................................      16,443           25,283
                                                                           --------     ------------
         Total liabilities and stockholders' equity....................    $ 26,947     $     42,222
                                                                           ========     ============

                            See accompanying notes.

                            RAINMAKER SYSTEMS, INC
                           STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                             Three months ended            Six months ended
                                                                 June 30,                      June 30,
                                                       ---------------------------    ---------------------------
                                                          2001              2000          2001           2000
                                                       ------------   ------------    ------------   ------------
                                                                (unaudited)                    (unaudited)
CRM services revenue.................................     $10,755        $14,807        $22,979        $ 32,258
Cost of CRM services revenue.........................       7,169         10,562         15,971          23,390
                                                          -------        -------        -------        --------
     CRM services gross profit......................        3,586          4,245          7,008           8,868

Selling, general and administrative expenses........        6,962          9,982         15,270          19,863
Restructuring charge................................           --            868             --             868
                                                          -------        -------        -------        --------
     Operating loss.................................       (3,376)        (6,605)        (8,262)        (11,863)
Interest income, net................................           94            503            305           1,013
                                                          -------        -------        -------        --------
     Net loss.......................................      $(3,282)       $(6,102)       $(7,957)       $(10,850)
                                                          =======        =======        =======        ========

Net loss per common share:
     Basic..........................................      $ (0.09)       $ (0.16)       $ (0.21)       $  (0.28)
                                                          =======        =======        =======        ========
     Diluted........................................      $ (0.09)       $ (0.16)       $ (0.21)       $  (0.28)
                                                          =======        =======        =======        ========
Number of shares used in per share computations:
     Basic..........................................       37,856         38,709         37,958          38,505
                                                          =======        =======        =======        ========
     Diluted........................................       37,856         38,709         37,958          38,505
                                                          =======        =======        =======        ========

                            See accompanying notes.

                            RAINMAKER SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            Six months ended
                                                                                June 30,
                                                                    ------------------------------
                                                                       2001               2000
                                                                       ----               ----
                                                                            (unaudited)
Operating activities:
 Net loss.......................................................       $ (7,957)         $(10,850)
 Adjustments to reconcile net loss to net cash
      used in operating activities:
  Depreciation and amortization of property and equipment.......          1,527               641
  Amortization of deferred stock compensation...................            180               368
  Provision (credit) for sales returns and doubtful accounts....            (36)               31
  Changes in operating assets and liabilities:
   Accounts receivable..........................................          2,655             2,244
   Inventories..................................................            359                19
   Income taxes receivable......................................              2                37
   Prepaid expenses and other assets............................            219              (358)
   Other receivables............................................            451              (300)
   Accounts payable.............................................         (3,198)            1,211
   Payable to a related party...................................           (517)           (1,363)
   Accrued compensation and benefits............................         (1,247)              577
   Accrued liabilities..........................................           (674)               85
                                                                       --------          --------
Net cash used in operating activities...........................         (8,236)           (7,658)
Investing activities:
 Proceeds from sale of catalog/distributor......................             --               800
 Purchase of property and equipment.............................           (755)           (3,637)
 Purchase of short-term investments.............................             --              (246)
 Purchase of long-term investments..............................             --              (100)
                                                                       --------          --------
Net cash used in investing activities...........................           (755)           (3,183)
Financing activities:
 Repurchase of common stock.....................................         (1,184)               --
 Proceeds from issuance of common stock from ESPP...............             50               461
 Proceeds from issuance of common stock from option exercises...             71               127
 Repayment of capital lease obligations.........................           (801)             (191)
                                                                       --------          --------
Net cash (used in) provided by financing activities.............         (1,864)              397
                                                                       --------          --------
Net decrease in cash and cash equivalents.......................        (10,855)          (10,444)
 Cash and cash equivalents at beginning of period...............         22,879            41,129
                                                                       --------          --------
 Cash and cash equivalents at end of period.....................       $ 12,024          $ 30,685
                                                                       ========          ========
Supplemental disclosure of cash paid during the period:
 Interest paid..................................................       $     96          $    100
                                                                       ========          ========
 Income taxes paid, net of refunds..............................       $     --          $    (50)
                                                                       ========          ========
Supplemental schedule of noncash investing and financing
 activities:
 Acquisition of equipment under capital leases..................       $     --          $  1,590
                                                                       ========          ========

                            See accompanying notes.

                            RAINMAKER SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

  The accompanying financial statements of Rainmaker Systems, Inc. ("Rainmaker") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements are unaudited but reflect all adjustments (consisting of normal recurring items) which are necessary for their fair presentation, in the opinion of management. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results to be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with Rainmaker's financial statements and notes thereto included in Rainmaker's Annual Report on Form 10-K for the year ended December 31, 2000.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2: REVENUE RECOGNITION

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

NOTE 3. NET LOSS PER SHARE

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

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 6. REPURCHASE OF COMMON STOCK

  In November 2000, Rainmaker's Board of Directors authorized a program to repurchase up to 2,000,000 shares of Rainmaker's outstanding Common Stock. For the three months ended June 30, 2001, no shares were repurchased. For the six months ended June 30, 2001, Rainmaker repurchased and retired 625,000 shares of its Common Stock for total consideration of $1.2 million.

                            RAINMAKER SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 7. SEGMENT REPORTING

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

Overview

  Rainmaker Systems, Inc. ("Rainmaker") is a leading outsource provider of Internet-enabled sales and marketing services. Rainmaker delivers targeted programs to maximize revenue per customer and strengthen customer loyalty. Our Contract Renewals Plussm service optimizes the sales and management of support contracts and software subscriptions. By integrating technology, processes and people, Rainmaker provides a transparent customer relationship infrastructure for its clients.

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

  We incurred an operating loss and net loss for 1999, 2000 and for the three and six months ended June 30, 2001. During 1999 and 2000, we incurred increasing operating and net losses as we increased our operating expenses to build our CRM services business. New clients require significant up-front investments including the costs to hire additional staff and create the necessary infrastructure to deliver our services. These costs are typically incurred some time before significant revenue is generated. In late 2000, we repackaged our service offering to include fee-based pricing. We now charge for many of these costs; however, these costs could have an adverse effect on our future financial condition and operating results, depending on market acceptance of new service combinations and pricing options.

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

                                                               Three Months Ended    Six Months Ended
                                                               ------------------    -----------------
                                                               June 30,   June 30,   June 30,  June 30,
                                                                2001        2000       2001      2000
                                                                ----        ----       ----      ----
          CRM services revenue..............................  100.0 %     100.0 %    100.0 %    100.0 %
          Cost of CRM services revenue......................   66.7        71.3       69.5       72.5
                                                              ------      ------     ------     ------
            CRM services gross profit.......................   33.3        28.7       30.5       27.5
          Selling, general and administrative expenses......   64.7        67.4       66.4       61.6
          Restructuring charge..............................      -         5.9          -        2.7
                                                              ------      ------     ------     ------
          Operating loss....................................  (31.4)      (44.6)     (35.9)     (36.8)
           Interest income, net.............................    0.9         3.4        1.3        3.1
                                                              ------      ------     ------     ------
          Net loss..........................................  (30.5)%     (41.2)%    (34.6)%    (33.7)%
                                                              ======      ======     ======     ======

Comparison of Three Months Ended June 30, 2001 and 2000

  CRM Services Revenue. Revenue from CRM services decreased 27.4% to $10.8 million for the three months ended June 30, 2001 from $14.8 million for the comparable period of 2000. This decrease is primarily due to clients with whom we discontinued marketing and selling of their products and services in 2000 and 2001. In late 2000 and the first half of 2001, we discontinued relationships with various clients to achieve more nearer-term profits. Revenues from these clients represented $450,000 for the three months ended June 30, 2001 as compared to $6.6 million of revenue in the comparable period of 2000. For the three months ended June 30, 2001, revenue from the marketing and selling of products and services sold to customers of continuing clients increased $2.1 million.

  CRM Services Gross Profit. Gross profit from CRM services decreased 15.5% to $3.6 million for the three months ended June 30, 2001, from $4.2 million for the comparable period in 2000. Gross margin from CRM services increased to 33.3% in the most recent period compared to 28.7% during the comparable period of the prior year. The increase in gross margin is due primarily to an increased focus on our core Contract Renewals Plus services and a change in the mix of existing clients, resulting from our decision in late 2000 to focus on clients with whom we can maintain profitable business relationships. We expect our gross margins to continue to vary based on the mix of clients and the services provided.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 30.3% to $7.0 million for the three months ended June 30, 2001 from $10.0 million for the comparable period of 2000. As a percentage of total revenue, these expenses decreased to 64.7% for the most recent period from 67.4% in the comparable period of the prior year. The percentage and absolute dollar decrease was primarily attributable to a reduction in personnel (a decrease of 87 headcount at June 30, 2001, compared to June 30, 2000), resulting from restructuring activities, other staff reduction initiatives and normal attrition, and an increased effort to manage and reduce operating expenses.

  Restructuring. During the second quarter of 2000, we recorded a restructuring charge of $868,000 or $0.02 per share, in connection with a restructuring program, approved by the Board of Directors during the quarter, designed to accelerate a return to profitability. The program resulted in a reduction of 22 positions at all levels throughout Rainmaker. The restructuring charges consisted of $625,000 related to cash severance payments and $50,000 related to legal and other expenses. The restructuring program was completed as of December 31, 2000. The remaining $193,000 of the charge was not used and was reversed in the fourth quarter of 2000.

  Interest Income and Expense. We recorded $137,000 of interest income and $43,000 of interest expense, or net interest income of $94,000 in the three months ended June 30, 2001. This compares to $563,000 of interest income and $58,000 of interest expense, or net interest income of $503,000 in the comparible period of 2000. The net decrease was primarily attributable to lower invested cash balances and lower interest rates.

Comparison of Six Months Ended June 30, 2001 and 2000

  CRM Services Revenue. Revenue from CRM services decreased 28.8% to $23.0 million for the six months ended June 30, 2001 from $32.3 million for the comparable period of 2000. This decrease is primarily due to clients with whom we discontinued marketing and selling of their products and services in 2000 and 2001. In late 2000 and the first half of 2001, we discontinued relationships with various clients to achieve more nearer-term profits. Revenues from these clients represented $3.1 million of revenue for the six months ended June 30, 2001 as compared to $12.6 million of revenue in the comparable period of 2000. For the six months ended June 30, 2001, revenue from the marketing and selling of products and services sold to customers of continuing clients increased $0.2 million.

  CRM Services Gross Profit. Gross profit from CRM services decreased 21.0% to $7.0 million for the six months ended June 30, 2001, from $8.9 million for the comparable period in 2001. Gross margin from CRM services increased to 30.5% in the most recent period compared to 27.5% during the comparable period of the prior year. The increase in gross margin is due primarily to an increased focus on our core Contract Renewals Plus services and a change in the mix of existing clients, resulting from our decision in late 2000 to focus on clients with whom we can maintain profitable business relationships. We expect our gross margins to continue to vary based on the mix of clients and the services provided.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 23.1% to $15.3 million for the six months ended June 30, 2001 from $19.9 million for the comparable period of 2000. The percentage and absolute dollar decrease was primarily attributable to a reduction in personnel (a decrease of 87 headcount at June 30, 2001, compared to June 30, 2000), resulting from restructuring activities, other staff reduction initiatives and normal attrition, and an increased effort to manage, control and reduce expenses. As a percentage of total revenue, these expenses increased to 66.4% for the most recent period from 61.6% in the comparable period of the prior year. The increase in selling, general and administrative expenses as a percentage of revenue is due to a lower base of revenue for the six months ended June 30, 2001. Selling, general and administrative expenses as a percentage of revenue will continue to fluctuate based on our revenue base and management of expenses.

  Restructuring. During the second quarter of 2000, we recorded a restructuring charge of $868,000 or $0.02 per share, in connection with a restructuring program, approved by the Board of Directors during the quarter, designed to accelerate a return to profitability. The program resulted in a reduction of 22 positions at all levels throughout Rainmaker. The restructuring charges consisted of $625,000 related to cash severance payments and $50,000 related to legal and other expenses. The restructuring program was completed as of December 31, 2000. The remaining $193,000 of the charge was not used and was reversed in the fourth quarter of 2000.

  Interest Income and Expense. We recorded $401,000 of interest income and $96,000 of interest expense or net interest income of $305,000 in the six months ended June 30, 2001. This compares to $1.1 million of interest income and $100,000 of interest expense, or net interest income of $1.0 million in the comparable period of 2000. The net decrease was primarily attributable to lower invested cash balances and lower interest rates.

Liquidity and Sources of Capital

  Historically, we have funded operations from operating cash flows and net cash proceeds from private placements of preferred stock, and in November 1999, the initial public offering of our common stock. Cash, cash equivalents and short-term investments were $12.0 million at June 30, 2001. Working capital at June 30, 2001 was $9.1 million.

  Cash used in operating activities during the six months ended June 30, 2001 was $8.2 million compared to $7.7 million for the comparable period of the prior year. Net cash used for the six months ended June 30, 2001 was primarily due to a net loss of $8.0 million, after adjusting for noncash charges of depreciation and amortization of $1.7 million, offset by net cash used in our operating assets and liabilities of $1.9 million. Net cash used in our operating assets and liabilities resulted primarily from a decrease in our current liabilities partially offset by decreases in accounts receivable, inventory, prepaid expenses and other assets. For the comparable period in 2000, net cash used in operating activities for the first six months of 2000 was primarily due to a net loss of $10.9 million, after adjusting for noncash charges of depreciation and amortization of $1.0 million and net cash provided by our operating assets and liabilities of $2.2 million. Net cash provided by our operating assets and liabilities resulted primarily from decreases in our accounts receivable and increases in accounts payable, accrued compensation and benefits and other accrued liabilities, partially offset by decreases in payable to a related party and increases to prepaid expenses and other assets.

  Cash used in investing activities during the first half of 2001 was $755,000 compared to $3.2 million for the comparable period of the prior year. The change was due to decreased capital expenditures in 2001. During the first six months of 2000, capital expenditures consisted primarily of computers and software related to our ERP system and other infrastructure-related initiatives.

  Cash used by financing activities during the six months ended June 30, 2001 was $1.9 million compared to cash provided by financing activities of $397,000 for the comparable period of the prior year. During the first six months of 2001, we repurchased and retired $1.2 million of common stock and repaid $801,000 of capital lease obligations. This was offset partially by $121,000 of proceeds received from the issuance of common stock from stock option exercises and our employee stock purchase plan. For the comparable period in 2000, we received $587,000 in proceeds from the issuance of common stock from stock option exercises and our employee stock purchase plan. This was partially offset by $191,000 of repayments of capital lease obligations.

  We believe that our cash and cash equivalents at June 30, 2001 will be sufficient to meet our liquidity needs for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

We have incurred recent losses and may incur losses in the future.

  We entered into the CRM services business in January 1995. We incurred an operating loss of $3.4 million and a net loss of $3.3 million for the three months ended June 30, 2001 and an operating loss of $6.6 million and a net loss of $6.1 million for three months ended June 30, 2000. For the six months ended June 30, 2001, we incurred an operating loss of $8.3 million and a net loss of $8.0 million. For the six months ended June 30, 2000, we incurred an operating loss of $11.9 million and a net loss of $10.9 million. We may incur losses in the future, depending on the timing of signing new clients, impact of new and existing clients and our ability to continue to increase our operating efficiencies.

Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client could result in a substantial decrease in our revenue.

  We have generated a significant portion of our revenue from a limited numbers of clients. As of June 30, 2001, we have seven clients. For the three months ended June 30, 2001, sales to customers of Sybase, Inc. ("Sybase"), Hewlett-Packard ("HP"), SCO, IBM and Novell, Inc. ("Novell") each individually accounted for 10% or more of our CRM services revenue. For the three months ended June 30, 2000, sales to customers of Sybase, Parametric Technology Corporation ("PTC"), SCO and Novell each individually accounted for 10% or more of our CRM services revenue. For the three months ended June 30, 2001 and 2000, sales to customers previously mentioned collectively represented 84.0% and 63.9%, respectively, of

Rainmaker's CRM services revenue. For the six months ended June 30, 2001, sales to customers of Sybase, HP, SCO, PTC, and Novell each individually accounted for approximately 10% or more of our CRM services revenue. For the six months ended June 30, 2000, sales to customers of Sybase, SCO, PTC, and Novell each individually accounted 10% or more of our CRM services revenue. For the six months ended June 30, 2001 and 2000, sales to customers previously mentioned collectively represented 80.7% and 68.7%, respectively, of Rainmaker's CRM services revenue. We expect that a small number of clients will continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our principal clients could cause a significant decrease in our revenue. In addition our software and technology clients operate in industries that are consolidating, which may reduce the number of our existing and potential clients.

     In late 2000, we decided to focus our resources on clients with whom we can maintain a profitable business relationship. This resulted in the discontinuation of relationships with certain clients and a lower base of revenues. In 2000 and the first half of 2001, we discontinued relationships with clients whose marketing and selling of their products and services represented $6.6 million and $12.6 million in revenue, respectively for the three months and six months ended June 30, 2000. There is a possibility that we may discontinue more client relationships which could cause a decrease in our revenue.

Our revenue will decline if demand for our clients' products and services decreases.

     Our business primarily consists of marketing and selling our clients' products and services to their existing customers. In addition, most of our revenue is based on a ''pay for performance'' model in which our compensation is based on the amount of our clients' products and services that we sell. Accordingly, if a particular client's products and services fail to appeal to its customers for reasons beyond our control, such as preference for a competing product or service, our revenue from sales of that client's products and services may decline.

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

     Our long-term growth strategy may include expansion into international markets. As a result, we may need to establish international operations, hire additional personnel and establish relationships with additional clients and customers in those markets. This expansion may require significant financial resources and management attention and could have a negative effect on our earnings. We cannot assure you that we will be successful in creating international demand for our CRM services or that we will be able to effectively sell our clients' products and services in international markets.

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

     California's two largest power companies are currently experiencing a power shortage that has resulted in "rolling" blackouts to maintain the stability of the state power grid. Our facilities have backup generators but we may be susceptible to power interruptions as long as the energy crisis continues. One of the power companies, PG&E, has filed an additional contingency plan with the California Public Utilities Commission that would, if implemented, result in lengthy and routine power interruptions that would directly impact our leading-edge process technology development efforts, which could have a material adverse impact on our business. We are continuing to assess the impact of the energy crisis on our operations.

If we fail to adequately protect our intellectual property or face a claim of intellectual property infringement by a third party, we may lose our intellectual property rights and be liable for significant damages.

     We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our trade secrets, copyrights, trademarks, service marks, trade names or other proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe the intellectual property rights of others, other parties may assert infringement claims against us that we violated their intellectual property rights. These claims even if not true, could result in significant legal and other costs and may be a distraction to management. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States, so if our business expands into foreign countries, risks associated with protecting our intellectual property will increase. We have applied for registration of the service mark "Rainmaker Systems," "Contracts Renewals Plus, and "Education Sales Plus" in the United States, and certain foreign countries.

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

     Our directors and entities affiliated with them together control approximately 50% of our outstanding shares (based on the number of shares outstanding as of June 30, 2001). As a result, any significant combination of those stockholders, acting together, will have the ability to control all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Rainmaker, which, in turn, could depress the market price of our common stock.

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

If we fail to meet Nasdaq National Market listing requirements, our common stock will be delisted.

     Our common stock is currently listed on the Nasdaq National Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq National Market. If we continue to experience losses from our operations or we are unable to raise additional funds, we might not be able to maintain the standards for continued operation on the Nasdaq National Market, including the minimum bid price requirement of $1.00 per share and net tangible assets of $4 million. Although our net tangible assets were $16.4 million as of June 30, 2001, the minimum bid price for our common stock has been below $1.00 recently. If as a result of the application of these listing requirements, our common stock is delisted from the Nasdaq National Market, our stock would become harder to buy and sell. Further, our stock could then potentially be subject to what are known as the "penny stock" rules, which place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq National Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. As a result, the ability to resell shares of our common stock could be adversely affected.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We currently do not and do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We mitigate default risk by investing in low-risk securities. To minimize our risks, we maintain our portfolio of cash equivalents in a variety of short-term and liquid securities including money market funds, commercial paper, U.S. government and agency securities and municipal bonds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing market interest rate. As of June 30, 2001, 100% of our portfolio was invested in instruments which mature in less than 90 days.

     The following presents the amount of our cash equivalents that may be subject to market risk and weighted average interest rate as of June 30, 2001. This amount does not include money market funds because those funds are not subject to market risk.

                                               Maturing in       Estimated
                                              three months         Fair
                                                 or less           Value
                                              -------------     -----------
          (in thousands)
          Fixed rate securities                  $6,439            $6,439
          Weighted average interest rate           6.08%

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

     The shares were sold at a price per share of $8.00. The aggregate offering price of the shares offered by Rainmaker was $46,000,000, less underwriting discounts and commissions of $3,220,000 and expenses of approximately $2,207,000. Approximately $21.5 million of the proceeds have been used for operating activities through June 30, 2001 and approximately $8.1 million of the proceeds have been used for capital expenditures. The balance of such proceeds is to be used for general corporate purposes to support business expansion including new client acquisition, capital expenditures, development of new services and possible expansion into international markets. In addition, we may use a portion of the net proceeds to acquire complementary products, technologies or businesses; however, we currently have no commitments or agreements and are not involved in any negotiations to do so. None of Rainmaker's net proceeds of the offering were paid directly or indirectly to any director, officer or their associates, persons owning 10% or more of any class of equity securities of Rainmaker or an affiliate of Rainmaker.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     On May 16, 2001, the Annual Meeting of Stockholders was held at which the following matters were submitted to and voted on by the stockholders. The results of the votes are set forth below:

     1. The following two persons were elected to the Board of Directors for a three year term ending in 2004, or until their successors are duly elected and qualified:

                                                                   Broker
           Nominee          Votes for  Votes Against  Withheld    non votes
           -------          ---------  -------------  --------    ---------
           Alok Mohan      31,264,555         ---     3,214,666       ---
           Peter Silton    31,263,972         ---     3,215,249       ---

        Each other director whose term of office as a director continued after the Annual Meeting of Stockholders is as follows: Andrew Sheehan, Michael Silton, Robert Leff.

     2. Stockholders approved the ratification of Ernst & Young LLP as Rainmaker's independent auditors for the year ending December 31, 2001:
        31,389,474 votes were for the election, 11,431 votes were against, and 3,078,316 votes were withheld.

ITEM 5.  OTHER INFORMATION

     On May 21, 2001, Peter Silton resigned from the Board of Directors and was replaced by James T. Richardson.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

     The following Exhibits are filed with this report as indicated below:

          10.27 +Non Technical Services Agreement, dated April 6, 2001 between Rainmaker Systems, Inc. and International Business Machines Corporation

          10.28 +Master Agreement, dated May 4, 2001, between Rainmaker Systems, Inc. and Caldera Systems, Inc.

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

                                    RAINMAKER SYSTEMS, INC.

Dated: August 10, 2001              By: /s/ MICHAEL SILTON
                                        ---------------------------
                                            Michael Silton
                                        Chairman of the Board, President and
                                          Chief Executive Officer
                                        (Principal Executive Officer)

                                    By: /s/ MARTIN HERNANDEZ
                                        ----------------------------
                                            Martin Hernandez,
                                    Secretary, Chief Operating Officer
                                    and interim Chief Financial Officer
                                         (Chief Accounting Officer)