Form 10-Q
period 2001-09-30
RAINMAKER SYSTEMS INC
filed 2001-10-19
CIK 1094007

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                   (MARK ONE)
            / X / FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     At October 11, 2001, registrant had outstanding 37,987,858 shares of Common Stock.

                             RAINMAKER SYSTEMS, INC.
                                    FORM 10-Q
        AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

Item 1.   Interim Financial Statements:
          Balance Sheets ..................................................   3
          Statements of Operations ........................................   4
          Statements of Cash Flows ........................................   5
          Notes to Financial Statements ...................................   6
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ...........................................   8
Item 3.   Qualitative and Quantitative Disclosures About Market Risk ......  17

PART II.  OTHER INFORMATION

Item 1.   Legal proceedings ...............................................  18
Item 2.   Changes in securities and use of proceeds .......................  18
Item 6.   Exhibits and reports on Form 8-K ................................  18

          Signatures ......................................................  19

PART I. - FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                             RAINMAKER SYSTEMS, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                                                         September 30,     December 31,
                                                                                              2001             2000
                                                                                         -------------     ------------
                                                                                          (unaudited)          (*)
                                    Assets
Current assets:
     Cash and cash equivalents .........................................................     $  9,673        $ 22,879
     Accounts receivable, less allowance for sales returns and doubtful accounts
          of $593 in 2001 and $608 in 2000 .............................................        4,909           8,271
     Inventories .......................................................................           31             403
     Other receivables .................................................................          173             680
     Prepaid expenses and other current assets .........................................          729           1,211
                                                                                             --------        --------
           Total current assets ........................................................       15,515          33,444
Property and equipment, net ............................................................        7,006           8,483
Other noncurrent assets ................................................................          254             295
                                                                                             --------        --------
           Total assets ................................................................     $ 22,775        $ 42,222
                                                                                             ========        ========

                       Liabilities and Stockholders' Equity

 Current liabilities:
     Accounts payable ..................................................................     $  5,501         $ 9,508
     Payable to a related party ........................................................          444             817
     Accrued compensation and benefits .................................................          982           2,567
     Accrued liabilities ...............................................................          534           1,823
     Current portion of capital lease obligations ......................................          731           1,183
                                                                                             --------        --------
           Total current liabilities ...................................................        8,192          15,898

Capital lease obligations, less current portion ........................................          481           1,018
Other long-term liabilities ............................................................           23              23

Stockholder's equity:
     Common stock, $0.001 par value:
          Authorized shares - 80,000,000;
          Issued and outstanding shares - 37,987,858 in 2001 and 38,336,904 in 2000 ....           38              38
Additional paid-in capital .............................................................       56,633          57,732
Deferred stock compensation ............................................................          (87)           (363)
Accumulated deficit ....................................................................      (42,505)        (32,124)
                                                                                             --------        --------
          Total stockholders' equity ...................................................       14,079          25,283
                                                                                             --------        --------
          Total liabilities and stockholders' equity ...................................     $ 22,775        $ 42,222
                                                                                             ========        ========

----------
* Amounts as of December 31, 2000 are derived from December 31, 2000 audited financial statements.

                             See accompanying notes.

                             RAINMAKER SYSTEMS, INC
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                       Three months ended              Nine months ended
                                                                          September 30,                   September 30,
                                                                     ----------------------        ------------------------
                                                                       2001           2000           2001            2000
                                                                     -------        -------        --------        --------
                                                                           (unaudited)                   (unaudited)
CRM services revenue ............................................    $ 9,836        $14,279        $ 32,814        $ 46,537
Cost of CRM services revenue ....................................      6,615         10,264          22,586          33,654
                                                                     -------        -------        --------        --------
      CRM services gross profit .................................      3,221          4,015          10,228          12,883

Selling, general and administrative expenses ....................      5,702          9,371          20,972          29,234
Restructuring charge ............................................         --             --              --             868
                                                                     -------        -------        --------        --------
      Operating loss ............................................     (2,481)        (5,356)        (10,744)        (17,219)
Interest income, net ............................................         58            417             363           1,430
                                                                     -------        -------        --------        --------
      Net loss ..................................................    $(2,423)       $(4,939)       $(10,381)       $(15,789)
                                                                     =======        =======        ========        ========
Net loss per common share:
      Basic .....................................................    $ (0.06)       $ (0.13)        $ (0.27)       $  (0.41)
                                                                     =======        =======        ========        ========
      Diluted ...................................................    $ (0.06)       $ (0.13)        $ (0.27)       $  (0.41)
                                                                     =======        =======        ========        ========
Number of shares used in per share computations:
      Basic .....................................................     37,956         38,963          37,958          38,694
                                                                     =======        =======        ========        ========
      Diluted ...................................................     37,956         38,963          37,958          38,694
                                                                     =======        =======        ========        ========

                             See accompanying notes.

                             RAINMAKER SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           Nine months ended
                                                                              September 30,
                                                                       -------------------------
                                                                         2001             2000
                                                                       --------         --------
                                                                              (unaudited)
Operating activities:
   Net loss ........................................................   $(10,381)        $(15,789)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
     Depreciation and amortization of property and equipment .......      2,231            1,129
     Amortization of deferred stock compensation ...................        231              503
     Provision (credit) for sales returns and doubtful accounts ....        (15)              62
     Changes in operating assets and liabilities:
       Accounts receivable .........................................      3,377            1,076
       Inventories .................................................        372              197
       Income taxes receivable .....................................          2            1,105
       Prepaid expenses and other assets ...........................        523             (631)
       Other receivables ...........................................        507             (298)
       Accounts payable ............................................     (4,007)           1,246
       Payable to a related party ..................................       (373)            (923)
       Accrued compensation and benefits ...........................     (1,585)             554
       Accrued liabilities .........................................     (1,291)             711
                                                                       --------         --------
Net cash used in operating activities ..............................    (10,403)         (11,058)

Investing activities:
   Proceeds from sale of catalog/distributor .......................         --              800
   Purchase of property and equipment ..............................       (754)          (5,740)
   Sale of short-term investments ..................................         --            2,756
   Purchase of long-term investments ...............................         --             (100)
                                                                       --------         --------
Net cash used in investing activities ..............................       (754)          (2,284)

Financing activities:
   Repurchase of common stock ......................................     (1,194)             --
   Proceeds from issuance of common stock under ESPP ...............         50              461
   Proceeds from issuance of common stock from option exercises ....         84              189
   Repayment of capital lease obligations ..........................       (989)            (605)
                                                                       --------         --------
Net cash (used) provided by financing activities ...................     (2,049)              45
                                                                       --------         --------
Net decrease in cash and cash equivalents ..........................    (13,206)         (13,297)
   Cash and cash equivalents at beginning of period ................     22,879           41,129
                                                                       --------         --------
   Cash and cash equivalents at end of period ......................   $  9,673         $ 27,832
                                                                       ========         ========
Supplemental disclosure of cash paid during the period:
   Interest paid ...................................................   $    131         $    177
                                                                       ========         ========
   Income taxes refunded ...........................................   $     --         $ (1,155)
                                                                       ========         ========
Supplemental schedule of noncash investing and financing
   activities:
   Acquisition of equipment under capital leases ...................   $     --         $  1,590
                                                                       ========         ========

                             See accompanying notes.

                             RAINMAKER SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

     The accompanying financial statements of Rainmaker Systems, Inc. ("Rainmaker") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements are unaudited but reflect all adjustments (consisting of normal recurring items) which are necessary for their fair presentation, in the opinion of management. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with Rainmaker's financial statements and notes thereto included in Rainmaker's Annual Report on Form 10-K for the year ended December 31, 2000.

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

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

                             RAINMAKER SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" to be effective for all business combinations initiated after June 30, 2001. Under the provisions of the statement, the use of pooling-of-interests method of accounting for those transactions is prohibited and all business combinations should be accounted for using the purchase method of accounting. Rainmaker has adopted SFAS 141 as of July 1, 2001. Adoption of SFAS 141 did not have a material impact on Rainmaker's financial position or results of operations.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" to be effective for all fiscal years beginning after December 15, 2001. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets acquired singly, as part of a group or in a business combination and supersedes APB Opinion No. 17, "Intangible Assets." The statement requires that goodwill or intangible assets with indefinite lives will no longer be amortized, but should be tested for impairment at least annually, using a two-step approach to assess any impairment to goodwill at the established reporting unit level. Rainmaker will adopt SFAS 142 at the beginning of its fiscal year 2002. Rainmaker does not expect adoption of SFAS 142 to have a material impact on Rainmaker's financial position or results of operations.

NOTE 5. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes revenues and expenses and gains and losses that are not included in net income (loss), but, rather are recorded directly in stockholders' equity. To date, we have not had any significant transactions that are required to be reported in comprehensive income (loss).

NOTE 6. REPURCHASE OF COMMON STOCK

     In November 2000, Rainmaker's Board of Directors authorized a program to repurchase up to 2,000,000 shares of Rainmaker's outstanding Common Stock. For the three months and nine months ended September 30, 2001, Rainmaker repurchased and retired 12,000 and 637,000 shares of its Common Stock for a total consideration of $10,200 and $1.2 million, respectively.

NOTE 7. SEGMENT REPORTING

     Rainmaker operates in one market segment, the sale of installed base marketing services, software maintenance licenses, services, and customer retention programs to software and other technology companies. Rainmaker primarily operates in one geographical segment, North America. Substantially all of our sales are made to customers in the United States.

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

Overview

     Rainmaker Systems, Inc. ("Rainmaker") is a leading outsource provider of Internet-enabled sales and marketing services. Rainmaker delivers targeted programs to maximize revenue per customer and strengthen customer loyalty. Our Contract Renewals Plus/SM/ service optimizes the sales and management of support contracts and software subscriptions. By integrating technology, processes and people, Rainmaker provides a transparent customer relationship infrastructure for its clients.

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

     Interest income (expense), net, reflects income received on cash and cash equivalents and interest expense on leases to secure equipment and software.

     We incurred an operating loss and net loss for 1999, 2000 and for the three and nine months ended September 30, 2001. During 1999 and 2000, we incurred increasing operating and net losses as we increased our operating expenses to build our CRM services business. New clients require significant up-front investments including the costs to hire additional staff and create the necessary infrastructure to deliver our services. These costs are typically incurred some time before significant revenue is generated. In late 2000, we repackaged our service offering to include fee-based pricing. We now charge for many of these costs; however, these costs could have an adverse effect on our future financial condition and operating results, depending on market acceptance of new service combinations and pricing options.

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

                                                       Three Months Ended              Nine Months Ended
                                                 -----------------------------   -----------------------------
                                                 September 30,   September 30,   September 30,   September 30,
                                                     2001            2000            2001            2000
                                                 -------------   -------------   -------------   -------------
CRM services revenue ..........................     100.0 %         100.0 %         100.0 %          100.0 %
Cost of CRM services revenue ..................      67.3            71.9            68.8             72.3
                                                    -----           -----           -----            -----
     CRM services gross profit ................      32.7            28.1            31.2             27.7
Selling, general and administrative expenses ..      57.9            65.6            63.9             62.8
Restructuring charge ..........................       --              --              --               1.9
                                                    -----           -----           -----            -----
Operating loss ................................     (25.2)          (37.5)          (32.7)           (37.0)
     Interest income, net .....................       0.6             2.9             1.1              3.1
                                                    -----           -----           -----            -----
Net loss ......................................     (24.6)%         (34.6)%         (31.6)%          (33.9)%
                                                    =====           =====           =====            =====

Comparison of Three Months Ended September 30, 2001 and 2000

     CRM Services Revenue. Revenue from CRM services decreased 31.1% to $9.8 million for the three months ended September 30, 2001 from $14.3 million for the comparable period of 2000. This decrease is primarily due to clients with whom we discontinued marketing and selling of their products and services in 2000 and 2001. In late 2000 and the first half of 2001, we discontinued relationships with various clients to achieve our financial goals. Revenues associated with these clients represented $106,000 for the three months ended September 30, 2001 as compared to $5.5 million of revenue in the comparable period of 2000. For the three months ended September 30, 2001, revenue from the marketing and selling of products and services sold to customers of continuing clients increased $988,000.

     CRM Services Gross Profit. Gross profit from CRM services decreased 19.8% to $3.2 million for the three months ended September 30, 2001, from $4.0 million for the comparable period in 2000. Gross margin from CRM services increased to 32.7% in the most recent period compared to 28.1% during the comparable period of the prior year. The increase in gross margin is due primarily to an increased focus on our core Contract Renewals Plus services and a change in the mix of existing clients, resulting from our decision in late 2000 to focus on clients with whom we can maintain profitable business relationships. We expect our gross margins to continue to vary based on the mix of clients and the services provided.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 39.2% to $5.7 million for the three months ended September 30, 2001 from $9.4 million for the comparable period of 2000. As a percentage of total revenue, these expenses decreased to 57.9% for the most recent period from 65.6% in the comparable period of the prior year. The percentage and absolute dollar decrease was primarily attributable to a reduction in personnel (a decrease of 63 headcount at September 30, 2001, compared to September 30, 2000), resulting from restructuring activities, other staff reduction initiatives, normal attrition, and an increased effort to manage and reduce operating expenses.

     Interest Income and Expense. We recorded $94,000 of interest income and $36,000 of interest expense or net interest income of $58,000 in the three months ended September 30, 2001. This compares to $500,000 of interest income and $78,000 of interest expense or net interest income of $423,000 in the comparable period of 2000. The net decrease was primarily attributable to lower invested cash balances and lower interest rates.

Comparison of Nine Months Ended September 30, 2001 and 2000

     CRM Services Revenue. Revenue from CRM services decreased 29.5% to $32.8 million for the nine months ended September 30, 2001 from $46.5 million for the comparable period of 2000. This decrease is primarily due to clients with whom we discontinued marketing and selling of their products and services in 2000 and 2001. In late 2000 and the first half of 2001, we discontinued relationships with various clients to achieve our financial goals. Revenues associated with these clients represented $3.2 million of revenue for the nine months ended September 30, 2001 as compared to $18.1 million of revenue in the comparable period of 2000. For the nine months ended September 30, 2001, revenue from the marketing and selling of products and services sold to customers of continuing clients increased $1.2 million.

     CRM Services Gross Profit. Gross profit from CRM services decreased 20.6% to $10.2 million for the nine months ended September 30, 2001, from $12.9 million for the comparable period in 2000. Gross margin from CRM services increased to 31.2% in the most recent period compared to 27.7% during the comparable period of the prior year. The increase in gross margin is due primarily to an increased focus on our core Contract Renewals Plus services and a change in the mix of existing clients, resulting from our decision in late 2000 to focus on clients with whom we can maintain profitable business relationships. We expect our gross margins to continue to vary based on the mix of clients and the services provided.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 28.3% to $21.0 million for the nine months ended September 30, 2001 from $29.2 million for the comparable period of 2000. As a percentage of total revenue, these expenses increased to 63.9% for the most recent period from 62.8% in the comparable period of the prior year. The increase in selling, general and administrative expenses as a percentage of revenue is due to a lower base of revenue for the nine months ended September 30, 2001. Selling, general and administrative expenses as a percentage of revenue will continue to fluctuate based on our revenue base and management of expenses.

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

     Interest Income and Expense. We recorded $494,000 of interest income and $131,000 of interest expense or net interest income of $363,000 in the nine months ended September 30, 2001. This compares to $1.6 million of interest income and $177,000 of interest expense or net interest income of $1.4 million in the comparable period of 2000. The net decrease was primarily attributable to lower invested cash balances and lower interest rates.

Liquidity and Sources of Capital

     Historically, we have funded operations from operating cash flows and net cash proceeds from private placements of preferred stock, and in November 1999, the initial public offering of our common stock.

Cash, and cash equivalents were $9.7 million at September 30, 2001. Working capital at September 30, 2001 was $7.3 million.

     Cash used in operating activities during the nine months ended September 30, 2001 was $10.4 million compared to $11.1 million for the comparable period of the prior year. Net cash used for the nine months ended September 30, 2001 was primarily due to a net loss of $10.4 million, after adjusting for noncash charges of depreciation and amortization of $2.5 million, offset by changes in our operating assets and liabilities of $2.5 million. Changes in our operating assets and liabilities resulted primarily from a decrease in our current liabilities partially offset by decreases in accounts receivable, inventory, prepaid expenses and other assets. For the comparable period in 2000, net cash used in operating activities for the first nine months of 2000 was primarily due to a net loss of $15.8 million, after adjusting for noncash charges of depreciation and amortization of $1.6 million and changes in our operating assets and liabilities of $3.1 million. Changes in our operating assets and liabilities resulted primarily from decreases in our accounts receivable, inventory and income taxes receivable and increases in accounts payable, accrued compensation and benefits and other accrued liabilities, partially offset by decreases in payable to a related party and increases to prepaid expenses, other receivables and other assets.

     Cash used in investing activities during the first nine months of 2001 was $754,000 compared to $2.3 million for the comparable period of the prior year. The change was due to decreased capital expenditures in 2001. During the first nine months of 2000, capital expenditures consisted primarily of computers and software related to our ERP system and other infrastructure-related initiatives.

     Cash used by financing activities during the nine months ended September 30, 2001 was $2.0 million compared to cash provided by financing activities of $45,000 for the comparable period of the prior year. During the first nine months of 2001, we repurchased and retired $1.2 million of common stock and repaid $989,000 of capital lease obligations. This was offset partially by $134,000 of proceeds received from the issuance of common stock from stock option exercises and our employee stock purchase plan. For the comparable period in 2000, we received $650,000 in proceeds from the issuance of common stock from stock option exercises and our employee stock purchase plan. This was partially offset by $605,000 of repayments of capital lease obligations.

      We believe that our cash, cash equivalents and short-term investments at September 30, 2001 will be sufficient to meet our liquidity needs for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

We have incurred recent losses and may incur losses in the future.

     We entered into the CRM services business in January 1995. We incurred an operating loss of $2.5 million and a net loss of $2.4 million for the three months ended September 30, 2001 and an operating loss of $5.4 million and a net loss of $4.9 million for three months ended September 30, 2000. For the nine months ended September 30, 2001, we incurred an operating loss of $10.7 million and a net loss of $10.4 million. For the nine months ended September 30, 2000, we incurred an operating loss of $17.2 million and a net loss of $15.8 million. We may incur losses in the future, depending on the timing of signing new clients, impact of new and existing clients and our ability to continue to increase our operating efficiencies.

Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client could result in a substantial decrease in our revenue.

     We have generated a significant portion of our revenue from a limited number of clients. As of September 30, 2001, we have eight clients. For the three months ended September 30, 2001, sales to customers of Sybase, Inc. ("Sybase"), Hewlett-Packard ("HP"), IBM, and Caldera Systems Inc. ("Caldera," formerly The Santa Cruz Operation, Inc.) each individually accounted for 10% or more of our CRM services revenue. For the three months ended September 30, 2000, sales to customers of Sybase, Parametric Technology Corporation ("PTC"), The Santa Cruz Operation, Inc. and Novell, Inc. ("Novell") each individually accounted for 10% or more of our CRM services revenue. For the three months ended

September 30, 2001 and 2000, sales to customers previously mentioned collectively represented 82.8% and 73.8%, respectively, of Rainmaker's CRM services revenue. For the nine months ended September 30, 2001, sales to customers of Sybase, HP, Caldera, and Novell each individually accounted for approximately 10% or more of our CRM services revenue. For the nine months ended September 30, 2000, sales to customers of Sybase, The Santa Cruz Operation, Inc., PTC, and Novell each individually accounted for 10% or more of our CRM services revenue. For the nine months ended September 30, 2001 and 2000, sales to customers previously mentioned collectively represented 69.8% and 70.3%, respectively, of Rainmaker's CRM services revenue. We expect that a small number of clients will continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our principal clients could cause a significant decrease in our revenue. In addition, our software and technology clients operate in industries that are consolidating, which may reduce the number of our existing and potential clients.

     In late 2000, we decided to focus our resources on clients with whom we can maintain a profitable business relationship. This resulted in the discontinuation of relationships with certain clients and a lower base of revenues. In 2000 and the first half of 2001, we discontinued relationships with clients whose marketing and selling of their products and services represented $5.5 million and $18.1 million in revenue, respectively for the three months and nine months ended September 30, 2000. There is a possibility that we may discontinue more client relationships which could cause a decrease in our revenue.

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

     Factors which may cause our future operating results to be below expectations include:

     o    the growth of the market for outsourced CRM solutions;

     o    the demand for and acceptance of our services;

     o    the demand for our clients' products and services;

     o    the length of the sales and integration cycle for our new clients;

     o our ability to develop and implement additional services, products and technologies; and

     o    the success of our direct sales force.

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

     The development of international operations may also involve the following risks:

     o the appeal of our marketing programs, including the use of e-mail and direct marketing techniques, to international customers;

     o the increased cost associated with designing and operating Web sites in foreign languages;

     o differing technology standards and internet regulations in other countries that may affect access to and operation of our Web sites; and

     o difficulties in collecting international accounts receivable for the products and services that we sell.

     We cannot assure you that these factors will not have an adverse effect on future international sales and earnings.

Any acquisitions we may make could result in dilution, unfavorable accounting charges and difficulties in successfully managing our business.

     As part of our business strategy, we review acquisition prospects that would complement our existing business or enhance our technological capabilities. Future acquisitions by us could result in potentially dilutive issuances of equity securities, large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expense related to identifiable intangible assets, any of which could cause our financial performance to suffer. Furthermore, acquisitions entail numerous risks and uncertainties, including:

     o difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies;

     o    diversion of management's attention from other business concerns;

     o risks of entering geographic and business markets in which we have no or limited prior experience; and

     o    potential loss of key employees of acquired organizations.

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

     California's two largest power companies have been experiencing power shortages that have resulted in "rolling" blackouts to maintain the stability of the state power grid. Our facilities have backup generators but we may be susceptible to power interruptions as long as the energy crisis continues. One of the power companies, PG&E, has filed an additional contingency plan with the California Public Utilities Commission that would, if implemented, result in lengthy and routine power interruptions that would directly impact our leading-edge process technology development efforts, which could have a material adverse impact on our business. We are continuing to assess the impact of the energy crisis on our operations.

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

     Our directors and entities affiliated with them together control approximately 48% of our outstanding shares (based on the number of shares outstanding as of September 30, 2001). As a result, any significant combination of those stockholders, acting together, will have the ability to control all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Rainmaker, which, in turn, could depress the market price of our common stock.

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

     If our stock price is volatile, we could face securities class action litigation. In the past, following periods of volatility in the market price of their stock, many companies have been the subjects of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and could cause our stock price to fall. The trading price of our common stock could fluctuate widely due to:

     o    quarter to quarter variations in results of operations;

     o    loss of a major client;

     o    announcements of technological innovations by us or our competitors;

     o changes in, or our failure to meet, the expectations of securities analysts;

     o    new products or services offered by us or our competitors;

     o    changes in market valuations of similar companies;

     o announcements of strategic relationships or acquisitions by us or our competitors; or

     o    other events or factors that may be beyond our control.

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

      Our common stock is currently listed on the Nasdaq National Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq National Market. If we continue to experience losses from our operations or we are unable to raise additional funds or our stock price does not meet minimum standards, we might not be able to maintain the standards for continued operation on the Nasdaq National Market, including the minimum bid price requirement of $1.00 per share and net tangible assets of $4 million. Although our net tangible assets were $14.1 million as of September 30, 2001, the minimum bid price for our common stock has been below $1.00. If as a result of the application of these listing requirements, our common stock is delisted from the Nasdaq National Market, our stock would become harder to buy and sell. Consequently, if we were removed from the Nasdaq National Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. As a result, the ability to resell shares of our common stock could be adversely affected. Currently, the Nasdaq has implemented a moratorium on the minimum bid price and market value of public float requirements for continued listing on the Nasdaq Stock Market until January 2, 2002. There is no guarantee that we will be able to maintain the standards for continued operation on the Nasdaq National Market that are reinstituted at that time.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We currently do not and do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We mitigate default risk by investing in low-risk securities. To minimize our risks, we maintain our portfolio of cash equivalents in a variety of short-term and liquid securities including money market funds, commercial paper, U.S. government and agency securities and municipal bonds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing market interest rate. As of September 30, 2001, 100% of our portfolio was invested in instruments which mature in less than 90 days.

     The following presents the amount of our cash equivalents that may be subject to market risk and weighted average interest rate as of September 30, 2001. This amount does not include money market funds because those funds are not subject to market risk.

                                           Maturing in          Estimated
                                           three months            Fair
                                              or less             Value
                                           ------------         ---------
    (in thousands)
    Fixed rate securities                     $3,970              $3,970
    Weighted average interest rate              3.08%

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

     The shares were sold at a price per share of $8.00. The aggregate offering price of the shares offered by Rainmaker was $46,000,000, less underwriting discounts and commissions of $3,220,000 and expenses of approximately $2,207,000. Approximately $25.6 million of the proceeds has been used for operating activities through September 30, 2001 and $8.1 million of the proceeds have been used for capital expenditures. The balance of such proceeds are to be used for general corporate purposes to support business expansion including new client acquisition, capital expenditures, development of new services and possible expansion into international markets. In addition, we may use a portion of the net proceeds to acquire complementary products, technologies or businesses; however, we currently have no commitments or agreements and are not involved in any negotiations to do so. None of the net proceeds of the offering were paid directly or indirectly to any director, officer, general partner or Rainmaker or their associates, persons owning 10 percent or more of any class of equity securities of Rainmaker, or an affiliate of Rainmaker.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The following Exhibits are filed with this report as indicated below.

          10.29+ Non Technical Services Agreement, dated July 10, 2001 between
                 Rainmaker Systems, Inc. and Nortel Networks, Inc.

          + Confidential treatment has been requested by Rainmaker for certain portions of the referenced exhibit pursuant to Rule 24b-2.

     (b)  Reports on Form 8-K

          On September 4, 2001, Rainmaker filed a report on Form 8-K under Item 5 - Other Items. The 8-K discussed the termination of Rainmaker's agreement with Novell, Inc. as of September 30, 2001 and the termination of Rainmaker's agreement with PumaTech, Inc. as of September 14, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RAINMAKER SYSTEMS, INC.

Dated: October 19, 2001                 By: /s/      MICHAEL SILTON
                                           -------------------------------------
                                                     Michael Silton,
                                           Chairman of the Board, President and
                                                 Chief Executive Officer
                                              (Principal Executive Officer)

                                        By: /s/      MARTIN HERNANDEZ
                                           -------------------------------------
                                                     Martin Hernandez,
                                             Secretary, Chief Operating Officer
                                            and interim Chief Financial Officer
                                                (Chief Accounting Officer)