Form 10-K405
period 2001-12-31
RAINMAKER SYSTEMS INC
filed 2002-03-29
CIK 1094007

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                                  TO

COMMISSION FILE NUMBER 000-28009

RAINMAKER SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0442860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1800 GREEN HILLS ROAD SCOTTS VALLEY, CALIFORNIA	95066
(address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (831) 430-3800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $0.001 par value (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of February 28, 2002, was $7,447,947 based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At February 28, 2002, registrant had outstanding 38,656,944 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed by Registrant with the Securities and Exchange Commission within 120 days of Registrant’s fiscal year ended December 31, 2001 are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Factors That May Affect Future Results and Market Price of Stock”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activities, performance or achievements expressed or implied by such forward-looking statements.

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

PART I

ITEM 1.     BUSINESS

Introduction

Rainmaker Systems, Inc. (“Rainmaker”) is a leading outsource provider of sales and marketing programs. Rainmaker’s cost-effective programs generate service revenue and promote customer retention for its clients. Core services include professional telesales, direct marketing, and hosted e-commerce. Additional services include customer database enhancement, CRM technology integration, and order management. These services are available individually or as an integrated solution.

On January 8, 1991, Rainmaker filed its initial Articles of Incorporation with the California Secretary of State. On October 29, 1999, we reincorporated in the State of Delaware.

Industry Background

Businesses are recognizing the value of improving their customer relationships to increase revenue and customer loyalty. For technology companies, this revenue and loyalty is often the result of customers purchasing support contracts, software subscriptions and maintenance agreements. These contracts are a source of revenue for technology companies, and customers who take advantage of support are more loyal customers since they get the most from their products.

As technology companies evaluate the resources needed to deploy sales and marketing programs for support contracts, they find a significant commitment is required for technology, building expertise and staffing. They must also decide what level of internal resource to devote to building existing customers relationships and the level to commit to other corporate priorities such as acquiring new customers and developing new products.

According to Dun and Bradstreet, companies faced with this type of resource dilemma are finding it advantageous to focus on their core strengths and to outsource their non-core functions to others with expertise in those specific areas. Recently, outsourcing has moved from traditional functions such as manufacturing and facilities management to critical areas such as customer service. According to IDC, worldwide revenues from customer relationship management outsourcing/operations management will grow from $32 billion in 2000 to $82 billion in 2005; this amounts to a compounded annual growth rate of approximately 26%.

The Rainmaker Solution

We specialize in sales, marketing, and e-commerce services on an outsourced basis for technology companies. In addition, our services also include customer database enhancement, CRM technology integration, and order management. Our services to our technology clients are designed to increase the revenue from their support contracts and software subscriptions, and to enhance their customer relationships. By selecting Rainmaker to focus on this aspect of their business, clients are able to focus their attention on other business priorities.

We identify and profile our clients’ customers, establish quality interactions with them, and increase selling opportunities through all stages of the customer life cycle. Our services incorporate the following distinguishing characteristics:

•
Combination of Technology, Process and People.    We offer our clients comprehensive services that combine technology infrastructure with established processes and staff to establish frequent personalized contact with our clients’ installed customer bases. We act as a transparent extension of our clients’ sales and marketing organization by designing targeted direct marketing programs using coordinated Web, e-mail, direct mail, fax and telephone campaigns. Our processes are designed to successfully market support contracts and software subscriptions throughout all points of the customer life cycle.

•
Database Expertise.    We use our proprietary database expertise to combine clients’ disparate databases into an integrated view of their support contract customers. Once this singular view is developed, we analyze the characteristics of the customer base and identify the best approach to segmenting and stratifying the database for effective marketing programs. We continue to enhance the customer data with information we uncover through profiling and regular contact. This enhanced customer information increases our ability to refine the targeting of our sales and marketing services. We can also provide this enhanced data back to our clients so they can benefit from richer customer profiles.

•
Expertise in Technology Markets.    Our understanding of technology customer buying behavior and industry-specific marketing strategies is built upon years of experience and millions of customer contacts. This focus benefits our hardware and software clients through reduced program implementation times and the sharing of best practices from our collective experience.

•
Pay-for-Performance Contracts.    We provide our services primarily under pay-for-performance arrangements in which our revenue is based on our ability to sell our clients’ products and services to their customers. Clients can also purchase complementary services, such as additional data base management and supplementary marketing programs, on a fee basis. We believe that this business model aligns our activities with the goals of our clients. Under our pay-for-performance model, our programs are designed to develop stronger relationships with our clients’ customers, which lead to a better understanding of a customer’s needs and increase our ability to maximize revenue per customer.

The Rainmaker Strategy

Our objective is to strengthen our position in providing outsourced sales and marketing services to technology companies. The following are the key elements of our strategy:

•
Sign New Clients.    We will continue to emphasize our high technology industry focus while seeking to expand the scope of this expertise. We believe that our expertise in providing services to the installed customer base of our existing clients enhances our ability to help new clients use our services to gain competitive advantages. Our focus enables us to employ industry experts, pursue targeted sales and marketing campaigns, develop effective marketing and customer retention programs and capitalize on referrals from existing clients.

•
Further Penetrate Our Existing Client Base.    We intend to use our experience to increase the level of services provided to existing clients, many of whom currently use our services supporting discrete product or customer segments.

•
Improve Productivity.    We will continue to identify ways to streamline our processes and deploy technology to increase the productivity of our staff and to deliver our services more efficiently. One measure of this improved productivity is gross profit per average customer telesales representative, which increased from $68,000 in the first quarter of 2001 to $108,000 in the fourth quarter of 2001.

Services

Our services combine a technology infrastructure, established processes, and trained, customer-oriented personnel to deliver a comprehensive solution that is designed to derive increased revenue from our clients’ customer bases. Our services are designed to effectively profile a client’s customer base and then market service and support contracts and software subscriptions. We implement these services using a variety of proprietary systems and communication channels, including Web site and e-mail interaction, fax, personal assistance and direct mail. The objective of our services is to foster deeper, richer customer relationships that strengthen customer loyalty to our clients. We believe that the more information we obtain concerning a customer, the more likely we will be able to market additional services that meet the needs of the customer. Rainmaker’s primary service offering is Contract Renewals Plus. During 2001, Contract Renewals Plus generated 77% of Rainmaker’s total revenue. During 2000, Contract Renewals Plus generated 54% of Rainmaker’s total revenue.

Contract Renewals Plus (“CRP”), Rainmaker’s sales and marketing services for time-based contracts, is designed to provide the programs and expertise organizations need to drive revenue and maintain a competitive advantage. In selecting Rainmaker’s proven, best-practice programs for service and support contracts and subscriptions, organizations can focus their time and resources on other business priorities knowing that their contract renewals are in expert hands.

Recently, Rainmaker released CRP 1.5, which is a modular solution that allows clients to select the services they need from the most complex, fully outsourced solution to the simplest marketing or telesales project. Rainmaker’s core business processes offered through CRP 1.5 include professional telesales, direct marketing, and hosted e-commerce. Additional services offer customer database enhancement, CRM technology integration, and order management. All of these services are available individually or as part of an integrated solution. Rainmaker’s CRP solution provides companies who want to increase their service revenue with significant business benefits by expanding the range of contract renewal services available. These additional services extend beyond contract sales and renewals to include contract reactivations for customers who fell out of contract, conversion of free warranties into paid services, service uplifts to upgrades, add-on license sales, and new license sales.

Within CRP, Rainmaker generates additional sales and cultivates closer customer relationships through innovative sales and marketing programs that include:

•
Web Site and E-mail Interaction:    Rainmaker’s client-branded web sites and e-mail interaction allow customers to obtain key information and purchase online. Rainmaker develops a Web presence managed and operated by Rainmaker that reflects the look and feel of our clients’ corporate branding. E-mail campaigns include links to personalized Web pages, and alert customers of product enhancements, special promotions or upcoming renewal dates.

•
Fax and Direct Mail Marketing:    In addition to web and e-mail, Rainmaker uses compelling marketing programs, including traditional mail and fax campaigns. These campaigns alert customers to service, special promotions and renewal opportunities.

•
Personal Assistance and Telesales:    Rainmaker is expert at creating sophisticated inbound and outbound calling programs. We also provide sales assistance to customers who e-mail, call or fax in response to marketing campaigns. Our client teams are extensively trained to answer questions, provide detailed product information, pursue up-sell and cross-sell opportunities and close orders.

As part of CRP, Rainmaker also offers data base enhancement, CRM technology integration and order management to handle the financial aspects of the sale such as invoicing and payment processing.

Our Clients

Our clients consist of hardware and software companies with significant installed customer bases and products that benefit from focused sales and marketing programs for support contracts, software subscriptions, or maintenance agreements. Our major clients during fiscal year 2001 who individually accounted for 10% or more of our CRM services revenue were Sybase, Inc. and Hewlett-Packard. These major clients collectively represented 45.9% of Rainmaker’s CRM services revenue in 2001.

Sales and Marketing

We market our services to hardware, software and other technology companies through a direct sales force. Our direct sales professionals typically have significant enterprise-level technology sales experience. As of December 31, 2001, we had two sales and marketing professionals who were responsible for developing new clients as well as new opportunities with existing clients. We support the sales process with cross-functional representation from our support groups including operations, finance, order management and technology. As of December 31, 2001, we also supported this effort with two product management professionals responsible for continued development and enhancement of Rainmaker’s service offerings.

In selling and marketing our clients’ products and services to their customers, as of December 31, 2001, we had 39 trained telesales personnel who proactively work with customers to understand their business issues, identify solutions and sell support contracts for our clients. Marketing programs, including web, e-mail, direct mail and fax, are designed to address key needs, buying cycles and drive demand.

Service and Technology Development

We set a high priority on developing new service offerings, providing continued enhancements of existing features and functionality for our clients and their installed customer bases, and driving improved productivity for our operational groups. Our goal is to continue extending our current capabilities for contract sales and marketing. Service development cycles begin when an individual or team receives or conceives an idea through interaction with prospective or existing clients, customers and existing systems or processes. The product management team filters and prioritizes these ideas, working closely with executive management, business operations teams and the technology development group.

After new offerings or enhancements to existing service offerings are approved and product requirements are specified, projects are assigned to teams comprised of experienced business and technical professionals for prototyping and development. These teams, led by product or project managers, are responsible for developing the design, coding, production, documentation and testing of new offerings. In addition, the teams establish pricing strategies, business process changes, marketing materials, training and rollout plans. Upon completion of testing, services are rolled out initially to one client or a select customer segment.

Competition

The market for solutions and services to drive revenue from installed base customers and build relationships with those customers is intensely competitive and subject to rapid change. While we participate in a constantly evolving and intensely competitive market, we believe that no single competitor has amassed the full complement of integrated services for our targeted markets as we have. In addition to the competitors listed below, we face competition from internal departments of current and potential clients. Our competitors have a variety of strategic business and pricing models.

The main competitors of Rainmaker’s full set of services are prospect companies who attempt to manage the entire process internally. To supplement its internal efforts, a prospect company will often use point solution providers to deliver the technology or outsourcing needed to handle a specific touchpoint (or single action) of the business process. These services can include outbound call centers or web site development agencies. Because these point solution providers often have limited specialization in the process of managing service contracts, their specialization tends to be the specific point activity. Point solution competitors include: companies that may tailor or integrate existing systems and processes; companies that provide various components of hosted e-commerce services; and companies that provide any variety of outsourced customer interaction services.

There are many small and regional players that offer these services, particularly for teleservices and technology integration. A few of the larger companies that offer potentially competitive services include: APAC Customer Services, Inc., Convergys Corporation, Digital Impact, Digital River, DoubleClick, Harte-Hanks, Inc., Modus Media International, Inc., Sapient Corporation, Scient, Sitel Corporation, Sykes, and West Teleservices Corporation.

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

Intellectual Property and Proprietary Rights

We protect our intellectual property through a combination of service mark, trade name and copyright protection, trade secret protection and confidentiality agreements with our employees and independent contractors, and have procedures to control access to and distribution of our technology, documentation and other proprietary information and the proprietary information of our clients. Effective trade name, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services and products are made available on-line. The steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trade names, trademarks, service marks and similar proprietary rights. In addition, other parties may assert claims of infringement of intellectual property or other proprietary rights against us. The legal status of many aspects of intellectual property on the Internet is currently uncertain. We have applied to register the RAINMAKER SYSTEMS, RAINMAKER (and Design), CONTRACT RENEWALS PLUS, and EDUCATION SALES PLUS services marks in the United States and certain foreign countries, and have received registrations for the RAINMAKER SYSTEMS service mark in Australia, the European Community, Switzerland, Norway and New Zealand.

Government Regulation

We are subject, both directly and indirectly, to various laws and governmental regulations relating to our business. In addition, laws with respect to online commerce may cover issues such as pricing, distribution, characteristics and quality of products and services. Laws affecting the Internet may also cover content, copyrights, libel, and personal privacy. Any new legislation or regulation or the application of existing laws and regulations to the Internet could have a material adverse effect on our business.

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

A number of government authorities are increasingly focusing on online privacy issues and the use of personal information. Our business could be adversely affected if new regulations regarding the use of personal information are introduced or if government authorities choose to investigate our privacy practices. In addition, the European Union has adopted directives addressing data privacy that may limit the collection and use of some information regarding Internet users. Such directives may limit our ability to target customers or collect and use information.

Our business is also subject to regulation in connection with our direct marketing activities. The Federal Trade Commission’s (“FTC’s”) telemarketing sales rules prohibit misrepresentations of the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation and specifically addresses other perceived telemarketing abuses in the offering of prizes. Additionally, the FTC’s rules limit the hours during which telemarketers may call consumers. The Federal Telephone Consumer Protection Act of 1991 contains other restrictions on facsimile transmissions and on telemarketers, including a prohibition on the use of automated telephone dialing equipment to call certain telephone numbers. A number of states also regulate telemarketing and some states have enacted restrictions similar to these federal laws. In addition, a number of states regulate e-mail and facsimile transmissions. The failure to comply with applicable statutes and regulations could have a material adverse effect on our business. There can be no assurance that additional federal or state legislation, changes in regulatory implementation or judicial interpretation of existing or future laws would not limit our activities in the future or significantly increase the cost of regulatory compliance.

Employees

As of December 31, 2001, we employed 97 persons. Our 39 service delivery personnel are responsible for promoting and selling our clients’ products and building relationships with our clients’ customers. Our 13 sales and marketing employees are responsible for promoting our services to new and existing clients. We also have 15 product development and information technology personnel who develop the computer, Internet, Web and telecommunications infrastructure that provides the foundation for our service offerings. Our remaining 30 employees are in general administration and finance. None of our employees are represented by a labor union or are subject to a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationships with our employees to be good.

Financial Information About Geographic Areas

Rainmaker primarily operates in one geographical segment, North America. Substantially all of our sales are made to customers in the United States of America. See “Segment Reporting” in Note 1 to the Notes to Financial Statements.

ITEM 2.     PROPERTIES

Facilities

Our facility is located in one building in Scotts Valley, California. The space is covered by leases which expire between February 2002 and December 2004 and cover approximately 69,000 square feet, including square footage that is currently unoccupied due to restructuring activities. We believe that this facility is adequate for our current needs.

ITEM 3.     LEGAL PROCEEDINGS

We currently are not a party to any material legal proceedings and are not aware of any pending or threatened litigation that would have a material adverse effect on us or our business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Rainmaker’s common stock is traded on the Nasdaq National Market under the symbol RMKR. The following table lists the high and low closing prices for Rainmaker’s common stock as reported on Nasdaq for each full quarterly period within the two most recent fiscal years.

	High	Low
2001
First quarter	$3.38	$0.59
Second quarter	$1.50	$0.66
Third quarter	$0.98	$0.16
Fourth quarter	$0.55	$0.17
2000:
First quarter	$19.38	$8.00
Second quarter	$7.63	$2.25
Third quarter	$3.06	$1.56
Fourth quarter	$2.47	$0.78

As of February 28, 2002, we had approximately 180 common stockholders of record. On February 28, 2002, the last reported sale price of Rainmaker’s common stock on the Nasdaq National Market was $0.36 per share.

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

On February 12, 1999, we issued 5,717,470 shares of Series D preferred stock to The Santa Cruz Operation, Inc. (‘‘SCO’’) in exchange for all of the securities previously held by SCO, including a convertible debenture in the principal amount of $995,529, warrants to purchase 2,844,370 shares of common stock and Series A preferred stock convertible into 2,873,100 shares of common stock.

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

Use of Proceeds From Sales of Registered Securities

On November 17, 1999, Rainmaker completed an initial public offering of its common stock. The managing underwriters in the offering were Donaldson, Lufkin & Jenrette and Thomas Weisel Partners LLC (the “Underwriters”). The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-86445) that was declared effective by the SEC on November 17, 1999.

The Offering was completed on November 17, 1999 after all 5,750,000 shares sold, all of which were sold by Rainmaker (including 750,000 shares sold pursuant to the exercise of the Underwriter’s over-allotment option). The purchase price was $8.00 per share. The aggregate price of the offering amount registered was $46,000,000.

In connection with the offering, we paid $3,220,000 in underwriting discounts and commissions to the Underwriters and other related expenses of $2,207,000. Approximately $11.2 million of the proceeds have been used for operating activities and $831,000 of the proceeds have been used for capital expenditures from January 1, 2001 to December 31, 2001. Approximately $13.2 million of the proceeds have been used for operating activities and $7.2 million of the proceeds have been used for capital expenditures from January 1, 2000 through December 31, 2000. Approximately $2.0 million of the proceeds were used for operating activities and $220,000 of the proceeds was used for capital expenditures during 1999 after the initial offering. The balance of such proceeds is to be used for general corporate purposes, to support business expansion including new client acquisition, for capital expenditures, development of new services and possible expansion into international markets. In addition, we may use a portion of the net proceeds to acquire complementary products, technologies or businesses; however, we currently have no commitments or agreements and are not involved in any negotiations to do so. None of Rainmaker’s net proceeds of the offering were paid directly or indirectly to any director, officer, or their associates, persons owning 10% or more of any class of equity securities of Rainmaker, or an affiliate of Rainmaker.

ITEM 6.     SELECTED FINANCIAL DATA

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
CRM services	$41,868	$59,371	$60,665	$44,212	$22,515
Catalog/distributor(1)	—	—	—	6,165	16,985

Total revenue	41,868	59,371	60,665	50,377	39,500
Cost of revenue:
CRM services	28,812	42,508	41,539	30,196	14,810
Catalog/distributor(1)	—	—	—	5,135	13,575

Total cost of revenue	28,812	42,508	41,539	35,331	28,385
Gross profit:
CRM services	13,056	16,863	19,126	14,016	7,705
Catalog/distributor(1)	—	—	—	1,030	3,410

Total gross profit	13,056	16,863	19,126	15,046	11,115
Selling, general and administrative expenses	25,406	38,150	28,939	13,457	9,828
Restructuring and other related charges	2,389	675	—	—	—

Operating income (loss)	(14,739)	(21,962)	(9,813)	1,589	1,287
Interest income (expense), net	388	1,756	774	138	(66)
Gain from sale of catalog/distributor(1)	—	50	80	2,525	—

Income (loss) before income taxes	(14,351)	(20,156)	(8,959)	4,252	1,221
Income tax expense (benefit)	—	—	(1,650)	1,702	450

Net income (loss)	(14,351)	(20,156)	(7,309)	2,550	771
Preferred A dividends	—	—	—	(36)	—
Preferred C and D cumulative dividends	—	—	(1,265)	—	—
Excess of redemption of preferred stock over stated value	—	—	(1,941)	—	—

Income (loss) available to common stockholders	$(14,351)	$(20,156)	$(10,515)	$2,514	$771

Net income (loss) per share(2):
Basic	$(0.38)	$(0.52)	$(0.49)	$0.12	$0.04

Diluted	$(0.38)	$(0.52)	$(0.49)	$0.09	$0.03

Number of shares used in per share calculations(2):
Basic	38,010	38,798	21,300	21,004	21,019

Diluted	38,010	38,798	21,300	30,356	29,943

	As of December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$8,606	$22,879	$43,885	$4,608	$269
Working capital	5,599	17,546	43,759	5,123	1,307
Total assets	19,910	42,222	57,867	17,209	11,912
Long-term debt and capital lease obligations, less current portion	674	1,041	1,090	1,438	1,278
Redeemable preferred stock	—	—	—	977	977
Total stockholders’ equity	10,284	25,283	45,208	4,500	1,852

(1)
Effective May 15, 1998, we sold our catalog and distributor businesses. The results of operations for our catalog and distributor businesses are included in our financial statements through May 15, 1998.

(2)	See Note 2 of the Notes to Financial Statements.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 72A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events and/or future results of operations may differ materially from those contemplated by such forward-looking statements, as a result of the factors described herein, and in the documents incorporated herein by reference, including, in particular, those factors described under “Factors That May Affect Future Results and Market Price of Stock.”

Overview

Rainmaker Systems, Inc. (“Rainmaker”) is a leading outsource provider of sales and marketing programs. Rainmaker’s cost-effective programs generate service revenue and promote customer retention for its clients. Core services include professional telesales, direct marketing, and hosted e-commerce. Additional services include customer database enhancement, CRM technology integration, and order management. These services are available individually or as an integrated solution. By integrating technology, processes and people, Rainmaker provides a transparent customer relationship infrastructure for its clients.

We incurred operating losses and net losses for 2001, 2000, and 1999. During 1999 and 2000, we incurred increasing operating and net losses as we increased our operating expenses to build our services business. New clients require significant up-front investments including the costs to hire additional staff and create the necessary infrastructure to deliver our services. These costs are typically incurred some time before significant revenue is generated. In late 2000, we repackaged our service offering to include fee-based pricing. Revenue is recognized once these services have been delivered. We now charge for many of these costs; however, these costs could have an adverse effect on our future financial condition and operating results, depending on market acceptance of new service combinations and pricing options.

Our quarterly operating results may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. Our operating results are expected to vary significantly from quarter to quarter and are difficult or impossible to predict. Our historical revenue has tended to fluctuate based on seasonal buying patterns in the computer industry. Our prospects must be considered in light of the risks, expenses and difficulties encountered by high-technology companies, particularly given that we operate in new and rapidly evolving markets, and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. In the second quarter of 2000, we began a review of our existing client base, as well as our client targeting process and methodology. As a result, in the last half of 2000 and during 2001, we have discontinued services to certain clients which have resulted in a lower base of revenues. See “Factors That May Affect Future Results and Market Price of Stock.”

Critical Accounting Policies/Estimates

Accounting policies, methods and estimates are an integral part of the financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. Actual results may differ from these estimates under different assumptions or conditions. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition policies, valuation of accounts receivable, the assessment of recoverability and measuring impairment of fixed assets, and recognition of restructuring reserves.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments of amounts due to us. The allowance is comprised of specifically identified customer account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible are made based on actual historical bad debt write off experience of those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future if the financial condition of our customers were to deteriorate.

Impairment of Long-lived Assets

We review all of our long-lived assets including fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. An asset or a group of assets is determined to be impaired if the estimated future undiscounted net cash flows attributable to the asset or group of assets are less than their carrying value. If impairment exists, it is measured by the amount of which the fair value of the assets, estimated by Rainmaker using estimated future discounted cash flows, appraisals, or other methods, is less than the asset or group of assets’ carrying value. The identification of long-lived asset impairment and the amount of impairment charges, if any, recorded in any one period, are subject to the aforementioned events and management estimates and therefore, could change in the future requiring additional charges to our operating results.

Restructuring and Other Related Charges

During the fourth quarter of fiscal 2001, we restructured the company under a plan approved by the Board of Directors, by reducing our headcount and consolidating our facilities utilization. As a result of these actions, we recorded restructuring and other related charges consisting of cash severance payments to be made to severed employees, lease payments related to property abandoned as a result of our facilities consolidation, write-offs of excess equipment and leasehold improvements that were abandoned and whose estimated fair market value was zero, and discontinued use of internally developed software. Each reporting period we will review these estimates based on the status of execution of our restructuring plan and, to the extent that these assumptions change due to changes in market conditions and our business, the ultimate restructuring expenses could vary by material amounts.

Revenue Classification

Our CRM services revenue consists of sales of our clients’ software subscriptions, support and service contracts, licenses and upgrades to our clients’ installed customer base. Substantially all of our sales transactions are reported under the “gross” method, which is based on the total purchase price billed by us to customers for our clients’ products and services. We also sell products and services on behalf of our clients whereby we record revenue net, equal to the amount earned in the transaction. Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the end user is received; the service contract or maintenance agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain. Revenue from product sales is recognized at the time of shipment of the product directly to the customer. Revenue from services we perform is recognized as the services are delivered. Revenue from sales of new clients’ products and services typically increases over several quarters before reaching a more moderate level of growth. However, revenue growth can be affected by many factors including customer contract renewal history, customer product satisfaction and competitive pricing.

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 “Revenue Recognition” (“SAB 101”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 was required to be adopted by Rainmaker in the fourth quarter of 2000 with retroactive adoption as of January 1, 2000. We believe our revenue recognition policies conform to the requirements of SAB 101 and, therefore, our adoption did not have a material impact on our revenue or results of operations.

Concurrent with the adoption of SAB 101, Rainmaker also adopted the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal

versus Net as an Agent” (“EITF 99-19”). EITF 99-19 interprets SAB 101 and addresses when a company should report revenue as the gross amount billed to a customer versus the net amount earned by the company in the transaction. Specific “indicators” should be used by companies to determine if it is more appropriate for them to record revenues on a “gross” versus a “net” basis. These “indicators” include, but are not limited to, 1) whether the vendor is the primary obligor in the transaction, 2) whether the vendor assumes general inventory risk, and 3) whether the vendor has latitude for setting the pricing for the goods or services it sells to its customers. Absence of these indicators might indicate that revenue should be recorded on a “net” basis. Substantially all of our sales transactions are reported under the “gross” method based on amounts billed to our customers as we take title and assume risk of loss for products sold and assume the full credit risk and establish pricing for the products and services we sell. However, we also sell products and services on behalf of customers of our clients whereby, based on the evaluation of the same indicators, we record revenue net equal to the amount earned in the transaction. Our current revenue reporting practices are consistent with the revenue reporting criteria established in EITF 99-19. The adoption of EITF 99-19 did not have a material impact on our reported revenues.

Our business primarily consists of marketing and selling our clients’ products and services to their existing customers. In addition, most of our revenue is based on a “pay for performance” model in which our compensation is based on the amount of our clients’ products and services that we sell. Accordingly, if a particular client’s products and services fail to appeal to its customers for reasons beyond our control, such as preference for a competing product or service, our revenue from the sale of client’s products and services may decline.

We have generated a significant portion of our revenue from the marketing and selling of products and services from a limited number of clients. For 2001, sales to customers of Sybase, Inc. (“Sybase”) and Hewlett-Packard each individually accounted for 10% or more of our CRM services revenue. For 2000, sales to customers of Sybase, Parametric Technology Corporation, The Santa Cruz Operation, Inc. (“SCO”) and Novell, Inc. each individually accounted for 10% or more of our CRM services revenue. For 1999, sales to customers of SCO and Sybase each individually accounted for 10% or more of our CRM services revenue. For 2001, 2000, and 1999, sales to customers of previously mentioned clients collectively represented 45.9%, 71.3%, and 61.1%, respectively, of Rainmaker’s CRM services revenue. We expect that a small number of clients will continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our principal clients could cause a significant decrease in our revenue. In addition, our software and technology clients operate in industries that are consolidating, which may reduce the number of our existing and potential clients.

In late 2000, we decided to focus our resources on clients with which we can maintain a profitable business relationship. This has resulted in discontinuation of relationships with certain clients and a lower base of revenues. There is a possibility that more client relationships may be discontinued which could cause a decrease to our revenue in future periods.

As a result of recent unfavorable economic conditions in the United States, our revenue has and may continue to decline. If the economic conditions in the United States continue to worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition. During these unfavorable economic periods, it may be more difficult to sign new clients or expand relationships with existing clients.

Cost of revenue includes payments for our clients’ products and services based on the specific pricing terms of each contract and costs associated with fee-based revenues. Costs associated with fee-based revenues consist primarily of salaries and other personnel-related expenses. Some client relationships may be structured such that the costs of these products and services can be higher during the start up phase of our relationship with a client until higher purchase discounts are achieved from increased sales volume. In these relationships, once we integrate a client’s customer database and begin to meet targeted sales volumes, our gross margins from that client can improve. Cost of revenue also consists of the cost of products and service arrangements sold to customers, the cost of inbound and outbound shipping, net of amounts recovered from customers and the costs of designing, producing and delivering services.

Selling, general and administrative expenses primarily include costs associated with the marketing and selling of our clients’ products and services, including client integration costs, salaries of marketing and sales personnel, technology systems and communications costs, product and service development, and administrative overhead.

Interest income (expense), net, reflects income received on cash and cash equivalents and interest expense on leases to secure equipment and software.

Stock Option Exchange Program

On November 30, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, Rainmaker employees were given the opportunity, if they chose, to cancel outstanding stock options previously granted to them in exchange for an equal number of replacement options to be granted at a future date at least six months and a day from the cancellation date, which was January 24, 2002. The expected new grant date will be on or after July 25, 2002. Under the exchange program, options for approximately 2.5 million shares of our common stock were tendered and cancelled. Each participating employee will receive, for each option included in the exchange, a one-for-one replacement option, subject to adjustments for any stock splits. The exercise price of each replacement option will be equal to the highest of (i) the closing selling price per share of our common stock on the trading day immediately before day of grant, (ii) the average of the high and low per share sales price on day of grant or (iii) the closing selling price per share on day of grant, as quoted on Nasdaq or on the OTC Bulletin Board. The replacement options will have terms and conditions that are substantially the same as those of the canceled options. Rainmaker employees must remain employed with Rainmaker at date of grant to receive replacement options. The exchange program is not expected to result in any additional compensation charges or variable plan accounting. Members of our Board of Directors were not eligible to participate in this program.

Related Party Transactions

During 2001, Rainmaker purchased inventories and service agreements from a customer who has a board member that also sits on Rainmaker’s Board of Directors. Total purchases amounted to $2.5 million during 2001. At December 31, 2001, Rainmaker owed that customer $861,000 for such purchases. Also during 2001, Rainmaker received marketing development fund reimbursements of $143,000 from that customer. Amounts totaling $81,000 were receivable from that customer at December 31, 2001.

During January through April of 2001 and fiscal year 2000, Rainmaker purchased inventories and service agreements from a stockholder at a total cost of $1.5 million and $5.4 million, respectively. Effective May 2001, this stockholder was acquired and ceased to be a customer. At December 31, 2001 and 2000, Rainmaker owed that stockholder $0 and $817,000 for such purchases, respectively. Also during January through April 2001 and fiscal year 2000, Rainmaker received marketing development fund reimbursements of $50,000 and $630,000 from that stockholder, respectively. A total of $0 and $386,000 was receivable from that stockholder at December 31, 2001 and 2000, respectively.

Results of Operations

The following table presents, for the periods given, selected financial data as a percentage of our revenue.

	Years Ended December 31,
	2001	2000	1999
Revenue:
CRM services	100.0%	100.0%	100.0%
Cost of revenue:
CRM services	68.8	71.6	68.5

Total gross profit	31.2	28.4	31.5
Selling, general and administrative expenses	60.7	64.3	47.7
Restructuring and other related charges	5.7	1.1	—

Operating loss	(35.2)	(37.0)	(16.2)
Interest income, net	0.9	3.0	1.3
Gain from sale of catalog/distributor	—	0.1	0.1

Loss before income taxes	(34.3)	(33.9)	(14.8)
Income tax benefit	—	—	(2.8)

Net loss	(34.3)%	(33.9)%	(12.0)%

Comparison of Years Ended December 31, 2001 and 2000

CRM Services Revenue.    Revenue from CRM services decreased 29.5% to $41.9 million for 2001 from $59.4 million for the comparable period of 2000. This decrease is primarily due to clients with whom we discontinued marketing and selling of their products and services in 2000 and 2001. In late 2000 and during 2001, we decided to focus our resources on clients with which we could maintain profitable business relationships. As a result, we discontinued relationships with various clients. Revenues associated with these clients represented $8.6 million of revenue for 2001 as compared to $33.5 million of revenue in the comparable period of 2000. For 2001, revenue from the marketing and selling of products and services sold to customers of continuing clients increased by $7.4 million, as compared to 2000. Our quarterly operating results have fluctuated in the past and are likely to do so in the future. In particular, our revenues are not predictable with any significant degree of certainty. In the current economic environment, we have very limited visibility over revenue trends in future periods.

CRM Services Gross Profit.    Gross profit from CRM services decreased 22.6% to $13.1 million for 2001 from $16.9 million for the comparable period in 2000. Gross margin from CRM services increased to 31.2% in the most recent period compared to 28.4% during the comparable period of the prior year. The increase in gross margin is due primarily to an increased focus on our core Contract Renewals Plus services and a change in the mix of existing clients, resulting from our decision in late 2000 to focus on clients with whom we can maintain profitable business relationships. We expect our gross margins to continue to vary based on the mix of clients and the services provided.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 33.4% to $25.4 million for 2001 from $38.2 million for the comparable period of 2000. As a percentage of total revenue, these expenses decreased to 60.7% for the most recent period from 64.3% in the comparable period of the prior year. The percentage and absolute dollar decrease was primarily attributable to a reduction in personnel (a decrease of 77 average headcount at December 31, 2001 compared to December 31, 2000), and an increased effort to manage and reduce operating expenses. During the fourth quarter of 2001, in connection with the restructuring of our operations, we idled and are holding for disposal certain excess assets, which we have determined have no realizable value. As a result, we recorded a $156,000 charge to write off these assets. Selling, general and administrative expenses as a percentage of revenue will continue to fluctuate based on our revenue base and management of expenses. Although we anticipate that the recent restructuring of our operations will reduce our sales and marketing expenses for the near-term, these expenses may fluctuate over the longer term.

Restructuring and Other Related Charges.    During the fourth quarter of 2001, we recorded restructuring and other related charges of $2.4 million or $0.06 per share in connection with a restructuring program approved by the Board of Directors during the quarter. This resulted in a reduction of 39 positions at all levels throughout Rainmaker whose total annual salary at the date of termination was approximately $2.6 million. All affected employees were informed of the reduction and their severance amounts prior to December 31, 2001. The charges consisted of cash severance payments to be made to severed employees, lease payments related to property abandoned as a result of our facilities consolidation, write-offs of excess equipment and leasehold improvements that were abandoned and whose estimated fair market value was zero, and discontinued use of internally developed and licensed software.

During the second quarter of 2000, we recorded a restructuring charge of $868,000 or $0.02 per share, in connection with a restructuring program approved by the Board of Directors during the quarter designed to accelerate a return to profitability. The program resulted in a reduction of 22 positions at all levels throughout Rainmaker. The restructuring charges consisted primarily of $625,000 of cash severance payments made to severed employees and $50,000 of legal and other exit expenses. The restructuring program was completed as of December 31, 2000. The remaining $193,000 of the charge was not used and was reversed in the fourth quarter of 2000.

Below is a summary of the activity related to accrued restructuring costs for the year ended December 31, 2001 and 2000:

	Nature of Charges	Balance at December 31, 2000	Provision Charged to Operations	Charges Utilized	Balance at December 31, 2001
Cash and Non-Cash Provisions:
Employee severance	Cash	$—	$158,000	$(132,000)	$26,000
Lease cancellation and facility exit costs	Cash	—	1,035,000	(158,000)	877,000
Write-off of obsolete/redundant fixed assets	Non-Cash	—	1,115,000	(1,115,000)	—
Legal and other expenses	Cash	—	81,000	(63,000)	18,000

		$—	$2,389,000	$(1,468,000)	921,000

Less current portion					552,000

Accrued restructuring costs less current portion					$369,000

	Nature of Charges	Balance at December 31, 1999	Provision Charged to Operations	Charges Utilized	Balance at December 31, 2000
Cash and Non-Cash Provisions:
Employee severance	Cash	$—	$743,000	$(625,000)	$118,000
Legal and other expenses	Cash	—	125,000	(50,000)	75,000
Reversal of unused accruals	Non-Cash	—	—	(193,000)	(193,000)

		$—	$868,000	$(868,000)	$—

Interest Income and Expense.    We recorded $550,000 of interest income and $162,000 of interest expense or net interest income of $388,000 in 2001. This compares to $2.0 million of interest income and $257,000 of interest expense or net interest income of $1.8 million in the comparable period of 2000. The net decrease was primarily attributable to lower invested cash balances and lower interest rates.

Income Tax Expense (Benefit).    We did not record any income tax expense or benefit for 2001 and 2000. The expected benefit derived by applying the federal statutory rate to the operating loss for 2001 and 2000 was not recorded because we established a full valuation allowance for deferred tax assets due to the uncertainty of future taxable income.

Comparison of Years Ended December 31, 2000 and 1999

CRM Services Revenue.    Revenue from CRM services decreased 2.1% to $59.4 million for 2000 from $60.7 million for 1999. This decrease was primarily due to a decline in business from our largest client and to clients who we discontinued providing services to in 2000. In late 2000, we decided to focus our resources on clients with which we could maintain profitable business relationships. During 2000, six new clients were signed which accounted for $1.6 million of revenue during 2000. This compares to seven new clients which were signed in 1999 and accounted for $14.4 million of revenue during that year. During 2000, revenue from CRM services sold to customers of existing clients (clients for which we generated revenue during 1999) decreased a net amount of $2.9 million. Revenue from our largest client decreased $14.9 million from 1999 to 2000. One client signed in the fourth quarter of 1999 generated $137,000 in revenue during 1999 and $9.8 million during 2000 and is not included in the $1.6 million of revenue noted above for clients signed since January 1, 2000.

CRM Services Gross Profit.    Gross profit from CRM services decreased 11.8% to $16.9 million for 2000, from $19.1 million for 1999. Gross margin from CRM services decreased to 28.4% in 2000 compared to 31.5% during 1999. The decrease in gross margin was due primarily to a change in service and product mix and a change in the mix of new and existing clients with lower margins on sales of services. Gross margin in the third and fourth quarters of 2000 was 28.1% and 31.0%, respectively.

Selling, General and Administrative Expenses.    Excluding restructuring charges, selling, general and administrative expenses increased 31.8% to $38.2 million for 2000 from $28.9 million for 1999. As a percentage of total revenue, these expenses increased to 64.3% for 2000 from 47.7% in 1999. The percentage increase was primarily attributable to the strategic decision to increase personnel (40 additional average number of personnel during 2000 as compared to 1999), and to increase levels of investment in systems, infrastructure and product development, all of which were designated to support then recent and anticipated new client growth and new service offerings and deliver a more robust infrastructure to support that growth.

Restructuring Charges.    During the second quarter of 2000, we recorded a restructuring charge of $868,000 or $0.02 per share, in connection with a restructuring program approved by the Board of Directors during the quarter designed to accelerate a return to profitability. The program resulted in a reduction of 22 positions at all levels throughout Rainmaker. The restructuring charges consisted primarily of $625,000 of cash severance payments made to severed employees and $50,000 of legal and other exit expenses. The restructuring program was completed as of December 31, 2000. The remaining $193,000 of the charge was not used and was reversed in the fourth quarter of 2000.

Interest Income and Expense.    We recorded $1.8 million of net interest income in 2000, as compared to $0.8 million in 1999. The increase was primarily attributable to higher average invested cash balances, resulting from the sale of common stock in our initial public offering in November 1999, which resulted in Rainmaker receiving $40.6 million of net proceeds.

Income Tax Expense (Benefit).    We did not record any income tax expense or benefit for 2000 compared to a $1.7 million income tax benefit for 1999. The expected benefit derived by applying the federal statutory rate to the operating loss for 2000 was not recorded because we established a full valuation allowance for deferred tax assets due to the uncertainty of future taxable income. The expected benefit derived by applying the federal statutory rate to the operating loss for 1999 differs from the benefit recorded because we established a valuation allowance for deferred tax assets that exceeded income taxes recoverable from prior years.

Selected Quarterly Results of Operations

The following table presents our unaudited quarterly statement of operations data for each quarter in the eight quarters ended December 31, 2001. This data has been derived from unaudited financial statements that have been prepared on the same basis as the audited financial statements and include all adjustments (consisting of normal recurring adjustments) that we consider necessary for a fair presentation of such information.

	Quarter Ended
	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(in thousands except per share amounts)
Statement of Operations Data:
CRM services revenue	$17,451	$14,807	$14,279	$12,834	$12,224	$10,755	$9,836	$9,053
Cost of CRM services revenue	12,828	10,562	10,264	8,854	8,803	7,169	6,615	6,226

CRM services gross profit	4,623	4,245	4,015	3,980	3,421	3,586	3,221	2,827
Selling, general and administrative expenses	9,881	9,982	9,371	8,916	8,307	6,962	5,702	4,433
Restructuring and other related charges	—	868	—	(193)	—	—	—	2,389

Operating loss	(5,258)	(6,605)	(5,356)	(4,743)	(4,886)	(3,376)	(2,481)	(3,995)
Interest income, net	510	503	417	326	210	94	58	25
Gain from sale of catalog/distributor	—	—	—	50	—	—	—	—

Net loss	$(4,748)	$(6,102)	$(4,939)	$(4,367)	$(4,676)	$(3,282)	$(2,423)	$(3,970)

Basic net loss per share	$(0.12)	$(0.16)	$(0.13)	$(0.11)	$(0.12)	$(0.09)	$(0.06)	$(0.10)

Diluted net loss per share	$(0.12)	$(0.16)	$(0.13)	$(0.11)	$(0.12)	$(0.09)	$(0.06)	$(0.10)

Our quarterly operating results may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. Our operating results are expected to vary significantly from quarter to quarter and are difficult or impossible to predict. Our historical revenue has tended to fluctuate based on seasonal buying patterns in the computer industry. Our prospects must be considered in light of the risks, expenses and difficulties encountered by high-technology companies, particularly given that we operate in new and rapidly evolving markets, and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. In the second quarter of 2000, we began a review of our existing client base, as well as our client targeting process and methodology. As a result, in the last half of 2000 and during 2001, we have discontinued services to certain clients which have resulted in a lower base of revenues. See “Factors That May Affect Future Results and Market Price of Stock.”

Liquidity and Sources of Capital

Historically, we have funded operations from operating cash flows and net cash proceeds from private placements of preferred stock, and in November 1999, the initial public offering of our common stock. Cash and cash equivalents were $8.6 million at December 31, 2001. Working capital at December 31, 2001 was $5.6 million.

Cash used in operating activities during 2001 was $11.2 million compared to $13.2 million for the comparable period of the prior year. Net cash used for 2001 was primarily due to a net loss of $14.4 million, after adjusting for non-cash charges of depreciation and amortization of $3.4 million and restructuring charges of $1.1 million, offset by changes in our operating assets and liabilities of $1.3 million. Changes in our operating assets and liabilities resulted primarily from increases in accounts receivable, inventory, prepaid expenses and other assets partially offset by increases in our current liabilities. Excluding restructuring activities, cash used by operations was approximately $8.8 million.

Cash used in investing activities during 2001 was $831,000 compared to $3.7 million for the comparable period of the prior year. The change was due to decreased capital expenditures in 2001. During 2000, capital expenditures consisted primarily of computers and software related to our ERP system and other infrastructure-related initiatives.

Cash used by financing activities during 2001 was $2.2 million compared to cash used by financing activities of $1.3 million for the comparable period of the prior year. During 2001, we repurchased and retired $1.2 million of common stock and repaid $1.2 million of capital lease obligations. This was offset partially by $157,000 of proceeds received from the issuance of common stock from stock option exercises and our employee stock purchase plan.

Rainmaker leases office space and property and equipment under capital and operating leases that expire at various dates through 2005. Future minimum lease payments under noncancelable operating and capital lease arrangements at December 31, 2001 are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2002	$787	$729	$1,516
2003	306	652	958
2004	12	406	418
2005	—	11	11
2006	—	—	—

Total minimum lease payments	$1,105	$1,798	$2,903

We do not have commercial commitments under lines of credit, guarantees, standby repurchase obligations or other such arrangements. As of December 31, 2001, we had a $1 million standby letter of credit with a client that is expected to expire during the first half of fiscal year 2002. In addition, we obtained another letter of credit in the amount of $552,000 to secure financing for certain obligations, which will be paid over the next 12 months.

Our principal source of liquidity as of December 31, 2001 consisted of $8.6 million of cash and cash equivalents. We anticipate that our existing capital resources and cash flow expected to be generated from future operations will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months.

Potential Impact of Inflation

To date, inflation has not had a material impact on our business.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” to be effective for all business combinations initiated after June 30, 2001. Under the provisions of the statement, the use of pooling-of-interests method of accounting for those transactions is prohibited and all business combinations should be accounted for using the purchase method of accounting. Rainmaker has adopted SFAS 141 as of July 1, 2001. Adoption of SFAS 141 did not have a material impact on Rainmaker’s financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets” to be effective for all fiscal years beginning after December 15, 2001. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets acquired singly, as part of a group or in a business combination and supersedes APB Opinion No. 17, “Intangible Assets.” The statement requires that goodwill or intangible assets with indefinite lives will no longer be amortized, but should be tested for impairment at least annually, using a two-step approach to assess any impairment to goodwill at the established reporting unit level. Rainmaker has adopted SFAS 142 at the beginning of fiscal year 2002. Rainmaker does not expect adoption of SFAS 142 to have a material impact on Rainmaker’s financial position or results of operations.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” to be effective for all fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. Rainmaker is currently assessing the impact of SFAS 143 on its financial position, results of operations and cash flows as well as the timing of its adoption.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.” The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. Rainmaker has adopted SFAS 144 at the beginning of fiscal year 2002. Rainmaker does not expect adoption of SFAS 144 to have a material impact on Rainmaker’s financial position or results of operations.

Factors That May Affect Future Results and Market Price of Stock

We have incurred recent losses and expect to incur losses in the future.

We incurred an operating loss of $14.7 million and net loss of $14.4 million for 2001, an operating loss of $22.0 million and net loss of $20.2 million for 2000 and an operating loss of $9.8 million and a net loss of $7.3 million for 1999. We may incur losses in the future, depending on the timing of signing of new clients, impact of new and existing clients and our ability to continue to increase our operating efficiencies.

Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client could result in a substantial decrease in our revenue.

We have generated a significant portion of our revenue from a limited number of clients. For 2001, sales to customers of Sybase, Inc. (“Sybase”) and Hewlett-Packard each individually accounted for 10% or more of our CRM services revenue. For 2000, sales to customers of Sybase, Parametric Technology Corporation, The Santa Cruz Operation, Inc. (“SCO”) and Novell, Inc. each individually accounted for 10% or more of our CRM services revenue. For 1999, sales to customers of SCO and Sybase each individually accounted for 10% or more of our CRM services revenue. For 2001, 2000, and 1999, sales to customers previously mentioned collectively represented 45.9%, 71.3%, and 61.1%, respectively, of Rainmaker’s CRM services revenue. We expect that a small number of clients will continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our principal clients could cause a significant decrease in our revenue. In addition, our software and technology clients operate in industries that do experience consolidation from time to time, which could reduce the number of our existing and potential clients.

In late 2000, we decided to focus our resources on clients with which we can maintain a profitable business relationship. This resulted in discontinuation of relationships with certain clients and a lower base of revenues. There is a possibility that more client relationships may discontinue which could cause a decrease to our revenue in future periods.

Our revenue will decline if demand for our clients’ products and services decreases.

Our business primarily consists of marketing and selling our clients’ products and services to their existing customers. In addition, most of our revenue is based on a “pay for performance” model in which our compensation is based on the amount of our clients’ products and services that we sell. Accordingly, if a particular client’s products and services fail to appeal to its customers for reasons beyond our control, such as preference for a competing product or service, our revenue from the sale of the client’s products and services may decline.

We are exposed to general economic conditions.

As a result of recent unfavorable economic conditions in the United States, our revenue has and may continue to decline. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition. During these unfavorable economic periods, it may be more difficult to sign new clients or expand relationships with existing clients.

Our quarterly operating results may fluctuate, and if we do not meet market expectations, our stock price could decline.

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

Factors which may cause our future operating results to be below expectations include:

•	the growth of the market for outsourced CRM solutions;

•	the demand for and acceptance of our services;

•	the demand for our clients’ products and services;

•	the length of the sales and integration cycle for our new clients;

•	our ability to develop and implement additional services, products and technologies; and

•	the success of our direct sales force.

The length and unpredictability of the sales and integration cycles for our full solution service offering could cause delays in our revenue growth.

Selection of our services often entails an extended decision-making process on the part of prospective clients. We often must provide a significant level of education regarding the use and benefit of our services, which may delay the evaluation and acceptance process. The selling cycle can extend to approximately six to nine months or longer between initial client contact and signing of a contract for our services. Additionally, once our services are selected, the integration of our services often can be a lengthy process which further impacts the timing of revenue. Because we are unable to control many of the factors that will influence our clients’ buying decisions or the integration of our services, the length and unpredictability of the sales and integration cycles make it difficult for us to forecast the growth and timing of our revenue.

If we are unable to attract and retain highly qualified management, sales and technical personnel, the quality of our services may decline, and our ability to execute our growth strategies may be harmed.

Our success depends to a significant extent upon the contributions of our executive officers and key sales and technical personnel and our ability to attract and retain highly qualified sales, technical and managerial personnel. Competition for personnel is intense as these personnel are limited in supply. We have at times experienced difficulty in recruiting qualified personnel, and there can be no assurance that we will not experience difficulties in the future. Any difficulties could limit our future growth. The loss of certain key personnel, particularly Michael Silton, our chairman, president and chief executive officer, and Martin Hernandez, our chief operating officer and acting chief financial officer could seriously harm our business. We have obtained life insurance policies in the amount of $6.3 million on Michael Silton and $3.0 million on Martin Hernandez.

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

Demand and acceptance of our sales and marketing services is dependent upon companies being willing to outsource these processes. It is possible that these outsourced solutions may never achieve broad market acceptance. If the market for our services does not grow or grows more slowly than we currently anticipate, our business, financial condition and operating results may be materially adversely affected.

Our success depends on our ability to successfully manage growth.

Any future growth will place additional demands on our managerial, administrative, operational and financial resources. We will need to continue to improve our operational, financial and managerial controls and information systems and procedures and will need to continue to train and manage our overall work force. If we are unable to manage additional growth effectively, our business will be harmed.

Our business strategy may ultimately include expansion into foreign markets, which would require increased expenditures, and if our international operations are not successfully implemented, they may not result in increased revenue or growth of our business.

Our long-term growth strategy includes expansion into international markets. As a result, we may need to establish international operations, hire additional personnel and establish relationships with additional clients and customers in those markets. This expansion may require significant financial resources and management attention and could have a negative effect on our earnings. We cannot assure you that we will be successful in creating international demand for our CRM services or that we will be able to effectively sell our clients’ products and services in international markets.

The development of international operations may also involve the following risks:

•	the appeal of our marketing programs, including the use of e-mail and direct marketing techniques, to international customers;

•	the increased cost associated with designing and operating Web sites in foreign languages;

•	differing technology standards and internet regulations in other countries that may affect access to and operation of our Web sites; and

•	difficulties in collecting international accounts receivable for the products and services that we sell.

We cannot assure you that these factors will not have an adverse effect on future international sales and earnings.

Any acquisitions we may make could result in dilution, unfavorable accounting charges and difficulties in successfully managing our business.

As part of our business strategy, we review from time to time acquisition prospects that would complement our existing business or enhance our technological capabilities. Future acquisitions by us could result in potentially dilutive issuances of equity securities, large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could cause our financial performance to suffer. Furthermore, acquisitions entail numerous risks and uncertainties, including:

•	difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies;

•	diversion of management’s attention from other business concerns;

•	risks of entering geographic and business markets in which we have no or limited prior experience; and

•	potential loss of key employees of acquired organizations.

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

If we are unable to safeguard our networks and clients’ data, our clients may not use our services and our business may be harmed.

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

We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our trade secrets, copyrights, trademarks, service marks, trade names or other proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe the intellectual property rights of others, other parties may assert infringement claims against us that we violated their intellectual property rights. These claims, even if not true, could result in significant legal and other costs and may be a distraction to management. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States, so if our business expands into foreign countries, risks associated with protecting our intellectual property will increase. We have applied to register the RAINMAKER SYSTEMS, RAINMAKER (and Design), CONTRACT RENEWALS PLUS, and EDUCATION SALES PLUS services marks in the United States and certain foreign countries, and have received registrations for the RAINMAKER SYSTEMS service mark in Australia, the European Community, Switzerland, Norway and New Zealand.

Increased government regulation of the Internet could decrease the demand for our services and increase our cost of doing business.

The increasing popularity and use of the Internet and online services may lead to the adoption of new laws and regulations in the U.S. or elsewhere covering issues such as online privacy, copyright and trademark, sales taxes and fair business practices or which require qualification to do business as a foreign corporation in certain jurisdictions. Increased government regulation, or the application of existing laws to online activities, could inhibit Internet growth. A number of government authorities are increasingly focusing on online privacy issues and the use of personal information. Our business could be adversely affected if new regulations regarding the use of personal information are introduced or if government authorities choose to investigate our privacy practices. In addition, the European Union has adopted directives addressing data privacy that may limit the collection and use of some information regarding Internet users. Such directives may limit our ability to target customers or collect and use information. A decline in the growth of the Internet could decrease demand for our services and increase our cost of doing business and otherwise harm our business.

We are subject to government regulation of direct marketing, which could restrict the operation and growth of our business.

The Federal Trade Commission’s (“FTC’s”) telemarketing sales rules prohibit misrepresentations of the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation and specifically addresses other perceived telemarketing abuses in the offering of prizes. Additionally, the FTC’s rules limit the hours during which telemarketers may call consumers. The Federal Telephone Consumer Protection Act of 1991 contains other restrictions on facsimile transmissions and on telemarketers, including a prohibition on the use of automated telephone dialing equipment to call certain telephone numbers. A number of states also regulate telemarketing and some states have enacted restrictions similar to these federal laws. In addition, a number of states regulate e-mail and facsimile transmissions. The failure to comply with applicable statutes and regulations could result in penalties. There can be no assurance that additional federal or state legislation, or changes in regulatory implementation, or judicial interpretation of existing or future laws would not limit our activities in the future or significantly increase the cost of regulatory compliance.

Our directors and their affiliates own a large percentage of our stock and can significantly influence all matters requiring stockholder approval.

Our directors and entities affiliated with them together control approximately 48% of our outstanding shares (based on the number of shares outstanding as of February 28, 2002). As a result, any significant combination of those stockholders, acting together, will have the ability to control all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Rainmaker, which, in turn, could depress the market price of our common stock.

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

If our stock price is volatile, we could face securities class action litigation. In the past, following periods of volatility in the market price of their stock, many companies have been the subjects of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management’s attention and resources and could cause our stock price to fall. The trading price of our common stock could fluctuate widely due to:

•	quarter to quarter variations in results of operations;

•	loss of a major client;

•	announcements of technological innovations by us or our competitors;

•	changes in, or our failure to meet, the expectations of securities analysts;

•	new products or services offered by us or our competitors;

•	changes in market valuations of similar companies;

•	announcements of strategic relationships or acquisitions by us or our competitors; or

•	other events or factors that may be beyond our control.

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

If we fail to meet Nasdaq National Market or the Nasdaq SmallCap Market listing requirements, our common stock will be delisted.

Our common stock is currently listed on the Nasdaq National Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq National Market. If we continue to experience losses from our operations, are unable to raise additional funds or our stock price does not meet minimum standards, we may not be able to maintain the standards for continued listing on the Nasdaq National Market, which include, among other things that our stock maintain a minimum closing bid price of at least $1.00 per share and we maintain either stockholders’ equity of at least $10 million or net intangible assets of at least $4 million. Commencing November 1, 2002, we will be required to comply with the $10 million stockholders’ equity requirement. Rainmaker received a deficiency notice from Nasdaq on February 14, 2002, advising us that our common stock had traded below the minimum bid price requirement for 30 consecutive business days and that we have 90 calendar days from such date (or until May 15, 2002) to regain compliance with the minimum bid price requirement. Compliance with such requirement is regained if the minimum bid price of Rainmaker’s common stock closes at or above $1.00 for 10 consecutive business days during such 90-day period.

The Securities & Exchange Commission recently approved a new Nasdaq program that modifies the minimum bid price grace period for the Nasdaq SmallCap Market. This program allows companies currently listed on the Nasdaq National Market, who are out of compliance with the minimum bid price requirement, to, upon acceptance by Nasdaq, have the opportunity to extend the 90-day grace period during which they may regain compliance with the minimum bid price requirement by transferring to the Nasdaq SmallCap Market. Rainmaker may elect to transfer from the Nasdaq National Market to the Nasdaq SmallCap Market in order to take advantage of this extended grace period, subject to acceptance by Nasdaq. Should Rainmaker transfer to the Nasdaq SmallCap Market to take advantage of this extended grace period, Rainmaker may be eligible under certain circumstances to transfer back to the Nasdaq National Market at a later date.

If as a result of the application of these and other listing requirements our common stock is delisted from the Nasdaq National Market or the Nasdaq SmallCap Market, our stock would become harder to buy and sell. Consequently, if we were removed from either of the Nasdaq Markets, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. As a result, the ability to resell shares of our common stock could be adversely affected.

ITEM 7A.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We currently do not and do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We mitigate default risk by investing in low-risk securities. To minimize our risks, we maintain our portfolio of cash equivalents and short-term investments in a variety of short-term and liquid securities including money market funds, commercial paper, U.S. government and agency securities and municipal bonds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2001, 100% of our portfolio was invested in instruments which mature in less than 90 days. See Note 4 of Notes to Financial Statements.

The following presents the amount of our cash equivalents that may be subject to market risk and weighted average interest rate as of December 31, 2001. This amount does not include money market funds because those funds are not subject to market risk.

	Maturing in three months or less	Estimated Fair Value
	(in thousands)
Fixed rate securities	$2,374	$2,374
Weighted average interest rate	2.07%

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in Part IV Item 14 (a) (1) and (2).

ITEM 9.     CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Certain information required by Part III is omitted from this Report because the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning Rainmaker’s officers required by this Item is incorporated by reference to Rainmaker’s Proxy Statement under the heading “Executive Officers”. The information concerning Rainmaker’s Directors required by this Item is incorporated by reference to Rainmaker’s Proxy Statement under the heading “Election of Directors – Nominees”. Information concerning compliance by Rainmaker’s officers, Directors and 10% stockholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in Rainmaker’s Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to Rainmaker’s Proxy Statement under the heading “Executive Compensation.”

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to Rainmaker’s Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to Rainmaker’s Proxy Statement under the heading “Certain Transactions with Management.”

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K

(a) 1.    Financial Statements

The following financial statements are filed as a part of this report:

(a) 2.    Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Schedule II         Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(a) 3.    Exhibits

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

3.1(1)	Certificate of Incorporation of Rainmaker Systems, Inc. filed with the Delaware Secretary of State on October 29, 1999.

3.2(1)	Bylaws of Rainmaker Systems, Inc.

4.1(1)	Specimen certificate representing shares of common stock of Rainmaker Systems, Inc.

4.2(1)	Registration Rights Agreement dated March 8, 1994 between UniDirect Corporation and Silicon Valley Bank.

4.3(1)
Registration Rights Agreement dated February 12, 1999 among Rainmaker Systems, Inc., ABS Capital Partners III, L.P., H & Q Rainmaker Investors, L.P., Hambrecht & Quist California, Hambrecht & Quist Employee Venture Fund, L.P. II and The Santa Cruz Operation, Inc.

10.1(1)	Form of Indemnification Agreement.

10.2(1)	1999 Stock Incentive Plan.

10.3(1)	1999 Stock Purchase Plan.

10.4(1)	Net Lease Agreement dated July 29, 1996 between UniDirect Corporation and Borland International, Inc., together with amendments dated February 27, 1997, April 14, 1998 and November 15, 1998.

10.5(1)	Net Lease Agreement dated November 5, 1998 between UniDirect Corporation and Inprise Corporation.

10.6(1)	Master Lease Agreement dated May 5, 1999 between Rainmaker Systems, Inc. and Celtic Leasing Corp.

10.7(1)	Loan and Security Agreement dated October 28, 1997 between UniDirect Corporation and MetLife Capital Corporation, together with related agreements dated May 5, 1999.

10.8(2)	Form of Notice of Grant of Stock Option

10.9(3)	Form of Stock Option Agreement

10.10(5)	+ Internet Applications Division (IAD) Reseller Agreement dated March 22, 1999 between Sybase, Inc. and Rainmaker Systems, Inc.

10.11(1)	+ Outsource Services Agreement dated March 26, 1999 between Rainmaker Systems, Inc and Novell, Inc., together with amendment dated September 8, 1999.

10.12(6)	+ Amendment No. 2, dated March 1, 2001 to Outsource Services Agreement dated March 26, 1999 between Rainmaker Systems, Inc. and Novell, Inc., together with amendments dated September 8, 1999

10.13(7)	+ Amendment No. 1, dated February 5, 2001, to Internet Applications Division (IAD) Reseller Agreement dated March 22, 1999 between Sybase, Inc. and Rainmaker Systems, Inc.

10.14(8)	+ Non Technical Services Agreement, dated April 6, 2001 between Rainmaker Systems, Inc. and International Business Machines Corporation

10.15(9)	+ Master Agreement, dated May 4, 2001, between Rainmaker Systems, Inc. and Caldera International, Inc.

10.16(10)	+ Non Technical Services Agreement, dated July 10, 2001 between Rainmaker Systems, Inc. and Nortel Networks, Inc.

10.17(4)	Option Exchange Offer, dated November 30, 2001

10.18	++ Employment Agreement with Michael Silton, dated January 1, 2001

10.19	++ Employment Agreement with Martin D. Hernandez, dated January 1, 2001

21.1	List of Subsidiaries

23.1	Consent of Independent Auditors.

23.2(1)	Consent of Brobeck, Phleger & Harrison LLP.

(b)	Reports on Form 8–K

None

(1)	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by Rainmaker (Reg. No. 333-86445).
(2)	Incorporated by reference to exhibit number 99.2 to the Registration Statement on Form S-8 filed by Rainmaker (Reg. No. 333-91095).
(3)	Incorporated by reference to exhibit number 99.3 to the Registration Statement on Form S-8 filed by Rainmaker (Reg. No. 333-91095).
(4)	Incorporated by reference to exhibit (a)(1) to the Tender Offer Statement on Form SC TO-I filed by Rainmaker (Reg. No 005-58179)
(5)	Incorporated by reference to exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker on May 15, 2000.
(6)	Incorporated by reference to exhibit 10.25 to the Report on Form 10-Q filed by Rainmaker on May 2, 2001.
(7)	Incorporated by reference to exhibit 10.26 to the Report on Form 10-Q filed by Rainmaker on May 2, 2001.
(8)	Incorporated by reference to exhibit 10.27 to the Report on Form 10-Q filed by Rainmaker on August 10, 2001.
(9)	Incorporated by reference to exhibit 10.28 to the Report on Form 10-Q filed by Rainmaker on August 10, 2001.
(10)	Incorporated by reference to exhibit 10.29 to the Report on Form 10-Q filed by Rainmaker on October 19, 2001.
+	Confidential treatment has previously been granted by the Commission for certain portions of the referenced exhibit.
++	Confidential treatment has been requested from the Commission for certain portions of the referenced exhibit.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Rainmaker Systems, Inc.

We have audited the accompanying balance sheets of Rainmaker Systems, Inc. as of December 31, 2001 and 2000 and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rainmaker Systems, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information stated therein.

/s/	Ernst & Young LLP

San Jose, California
January 23, 2002

RAINMAKER SYSTEMS, INC.

BALANCE SHEETS

	December 31,
	2001	2000
	(In thousands, except share data)
ASSETS

Current assets:
Cash and cash equivalents	$8,606	$22,879
Accounts receivable, less allowance for sales returns and doubtful accounts of $410 in 2001 and $608 in 2000	4,778	8,271
Inventories	—	403
Prepaid expenses and other current assets	1,167	1,891

Total current assets	14,551	33,444
Property and equipment, net	5,075	8,483
Other noncurrent assets	284	295

Total assets	$19,910	$42,222

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,855	$9,508
Payable to a related party	861	817
Accrued compensation and related liabilities	758	2,567
Accrued restructuring and other related charges	552	—
Accrued liabilities	1,213	1,823
Current portion of capital lease obligations	713	1,183

Total current liabilities	8,952	15,898
Capital lease obligations, less current portion	305	1,018
Other long term liabilities	369	23

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares—20,000,000 Issued and outstanding—none	—	—
Common stock, $0.001 par value:
Authorized shares—80,000,000 Issued and outstanding shares—38,417,625 at December 31, 2001 and 38,336,904 at December 31, 2000	38	38
Additional paid-in capital	56,676	57,732
Accumulated other comprehensive income	45	—
Deferred stock compensation	—	(363)
Accumulated deficit	(46,475)	(32,124)

Total stockholders’ equity	10,284	25,283

Total liabilities and stockholders’ equity	$19,910	$42,222

See accompanying notes.

RAINMAKER SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000	1999
	(In thousands, except per share amounts)
Revenue:
CRM services revenue	$41,868	$59,371	$60,665
Cost of CRM services revenue	28,812	42,508	41,539

Total gross profit	13,056	16,863	19,126
Selling, general and administrative expenses	25,406	38,150	28,939
Restructuring and other related charges	2,389	675	—

Operating loss	(14,739)	(21,962)	(9,813)
Interest income, net	388	1,756	774
Gain from sale of catalog/distributor	—	50	80

Loss before income taxes	(14,351)	(20,156)	(8,959)
Income tax benefit	—	—	(1,650)

Net loss	(14,351)	(20,156)	(7,309)
Preferred C and D cumulative dividends	—	—	(1,265)
Excess of redemption of preferred stock over stated value	—	—	(1,941)

Loss available to common stockholders	$(14,351)	$(20,156)	$(10,515)

Net loss per common share:
Basic	$(0.38)	$(0.52)	$(0.49)

Diluted	$(0.38)	$(0.52)	$(0.49)

Number of shares used in per share computations:
Basic	38,010	38,798	21,300

Diluted	38,010	38,798	21,300

See accompanying notes.

RAINMAKER SYSTEMS, INC.

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY

	Redeemable Convertible Preferred Stock Series A		Redeemable Convertible Preferred Stock Series C		Redeemable Convertible Preferred Stock Series D		Convertible Preferred Stock Series B		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deferred Stock Compensation	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 1998	574,620	$977	—	$—	—	$—	349,160	$—	21,460,894	$21	$741	$—	$—	$3,738	$4,500
Issuance of Series C preferred stock, net of issuance costs	—	—	8,536,585	13,809	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	5,750,000	6	40,567	—	—	—	40,573
Exercise of warrant to purchase common stock	—	—	—	—	—	—	—	—	112,388	—	—	—	—	—	—
Exercise of employee stock options	—	—	—	—	—	—	—	—	956,525	—	267	—	—	—	267
Options issued to consultants in exchange for services	—	—	—	—	—	—	—	—	—	—	411	—	—	—	411
Conversion of Series A preferred stock and debt into Series D preferred stock	(574,620)	(977)	—	—	5,717,470	1,973	—	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	—	—	(8,536,585)	(13,809)	(5,717,470)	(1,973)	(349,160)	—	15,999,855	16	15,766	—	—	—	15,782
Repurchase of common stock	—	—	—	—	—	—	—	—	(5,908,707)	(5)	(1,296)	—	—	(8,389)	(9,690)
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	2,026	—	(2,026)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	—	682	—	682
Net loss and comprehensive net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,309)	(7,309)
Dividends declared	—	—	—	—	—	—	—	—	—	—	—	—	—	(8)	(8)

Balance at December 31, 1999	—	—	—	—	—	—	—	—	38,370,955	38	58,482	—	(1,344)	(11,968)	45,208
Exercise of employee stock options	—	—	—	—	—	—	—	—	633,202	—	194	—	—	—	194
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	228,416	1	622	—	—	—	623
Repurchase of common stock for retirement	—	—	—	—	—	—	—	—	(895,669)	(1)	(1,195)	—	—	—	(1,196)
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	—	610	—	610
Cancellation of options with deferred stock compensation charges	—	—	—	—	—	—	—	—	—	—	(371)	—	371	—	—
Net loss and comprehensive net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,156)	(20,156)

Balance at December 31, 2000	—	—	—	—	—	—	—	—	38,336,904	38	57,732	—	(363)	(32,124)	25,283
Exercise of employee stock options	—	—	—	—	—	—	—	—	605,922	—	99	—	—	—	99
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	112,132	—	58	—	—	—	58
Repurchase of common stock for retirement	—	—	—	—	—	—	—	—	(637,337)	—	(1,194)	—	—	—	(1,194)
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	—	344	—	344
Cancellation of options with deferred stock compensation charges	—	—	—	—	—	—	—	—	—	—	(19)	—	19	—	—
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,351)	(14,351)
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	—	—	45	—	—	45

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	45	—	(14,351)	(14,306)

Balance at December 31, 2001	—	$—	—	$—	—	$—	—	$—	38,417,625	$38	$56,676	$45	$—	$(46,475)	$10,284

See accompanying notes.

RAINMAKER SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Operating activities:
Net loss	$(14,351)	$(20,156)	$(7,309)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	3,065	1,838	2,545
Amortization of deferred stock compensation	344	610	682
Restructuring and other related charges	1,116	675	—
Gain on sale of catalog/distributor businesses	—	(50)	(80)
Loss on disposal of property and equipment	58	788	309
Issuance of stock for consulting services	—	—	411
Deferred income taxes	—	—	(1,035)
Provision (credit) for sales returns and doubtful accounts	(198)	72	222
Changes in operating assets and liabilities:
Accounts receivable	3,691	(151)	(1,533)
Income taxes receivable	2	1,123	(9)
Inventories	403	234	(633)
Prepaid expenses and other assets	780	(1,016)	(566)
Accounts payable	(4,653)	3,052	632
Payable to a related party	44	(860)	646
Accrued compensation and related liabilities	(1,809)	436	911
Accrued restructuring and other related charges	921	—	—
Accrued liabilities	(635)	204	237
Deferred revenue	—	—	(40)

Net cash used in operating activities	(11,222)	(13,201)	(4,610)
Investing activities:
Proceeds from sale of catalog/distributor	—	800	900
Purchases of property and equipment	(831)	(7,167)	(1,642)
Purchase of short-term investments	—	(3,001)	(3,756)
Sale of short-term investments	—	5,757	1,000
Purchase of long-term investments	—	(100)	—

Net cash used in investing activities	(831)	(3,711)	(3,498)
Financing activities:
Proceeds from issuance of common stock from IPO, net	—	—	40,573
Proceeds from issuance of preferred stock, net	—	—	13,809
Repurchase of common stock	(1,194)	(1,196)	(9,690)
Proceeds from issuance of common stock from option exercises	99	194	267
Proceeds from issuance of common stock under ESPP	58	623	—
Repayment of capital lease obligations	(1,183)	(959)	(304)
Dividends paid	—	—	(26)

Net cash provided by (used in) financing activities	(2,220)	(1,338)	44,629
Net increase (decrease) in cash and cash equivalents	(14,273)	(18,250)	36,521
Cash and cash equivalents at beginning of year	22,879	41,129	4,608

Cash and cash equivalents at end of year	$8,606	$22,879	$41,129

Supplemental disclosure of cash paid during the period:
Interest paid	$162	$257	$125

Income taxes paid, net of refunds	$—	$(1,123)	$(604)

Supplemental schedule of noncash investing and financing activities:
Acquisition of equipment under capital leases	$—	$1,569	$1,248

Conversion of subordinated convertible note to preferred stock	$—	$—	$996

See accompanying notes.

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Business

Founded in 1991 as UniDirect Corporation, Rainmaker Systems, Inc. (“Rainmaker”) is a leading outsource provider of Internet-enabled sales and marketing services. Rainmaker provides sales and marketing programs to generate service revenue and promote customer retention for its clients.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Areas that are particularly significant include revenue recognition policies, valuation of accounts receivable, the assessment of recoverability and measuring impairment of fixed assets, and recognition of restructuring reserves.

Revenue Recognition and Presentation

Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the end user customer is received; the service contract or maintenance agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain. Revenue from product sales is recognized at the time of shipment of the product directly to the customer. Revenue from services we perform is recognized as the services are delivered. Fee based pricing revenue is recognized once these services have been delivered. Substantially all of our sales transactions are reported under the “gross” method, which is based on the total purchase price billed by us to customers for our clients’ products and services. We also sell products and services on behalf of our clients whereby we record revenue net, equal to the amount earned in the transaction.

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 “Revenue Recognition” (“SAB 101”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 was required to be adopted by Rainmaker in the fourth quarter of 2000 with retroactive adoption as of January 1, 2000. We believe our revenue recognition policies conform to the requirements of SAB 101 and, therefore, our adoption did not have a material impact on our revenue or results of operations.

Concurrent with the adoption of SAB 101, Rainmaker also adopted the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). EITF 99-19 interprets SAB 101 and addresses when a company should report revenue as the gross amount billed to a customer versus the net amount earned by the company in the transaction. Specific “indicators” should be used by companies to determine if it is more appropriate for them to record revenues on a “gross” versus a “net” basis. These “indicators” include, but are not limited to, 1) whether the vendor is the primary obligor in the transaction, 2) whether the vendor assumes general inventory risk, and 3) whether the vendor has latitude for setting the pricing for the goods or services it sells to its customers. Absence of these indicators might indicate that revenue should be recorded on a “net” basis. Substantially all of our sales transactions are reported under the “gross” method based on amounts billed to our customers as we take title and assume risk of loss for products sold and assume the full credit risk and establish pricing for the products and services we sell. However, we also sell products and services on behalf of customers of our clients whereby, based on the evaluation of the same indicators, we record revenue net equal to the amount earned in the transaction. Our current revenue reporting practices are consistent with the revenue reporting criteria established in EITF 99-19. The adoption of EITF 99-19 did not have a material impact on our reported revenues.

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Cost of Revenue

Cost of revenue consists of the cost of products and service arrangements sold to customers, the cost of inbound and outbound shipping, net of amounts recovered from customers and the costs of designing, producing and delivering services.

Concentrations of Credit Risk and Credit Evaluations

Rainmaker sells its clients’ products and services primarily to business end users and in most transactions assumes full credit risk on the sale. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is generally not required. Credit losses have not traditionally been material, and such losses have been within management’s expectations.

Rainmaker enters into contracts with its outsource clients to market and sell its clients’ products and services to the end user customers. As a result, Rainmaker primarily earns revenue from sales to the outsource client’s customer, not the outsource client itself.

For the year ended December 31, 2001, sales to customers of Sybase, Inc. (“Sybase”) and Hewlett-Packard (“HP”) each individually accounted for 10% or more of our CRM services revenue. For the year ended December 31, 2000, sales to customers of Sybase, Parametric Technology Corporation, The Santa Cruz Operation, Inc. (“SCO”) and Novell, Inc. each individually accounted for 10% or more of our CRM services revenue. For the year ended December 31, 1999, sales to customers of SCO and Sybase each individually accounted for 10% or more of our CRM services revenue. For the 2001, 2000, and 1999, sales to customers previously mentioned collectively represented 45.9%, 71.3%, and 61.1%, respectively, of Rainmaker’s CRM services revenue.

Rainmaker has an outsource services agreement with Sybase that is in effect through March 2003, a distribution agreement with Caldera International, Inc. that is in effect through May 2002, an outsourcing services agreement with HP that is in effect through September 2002 and a distribution agreement with Nortel Networks that is in effect through July 2003. These clients may, however, terminate their contracts for cause in accordance with the provisions of each contract. In most cases, a client must provide Rainmaker with advance written notice of its intention to terminate. No individual end user customer accounted for 10% or more of revenues in any period presented.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, and consist primarily of shrink-wrap software products and user manuals purchased for resale. As of December 31, 2001, the inventory balance was zero.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is recorded using the straight-line method over the assets’ estimated useful lives of two to seven years. Amortization of leasehold improvements is recorded using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Amortization of fixed assets under capital leases is included in depreciation expense.

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

The components of property and equipment at December 31, 2001 and 2000 were as follows (in thousands):

	December 31,
	2001	2000
Computer equipment	$11,755	$12,107
Furniture and fixtures	547	547
Leasehold improvements	364	422

	12,666	13,076
Accumulated depreciation and amortization	(7,591)	(4,593)

	$5,075	$8,483

As of December 31, 2001, property and equipment included amounts held under capital leases of approximately $2.9 million and related accumulated depreciation of approximately $2.2 million.

Stock-Based Compensation

Rainmaker accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25), and has adopted the disclosure-only alternative of Financial Accounting Standards Board Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation” for disclosing the effects of the fair value method on reported results of operations.

Fair Value of Financial Instruments

The fair value for marketable debt and equity securities is based on quoted market prices. The carrying value of those securities, as of each period presented approximates their fair value.

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

At December 31, 2001 and 2000, there were no deferred advertising costs. Gross advertising costs for the years ended December 31, 2001, 2000, and 1999 aggregated $308,000, $1.4 million, and $1.4 million, respectively. Rainmaker charged several vendors for reimbursement under advertising programs of $152,000, $135,000, and $1.1 million during the years ended December 31, 2001, 2000, and 1999, respectively.

Cash, Cash Equivalents and Short-Term Investments

Rainmaker considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market funds, commercial paper, and government bonds.

Rainmaker classifies its marketable securities as available-for-sale which are recorded at fair market value with the related unrealized gains and losses included in comprehensive income/loss. Realized gains and losses

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

and declines in value judged to be other than temporary on available-for-sale securities are included in interest income, net. The cost of securities sold is based on specific identification.

Premiums and discounts are amortized over the period from acquisition to maturity and are included in interest income, along with interest and dividends.

Comprehensive Income (Loss)

SFAS No. 130 “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report a “comprehensive income” that includes unrealized holding gains and losses and other items that have previously been excluded from net income and reflected instead in stockholders’ equity. Comprehensive income (loss) for Rainmaker consists of net income (loss) plus the effect of unrealized holding gains or losses on investments classified as available-for-sale. For the year ended December 31, 2001, the unrealized holding gain on investments was approximately $45,000. Comprehensive loss for the year ended December 31, 2001 was $14.3 million. Prior to December 31, 2001, Rainmaker did not have any significant transactions that required reporting in comprehensive income (loss).

Segment Reporting

Rainmaker operates in one market segment, the sale of installed base marketing and sales services to software and other technology companies, for their support contracts and software subscriptions. Rainmaker primarily operates in one geographical segment, North America. Substantially all of Rainmaker’s sales are made to customers in the United States.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” to be effective for all business combinations initiated after June 30, 2001. Under the provisions of the statement, the use of pooling-of-interests method of accounting for those transactions is prohibited and all business combinations should be accounted for using the purchase method of accounting. Rainmaker has adopted SFAS 141 as of July 1, 2001. Adoption of SFAS 141 did not have a material impact on Rainmaker’s financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets” to be effective for all fiscal years beginning after December 15, 2001. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets acquired singly, as part of a group or in a business combination and supersedes APB Opinion No. 17, “Intangible Assets.” The statement requires that goodwill or intangible assets with indefinite lives will no longer be amortized, but should be tested for impairment at least annually, using a two-step approach to assess any impairment to goodwill at the established reporting unit level. Rainmaker has adopted SFAS 142 at the beginning of fiscal year 2002. Rainmaker does not expect adoption of SFAS 142 to have a material impact on Rainmaker’s financial position or results of operations.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” to be effective for all fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. Rainmaker is currently assessing the impact of SFAS 143 on its financial position, results of operations and cash flows as well as the timing of its adoption.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model for the impairment

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

or disposal of long-lived assets, including discontinued operations. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.” The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. Rainmaker has adopted SFAS 144 at the beginning of fiscal year 2002. Rainmaker does not expect adoption of SFAS 144 to have a material impact on Rainmaker’s financial position or results of operations.

2.    Net Loss Per Share

Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the year, less shares subject to repurchase. Diluted net loss per share also gives effect, if dilutive, to the assumed exercise of outstanding stock options using the treasury stock method and to the conversion of outstanding convertible securities into common stock, using the if converted method, as of the beginning of the period presented or the original date of issuance, if later.

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Years Ended December 31,
	2001	2000	1999
Net Loss Per Common Share—Basic
Net loss	$(14,351)	$(20,156)	$(7,309)
Less: Preferred A dividends	—	—	—
Preferred C cumulative dividends	—	—	(1,112)
Preferred D cumulative dividends	—	—	(153)
Excess of redemption of preferred stock over stated value	—	—	(1,941)

Net loss available to common stockholders	$(14,351)	$(20,156)	$(10,515)

Weighted-average shares of common stock outstanding	38,015	38,810	21,491
Less: weighted average shares subject to repurchase	(5)	(12)	(191)

Weighted-average shares used in computing basic net loss per common share	38,010	38,798	21,300

Basic net loss per common share	$(0.38)	$(0.52)	$(0.49)

Net Loss Per Common Share—Diluted
Net loss	$(14,351)	$(20,156)	$(7,309)
Less: Preferred C cumulative dividends	—	—	(1,112)
Preferred D cumulative dividends	—	—	(153)
Excess of redemption of preferred stock over stated value	—	—	(1,941)

Net loss available to common stockholders	$(14,351)	$(20,156)	$(10,515)

Weighted-average shares of common stock outstanding	38,015	38,810	21,491
Less: weighted average shares subject to repurchase	(5)	(12)	(191)

Weighted-average shares used in computing diluted net loss per common share	38,010	38,798	21,300

Diluted net loss per common share	$(0.38)	$(0.52)	$(0.49)

Rainmaker has excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share for the years ended December 31, 2001, 2000 and 1999 because all such securities are anti-dilutive. The total number of potential shares excluded from the calculation of diluted net loss per common share was 4,354,127, 5,917,970 and 17,873,064 for the years ended December 31, 2001, 2000 and 1999, respectively.

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

3.    Accrued Restructuring and Other Related Charges

During the fourth quarter of 2001, we recorded restructuring and other related charges of $2.4 million or $0.06 per share in connection with a restructuring program approved by the Board of Directors during the quarter. This resulted in a reduction of 39 positions at all levels throughout Rainmaker whose total annual salary at the date of termination was approximately $2.6 million . All affected employees were informed of the reduction and their severance amounts prior to December 31, 2001. The charges consisted of cash severance payments to be made to severed employees, lease payments related to property abandoned as a result of our facilities consolidation, write-offs of excess equipment and leasehold improvements that were abandoned and whose estimated fair market value was zero, and discontinued use of internally developed and licensed software.

During the second quarter of 2000, we recorded a restructuring charge of $868,000 or $0.02 per share, in connection with a restructuring program approved by the Board of Directors during the quarter designed to accelerate a return to profitability. The program resulted in a reduction of 22 positions at all levels throughout Rainmaker. The restructuring charges consisted primarily of $625,000 of cash severance payments made to severed employees and $50,000 of legal and other exit expenses. The restructuring program was completed as of December 31, 2000. The remaining $193,000 of the charge was not used and was reversed in the fourth quarter of 2000.

Below is a summary of the activity related to restructuring accruals (short and long-term) for the year ended December 31, 2001 and 2000:

	Nature of Charges	Balance at December 31, 2000	Provision Charged to Operations	Charges Utilized	Balance at December 31, 2001
Cash and Non-Cash Provisions:
Employee severance	Cash	$—	$158,000	$(132,000)	$26,000
Lease cancellation and facility exit costs	Cash	—	1,035,000	(158,000)	877,000
Write-off of obsolete/redundant fixed assets	Non-Cash	—	1,115,000	(1,115,000)	—
Legal and other expenses	Cash	—	81,000	(63,000)	18,000

		$—	$2,389,000	$(1,468,000)	921,000

Less current portion					552,000

Accrued restructuring costs less current portion					$369,000

	Nature of Charges	Balance at December 31, 1999	Provision Charged to Operations	Charges Utilized	Balance at December 31, 2000
Cash and Non-Cash Provisions:
Employee severance	Cash	$—	$743,000	$(625,000)	$118,000
Legal and other expenses	Cash	—	125,000	(50,000)	75,000
Reversal of unused accruals	Non-Cash	—	—	(193,000)	(193,000)

		$—	$868,000	$(868,000)	$—

4.    Available for Sale Securities

The following is a summary of available-for-sale securities. All available-for-sale debt securities are classified as cash equivalents at December 31, 2001 and 2000 and have a maturity of less than one year. During the year ended December 31, 2001 and 2000, Rainmaker did not have any short-term investments.

During April 2000, Rainmaker acquired 8,320 shares of Series B preferred stock in a nonpublic company for a cost of $100,000 and recorded the amount in noncurrent assets. In December 2001, this nonpublic

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

company was acquired by a public company, whereby the Series B preferred stock converted to 8,807 shares of the public company’s common stock. As of December 31, 2001, these publicly held shares traded at a price of $16.45 per common share, resulting in a fair value of $144,875. As a result, Rainmaker recorded an unrealized gain on investment of $44,875 in other comprehensive income.

As of December 31, 2001 and 2000, the carrying value of available-for-sale debt and equity securities approximates their fair market value (in thousands):

	December 31, 2001	December 31, 2000
Money market fund	$6,232	$8,824
Commercial paper	—	1,481
Government securities	374	2,074
Municipal bonds	2,000	10,500

Cash equivalents	$8,606	$22,879

Corporate equity securities	$144,875	$100,000

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

Obligations Under Capital Leases and Operating Lease Commitments

Rainmaker leases office space and property and equipment under capital and operating leases that expire at various dates through 2005. Future minimum lease payments under non-cancelable operating and capital lease arrangements at December 31, 2001 are as follows (in thousands):

	Capital Leases	Operating Leases
2002	$787	$729
2003	306	652
2004	12	406
2005	—	11
2006	—	—

Total minimum lease payments	1,105	$1,798

Less amount representing interest	87

Present value of minimum lease payments	1,018
Less current portion	713

Obligations under capital leases due after one year	$305

        Rent expense under operating leases was approximately $1,023,000, $1,238,000, and $1,022,000 in 2001, 2000, and 1999, respectively. Of the amounts listed above, $877,000 of operating lease payments has been accrued as part of Rainmaker’s restructuring activities at December 31, 2001.

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Included in obligations under capital leases are certain assets amounting to $324,000 which have been written off due to restructuring activities.

As of December 31, 2001, we had a $1 million standby letter of credit with a client that is expected to expire during the first half of fiscal year 2002. In addition, we obtained another letter of credit in the amount of $552,000 to secure financing for certain obligations, which will be paid over the next 12 months.

6.    Income Taxes

Rainmaker utilizes the liability method of accounting for income taxes. Deferred tax assets are recognized and measured based upon the likelihood of realization of the related tax benefit in the future.

The federal and state income tax provision (benefit) for the years ended December 31, 2001, 2000, and 1999 is summarized as follows (in thousands):

	December 31,
	2001	2000	1999
Current:
Federal	$—	$—	$(370)
State	—	—	(245)

	—	—	(615)
Deferred:
Federal	—	—	(830)
State	—	—	(205)

	—	—	(1,035)

	$—	$—	$(1,650)

A reconciliation of taxes computed at the statutory federal income tax rate to income tax expense (benefit) follows (in thousands):

	December 31,
	2001	2000	1999
Provision (benefit) computed at federal statutory rate	$(4,879)	$(6,853)	$(3,046)
California franchise tax expense, net of federal effect	1	1	1
Valuation allowance	4,755	6,744	—
Nondeductible expenses	123	108	1,395

	$—	$—	$(1,650)

Deferred income taxes reflect the net tax effects of temporary differences between the value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Rainmaker’s deferred tax assets as of December 31, 2001 and 2000 are as follows (in thousands):

	December 31,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$12,273	$7,021
Book over tax depreciation	841	478
Accounts receivable allowance	163	242
Inventory reserves	16	53
Accrued expenses	552	664

Total deferred tax assets	13,845	8,458
Valuation allowance	(13,845)	(8,458)

Net deferred tax assets	$—	$—

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, deferred tax assets have been offset by a valuation allowance to reflect these uncertainties. The valuation allowance for deferred tax assets increased approximately $5,387,000, $6,744,000, and $1,714,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

As of December 31, 2001, Rainmaker had net operating loss carryforwards for federal and state tax purposes of approximately $33,000,000 and $19,000,000, respectively. The federal and state net operating loss carryforwards will expire at various dates beginning in 2004 through 2021, if not utilized.

Utilization of Rainmaker’s net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

7.    Stockholders’ Equity

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

On November 17, 1999, Rainmaker completed an initial public offering (the “IPO”) of approximately 5.75 million shares of its common stock, generating proceeds of approximately $40.6 million, net of offering expenses. The offering proceeds were used for general corporate purposes.

Under the terms of Rainmaker’s restated Certificate of Incorporation in effect at the time of the IPO, each share of each class of issued and outstanding capital stock of Rainmaker automatically converted to common stock upon the consummation of the IPO on November 17, 1999.

In March 1994, Rainmaker granted a warrant to purchase 22,750 shares of Series B preferred stock which was converted into 113,750 shares of common stock at $1.03 per share in connection with obtaining a line of credit. In December 1999, 112,388 shares of common stock were issued upon the net exercise of the warrant.

Stock Option Exchange Program

On November 30, 2001, Rainmaker announced a voluntary stock option exchange program for their employees. Under the program, Rainmaker employees were given the opportunity, if they chose, to cancel outstanding stock options previously granted to them in exchange for an equal number of replacement options to be granted at a future date, at least six months and a day from the cancellation date, which is January 24, 2002. The expected new grant date will be on or after July 25, 2002. Under the exchange program, each participating employee will receive, for each option included in the exchange, a one-for-one replacement option, subject to adjustments for any stock splits. The exercise price of each replacement option will be equal to the highest of (i) the closing selling price per share of our common stock on the trading day immediately before the day of grant,

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

(ii) the average of the high and low per share sales price on day of grant or (iii) the closing selling price per share on the day of grant, as quoted on Nasdaq or on the OTC Bulletin Board. The replacement options will have terms and conditions that are substantially the same as those of the canceled options. Rainmaker employees must remain employed with Rainmaker at date of grant to receive replacement options. The exchange program is not expected to result in any additional compensation charges or variable plan accounting. Members of our Board of Directors were not eligible to participate in this program.

Stock Repurchases

For the year ended December 31, 2001, Rainmaker repurchased and retired 637,000 shares of its common stock for a total consideration of $1.2 million. For the year ended December 31, 2000, Rainmaker repurchased and retired 870,000 shares of its common stock, for total consideration of $1.2 million.

Stock Option and Stock Issuance Plans

The 1999 Stock Option/Issuance Plan (the “1999 Stock Option Plan”) has 8,950,976 shares reserved for issuance as of December 31, 2001. Under the 1999 Stock Option Plan, the Board of Directors is authorized to grant incentive stock options or nonqualified stock options to eligible employees, members of the Board of Directors, and consultants, although incentive stock options may be granted only to employees. Incentive stock options may be granted at an exercise price of not less than 100% of the fair market value of common stock on the date of grant while nonqualified stock options may be granted at a price not less than 85% of the fair market value of the common stock. Options generally vest 25% after the first year and 2.1% per month thereafter, and then expire no later than ten years from the date of grant.

Under the 1999 Stock Option Plan, the Board of Directors is authorized to issue shares of common stock to eligible employees, members of the Board of Directors, and consultants. Stock options may be granted at a price not less than 85% of the fair value of the common stock. Shares of common stock issued under the 1999 Stock Option Plan may be fully vested upon issuance or may vest in one or more installments over the participant’s period of service.

A summary of activity under the 1999 Stock Option Plan is as follows:

	Options Outstanding	Weighted Average Price Per Share
Balance at December 31, 1998	3,251,391	$0.23
Granted	2,765,428	4.68
Exercised	(956,525)	0.32
Canceled	(685,073)	2.42

Balance at December 31, 1999	4,375,221	2.68
Granted	3,475,963	3.80
Exercised	(633,202)	0.29
Canceled	(1,312,010)	4.35

Balance at December 31, 2000	5,905,972	3.25
Granted	1,894,542	1.11
Exercised	(605,922)	0.16
Canceled	(2,845,173)	4.02

Balance at December 31, 2001	4,349,419	$2.29

Under the 1999 Stock Option Plan, the pool of shares available for future grant automatically increases on an annual basis by 4% of Rainmaker’s outstanding common stock at the end of the calendar year. This annual increase is capped at three million shares per year. At December 31, 2001, 4,601,557 shares were available for future grant.

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

The following summarizes information about stock options outstanding as of December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Weighted Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.06-$0.22	491,916	7.69	$0.16	178,866	$0.06
$0.26-$0.32	450,962	5.29	$0.31	381,362	$0.32
$0.44-$0.84	473,433	7.58	$0.59	293,267	$0.49
$0.88-$1.00	6,021	9.24	$0.91	0	$0.00
$1.13	800,000	9.01	$1.13	0	$0.00
$1.19-$2.00	593,071	8.49	$1.74	237,426	$1.66
$2.19-$2.50	52,191	8.18	$2.40	36,328	$2.38
$2.66	862,104	8.47	$2.66	376,913	$2.66
$3.88-$9.00	567,433	7.88	$7.87	304,972	$8.02
$10.06-$21.13	52,288	8.16	$12.52	27,723	$13.23

$0.06-$21.13	4,349,419	7.97	$2.29	1,836,857	$2.49

In connection with the grant of certain options to employees during the year ended December 31, 1999, Rainmaker recorded deferred compensation expense of approximately $2.0 million based on the difference between the exercise prices of those options at their respective grant dates and the deemed fair value for accounting purposes of the shares of common stock subject to such options. This amount is included as a reduction of stockholders’ equity and is being amortized on the graded vesting method over the vesting period of the options. Compensation expense of $344,000, $610,000 and $682,000 recognized during the years ended December 31, 2001, 2000 and 1999, respectively, relates to options awarded to employees in all operating expense categories and has been recorded in selling, general and administrative expenses on the accompanying statement of operations. As of December 31, 2001, there was no remaining balance to be amortized.

Employee Stock Purchase Plan

Rainmaker’s employee stock purchase plan (“ESPP”) initially provides for the issuance of up to 1,000,000 shares of common stock. Under the ESPP, the pool of shares available for future grant automatically increases on an annual basis by 1% of Rainmaker’s outstanding common stock at the end of the calendar year. This annual increase is capped at 400,000 shares per year. At December 31, 2001, a total of 1,051,661 shares were available for future issuance.

Under the ESPP, employees may purchase, on a periodic basis, a limited number of shares of common stock through payroll deductions over a six-month period. The per share purchase price is 85% of the fair value of the stock at the beginning or end of the offering period, whichever is lower. As of December 31, 2001, a total of 340,548 shares had been issued under the ESPP.

Stock Based Compensation

As discussed in Note 1, Rainmaker has elected to follow the intrinsic value method to account for its employee stock options because, as discussed below, the alternative fair value accounting method requires use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of Rainmaker’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Pro forma information concerning the fair value of Rainmaker’s options was estimated at the grant date using the Black-Scholes method option pricing model with the following weighted-average assumptions for the years ended December 31, 2001, 2000 and 1999: dividend yield of 0%; expected life of 4 years; volatility of 4.87, 1.68, and 1.34 and weighted average risk-free interest rate of approximately 5.2%, 5.4%, and 6.0%, respectively. Pro forma information is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2001	2000	1999
Net loss:
As reported	$(14,351)	$(20,156)	$(10,515)

Pro forma	(16,545)	(23,264)	(11,778)

Basic loss per share:
As reported	$(0.38)	$(0.52)	$(0.49)

Pro forma	(0.44)	(0.60)	(0.55)

Diluted loss per share:
As reported	$(0.38)	$(0.52)	$(0.49)

Pro forma	(0.44)	(0.60)	(0.55)

The weighted-average fair value of options granted during 2001, 2000, and 1999 was $1.11, $3.47, and $4.46 per share, respectively, with an exercise price equal to the fair value of Rainmaker’s common stock on the date of grant. The weighted-average fair value of options granted during 2001with an exercise price below the deemed fair value of Rainmaker’s common stock on the date of grant was $0.70 per share.

8.    Related Party Transactions

During 2001, Rainmaker purchased inventories and service agreements from a customer who has a board member that also sits on Rainmaker’s Board of Directors. Total purchases amounted to $2.5 million during 2001. At December 31, 2001, Rainmaker owed that customer $861,000 for such purchases. Also during 2001, Rainmaker received marketing development fund reimbursements of $143,000 from that customer. Amounts totaling $81,000 were receivable from that customer at December 31, 2001.

During January through April of 2001 and fiscal year 2000, Rainmaker purchased inventories and service agreements from a stockholder at a total cost of $1.5 million and $5.4 million, respectively. Effective May 2001, this stockholder was acquired and ceased to be a customer. At December 31, 2001 and 2000, Rainmaker owed that stockholder $0 and $817,000 for such purchases, respectively. Also during January through April 2001 and fiscal year 2000, Rainmaker received marketing development fund reimbursements of $50,000 and $630,000 from that stockholder, respectively. A total of $0 and $386,000 was receivable from that stockholder at December 31, 2001 and 2000, respectively.

9.    Employee Benefit Plan

Rainmaker has a defined contribution benefit plan established under the provisions of Section 401(k) of the Internal Revenue Code. All employees may elect to contribute up to 20% of their compensation to the plan through salary deferrals. Rainmaker matches 25% of the first 6% of the employee’s compensation contributed to the plan. During the years ended December 31, 2001, 2000, and 1999, Rainmaker made cash contributions to the plan of $97,000, $112,000, and $103,000, respectively.

10.    Subsequent Event (unaudited)

On January 24, 2002, options to purchase 2.5 million shares of Rainmaker’s common stock were tendered and cancelled in connection with Rainmaker’s Stock Option Exchange Program.

Schedule II – Valuation and Qualifying Accounts

The financial statement Schedule II – VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Charges Utilized	Balance at End of Year
Allowance for sales returns and doubtful accounts:
Year ended December 31, 2001	$608	$49	$(247)	$410
Year ended December 31, 2000	$536	$177	$(105)	$608
Year ended December 31, 1999	$314	$299	$(77)	$536

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scotts Valley, State of California, on the 29th day of March, 2002.

RAINMAKER SYSTEMS, INC.

By:	/s/ MICHAEL SILTON
Michael Silton, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL SILTON	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2002

Michael Silton

/s/ MARTIN HERNANDEZ	Secretary, Chief Operating Officer and Acting Chief Financial Officer (Principal Accounting Officer)	March 29, 2002

Martin Hernandez

/s/ ALOK MOHAN	Director	March 29, 2002

Alok Mohan

/s/ ANDREW T. SHEEHAN	Director	March 29, 2002

Andrew T. Sheehan

/s/ ROBERT LEFF	Director	March 29, 2002

Robert Leff

/s/ JAMES T. RICHARDSON	Director	March 29, 2002

James T. Richardson