Form 10-Q
period 2002-03-31
RAINMAKER SYSTEMS INC
filed 2002-05-03
CIK 1094007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY	REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002

OR

☐ TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At April 19, 2002, registrant had 38,647,339 shares outstanding of Common Stock.

RAINMAKER SYSTEMS, INC.
FORM 10-Q QUARTERLY REPORT
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2002

PART I.—FINANCIAL INFORMATION

ITEM 1.    INTERIM FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.
BALANCE SHEETS
(In thousands except share data)

	March 31, 2002	December 31, 2001(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,112	$8,606
Accounts receivable, less allowance for doubtful accounts of $277 in 2002 and $410 in 2001	4,012	4,778
Prepaid expenses and other current assets	1,113	1,167

Total current assets	13,237	14,551
Property and equipment, net	4,512	5,075
Other noncurrent assets	177	284

Total assets	$17,926	$19,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,112	$4,855
Payable to a related party	391	861
Accrued compensation and benefits	576	758
Accrued restructuring and other related charges	479	552
Other accrued liabilities	1,335	1,213
Current portion of capital lease obligations	645	713

Total current liabilities	8,538	8,952
Capital lease obligations, less current portion	174	305
Accrued restructuring and other related charges, less current portion	279	369

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized shares: 80,000,000;
Issued and outstanding shares: 38,644,225 at March 31, 2002 and 38,417,625 at December 31, 2001	38	38
Additional paid-in capital	56,702	56,676
Accumulated other comprehensive income	25	45
Accumulated deficit	(47,830)	(46,475)

Total stockholders’ equity	8,935	10,284

Total liabilities and stockholders’ equity	$17,926	$19,910

(1)	The information in this column was derived from the Company’s audited financial statements for the year ended December 31, 2001.

See accompanying notes.

RAINMAKER SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended March 31,
	2002	2001
	(unaudited)
CRM services revenue	$8,485	$12,224
Cost of CRM services revenue	6,080	8,803

CRM services gross profit	2,405	3,421
Selling, general and administrative expenses	3,918	8,307

Operating loss	(1,513)	(4,886)
Interest income, net	12	210

Loss before income taxes	(1,501)	(4,676)
Income tax benefit	(146)	—

Net loss	$(1,355)	$(4,676)

Basic and diluted net loss per common share	$(0.04)	$(0.12)

Number of shares used in basic and diluted per share computations	38,600	38,057

See accompanying notes.

RAINMAKER SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2002	2001
	(unaudited)
Operating activities:
Net loss	$(1,355)	$(4,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	590	754
Amortization of deferred stock compensation	—	97
Reduction in allowance for doubtful accounts	(133)	(55)
Changes in operating assets and liabilities:
Accounts receivable	898	1,312
Inventories	—	157
Income taxes receivable	(146)	—
Prepaid expenses and other assets	208	(199)
Other receivables	—	308
Accounts payable	259	(1,689)
Payable to a related party	(470)	(464)
Accrued compensation and benefits	(182)	(590)
Accrued restructuring and other related charges	(163)	—
Other accrued liabilities	122	(692)

Net cash used in operating activities	(372)	(5,737)

Investing activities:
Purchases of property and equipment	(27)	(492)
Sale of marketable securities	78	—

Net cash provided by (used in) investing activities	51	(492)

Financing activities:
Proceeds from issuance of common stock from option exercises	26	21
Repurchase of common stock	—	(1,184)
Repayment of capital lease obligations	(199)	(395)

Net cash used in financing activities	(173)	(1,558)

Net decrease in cash and cash equivalents	(494)	(7,787)
Cash and cash equivalents at beginning of period	8,606	22,879

Cash and cash equivalents at end of period	$8,112	$15,092

Supplemental disclosure of cash paid during the period:
Interest paid	$26	$53

Income taxes paid, net of refunds	$3	$—

See accompanying notes.

RAINMAKER SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1.    BASIS OF PRESENTATION

The accompanying financial statements of Rainmaker Systems, Inc. (“Rainmaker”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements are unaudited but reflect all adjustments (consisting of normal recurring items) which are necessary for their fair presentation, in the opinion of management. The results of operations for the interim period ended March 31, 2002 are not necessarily indicative of results to be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with Rainmaker’s financial statements and notes thereto included in Rainmaker’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 “Revenue Recognition” (“SAB 101”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The adoption of SAB 101 did not have a material impact on our revenue or results of operations.

Concurrent with the adoption of SAB 101, Rainmaker also adopted the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). EITF 99-19 interprets SAB 101 and addresses when a company should report revenue as the gross amount billed to a customer versus the net amount earned by the company in the transaction. Specific “indicators” should be used by companies to determine if it is more appropriate for them to record revenues on a “gross” versus a “net” basis. These “indicators” include, but are not limited to, 1) whether the vendor is the primary obligor in the transaction, 2) whether the vendor assumes general inventory risk, and 3) whether the vendor has latitude for setting the pricing for the goods or services it sells to its customers. Absence of these indicators might indicate that revenue should be recorded on a “net” basis. Substantially all of our sales transactions are reported under the “gross” method based on amounts billed to our customers as we take title and assume risk of loss for products sold and assume the full credit risk and establish pricing for the products and services we sell. However, we also sell products and services on behalf of customers of our clients whereby, based on the evaluation of the same indicators, we record revenue net equal to the amount earned in the transaction. Our current revenue

RAINMAKER SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

NOTE 4.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for Rainmaker consists of net income (loss) plus the effect of unrealized holding gains or losses on investments classified as available-for-sale. For the three months ended March 31, 2002, the net change for unrealized holding loss on investments was approximately $20,000. Comprehensive loss for Rainmaker for the three months ended March 31, 2002 was $1.4 million.

NOTE 5.    ACCRUED RESTRUCTURING AND OTHER RELATED CHARGES

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

Below is a summary of the activity related to restructuring accruals (short and long-term) for the three months ended March 31, 2002:

	Employee Severance	Lease Cancellation and Facility Exit Costs	Legal and Other Expenses	Subtotal	Less Current Portion	Accrued Restructuring Costs Less Current Portion
Balance at December 31, 2001	$26,000	$877,000	$18,000	$921,000	$552,000	$369,000
Less Cash Payments	(1,000)	(144,000)	(18,000)	(163,000)	(73,000)	(90,000)

Balance at March 31, 2002	$25,000	$733,000	$0	$758,000	$479,000	$279,000

RAINMAKER SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 6.    STOCK OPTION EXCHANGE PROGRAM

On November 30, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, Rainmaker employees were given the opportunity, if they chose, to cancel outstanding stock options previously granted to them in exchange for an equal number of replacement options to be granted at a future date at least six months and a day from the cancellation date, which was January 24, 2002. The expected new grant date will be on or after July 25, 2002. Under the exchange program, options for approximately 2.5 million shares of our common stock were tendered and cancelled. Each participating employee will receive, for each option included in the exchange, a one-for-one replacement option, subject to adjustments for any stock splits. The exercise price of each replacement option will be equal to the highest of (i) the closing selling price per share of our common stock on the trading day immediately before day of grant, (ii) the average of the high and low per share sales price on day of grant or (iii) the closing selling price per share on day of grant, as quoted on Nasdaq or on the OTC Bulletin Board. The replacement options will have terms and conditions that are substantially the same as those of the canceled options. Rainmaker employees must remain employed with Rainmaker at date of grant to receive replacement options. The exchange program is not expected to result in any additional compensation charges or variable plan accounting. Non-employee members of our Board of Directors were not eligible to participate in this program.

NOTE 7.    SEGMENT REPORTING

Rainmaker operates in one market segment, the sale of installed base marketing and sales services to software and other technology companies, for their support contracts and software subscriptions. Rainmaker primarily operates in one geographical segment, North America. Substantially all of Rainmaker’s sales are made to customers in the United States.

NOTE 8.    INCOME TAX BENEFIT

During March 2002, the Internal Revenue Service issued the Job Creation and Worker Assistance Act of 2002 which extended the regular and alternative minimum tax net operating loss carryback period from two years to five years for losses arising in 2001 or 2002 tax years. As a result of this new law, Rainmaker recorded a $146,000 income tax benefit during the three months ended March 31, 2002 that is attributed to income taxes recoverable from prior periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Factors That May Affect Future Results and Market Price of Stock”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activities, performance or achievements expressed or implied by such forward-looking statements.

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

We incurred operating losses and net losses for the three months ended March 31, 2002 and for the fiscal years ended 2001, 2000, and 1999. During 1999 and 2000, we incurred increasing operating and net losses as we increased our operating expenses to build our services business. New clients require significant up-front investments including the costs to hire additional staff and create the necessary infrastructure to deliver our services. These costs are typically incurred some time before significant revenue is generated. In late 2000, we repackaged our service offering to include fee-based pricing. Revenue is recognized once these services have been delivered. We now charge for many of these costs; however, these costs could have an adverse effect on our future financial condition and operating results, depending on market acceptance of new service combinations and pricing options.

Our quarterly operating results may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. Our operating results are expected to vary significantly from quarter to quarter and are difficult or impossible to predict. Our historical revenue has tended to fluctuate based on seasonal buying patterns in the computer industry. Our prospects must be considered in light of the risks, expenses and difficulties encountered by high-technology companies, particularly given that we operate in new and rapidly evolving markets, and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. In the second quarter of 2000, we began a review of our existing client base, as well as our client targeting process and methodology. As a result, in the last half of 2000 and during 2001, we have discontinued services to certain clients that have resulted in a lower base of revenues. See “Factors That May Affect Future Results and Market Price of Stock.”

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

Revenue Classification

Our CRM services revenue consists of sales of our clients’ software subscriptions, support and service contracts, licenses and license upgrades to our clients’ installed customer base. Substantially all of our sales transactions are reported under the “gross” method, which is based on the total purchase price billed by us to customers for our clients’ products and services. We also sell products and services on behalf of our clients whereby we record revenue net, equal to the amount earned in the transaction. Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the end user is received; the service contract or maintenance agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain. Revenue from product sales is recognized at the time of shipment of the product directly to the customer. Revenue from services we perform is recognized as the services are delivered. Revenue from sales of new clients’ products and services typically increases over several quarters before reaching a more moderate level of growth. However, revenue growth can be affected by many factors including customer contract renewal history, customer product satisfaction and competitive pricing.

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 “Revenue Recognition” (“SAB 101”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The adoption of SAB 101 did not have a material impact on our revenue or results of operations.

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

We have generated a significant portion of our revenue from the marketing and selling of products and services from a limited number of clients. For the three months ended March 31, 2002, sales to customers of Nortel Networks, Inc., Hewlett-Packard (“HP”), Sybase, Inc. (“Sybase”), and Caldera International, Inc., each individually accounted for 10% or more of our CRM services revenue. For the three months ended March 31, 2001, sales to customers of Sybase, Parametric Technology Corporation, The Santa Cruz Operation, Inc., HP, PumaTech, Inc., and Novell, Inc. each individually accounted for 10% or more of our CRM services revenue. We expect that a small number of clients will continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our principal clients could cause a significant decrease in our revenue. In addition, our software and technology clients operate in industries that are consolidating, which may reduce the number of our existing and potential clients.

We focus our resources on service offerings and client relationships with which we can maintain profitable business relationships. In the past, this focus has resulted in the discontinuation of relationships with certain clients and a lower base of revenues. There is a possibility that more client relationships may be discontinued which could cause a decrease to our revenue in future periods.

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

Stock Option Exchange Program

On November 30, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, Rainmaker employees were given the opportunity, if they chose, to cancel outstanding stock options previously granted to them in exchange for an equal number of replacement options to be granted at a future date at least six months and a day from the cancellation date, which was January 24, 2002. The expected new grant date will be on or after July 25, 2002. Under the exchange program, options for approximately 2.5 million shares of our common stock were tendered and cancelled. Each participating employee will receive, for each option included in the exchange, a one-for-one replacement option, subject to adjustments for any stock splits. The exercise price of each replacement option will be equal to the highest of (i) the closing selling price per share of our common stock on the trading day immediately before day of grant, (ii) the average of the high and low per share sales price on day of grant or (iii) the closing selling price per share on day of grant, as quoted on Nasdaq or on the OTC Bulletin Board. The replacement options will have terms and conditions that are substantially the same as those of the canceled options. Rainmaker employees must remain employed with Rainmaker at date of grant to receive replacement options. The exchange program is not expected to result in any additional compensation charges or variable plan accounting. Non-employee members of our Board of Directors were not eligible to participate in this program.

Related Party Transactions

Rainmaker purchased inventories and service agreements from a customer who has a board member that also sits on Rainmaker’s Board of Directors. Total purchases amounted to $649,000 during the first three months ended March 31, 2002. At March 31, 2002, Rainmaker owed that customer $391,000 for such purchases. Also during this period, Rainmaker received marketing development fund reimbursements of $17,000 from that customer. Amounts totaling $26,000 were receivable from that customer at March 31, 2002.

Results of Operations

The following table sets forth for the periods given, selected financial data as a percentage of our revenue. The table and discussion below should be read in connection with the financial statements and the notes thereto, which appear elsewhere in this report as well as with Rainmaker’s financial statements and notes thereto included in Rainmaker’s Annual Report on Form 10-K for the year ended December 31, 2001.

	Three Months Ended
	March 31, 2002	March 31, 2001
CRM services revenue	100.0%	100.0%
Cost of CRM services revenue	71.7	72.0

CRM services gross profit	28.3	28.0
Selling, general and administrative expenses	46.2	68.0

Operating loss	(17.9)	(40.0)
Interest income, net	0.1	1.7

Loss before income taxes	(17.8)	(38.3)
Income tax benefit	(1.7)	—

Net loss	(16.1)%	(38.3)%

Comparison of Three Months Ended March 31, 2002 and 2001

CRM Services Revenue.    Revenue from CRM services decreased 30.6% to $8.5 million for the three months ended March 31, 2002 from $12.2 million for the comparable period of 2001. This decrease is primarily due to a decline in business attributable to clients with whom we discontinued marketing and selling their products and services in 2001. In late 2000 and during 2001, we decided to focus our resources on clients with whom we could maintain profitable business relationships. As a result, we discontinued relationships with various clients that represented no revenue for the three months ended March 31, 2002, but which we generated $5.1 million for the comparable period in 2001. This was offset by the addition of a new client in July 2001 who represented $2.7 million of revenue during the three months ended March 31, 2002. Our quarterly operating results have fluctuated in the past and are likely to do so in the future. In particular, our revenues are not predictable with any significant degree of certainty. In the current economic environment, we have very limited visibility over revenue trends in future periods.

CRM Services Gross Profit.    Gross profit from CRM services decreased 29.7% to $2.4 million for the three months ended March 31, 2002, from $3.4 million for the comparable period in 2001. Gross margin from CRM services increased to 28.3% in the most recent period compared to 28.0% during the comparable period of the prior year. The increase in gross margin is due primarily to an increased focus on our higher margin core Contract Renewals Plus services and a change in the mix of existing clients, resulting from our decision in late 2000 and 2001 to focus on clients with whom we can maintain profitable business relationships. We expect our gross margins to continue to vary based on the mix of clients and the services provided.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 52.5% to $3.9 million for the three months ended March 31, 2002 from $8.3 million for the comparable period of 2001. The percentage and absolute dollar decrease was primarily attributable to a reduction in personnel (a decrease of 100 average headcount at March 31, 2002 compared to March 31, 2001), and an increased effort to manage and reduce operating expenses. As a percentage of total revenue, these expenses decreased to 46.2% for the most recent period from 68.0% in the comparable period of the prior year. The decrease in selling, general and administrative expenses as a percentage of total revenue is primarily due to management’s efforts to control and reduce operating expenses for the three months ended March 31, 2002, compared to the comparable period of the prior year. Operating expenses as a percentage of revenue will continue to fluctuate based on our revenue base and management of operating expenses. Although we anticipate that the recent restructuring of our operations will reduce our sales and marketing expenses for the near-term, these expenses may fluctuate over the longer term.

Interest Income and Expense.    We recorded $38,000 of interest income and $26,000 of interest expense or net interest income of $12,000 for the three months ended March 31, 2002. This compares to $263,000 of interest income and $53,000 of interest expense or net interest income of $210,000 in the comparable period of 2001. The net decrease was primarily attributable to lower invested cash balances and lower interest rates.

Income Tax Benefit.    During March 2002, the Internal Revenue Service issued the Job Creation and Worker Assistance Act of 2002 which extended the regular and alternative minimum tax net operating loss carryback period from two years to five years for losses arising in 2001 or 2002 tax years. As a result of this new law, Rainmaker recorded a $146,000 income tax benefit during the three months ended March 31, 2002 that is attributed to income taxes recoverable from prior periods. During the three months ended March 31, 2001, no income tax benefit was recorded.

Liquidity and Sources of Capital

Historically, we have funded operations from operating cash flows and net cash proceeds from private placements of preferred stock and in November 1999, the initial public offering of our common stock. Cash and cash equivalents were $8.1 million at March 31, 2002. Working capital at March 31, 2002 was $4.7 million.

Cash used in operating activities during the three months ended March 31, 2002 was $372,000 compared to $5.7 million for the comparable period of the prior year. The change of $5.4 million was due primarily to a lower net loss for the three months ended March 31, 2002 and changes in our balance sheet accounts. During the first quarter of 2002, net loss improved to $1.4 million from $4.7 million for the comparable period in 2001. Accounts payable and other accrued liabilities increased by a total of $381,000 compared to a decrease of $2.3 million in the comparable period of last year.

Cash provided by investing activities during the first quarter of 2002 was $51,000 compared to cash used of $492,000 for the comparable period of the prior year. In the first quarter of 2002, cash provided by investing activities was due primarily to a sale of a long-term investment of $78,000 offset by purchase of equipment of $27,000. In the first quarter of 2001, cash used by investing activities was due to the purchase of fixed assets.

Cash used in financing activities during the three months ended March 31, 2002 was $173,000 compared to $1.6 million for the comparable period of the prior year. In the first quarter of 2002, we repaid $199,000 of capital lease obligations offset by $26,000 of proceeds from the issuance of common stock from stock option exercises. In the first quarter of 2001, we repurchased and retired $1.2 million of common stock and repaid $395,000 of capital lease obligations. This was offset partially by $21,000 of proceeds received from the issuance of common stock from stock option exercises.

Rainmaker leases office space and property and equipment under capital and operating leases that expire at various dates through 2005. Future minimum lease payments under noncancelable operating and capital lease arrangements at March 31, 2002 are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2002	$562	$452	$1,015
2003	306	629	935
2004	12	385	397
2005	—	39	39

Total minimum lease payments	$880	$1,506	$2,386

We do not have commercial commitments under lines of credit, guarantees, standby repurchase obligations or other such arrangements. As of March 31, 2002, we had a $1 million standby letter of credit with a client that expired in April 2002. In addition, in December 2001, we obtained a letter of credit in the original amount of $552,000 to secure financing for certain obligations, which will be paid over the next 8 months. As of March 31, 2002, this letter of credit now has a current value of $491,000.

Our principal source of liquidity as of March 31, 2002 consisted of $8.1 million of cash and cash equivalents. We anticipate that our existing capital resources and cash flow expected to be generated from future operations will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months.

Factors That May Affect Future Results and Market Price of Stock

We have incurred recent losses and expect to incur losses in the future.

We incurred an operating loss of $1.5 million and net loss of $1.4 million for the first quarter of 2002, and an operating loss of $4.9 million and net loss of $4.7 million for 2001. We may incur losses in the future, depending on the timing of signing of new clients, impact of new and existing clients and our ability to continue to increase our operating efficiencies.

Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client could result in a substantial decrease in our revenue.

We have generated a significant portion of our revenue from the marketing and selling of products and services from a limited number of clients. For the three months ended March 31, 2002, sales to customers of Nortel Networks, Inc., Hewlett-Packard (“HP”), Sybase, Inc. (“Sybase”), and Caldera International, Inc., each individually accounted for 10% or more of our CRM services revenue. For the three months ended March 31, 2001, sales to customers of Sybase, Parametric Technology Corporation, The Santa Cruz Operation, Inc., HP, PumaTech, Inc., and Novell, Inc. each individually accounted for 10% or more of our CRM services revenue. We expect that a small number of clients will continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our principal clients could cause a significant decrease in our revenue. In addition, our software and technology clients operate in industries that are consolidating, which may reduce the number of our existing and potential clients.

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

As part of our business strategy, we review from time to time acquisition prospects that would complement our existing business or enhance our technological capabilities. Future acquisitions by us could result in potentially dilutive issuances of equity securities, large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expense related to other intangible assets, any of which could cause our financial performance to suffer. Furthermore, acquisitions entail numerous risks and uncertainties, including:

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

Our common stock is currently listed on the Nasdaq National Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq National Market. If we continue to experience losses from our operations, are unable to raise additional funds or our stock price does not meet minimum standards, we may not be able to maintain the standards for continued listing on the Nasdaq National Market, which include, among other things that our stock maintain a minimum closing bid price of at least $1.00 per share and we maintain either stockholders’ equity of at least $10 million or net tangible assets of at least $4 million. Commencing November 1, 2002, we will be required to comply with the $10 million stockholders’ equity requirement. Rainmaker received a deficiency notice from Nasdaq on February 14, 2002, advising us that our common stock had traded below the minimum bid price requirement for 30 consecutive business days and that we have 90 calendar days from such date (or until May 15, 2002) to regain compliance with the minimum bid price requirement. Compliance with such requirement is regained if the minimum bid price of Rainmaker’s common stock closes at or above $1.00 for 10 consecutive business days during such 90-day period.

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

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We currently do not and do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We mitigate default risk by investing in low-risk securities. To minimize our risks, we maintain our portfolio of cash equivalents and short-term investments in a variety of short-term and liquid securities including money market funds, commercial paper, U.S. government and agency securities and municipal bonds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2002, 100% of our portfolio was invested in instruments that mature in less than 90 days.

The following presents the amount of our cash equivalents that may be subject to market risk and weighted average interest rate as of March 31, 2002. This amount does not include money market funds because those funds are not subject to market risk.

	Maturing in three months or less	Estimated Fair Value
(in thousands)
Fixed rate securities	$2,030	$2,030
Weighted average interest rate	1.68%

PART II.—OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS

None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Rainmaker completed the initial public offering of 5,750,000 shares of its common stock, including 750,000 shares subject to an over allotment option, pursuant to a registration statement on Form S-1 (Commission File No. 333-86445) declared effective on November 16, 1999. The joint book-running managing underwriters of the public offering were Donaldson, Lufkin & Jenrette and Thomas Weisel Partners LLC.

The shares were sold at a price per share of $8.00. The aggregate offering price of the shares offered by Rainmaker was $46,000,000, less underwriting discounts and commissions of $3,220,000 and expenses of approximately $2,207,000. Approximately $26.8 million of the proceeds have been used for operating activities through March 31, 2002 and approximately $8.2 million of the proceeds have been used for capital expenditures. The balance of such proceeds is to be used for general corporate purposes to support business expansion including new client acquisition, capital expenditures, development of new services and possible expansion into international markets. In addition, we may use a portion of the net proceeds to acquire complementary products, technologies or businesses; however, we currently have no commitments or agreements and are not involved in any negotiations to do so. None of Rainmaker’s net proceeds of the offering were paid directly or indirectly to any director, officer or their associates, persons owning 10% or more of any class of equity securities of Rainmaker or an affiliate of Rainmaker.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

The following Exhibits are filed with this report as indicated below:

10.20	+Master Services Agreement dated December 19, 2001 between Rainmaker Systems, Inc. and Dell Products L.P.

+	Confidential treatment has been requested by Rainmaker for certain portions of the referenced exhibit pursuant to Rule 24b-2.

(b)    Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINMAKER SYSTEMS, INC.

Dated: May 3, 2002	By:	/s/ MICHAEL SILTON
Michael Silton Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ MARTIN HERNANDEZ
Martin Hernandez Secretary, Chief Operating Officer and acting Chief Financial Officer (Chief Accounting Officer)