Form 10-Q
period 2002-06-30
RAINMAKER SYSTEMS INC
filed 2002-08-14
CIK 1094007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2002

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(1)  Yes [X]     No [  ]

(2)  Yes [X]     No [  ]

As of August 6, 2002, there were 38,680,987 shares of the registrant’s Common Stock outstanding.

RAINMAKER SYSTEMS, INC.

FORM 10-Q
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

PART I. — FINANCIAL INFORMATION

ITEM 1.    INTERIM FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.
BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2002	2001
	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$7,599	$8,606
Accounts receivable, less allowance for doubtful accounts
of $328 in 2002 and $410 in 2001	4,683	4,778
Prepaid expenses and other current assets	921	1,167

Total current assets	13,203	14,551
Property and equipment, net	4,067	5,075
Other noncurrent assets	103	284

Total assets	$17,373	$19,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,438	$4,855
Payable to a related party	—	861
Accrued compensation and benefits	798	758
Accrued restructuring and other related charges	414	552
Other accrued liabilities	1,218	1,213
Current portion of capital lease obligations	560	713

Total current liabilities	9,428	8,952

Capital lease obligations, less current portion	92	305
Accrued restructuring and other related charges, less current portion	188	369

Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares — 20,000,000
Issued and outstanding – none	—	—
Common stock, $0.001 par value:
Authorized shares — 80,000,000
Issued and outstanding shares — 38,678,169 at June 30, 2002 and 38,417,625 at December 31, 2001	38	38
Additional paid-in capital	56,705	56,676
Accumulated other comprehensive income	1	45
Accumulated deficit	(49,079)	(46,475)

Total stockholders’ equity	7,665	10,284

Total liabilities and stockholders’ equity	$17,373	$19,910

(*)    The information in this column was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2001.

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
CRM services revenue	$9,724	$10,755	$18,209	$22,979
Cost of CRM services revenue	7,091	7,169	13,171	15,971

CRM services gross profit	2,633	3,586	5,038	7,008

Selling, general and administrative expenses	3,893	6,962	7,811	15,270

Operating loss	(1,260)	(3,376)	(2,773)	(8,262)
Interest income, net	11	94	23	305

Loss before income taxes	(1,249)	(3,282)	(2,750)	(7,957)
Income tax benefit	—	—	(146)	—

Net loss	$(1,249)	$(3,282)	$(2,604)	$(7,957)

Basic and diluted net loss per common share	$(0.03)	$(0.09)	$(0.07)	$(0.21)

Number of shares used in basic and diluted per share computations	38,665	37,856	38,645	37,958

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2002	2001
	(Unaudited)
Operating activities:
Net loss	$(2,604)	$(7,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,096	1,527
Amortization of deferred stock compensation	—	180
Reduction in allowance for doubtful accounts	(82)	(36)
Changes in operating assets and liabilities:
Accounts receivable	177	2,655
Inventories	—	359
Income taxes receivable	(150)	2
Prepaid expenses and other assets	403	219
Other receivables	—	451
Accounts payable	1,583	(3,198)
Payable to a related party	(861)	(517)
Accrued compensation and benefits	40	(1,247)
Accrued restructuring and other related charges	(319)	—
Other accrued liabilities	5	(674)

Net cash used in operating activities	(712)	(8,236)

Investing activities:
Purchases of property and equipment	(88)	(755)
Sale of long-term investments	130	—

Net cash provided by (used in) investing activities	42	(755)

Financing activities:
Proceeds from issuance of common stock from option exercises	23	71
Repurchase of common stock	—	(1,184)
Proceeds from issuance of common stock from ESPP	6	50
Repayment of capital lease obligations	(366)	(801)

Net cash used in financing activities	(337)	(1,864)

Net decrease in cash and cash equivalents	(1,007)	(10,855)

Cash and cash equivalents at beginning of period	8,606	22,879

Cash and cash equivalents at end of period	$7,599	$12,024

Supplemental disclosure of cash paid during the period:
Interest paid	$46	$96

Income taxes paid, net of refunds	$—	$—

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
— UNAUDITED —

NOTE 1:    BASIS OF PRESENTATION

The accompanying financial statements of Rainmaker Systems, Inc. (“Rainmaker”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements are unaudited but reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results to be expected for the year ending December 31, 2002, or any other period. These financial statements should be read in conjunction with Rainmaker’s financial statements and notes thereto included in Rainmaker’s Annual Report on Form 10-K for the year ended December 31, 2001 and our Form 10-Q for the quarter ended March 31, 2002.

The preparation of financial statements in conformity with generally accepted accounting practices requires management to make estimates and assumptions that affect the amounts reported in the unaudited financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In November 2001, the Financial Accounting Standards Board (“FASB”) issued a Staff Announcement (the “Announcement”), Topic D-103, which concluded that the reimbursement of “out-of-pocket” expenses should be classified as revenue in the statement of operations. This Announcement should be applied in financial reporting periods beginning after December 15, 2001. Upon application of this Announcement, comparative financial statements for prior periods should be reclassified to comply with the guidance in this Announcement. Rainmaker previously recorded reimbursement of “out-of-pocket” expenses in cost of services. Effective January 1, 2002, Rainmaker adopted the Announcement. The adoption of the Announcement had no significant impact on our results of operation and on our comparative financial statements for prior periods.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The principle difference between SFAS 146 and EITF 94-3 relates to its requirement for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect adoption of SFAS 146 will have a material impact on our financial statements.

NOTE 2:    REVENUE RECOGNITION AND PRESENTATION

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

Concurrent with the adoption of SAB 101, Rainmaker also adopted the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). EITF 99-19 interprets SAB 101 and addresses when a company should report revenue as the gross amount billed to a customer versus the net amount earned by the company in the transaction. Specific “indicators” should be used by companies to determine if it is more appropriate to record revenues on a “gross” versus a “net” basis. These “indicators” include, but are not limited to, (1) whether the vendor is the primary obligor in the transaction, (2) whether the vendor assumes general inventory risk, and (3) whether the vendor has latitude for setting the pricing for the goods or services it sells to its customers. Absence of these indicators might indicate that revenue should be recorded on a “net” basis. Substantially all of our sales transactions are reported under the “gross” method based on amounts billed to our customers, as we take title and assume risk of loss for products sold and assume the full credit risk and establish pricing for the products and services we sell. However, we also sell products and services on behalf of customers of our clients whereby, based on the evaluation of the same indicators, we record revenue equal to the net amount earned in the transaction. Our current revenue reporting practices are consistent with the revenue reporting criteria established in EITF 99-19. The adoption of EITF 99-19 did not have a material impact on our reported revenues.

NOTE 3:    NET LOSS PER SHARE

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

NOTE 4:    COMPREHENSIVE LOSS

The primary difference between net loss and comprehensive loss for Rainmaker arises from unrealized gains/(losses) on investments classified as available-for-sale. For the three months and six months ended June 30, 2002, the net change in unrealized holding loss on investments was approximately $24,000 and $44,000, respectively. Comprehensive loss for Rainmaker for the three and six months ended June 30, 2002 was $1.3 million and $2.6 million, respectively.

NOTE 5:    ACCRUED RESTRUCTURING AND OTHER RELATED CHARGES

During the fourth quarter of 2001, we recorded restructuring and other related charges of $2.4 million or $0.06 per share in connection with a restructuring program approved by the Board of Directors during the quarter. This resulted in a reduction of 39 positions at all levels throughout Rainmaker, for which the total annual salary at the date of termination was approximately $2.6 million. All affected employees were informed of the reduction and their severance amounts prior to December 31, 2001. The charges consisted of cash severance payments to be made to severed employees, lease payments related to property abandoned as a result of our facilities consolidation, write-offs of excess equipment and leasehold improvements that were abandoned and whose estimated fair market value was zero, and discontinued use of internally developed and licensed software.

During the three months ended June 30, 2002, we made an adjustment to the provision for higher than anticipated legal and severance costs, and lower than anticipated facility exit costs. There was no incremental effect to the provision as a result of this adjustment

The following table lists the activity related to restructuring accruals (short and long-term) for the three and six months ended June 30, 2002:

	Employee Severance	Lease Cancellation and Facility Exit Costs	Legal and Other Expenses	Subtotal	Less Current Portion	Accrued Restructuring Costs Less Current Portion
Balance at December 31, 2001	$26,000	$877,000	$18,000	$921,000	$552,000	$369,000

Less cash payments	(1,000)	(144,000)	(18,000)	(163,000)	(73,000)	(90,000)

Balance at March 31, 2002	25,000	733,000	—	758,000	479,000	279,000

Adjustment to reserve	6,000	(66,000)	60,000	—	—	—
Less cash payments	—	(100,000)	(56,000)	(156,000)	(65,000)	(91,000)

Balance at June 30, 2002	$31,000	$567,000	$4,000	$602,000	$414,000	$188,000

NOTE 6:    STOCK OPTION EXCHANGE PROGRAM

On November 30, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, Rainmaker employees were given the opportunity, if they chose, to cancel outstanding stock options previously granted to them in exchange for an equal number of replacement options to be granted at a future date at least six months and one day from the cancellation date, which was January 24, 2002. Rainmaker employees were required to remain employed with Rainmaker at the date of the replacement grant in order to receive replacement options. Non-employee members of our Board of Directors were not eligible to participate in this program. Under the exchange program, options for approximately 2.5 million shares of our common stock were tendered and cancelled. See Note 11, “Subsequent Events.”

NOTE 7:    SEGMENT REPORTING

Rainmaker operates in one market segment, the sale of software and other technology companies’ support contracts and software subscriptions to their installed base of customers. Rainmaker primarily operates in one geographical segment, North America. Substantially all of Rainmaker’s sales are made to customers in the United States.

NOTE 8:    INCOME TAX BENEFIT

During March 2002, the Internal Revenue Service issued the Job Creation and Worker Assistance Act of 2002 which extended the regular and alternative minimum tax net operating loss carryback period from two years to five years for losses arising in 2001 or 2002 tax years. As a result of this new law, Rainmaker recorded a $146,000 income tax benefit during the three months ended March 31, 2002 attributable to the recovery of income taxes paid in prior periods.

NOTE 9:    RELATED PARTY TRANSACTIONS

In prior years and during the three and six months ended June 30, 2002, Rainmaker purchased inventories and service agreements from a customer who had a board member who also sits on Rainmaker’s Board of Directors. As of June 28, 2002, this board member was no longer on the board of Rainmaker’s customer, and accordingly, Rainmaker’s outstanding payables to that customer totaling $303,000 as of June 30, 2002 have been included in our balance sheet as a component of accounts payable. Total purchases from such customer during the three and six months ended June 30, 2002, amounted to $451,000 and $1.1 million, respectively. Also during the three and six months ending June 30, 2002, Rainmaker received marketing development fund reimbursements of $14,000 and $32,000 from that customer. Amounts totaling $14,000 were receivable from that customer at June 30, 2002.

In February of 2002, Rainmaker entered into an agreement with a member of its Board of Directors to procure consulting services. The agreement had a two month term commencing February 2002, with minimum cash compensation to the board member of $53,000, based upon specific deliverables during the term. As of June 30, 2002, the Company had recorded all $53,000 of consulting fees related to this agreement and the consulting agreement has expired pursuant to its terms.

NOTE 10:    COMMITMENTS AND CONTINGENCIES

Rainmaker leases office space and property and equipment under operating and capital leases that expire at various dates through 2006. Future minimum lease payments under non-cancelable operating and capital lease arrangements at June 30, 2002 are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2002	$375	$365	$740
2003	306	620	926
2004	12	391	403
2005	—	46	46
2006	—	5	5

Total minimum lease payments	$693	$1,427	$2,120

In July 2002, we also entered into a 12 month capital lease with future minimum lease payments of approximately $45,000 in fiscal year 2002 and $45,000 in fiscal year 2003. In June 2002, we obtained a letter of credit in the original amount of $89,000 to secure financing for this obligation. This letter of credit will decline over time, in accordance with the remaining balance payable under the financing which it secures.

We do not have commercial commitments under lines of credit, guarantees, standby repurchase obligations or other such arrangements.

In addition, in December 2001, we obtained a standby letter of credit in the original amount of $552,000 to secure financing for our Directors & Officers insurance premiums, which will be paid prior to the end of the 2002 fiscal year. This letter of credit declines over time, in accordance with the remaining balance payable under the financing which it secures. As of June 30, 2002, this letter of credit had a current value of $307,000.

NOTE 11:    SUBSEQUENT EVENTS

On July 25, 2002, pursuant to the voluntary employee stock option exchange program discussed in Note 6, each participating employee received, for each option included in the exchange, a one-for-one replacement option. Under the exchange program, Rainmaker issued approximately 2.4 million shares of replacement options. The exercise price of each replacement option was $0.23, equal to the closing selling price per share of our common stock on the trading day immediately before day of grant, which was the highest of (i) the closing selling price per share of our common stock on the trading day immediately before day of grant, (ii) the average of the high and low per share sales price on day of grant and (iii) the closing selling price per share on day of grant, as quoted on Nasdaq or on the OTC Bulletin Board. The replacement options have terms and conditions that are substantially the same as those of the canceled options. The exchange program did not result in any compensation charges.

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

We incurred operating losses and net losses for the three and six months ended June 30, 2002 and for the fiscal years ended 2001, 2000, and 1999. During 1999 and 2000, we incurred increasing operating and net losses as we increased our operating expenses to build our services business. New clients require significant up-front investments including the costs to hire additional staff and create the necessary infrastructure to deliver our services. These costs are typically incurred some time before significant revenue is generated. In late 2000, we repackaged our service offering to include fee-based pricing. Revenue is recognized once these services have been delivered. We now charge for many of these costs; however, these costs could have an adverse effect on our future financial condition and operating results, depending on market acceptance of new service combinations and pricing options.

Our quarterly operating results may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. Our operating results are expected to vary significantly from quarter to quarter and are difficult to predict. Our historical revenue has tended to fluctuate based on seasonal buying patterns in the computer industry. Our prospects must be considered in light of the risks, expenses and difficulties encountered by high-technology companies, particularly given that we operate in new and rapidly evolving markets, and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. In the second quarter of 2000, we began a review of our existing client base, as well as our client targeting process and methodology. As a result, in the last half of 2000 and during 2001, we discontinued reselling certain client products and services which has resulted in a lower base of revenues. See “Factors That May Affect Future Results and Market Price of Stock.”

Critical Accounting Policies and Estimates

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

Revenue Recognition and Classification

Our CRM services revenue consists of sales of our clients’ software subscriptions, support and service contracts, licenses and license upgrades to our clients’ installed customer base. Substantially all of our sales transactions are reported under the “gross” method, which is based on the total purchase price billed by us to customers for our clients’ products and services. We also sell products and services on behalf of our clients whereby we record revenue equal to the net amount earned in the transaction. Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the end user is received; the service contract or maintenance agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain. Revenue from product sales is recognized at the time of shipment of the product directly to the customer. Revenue from services we perform is recognized as the services are delivered. Revenue from sales of new clients’ products and services typically increases over several quarters before reaching a more moderate level of growth. However, revenue growth can be affected by many factors including customer contract renewal history, customer product satisfaction and competitive pricing.

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

Our business primarily consists of marketing and selling our clients’ products and services to their existing customers. In addition, most of our revenue is based on a “pay for performance” model in which our revenue is generated by the amount of our clients’ products and services that we sell. Accordingly, if a particular client’s products and services fail to appeal to its customers for reasons beyond our control, such as preference for a competing product or service, our revenue from the sale of client’s products and services may decline.

We have generated a significant portion of our revenue from the marketing and selling of products and services from a limited number of clients. For the three and six months ended June 30, 2002, sales to customers of Nortel Networks, Inc., Hewlett-Packard (“HP”), and Sybase, Inc. (“Sybase”) each individually accounted for 10% or more of our CRM services revenue. For the three months ended June 30, 2001, sales to customers of Sybase, HP, Santa Cruz Operation (“SCO”), IBM and Novell, Inc. (“Novell”) each individually accounted for 10% or more of our CRM services revenue. For the six months ended June 30, 2001, sales to customers of Sybase, HP, SCO, PTC, and Novell each individually accounted for approximately 10% or more of our CRM services revenue. We expect that a small number of clients will continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our principal clients could cause a significant decrease in our revenue. In addition, our software and technology clients operate in industries that are consolidating, which may reduce the number of our existing and potential clients.

We focus our resources on service offerings and client relationships with which we can maintain profitable business relationships. In the past, this focus has resulted in the discontinuation of relationships with certain clients and a lower base of revenues. There is a possibility that more client relationships may be discontinued which could cause a decrease to our revenue in future periods.

Until recently, and as a result of unfavorable economic conditions in the United States, our revenue had declined, and may once again decline. If the economic conditions in the United States continue to worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition. During these unfavorable economic periods, it may be more difficult to sign new clients or expand relationships with existing clients.

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

Impairment of Long-lived Assets

We review all of our long-lived assets, including fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. An asset or a group of assets is determined to be impaired if the estimated future undiscounted net cash flows attributable to the asset or group of assets are less than their carrying value. If impairment exists, it is measured by the amount of which the fair value of the assets, estimated by Rainmaker using estimated future discounted cash flows, appraisals, or other methods, is less than the asset or group of assets’ carrying value. The identification of long-lived asset impairment and the amount of impairment charges, if any, recorded in any one period, are subject to the aforementioned events and management estimates and therefore, could change in the future requiring additional charges to our operating results.

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

Other Financial Statement Categories

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

Cost of revenue also consists of the cost of products and service arrangements sold to customers, the cost of inbound and outbound shipping, net of amounts recovered from customers, and the costs of designing, producing and delivering services.

Selling, general and administrative expenses primarily include costs associated with the marketing and selling of our clients’ products and services, including client integration costs, salaries of marketing and sales personnel, technology systems and communications costs, product and service development, and administrative overhead.

Interest income, net, reflects income received on cash and cash equivalents and interest expense on leases to secure equipment and software.

Related Party Transactions

In prior years and during the three and six months ended June 30, 2002, Rainmaker purchased inventories and service agreements from a customer who had a board member who also sits on Rainmaker’s Board of Directors. As of June 28, 2002, this board member was no longer on the board of Rainmaker’s customer, and accordingly Rainmaker’s outstanding payables to that customer totaling $303,000 as of June 30, 2002 have been included in our balance sheets as a component of accounts payable. Total purchases from such customer during the three and six months ended June 30, 2002, amounted to $451,000 and $1.1 million, respectively. Also during the three and six months ending June 30, 2002, Rainmaker received marketing development fund reimbursements of $14,000 and $32,000 from that customer. Amounts totaling $14,000 were receivable from that customer at June 30, 2002.

In February of 2002, Rainmaker entered into an agreement with a member of its Board of Directors to procure consulting services. The agreement had a two month term commencing February 2002, with a minimum cash compensation to the board member of $53,000, based upon specific deliverables during the term. As of June 30, 2002, the Company had recorded all $53,000 of consulting fees related to this agreement and the agreement had expired pursuant to its terms.

Results of Operations

The following table sets forth for the periods given, selected financial data as a percentage of our revenue. The table and discussion below should be read in connection with the financial statements and the notes thereto, which appear elsewhere in this report as well as with Rainmaker’s financial statements and notes thereto included in Rainmaker’s Annual Report on Form 10-K for the year ended December 31, 2001 and our Form 10-Q for the quarter ended March 31, 2002.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
CRM services revenue	100.0%	100.0%	100.0%	100.0%
Cost of CRM services revenue	72.9	66.7	72.3	69.5

CRM services gross profit	27.1	33.3	27.7	30.5
Selling, general and administrative expenses	40.0	64.7	42.8	66.4

Operating loss	(12.9)	(31.4)	(15.1)	(35.9)
Interest income, net	0.1	0.9	0.1	1.3

Loss before income taxes	(12.8)	(30.5)	(15.0)	(34.6)
Income tax benefit	—	—	(0.8)	—

Net loss	(12.8)%	(30.5)%	(14.2)%	(34.6)%

Comparison of Three Months Ended June 30, 2002 and 2001

CRM Services Revenue.    Revenue from CRM services decreased 9.6% to $9.7 million for the three months ended June 30, 2002 from $10.8 million for the comparable period of 2001. This decrease is primarily due to a decline in business attributable to clients for whom we discontinued marketing and selling their products and services in 2001. In late 2000 and during 2001, we decided to focus our resources on clients with whom we could maintain profitable business relationships. As a result, we discontinued relationships with various clients that represented no revenue for the three months ended June 30, 2002, but from which we generated $2.8 million for the comparable period in 2001. This was offset by the addition of a new client in July 2001 who represented $3.4 million of revenue during the three months ended June 30, 2002. Our quarterly operating results have fluctuated in the past and are likely to do so in the future. In particular, our revenues are not predictable with any significant degree of certainty. In the current economic environment, we have very limited visibility over revenue trends in future periods.

CRM Services Gross Profit.    Gross profit from CRM services decreased 26.6% to $2.6 million for the three months ended June 30, 2002, from $3.6 million for the comparable period in 2001. Gross margin from CRM services decreased to 27.1% in the most recent period compared to 33.3% during the comparable period of the prior year. The decrease in gross margin is due primarily to a change in the mix of client products and services sold. For the three months ended June 30, 2001, 20.6% of total revenues were generated through sales of upgrades, new licenses and education, compared with 6.6% in the same period in fiscal 2002. In prior years, these non-core contract revenues did generate higher gross margins, but proved less profitable to deliver because we could not leverage our core business processes or systems. We expect our gross margins to continue to vary based on the mix of clients and the services provided.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 44.1% to $3.9 million for the three months ended June 30, 2002 from $6.9 million for the comparable period of 2001. The percentage and absolute dollar decrease was primarily attributable to a reduction in personnel (a decrease of 100 average headcount from June 30, 2001 to June 30, 2002) and an associated reduction of $1.7 million in personnel-related expenses, reductions of $265,000 in depreciation and $228,000 in rent expenses associated with our restructuring in fiscal 2001, and a reduction of $978,000 in consulting expenses and outside services as part of ongoing efforts to reduce operating expenses. As a percentage of total revenue, selling, general and administrative expenses decreased to 40.0% for the most recent period from 64.7% in the comparable period of the prior year. The decrease in selling, general and administrative expenses as a percentage of total revenue is primarily due to management’s ongoing efforts to control and reduce operating expenses, and to leverage our cost structure. Operating expenses in absolute dollars and as a percentage of revenue will continue to fluctuate based on our revenue base and management of operating expenses.

Interest Income, Net.    We recorded $31,000 of interest income and $20,000 of interest expense or net interest income of $11,000 for the three months ended June 30, 2002. This compares to $137,000 of interest income and $43,000 of interest expense or net interest income of $94,000 in the comparable period of 2001. The net decrease was primarily attributable to lower invested cash balances and lower interest rates.

Comparison of Six Months Ended June 30, 2002 and 2001

CRM Services Revenue.    Revenue from CRM services decreased 20.8% to $18.2 million for the six months ended June 30, 2002 from $23 million for the comparable period of 2001. This decrease is primarily due to a decline in business attributable to clients for whom we discontinued marketing and selling their products and services in 2001. In late 2000 and during 2001, we decided to focus our resources on clients with whom we could maintain profitable business relationships. As a result, we discontinued relationships with various clients that represented no revenue for the six months ended June 30, 2002, but from which we generated $8.4 million for the comparable period in 2001. This was partially offset by the addition of a new client in July 2001 who represented $6.2 million of revenue during the six months ended June 30, 2002. Our quarterly operating results have fluctuated in the past and are likely to do so in the future. In particular, our revenues are not predictable with any significant degree of certainty. In the current economic environment, we have very limited visibility over revenue trends in future periods.

CRM Services Gross Profit.    Gross profit from CRM services decreased 28.1% to $5.0 million for the six months ended June 30, 2002, from $7.0 million for the comparable period in 2001. Gross margin from CRM services decreased to 27.7% in the most recent period compared to 30.5% during the comparable period of the prior year. The decrease in gross margin is due primarily to a change in the mix of services provided clients. For the six months ended June 30, 2001, 32.5% of total revenues were generated through sales of upgrades, new licenses and education, compared with 6.5% in the same period in fiscal 2002. In prior years, these non-core contract revenues did generate higher gross margins, but proved less profitable to deliver because we could not leverage our core business processes or systems. We expect our gross margins to continue to vary based on the mix of clients and the services provided.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 48.8% to $7.8 million for the six months ended June 30, 2002 from $15.3 million for the comparable period of 2001. The percentage and absolute dollar decrease was primarily attributable to a reduction in personnel (a decrease of 100 average headcount from June 30, 2001 to June 30, 2002) and an associated reduction of $4.7 million in personnel-related expenses, reductions of $431,000 in depreciation and $427,000 in rent expenses associated with our restructuring in fiscal 2001, and a reduction of $2 million in consulting expenses and outside services as part of ongoing efforts to reduce operating expenses. As a percentage of total revenue, selling, general and administrative expenses decreased to 42.8% for the most recent period from 66.4% in the comparable period of the prior year. The decrease in selling, general and administrative expenses as a percentage of total revenue is primarily due to management’s ongoing efforts to control and reduce operating expenses, and to leverage our cost structure. Operating expenses in absolute dollars and as a percentage of revenue will continue to fluctuate based on our revenue base and management of operating expenses.

Interest Income, Net.    We recorded $69,000 of interest income and $46,000 of interest expense or net interest income of $23,000 for the six months ended June 30, 2002. This compares to $401,000 of interest income and $96,000 of interest expense or net interest income of $305,000 in the comparable period of 2001. The net decrease was primarily attributable to lower invested cash balances and lower interest rates.

Income Tax Benefit.    During March 2002, the Internal Revenue Service issued the Job Creation and Worker Assistance Act of 2002 which extended the regular and alternative minimum tax net operating loss carryback period from two years to five years for losses arising in 2001 or 2002 tax years. As a result of this new law, Rainmaker recorded a $146,000 income tax benefit during the six months ended June 30, 2002 that is attributable to the recovery of income taxes paid in prior periods. During the six months ended June 30, 2001, no income tax benefit was recorded.

Liquidity and Sources of Capital

Historically, we have funded operations from operating cash flows and net cash proceeds from private placements of preferred stock and in November 1999, the initial public offering of our common stock. Cash and cash equivalents were $7.6 million at June 30, 2002. Working capital at June 30, 2002 was $3.8 million.

Cash used in operating activities during the six months ended June 30, 2002 was $712,000, primarily from net losses, net of non-cash expenses including depreciation, and an increase in accounts payable. Cash used in operating activities was $8.2 million for the six months ended June 30, 2001, primarily from net losses, net of non-cash expenses including depreciation, and decreases in accrued liabilities and accounts payable, offset by a decrease in accounts receivable.

Cash provided by investing activities during the six months ended June 30, 2002 was $42,000 compared to cash used of $755,000 for the comparable period of the prior year. In the six months ended June 30, 2002, cash provided by investing activities was due primarily to a sale of a long-term investment of $130,000, offset by purchase of equipment of $88,000. In the comparable six month period of 2001, cash used by investing activities was due to the purchase of fixed assets.

Cash used in financing activities during the six months ended June 30, 2002 was $337,000 compared to $1.9 million for the comparable period of the prior year. In the first six months of 2002, we repaid $366,000 of capital lease obligations, offset by $29,000 of net proceeds from the issuance of common stock from stock option exercises and from ESPP. In the comparable first six months of 2001, we repurchased and retired $1.2 million of common stock and repaid $800,000 of capital lease obligations. This was offset partially by $121,000 of proceeds received from the issuance of common stock from stock option exercises and from ESPP.

Rainmaker leases office space and property and equipment under operating and capital leases that expire at various dates through 2006. Future minimum lease payments under non-cancelable operating and capital lease arrangements at June 30, 2002 are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2002	$375	$365	$740
2003	306	620	926
2004	12	391	403
2005	—	46	46
2006	—	5	5

Total minimum lease payments	$693	$1,427	$2,120

In July 2002, we also entered into a 12 month capital lease with future minimum lease payments of approximately $45,000 in fiscal year 2002 and $45,000 in fiscal year 2003. In June 2002, we obtained a letter of credit in the original amount of $89,000 to secure financing for this obligation. This letter of credit will decline over time, in accordance with the remaining balance payable under the financing which it secures.

We do not have commercial commitments under lines of credit, guarantees, standby repurchase obligations or other such arrangements.

In addition, in December 2001, we obtained a standby letter of credit in the original amount of $552,000 to secure financing for our Directors & Officers insurance premiums, which will be paid prior to the end of the 2002 fiscal year. This letter of credit declines over time, in accordance with the remaining balance payable under the financing which it secures. As of June 30, 2002, this letter of credit had a current value of $307,000.

Our principal source of liquidity as of June 30, 2002 consisted of $7.6 million of cash and cash equivalents. We anticipate that our existing capital resources and cash flow expected to be generated from future operations will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months.

Stock Option Exchange Program.    On November 30, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, Rainmaker employees were given the opportunity, if they chose, to cancel outstanding stock options previously granted to them in exchange for an equal number of replacement options to be granted at a future date at least six months and one day from the cancellation date, which was January 24, 2002. Rainmaker employees were required to remain employed with Rainmaker at the date of the replacement grant in order to receive replacement options. Non-employee members of our Board of Directors were not eligible to participate in this program. Under the exchange program, options for approximately 2.5 million shares of our common stock were tendered and cancelled.

On July 25, 2002, each participating employee received, for each option included in the exchange, a one-for-one replacement option. Under the exchange program, Rainmaker issued approximately 2.4 million shares of replacement options. The exercise price of each replacement option was $0.23, equal to the closing selling price per share of our common stock on the trading day immediately before day of grant, which was the highest of (i) the closing selling price per share of our common stock on the trading day immediately before day of grant, (ii) the average of the high and low per share sales price on day of grant and (iii) the closing selling price per share on the day of grant, as quoted on Nasdaq or on the OTC Bulletin Board. The replacement options have terms and conditions that are substantially the same as those of the canceled options. The exchange program did not result in any compensation charges.

Factors That May Affect Future Results and Market Price of Stock

We have incurred recent losses and expect to incur losses in the future.

We incurred operating and net losses of $1.3 million for the three months ended June 30, 2002, and operating and net losses of $2.8 million and $2.6 million, respectively for the six months ended June 30, 2002. We incurred an operating loss of $14.8 million and net loss of $14.4 million for fiscal year 2001. We may incur losses in the future, depending in part on the timing of signing of new clients, impact of new and existing clients and our ability to continue to increase our operating efficiencies.

Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client could result in a substantial decrease in our revenue.

We have generated a significant portion of our revenue from the marketing and selling of products and services from a limited number of clients. For the three and six months ended June 30, 2002, sales to customers of Nortel Networks, Inc., Hewlett-Packard (“HP”), and Sybase, Inc. (“Sybase”) each individually accounted for 10% or more of our CRM services revenue. For the three months ended June 30, 2001, sales to customers of Sybase, HP, Santa Cruz Operation (“SCO”), IBM and Novell, Inc. (“Novell”) each individually accounted for 10% or more of our CRM services revenue. For the six months ended June 30, 2001, sales to customers of Sybase, HP, SCO, PTC, and Novell each individually accounted for approximately 10% or more of our CRM services revenue. We expect that a small number of clients will continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our principal clients could cause a significant decrease in our revenue. In addition, our software and technology clients operate in industries that are consolidating, which may reduce the number of our existing and potential clients.

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

As a result of recent unfavorable economic conditions in the United States, our revenue has declined, and may continue to do so. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition. During these unfavorable economic periods, it may be more difficult to sign new clients or expand relationships with existing clients.

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

Our success depends to a significant extent upon the contributions of our executive officers and key sales and technical personnel and our ability to attract and retain highly qualified sales, technical and managerial personnel. Competition for personnel is intense as these personnel are limited in supply. We have at times experienced difficulty in recruiting qualified personnel, and there can be no assurance that we will not experience difficulties in the future. Any difficulties could limit our future growth. The loss of certain key personnel, particularly Michael Silton, our chairman, president and chief executive officer, and Martin Hernandez, our chief operating officer and acting chief financial officer, could seriously harm our business. We have obtained life insurance policies in the amount of $6.3 million on Michael Silton and $3.0 million on Martin Hernandez.

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

We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our trade secrets, copyrights, trademarks, service marks, trade names or other proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe the intellectual property rights of others, other parties may assert infringement claims against us that we violated their intellectual property rights. These claims, even if not true, could result in significant legal and other costs and may be a distraction to management. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States, so if our business expands into foreign countries, risks associated with protecting our intellectual property will increase. We have applied to register the RAINMAKER SYSTEMS, RAINMAKER (and Design), CONTRACT RENEWALS PLUS, and EDUCATION SALES PLUS services marks in the United States and certain foreign countries, and have received trademark registrations for the RAINMAKER SYSTEMS service mark in the United States, Australia, the European Community, Switzerland, Norway and New Zealand; the EDUCATION SALES PLUS mark in the United States and Switzerland; and the CONTRACTS RENEWALS PLUS mark in Switzerland.

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

Our directors and entities affiliated with them together control a large percentage of our outstanding shares. As a result, any significant combination of those stockholders, acting together, will have the ability to control all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Rainmaker, which, in turn, could depress the market price of our common stock.

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

If we fail to meet Nasdaq SmallCap Market listing requirements, our common stock will be delisted.

Our common stock was previously listed on the Nasdaq National Market and, effective as of May 30, 2002, is currently listed on the Nasdaq SmallCap Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq SmallCap Market. If we continue to experience losses from our operations, are unable to raise additional funds or our stock price does not meet minimum standards, we may not be able to maintain the standards for continued listing on the Nasdaq SmallCap Market, which include, among other things, that our stock maintain a minimum closing bid price of at least $1.00 per share (subject to applicable grace periods). If as a result of the application of such listing requirements our common stock is delisted from the Nasdaq SmallCap Market, our stock would become harder to buy and sell. Consequently, if we were removed from the Nasdaq SmallCap Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. As a result, the ability to resell shares of our common stock could be adversely affected.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We currently do not and do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We mitigate default risk by investing in low-risk securities. To minimize our risks, we maintain our portfolio of cash equivalents and short-term investments in a variety of short-term and liquid securities including money market funds, commercial paper, U.S. government and agency securities and municipal bonds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2002, 96% of our portfolio was invested in instruments that mature in less than 90 days, 4% of our portfolio was invested in instruments that mature in less than 184 days.

PART II. — OTHER INFORMATION

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

The shares were sold at a price per share of $8.00. The aggregate offering price of the shares offered by Rainmaker was $46,000,000, less underwriting discounts and commissions of $3,220,000 and expenses of approximately $2,207,000. Approximately $27.1 million of the proceeds have been used for operating activities through June 30, 2002 and approximately $8.3 million of the proceeds have been used for capital expenditures. The balance of such proceeds is to be used for general corporate purposes to support business expansion including new client acquisition, capital expenditures, development of new services and possible expansion into international markets. In addition, we may use a portion of the net proceeds to acquire complementary products, technologies or businesses; however, we currently have no commitments or agreements and are not involved in any negotiations to do so. None of Rainmaker’s net proceeds of the offering were paid directly or indirectly to any director, officer or their associates, persons owning 10% or more of any class of equity securities of Rainmaker or an affiliate of Rainmaker.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On May 15, 2002, the Annual Meeting of Stockholders was held at which the following matters were submitted to and voted on by the stockholders. The results of the votes are set forth below:

1.    The following person was elected to the Board of Directors for a three year term ending in 2005, or until his successor is duly elected and qualified:

Nominee	Votes For	Votes Against	Withheld	Broker non-votes
Andrew T.Sheehan	15,934,850	0	24,077	0

Each other director whose term of office as a director continued after the Annual Meeting of Stockholders is as follows: Michael Silton, Robert Leff, Alok Mohan and James Richardson.

2.    Stockholders approved the ratification of Ernst & Young LLP as Rainmaker’s independent auditors for the year ending December 31, 2002: 15,945,746 votes were for the election, 9,017 votes were against, and 4,164 votes were withheld.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINMAKER SYSTEMS, INC.

Dated: August 14, 2002	/S/ MICHAEL SILTON

Michael Silton Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/S/ MARTIN HERNANDEZ

Martin Hernandez Secretary, Chief Operating Officer and acting Chief Financial Officer (Chief Accounting Officer)