Form 10-Q
period 2002-09-30
RAINMAKER SYSTEMS INC
filed 2002-11-14
CIK 1094007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2002

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

(1) Yes  ☒  No  ☐

(2) Yes  ☒  No  ☐

As of October 31, 2002, there were 38,764,783 shares of the registrant’s Common Stock outstanding.

RAINMAKER SYSTEMS, INC.

FORM 10-Q
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

PART I.—FINANCIAL INFORMATION

ITEM 1.    INTERIM FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.
BALANCE SHEETS
(In thousands, except share data)

	September 30, 2002	December 31, 2001 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,167	$8,606
Accounts receivable, less allowance for doubtful
accounts of $342 in 2002 and $410 in 2001	5,508	4,778
Prepaid expenses and other current assets	818	1,167

Total current assets	14,493	14,551
Property and equipment, net	3,774	5,075
Other noncurrent assets	72	284

Total assets	$18,339	$19,910

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,304	$4,855
Payable to related parties	—	861
Accrued compensation and benefits	585	758
Accrued restructuring and related charges	332	552
Other accrued liabilities	1,174	1,213
Current portion of capital lease obligations	641	713

Total current liabilities	11,036	8,952
Capital lease obligations, less current portion	100	305
Accrued restructuring and other related charges, less current portion	152	369

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 38,678,169 and 38,417,625 outstanding at Sept. 30, 2002 and Dec. 31, 2001, respectively	38	38
Additional paid-in capital	56,705	56,676
Accumulated other comprehensive income/(loss)	(3)	45
Accumulated deficit	(49,689)	(46,475)

Total stockholders’ equity	7,051	10,284

Total liabilities and stockholders’ equity	$18,339	$19,910

*	Derived from the Company’s audited financial statements for the year ended December 31, 2001.

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
CRM services revenue	$10,626	$9,836	$28,835	$32,814
Cost of CRM services revenue	7,606	6,615	20,777	22,586

CRM services gross profit	3,020	3,221	8,058	10,228
Selling, general and administrative expenses	3,676	5,702	11,487	20,972
Recoveries of restructuring and other related charges	(35)	—	(35)	—

Operating loss	(621)	(2,481)	(3,394)	(10,744)
Interest income, net	11	58	34	363

Loss before income taxes	(610)	(2,423)	(3,360)	(10,381)
Income Tax benefit	—	—	(146)	—

Net loss	$(610)	$(2,423)	$(3,214)	$(10,381)

Basic and diluted net loss per share	$(0.02)	$(0.06)	$(0.08)	$(0.27)

Weighted average common shares
outstanding—basic and diluted	38,678	37,956	38,647	37,958

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.
STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Operating activities:
Net loss	$(3,214)	$(10,381)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,509	2,237
Amortization of deferred stock compensation	—	231
Provision (credit) for sales returns and allowances	(68)	(15)
Recoveries of restructuring and other related charges	(35)	—
Changes in operating assets and liabilities:
Accounts receivable	(662)	3,377
Inventories	(19)	372
Income taxes receivable	(146)	2
Prepaid expenses and other assets	670	523
Other receivables	(4)	507
Accounts payable	3,449	(4,007)
Accounts payable to related party	(861)	(373)
Accrued compensation and benefits	(173)	(1,585)
Accrued restructuring and related charges	(402)	—
Other accrued liabilities	(39)	(1,291)

Net cash provided by (used in) operating activities	5	(10,403)

Investing activities:
Purchases of property and equipment	(33)	(754)
Sale of long-term investments	130	—

Net cash provided by (used in) investing activities	97	(754)

Financing activities:
Proceeds from issuance of common stock from option exercises	26	84
Proceeds from issuance of common stock from ESPP	6	50
Repurchase of common stock	(3)	(1,194)
Repayment of capital lease obligations	(570)	(989)

Net cash used in financing activities	(541)	(2,049)

Net decrease in cash and cash equivalents	(439)	(13,206)
Cash and cash equivalents at beginning of period	8,606	22,879

Cash and cash equivalents at end of period	$8,167	$9,673

Supplement disclosure of cash paid during the period:
Interest	$66	$131

Income taxes, net of refunds	$—	$—

Supplemental non-cash investing and financing activities:
Acquisition of assets under capital lease	$167	$—

Purchase of prepaid maintenance contracts under lease	$126	$—

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
— UNAUDITED —

NOTE 1:    BASIS OF PRESENTATION

The accompanying financial statements of Rainmaker Systems, Inc. (“Rainmaker”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements are unaudited but reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the year ending December 31, 2002, or any other period. These financial statements should be read in conjunction with Rainmaker’s financial statements and notes thereto included in Rainmaker’s Annual Report on Form 10-K for the year ended December 31, 2001 and our Forms 10-Q for the quarters ended March 31, 2002 and June 30, 2002.

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

Concurrent with the adoption of SAB 101, Rainmaker also adopted the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). EITF 99-19 interprets SAB 101 and addresses when a company should report revenue as the gross amount billed to a customer versus the net amount earned by the company in the transaction. Specific “indicators” should be used by companies to determine if it is more appropriate to record revenues on a “gross” versus a “net” basis. These “indicators” include, but are not limited to, (1) whether the vendor is the primary obligor in the transaction, (2) whether the vendor assumes general inventory risk, and (3) whether the vendor has latitude for setting the pricing for the goods or services it sells to its customers. Absence of these indicators might indicate that revenue should be recorded on a “net” basis. If our revenues were recorded on a net basis, they would essentially equal our currently reported gross profit. A substantial amount of our sales transactions are reported under the “gross” method based on amounts billed to our customers, as we take title and assume risk of loss for products/service contracts sold and assume the full credit risk and establish pricing for the products and services we sell. However, we also sell products and services on behalf of customers of our clients whereby, based on the evaluation of the same indicators, we record revenue equal to the net amount earned in the transaction. Our current revenue reporting practices are consistent with the revenue reporting criteria established in EITF 99-19. The adoption of EITF 99-19 did not have a material impact on our reported revenues.

NOTE 3:    NET LOSS PER SHARE

Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the year, less shares subject to repurchase. Diluted net loss per share also gives effect, as applicable, to the potential dilutive effect of outstanding stock options, using the if converted method, as of the beginning of the period presented or the original date of issuance, if later. Rainmaker has excluded all outstanding options and shares subject to repurchase from the calculation of diluted net loss per share because all such securities are anti-dilutive. Options to purchase 4,350,391 and 4,349,419 shares of common stock were outstanding at September 30, 2002 and December 31, 2001, respectively. At September 30, 2002 and December 31, 2001, there were 461 and 4,708, respectively, of common shares subject to repurchase.

NOTE 4:    COMPREHENSIVE LOSS

The primary difference between net loss and comprehensive loss for Rainmaker arises from unrealized gains/(losses) on investments classified as available-for-sale. For the three months and nine months ended September 30, 2002, the net change in unrealized holding loss on investments was approximately $4,000 and $48,000, respectively. Comprehensive loss for Rainmaker for the three and nine months ended September 30, 2002 was $614,000 and $3.3 million, respectively.

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

During the three months ended June 30, 2002, we made an adjustment to the provision for higher than anticipated legal and severance costs, and lower than anticipated facility exit costs. There was no incremental effect to the provision as a result of this adjustment.

As of September 30, 2002, all severance and legal costs related to the restructuring had been paid and there were no remaining obligations for severance or legal costs related to the restructuring. Accordingly, in the three months ended September 30, 2002, we recorded a benefit of $35,000 to reverse the remaining accrued restructuring liability related to severance and legal costs. This amount was reported as “Recoveries of restructuring and other related charges” and is included in operating expenses in our statement of operations.

The following table lists the activity related to restructuring accruals (short and long-term) by quarter for the nine months ended September 30, 2002 (in thousands):

	Employee Severance	Lease Cancellation and Facility Exit Costs	Legal and Other Expenses	Subtotal	Less Current Portion	Accrued Restructuring Costs Less Current Portion
Balance at December 31, 2001	$26	$877	$18	$921	$552	$369
Less cash payments	(1)	(144)	(18)	(163)	(73)	(90)

Balance at March 31, 2002	25	733	—	758	479	279
Adjustment to reserve	6	(66)	60	—	—	—
Less cash payments	—	(100)	(56)	(156)	(65)	(91)

Balance at June 30, 2002	31	567	4	602	414	188
Adjustment to reserve	(31)	—	(4)	(35)	(35)	—
Less cash payments	—	(83)	—	(83)	(47)	(36)

Balance at September 30, 2002	$—	$484	$—	$484	$332	$152

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

On July 25, 2002, pursuant to the voluntary employee stock option exchange program, each participating employee received, for each option included in the exchange, a one-for-one replacement option. Under the exchange program, Rainmaker issued approximately 2.4 million shares of replacement options. The exercise price of each replacement option was $0.23, equal to the closing selling price per share of our common stock on the trading day immediately before day of grant, which was the highest of (i) the closing selling price per share of our common stock on the trading day immediately before day of grant, (ii) the average of the high and low per share sales price on day of grant and (iii) the closing selling price per share on day of grant, as quoted on Nasdaq or on the OTC Bulletin Board. The replacement options have terms and conditions that are substantially the same as those of the canceled options. The exchange program did not result in any compensation charges.

NOTE 7:    SEGMENT REPORTING

Rainmaker operates in one market segment, the sale of software and other technology companies’ support contracts and software subscriptions to their installed base of customers. Rainmaker primarily operates in one geographical segment, North America. Substantially all of Rainmaker’s sales are made to customers in the United States.

NOTE 8:    INCOME TAX BENEFIT

In March 2002, the Internal Revenue Service issued the Job Creation and Worker Assistance Act of 2002 which extended the regular and alternative minimum tax net operating loss carryback period from two years to five years for losses arising in 2001 or 2002 tax years. As a result of this new law, Rainmaker recorded an income tax benefit of $146,000 during the three months ended March 31, 2002, attributable to the recovery of income taxes paid in prior periods.

NOTE 9:    RELATED PARTY TRANSACTIONS

In prior years and during the three and six months ended June 30, 2002, Rainmaker purchased inventories and service agreements from a customer who had a board member who also sits on Rainmaker’s Board of Directors. As of June 28, 2002, this board member was no longer on the board of Rainmaker’s customer, and accordingly, Rainmaker’s outstanding payables to that customer as of September 30, 2002 have been included in our balance sheet as a component of accounts payable. Total purchases from such customer during the six months ended June 30, 2002, the period during which it was a related party, amounted to $1.1 million. During the same six-month period, Rainmaker received marketing development fund reimbursements of $32,000 from that customer.

In February of 2002, Rainmaker entered into an agreement with a member of its Board of Directors to procure consulting services. The agreement had a two-month term commencing February 2002, with minimum cash compensation to the board member of $53,000, based upon specific deliverables during the term. As of September 30, 2002, the Company had recorded and paid all $53,000 of consulting fees related to this agreement and the consulting agreement has expired pursuant to its terms.

NOTE 10:    COMMITMENTS AND CONTINGENCIES

Rainmaker leases office space and property and equipment under operating and capital leases that expire at various dates through 2006. Future minimum lease payments under non-cancelable operating and capital lease arrangements at September 30, 2002 are as follows:

	Capital Leases	Operating Leases	Total
	(in thousands)
2002	$298	$178	$476
2003	425	620	1,045
2004	45	391	436
2005	12	46	58
2006	—	5	5

Total minimum lease payments	$780	$1,240	$2,020

During the quarter ended September 30, 2002, we entered into four separate capital leases for various software, equipment and maintenance services. The leases, of which two have subjective acceleration clauses, have terms ranging from 12 to 36 months. Future minimum payments under these leases are $87,000 in the remainder of 2002, $80,000 in 2003, $32,000 in 2004 and $12,000 in 2005.

In June 2002 and September 2002, we entered into two separate letters of credit in the original amounts of $89,000 and $124,000, respectively, to secure two of the capital leases. These letters of credit will decline over time, in accordance with the remaining balance payable under the financing which they secure. As of September 30, 2002, these letters of credit have current values of $89,000 and $124,000, respectively. On October 1, 2002, the current value of the June 2002 letter of credit was reduced from $89,000 to $67,000.

In December 2001, we obtained a standby letter of credit in the original amount of $552,000 to secure financing for our Directors & Officers insurance premiums, which will be paid prior to the end of the 2002 fiscal year. This letter of credit declines over time, in accordance with the remaining balance payable under the financing which it secures. As of September 30, 2002, this letter of credit had a current value of $123,000. On October 17, 2002, the current value of this letter of credit was reduced to $61,000.

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

We incurred operating losses and net losses for the three and nine months ended September 30, 2002 and for the fiscal years ended 2001, 2000, and 1999. During 1999 and 2000, we incurred increasing operating and net losses as we increased our operating expenses to build our services business. New clients require significant up-front investments including the costs to hire additional staff and create the necessary infrastructure to deliver our services. These costs are typically incurred some time before significant revenue is generated. In late 2000, we repackaged our service offering to include fee-based pricing. Revenue is recognized once these services have been delivered. We now charge for many of these costs; however, these costs could have an adverse effect on our future financial condition and operating results, depending on market acceptance of new service combinations and pricing options.

Our quarterly operating results may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. Our operating results are expected to vary significantly from quarter to quarter and are difficult to predict. Our historical revenue has tended to fluctuate based on seasonal buying patterns in the computer industry. Our prospects must be considered in light of the risks, expenses and difficulties encountered by high-technology companies, particularly given that we operate in new and rapidly evolving markets, and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. In the second quarter of 2000, we began a review of our existing client base, as well as our client targeting process and methodology. As a result, in the last half of 2000 and during 2001, we discontinued reselling certain client products and services, which resulted in a lower base of revenues. See “Factors That May Affect Future Results and Market Price of Stock.”

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

Revenue Recognition and Classification

Our CRM services revenue consists of sales of our clients’ software subscriptions, support and service contracts, licenses and license upgrades to our clients’ installed customer base. A substantial portion of our sales transactions are reported under the “gross” method, which is based on the total purchase price billed by us to customers for our clients’ products and services. We also sell products and services on behalf of our clients whereby we record revenue equal to the net amount earned in the transaction. Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the end user is received; the service contract or maintenance agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain. Revenue from product sales is recognized at the time of shipment of the product directly to the customer. Revenue from services we perform is recognized as the services are delivered. Revenue from sales of new clients’ products and services typically increases over several quarters before reaching a more moderate level of growth. However, revenue growth can be affected by many factors including customer contract renewal history, customer product satisfaction and competitive pricing.

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

Concurrent with the adoption of SAB 101, Rainmaker also adopted the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). EITF 99-19 interprets SAB 101 and addresses when a company should report revenue as the gross amount billed to a customer versus the net amount earned by the company in the transaction. Specific “indicators” should be used by companies to determine if it is more appropriate for them to record revenues on a “gross” versus a “net” basis. These “indicators” include, but are not limited to, 1) whether the vendor is the primary obligor in the transaction, 2) whether the vendor assumes general inventory risk, and 3) whether the vendor has latitude for setting the pricing for the goods or services it sells to its customers. Absence of these indicators might indicate that revenue should be recorded on a “net” basis. If our revenues were recorded on a net basis, they would essentially equal our currently reported gross profit. A substantial amount of our sales transactions are reported under the “gross” method based on amounts billed to our customers, as we take title and assume risk of loss for products/service contracts sold and assume the full credit risk and establish pricing for the products and services we sell. However, we also sell products and services on behalf of customers of our clients whereby, based on the evaluation of the same indicators, we record revenue net equal to the amount earned in the transaction. Our current revenue reporting practices are consistent with the revenue reporting criteria established in EITF 99-19. The adoption of EITF 99-19 did not have a material impact on our reported revenues.

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

We have generated a significant portion of our revenue from the marketing and selling of products and services from a limited number of clients. For the three and nine months ended September 30, 2002, sales to customers of HP, Nortel Networks, Inc., and Sybase, Inc. (“Sybase”) each individually accounted for 10% or more of our CRM services revenue. For the three months ended September 30, 2001, sales to customers of Sybase, HP, Santa Cruz Operation (“SCO”) and IBM each individually accounted for 10% or more of our CRM services revenue. For the nine months ended September 30, 2001, sales to customers of Sybase, HP, SCO, and Novell, Inc. each individually accounted for approximately 10% or more of our CRM services revenue. We expect that a small number of clients will continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our principal clients could cause a significant decrease in our revenue. In addition, our software and technology clients operate in industries that are consolidating, which may reduce the number of our existing and potential clients.

We focus our resources on service offerings and client relationships with which we can maintain profitable business relationships. In the past, this focus has resulted in the discontinuation of relationships with certain clients and a lower base of revenues. There is a possibility that more client relationships may be discontinued which could cause a decrease to our revenue in future periods.

Until recently, and as a result of unfavorable economic conditions in the United States, our revenue declined, and may once again decline. If the economic conditions in the United States continue to worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition. During these unfavorable economic periods, it may be more difficult to sign new clients or expand relationships with existing clients.

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

Impairment of Long-lived Assets

We review all of our long-lived assets, including fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. An asset or a group of assets is determined to be impaired if the estimated future undiscounted net cash flows attributable to the asset or group of assets are less than their carrying value. If impairment exists, it is measured by the amount of which the fair value of the assets, estimated by Rainmaker using estimated future discounted cash flows, appraisals, or other methods, is less than the asset or group of assets’ carrying value. The identification of long-lived asset impairment and the amount of impairment charges, if any, recorded in any one period, are subject to the aforementioned events and management estimates and therefore, could change in the future requiring additional charges to our operating results. We have no amounts of goodwill or intangible assets recorded on our financial statements.

Restructuring and Other Related Charges

During the fourth quarter of fiscal 2001, we restructured the company under a plan approved by the Board of Directors, by reducing our headcount and consolidating our facilities utilization. As a result of these actions, we recorded restructuring and other related charges consisting of cash severance payments to be made to severed employees, lease payments related to property abandoned as a result of our facilities consolidation, write-offs of excess equipment and leasehold improvements that were abandoned and whose estimated fair market value was zero, and discontinued use of internally developed software. Each reporting period we will review these estimates based on the status of execution of our restructuring plan and, to the extent that these assumptions change due to changes in market conditions and our business, the ultimate restructuring expenses could vary by material amounts. As of September 30, 2002, all severance and legal costs related to the restructuring had been paid and there were no remaining obligations for severance or legal costs related to the restructuring. Accordingly, in the three months ended September 30, 2002, we recorded a benefit of $35,000 to reverse the remaining accrued restructuring liability related to severance and legal costs. This amount was reported as “Recovery of restructuring and other related charges” and is included in operating expenses in our statement of operations.

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

Related Party Transactions

In prior years and during the three and six months ended June 30, 2002, Rainmaker purchased inventories and service agreements from a customer who had a board member who also sits on Rainmaker’s Board of Directors. As of June 28, 2002, this board member was no longer on the board of Rainmaker’s customer, and accordingly Rainmaker’s outstanding payables to that customer as of September 30, 2002 have been included in our balance sheets as a component of accounts payable. Total purchases from such customer during the six months ended June 30, 2002, the period during which it was a related party, amounted to $1.1 million. Also during that period, Rainmaker received marketing development fund reimbursements of $32,000 from that customer.

In February of 2002, Rainmaker entered into an agreement with a member of its Board of Directors to procure consulting services. The agreement had a two-month term commencing February 2002, with a minimum cash compensation to the board member of $53,000, based upon specific deliverables during the term. As of September 30, 2002, the Company had recorded and paid all $53,000 of consulting fees related to this agreement and the agreement had expired pursuant to its terms.

Results of Operations

The following table sets forth for the periods given, selected financial data as a percentage of our revenue. The table and discussion below should be read in connection with the financial statements and the notes thereto, which appear elsewhere in this report as well as with Rainmaker’s financial statements and notes thereto included in Rainmaker’s Annual Report on Form 10-K for the year ended December 31, 2001 and our Forms 10-Q for the quarters ended March 31, 2002 and June 30, 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
CRM services revenue	100.0%	100.0%	100.0%	100.0%
Cost of CRM services revenue	71.6%	67.3%	72.1%	68.8%

CRM services gross profit	28.4%	32.7%	27.9%	31.2%
Selling, general and administrative expenses	34.6%	58.0%	39.8%	63.9%
Recoveries of restructuring and other related charges	-0.3%	0.0%	-0.1%	0.0%

Operating loss	-5.9%	-25.3%	-11.8%	-32.7%
Interest income, net	0.1%	0.6%	0.1%	1.1%

Loss before income taxes	-5.8%	-24.7%	-11.7%	-31.6%
Income tax benefit	0.0%	0.0%	-0.6%	0.0%

Net loss	-5.8%	-24.7%	-11.1%	-31.6%

Comparison of Three Months Ended September 30, 2002 and 2001

CRM Services Revenue.    Revenue from CRM services increased 8.0% to $10.6 million for the three months ended September 30, 2002 from $9.8 million for the comparable period of 2001. This increase is primarily due to an increase in revenues from new clients and increased volume with certain existing clients, which more than offset the decrease in revenues from terminated clients for whom we discontinued marketing and selling their products and services in 2001. In late 2000 and during 2001, we decided to focus our resources on clients with whom we could maintain profitable business relationships. As a result, we discontinued relationships with various clients that represented no revenue for the three months ended September 30, 2002, but from which we generated $3.2 million of revenue in the comparable period in 2001. This was offset in part by the addition of a new client in July 2001 who represented $3.3 million of revenue during the three months ended September 30, 2002, as compared to $156,000 of revenue during the same period in 2001. In addition, increased volumes for an existing client resulted in an increase in revenues of $1.9 million from the three months ended September 30, 2001 to the three months ended September 30, 2002. Our quarterly operating results have fluctuated in the past and are likely to do so in the future. In particular, our revenues are not predictable with any significant degree of certainty. In the current economic environment, we have very limited visibility over revenue trends in future periods.

CRM Services Gross Profit.    Gross profit from CRM services decreased 6.2% to $3.0 million for the three months ended September 30, 2002, from $3.2 million for the comparable period in 2001. Gross margin from CRM services decreased to 28.4% in the most recent period compared to 32.7% during the comparable period of the prior year. The decrease in gross margin is due primarily to a change in both client mix and product and services mix. For the three months ended September 30, 2001, 13.0% of total revenues were generated through sales of upgrades, new licenses and education, compared with 2.3% in the same period in fiscal 2002. In prior years, these non-core contract revenues did generate higher gross margins, but proved less profitable to deliver because we could not leverage our core business processes or systems. We expect our gross margins to continue to vary based on the mix of clients and the services provided.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 35.5% to $3.7 million for the three months ended September 30, 2002 from $5.7 million for the comparable period of 2001. The percentage and absolute dollar decrease was primarily attributable to a reduction in personnel (a decrease of 43 headcount from September 30, 2001 to September 30, 2002) and an associated reduction of $1.1 million in personnel-related expenses, reductions of $292,000 in depreciation and $331,000 in rent expenses associated with our restructuring in fiscal 2001, and a reduction of $513,000 in consulting, legal and outside services expenses as part of ongoing efforts to reduce operating expenses. As a percentage of total revenue, selling, general and administrative expenses decreased to 34.6% for the most recent period from 58.0% in the comparable period of the prior year. The decrease in selling, general and administrative expenses as a percentage of total revenue is primarily due to management’s ongoing efforts to control and reduce operating expenses, and to leverage our cost structure. Operating expenses in absolute dollars and as a percentage of revenue will continue to fluctuate based on our revenue base and management of operating expenses.

Recoveries of Restructuring and Other Related Charges.    During the fourth quarter of 2001, we recorded restructuring and other related charges of $2.4 million, or $0.06 per share, in connection with a restructuring program approved by the Board of Directors during the quarter. This resulted in a reduction of 39 positions at all levels throughout Rainmaker, for which the total annual salary at the date of termination was approximately $2.6 million. All affected employees were informed of the reduction and their severance amounts prior to December 31, 2001. The charges consisted of cash severance payments to be made to severed employees, lease payments related to property abandoned as a result of our facilities consolidation, write-offs of excess equipment and leasehold improvements that were abandoned and whose estimated fair market value was zero, and discontinued use of internally developed and licensed software.

During the three months ended June 30, 2002, we made an adjustment to the provision for higher than anticipated legal and severance costs, and lower than anticipated facility exit costs. There was no incremental effect to the provision as a result of this adjustment.

As of September 30, 2002, all severance and legal costs related to the restructuring had been paid and there were no remaining obligations for severance or legal costs related to the restructuring. Accordingly, in the three months ended September 30, 2002, we recorded a benefit of $35,000 to reverse the remaining accrued restructuring liability related to severance and legal costs. This amount was reported as “Recoveries of restructuring and other related charges” and is included in operating expenses in our statement of operations.

The following table lists the activity related to restructuring accruals (short and long-term) for the three and nine months ended September 30, 2002 (in thousands):

	Employee Severance	Lease Cancellation and Facility Exit Costs	Legal and Other Expenses	Subtotal	Less Current Portion	Accrued Restructuring Costs Less Current Portion
Balance at December 31, 2001	$26	$877	$18	$921	$552	$369
Less cash payments	(1)	(144)	(18)	(163)	(73)	(90)

Balance at March 31, 2002	25	733	—	758	479	279
Adjustment to reserve	6	(66)	60	—	—	—
Less cash payments	—	(100)	(56)	(156)	(65)	(91)

Balance at June 30, 2002	31	567	4	602	414	188
Adjustment to reserve	(31)	—	(4)	(35)	(35)	—
Less cash payments	—	(83)	—	(83)	(47)	(36)

Balance at September 30, 2002	$—	$484	$—	$484	$332	$152

Interest Income, Net.    We recorded $31,000 of interest income and $20,000 of interest expense, or net interest income of $11,000 for the three months ended September 30, 2002. This compares to $94,000 of interest income and $36,000 of interest expense, or net interest income of $58,000 in the comparable period of 2001. The net decrease was primarily attributable to lower invested cash balances and lower interest rates.

Comparison of Nine Months Ended September 30, 2002 and 2001

CRM Services Revenue.    Revenue from CRM services decreased 12.1% to $28.8 million for the nine months ended September 30, 2002, from $32.8 million for the comparable period of 2001. This decrease is primarily due to a decline in business attributable to clients for whom we discontinued marketing and selling their products and services in

2001. In late 2000 and during 2001, we decided to focus our resources on clients with whom we could maintain profitable business relationships. As a result, we discontinued relationships with various clients that represented no revenue for the nine months ended September 30, 2002, but from which we generated $12.9 million for the comparable period in 2001. This was partially offset by the addition of a new client in July 2001 who represented $9.5 million of revenue during the nine months ended September 30, 2002. Our quarterly operating results have fluctuated in the past and are likely to do so in the future. In particular, our revenues are not predictable with any significant degree of certainty. In the current economic environment, we have very limited visibility over revenue trends in future periods.

CRM Services Gross Profit.    Gross profit from CRM services decreased 21.2% to $8.1 million for the nine months ended September 30, 2002, from $10.2 million for the comparable period in 2001. Gross margin from CRM services decreased to 27.9% in the most recent period compared to 31.2% during the comparable period of the prior year. The decrease in gross margin is due primarily to a change in the mix of services provided for our clients. For the nine months ended September 30, 2001, 26.7% of total revenues were generated through sales of upgrades, new licenses and education, compared with 4.9% in the same period in fiscal 2002. In prior years, these non-core contract revenues did generate higher gross margins, but proved less profitable to deliver because we could not leverage our core business processes or systems. We expect our gross margins to continue to vary based on the mix of clients and services provided.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 45.2% to $11.5 million for the nine months ended September 30, 2002, from $21.0 million for the comparable period of 2001. The percentage and absolute dollar decrease was primarily attributable to a reduction in personnel (a decrease of 43 headcount from September 30, 2001 to September 30, 2002) and an associated reduction of $5.8 million in personnel-related expenses, reductions of $723,000 in depreciation and $759,000 in rent expenses associated with our restructuring in fiscal 2001, and a reduction of $2.5 million in consulting, legal and outside services expenses as part of ongoing efforts to reduce operating expenses. As a percentage of total revenue, selling, general and administrative expenses decreased to 39.8% for the most recent period from 63.9% in the comparable period of the prior year. The decrease in selling, general and administrative expenses as a percentage of total revenue is primarily due to management’s ongoing efforts to control and reduce operating expenses, and to leverage our cost structure. Operating expenses in absolute dollars and as a percentage of revenue will continue to fluctuate based on our revenue base and management of operating expenses.

Recoveries of Restructuring and Other Related Charges.    During the fourth quarter of 2001, we recorded restructuring and other related charges of $2.4 million, or $0.06 per share, in connection with a restructuring program approved by the Board of Directors during the quarter. This resulted in a reduction of 39 positions at all levels throughout Rainmaker, for which the total annual salary at the date of termination was approximately $2.6 million. All affected employees were informed of the reduction and their severance amounts prior to December 31, 2001. The charges consisted of cash severance payments to be made to severed employees, lease payments related to property abandoned as a result of our facilities consolidation, write-offs of excess equipment and leasehold improvements that were abandoned and whose estimated fair market value was zero, and discontinued use of internally developed and licensed software.

As of September 30, 2002, all severance and legal costs related to the restructuring had been paid and there were no remaining obligations for severance or legal costs related to the restructuring. Accordingly, in the nine months ended September 30, 2002, we recorded a benefit of $35,000 to reverse the remaining accrued restructuring liability related to severance and legal costs. This amount was reported as “Recoveries of restructuring and other related charges” and is included in operating expenses in our statement of operations.

Interest Income, Net.    We recorded $100,000 of interest income and $66,000 of interest expense, or net interest income of $34,000 for the nine months ended September 30, 2002. This compares to $494,000 of interest income and $131,000 of interest expense, or net interest income of $363,000 in the comparable period of 2001. The net decrease was primarily attributable to lower invested cash balances and lower interest rates.

Income Tax Benefit.    In March 2002, the Internal Revenue Service issued the Job Creation and Worker Assistance Act of 2002 which extended the regular and alternative minimum tax net operating loss carryback period from two years to five years for losses arising in 2001 or 2002 tax years. As a result of this new law, Rainmaker recorded an income tax benefit of $146,000 during the nine months ended September 30, 2002, attributable to the recovery of income taxes paid in prior periods. During the nine months ended September 30, 2001, no income tax benefit was recorded.

Liquidity and Sources of Capital

Historically, we have funded operations from operating cash flows and net cash proceeds from private placements of preferred stock and, in November 1999, the initial public offering of our common stock. Cash and cash equivalents were $8.2 million at September 30, 2002. Working capital at September 30, 2002 was $3.5 million. Receivables increased to $5.5 million at September 30, 2002 from $4.8 million at December 31, 2001, primarily as a result of increased sales. Our continued focus on collections resulted in a decrease in our receivables days sales outstanding to 44 days at September 30, 2002 from 49 days at December 31, 2001.

Cash provided by operating activities during the nine months ended September 30, 2002 was $5,000. The most significant sources of cash were related to an increase in accounts payable of $3.4 million, offset by a decrease in accounts payable to related party of $861,00, and a decrease in prepaid and other current assets of $670,000. These were offset by our net loss before non-cash expenses, including depreciation, of $1.8 million and an increase in accounts receivable of $662,000. Cash used in operating activities was $10.4 million for the nine months ended September 30, 2001, primarily related to net losses, net of non-cash expenses including depreciation, and decreases in accrued liabilities and accounts payable, offset by a decrease in accounts receivable.

Cash provided by investing activities during the nine months ended September 30, 2002 was $97,000, compared to cash used of $754,000 for the comparable period of the prior year. For the nine months ended September 30, 2002, cash provided by investing activities was due primarily to the sale of a long-term investment of $130,000, offset by purchase of equipment of $33,000. In the comparable nine-month period of 2001, cash used by investing activities was related to the purchase of fixed assets.

Cash used in financing activities during the nine months ended September 30, 2002 was $541,000, compared to $2.0 million for the comparable period of the prior year. In the first nine months of 2002, we repaid $570,000 of capital lease obligations, offset by $29,000 of net proceeds from the issuance of common stock from stock option exercises and from ESPP. During the comparable period in 2001, we repaid $989,000 of capital lease obligations and purchased $1.2 million of treasury stock, offset by $134,000 of proceeds received from the issuance of common stock from stock option exercises and from ESPP.

Rainmaker leases office space and property and equipment under operating and capital leases that expire at various dates through 2006. Future minimum lease payments under non-cancelable operating and capital lease arrangements at September 30, 2002 are as follows:

	Capital Leases	Operating Leases	Total
	(in thousands)
2002	$298	$178	$476
2003	425	620	1,045
2004	45	391	436
2005	12	46	58
2006	—	5	5

Total minimum lease payments	$780	$1,240	$2,020

During the quarter ended September 30, 2002, we entered into four separate capital leases for various software, equipment and maintenance services. The leases, of which two have subjective acceleration clauses, have terms ranging from 12 to 36 months. Future minimum payments under these leases are $87,000 in the remainder of 2002, $80,000 in 2003, $32,000 in 2004 and $12,000 in 2005.

In June 2002 and September 2002, we entered into two separate letters of credit in the original amounts of $89,000 and $124,000, respectively, to secure two of the capital leases. These letters of credit will decline over time, in accordance with the remaining balance payable under the financing which they secure. As of September 30, 2002, these letters of credit have current values of $89,000 and $124,000, respectively. On October 1, 2002, the current value of the June 2002 letter of credit was reduced from $89,000 to $67,000.

In December 2001, we obtained a standby letter of credit in the original amount of $552,000 to secure financing for our Directors & Officers insurance premiums, which will be paid prior to the end of the 2002 fiscal year. This letter of credit declines over time, in accordance with the remaining balance payable under the financing which it secures. As of September 30, 2002, this letter of credit had a current value of $123,000.

We do not have commercial commitments under lines of credit, guarantees, standby repurchase obligations or other such arrangements.

Our principal source of liquidity as of September 30, 2002 consisted of $8.2 million of cash and cash equivalents. We anticipate that our existing capital resources and the cash flow expected to be generated from future operations will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months.

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

We incurred operating and net losses of $0.6 million for the three months ended September 30, 2002, and operating and net losses of $3.4 million and $3.2 million, respectively for the nine months ended September 30, 2002. We incurred an operating loss of $14.7 million and net loss of $14.4 million for fiscal year 2001. We may incur losses in the future, depending in part on the timing of signing of new clients, impact of new and existing clients and our ability to continue to increase our operating efficiencies.

Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client could result in a substantial decrease in our revenue.

We have generated a significant portion of our revenue from the marketing and selling of products and services from a limited number of clients. For the three and nine months ended September 30, 2002, sales to customers of HP, Nortel Networks, Inc., and Sybase, Inc. (“Sybase”) each individually accounted for 10% or more of our CRM services revenue. For the three months ended September 30, 2001, sales to customers of Sybase, HP, Santa Cruz Operation (“SCO’) and IBM each individually accounted for 10% or more of our CRM services revenue. For the nine months ended September 30, 2001, sales to customers of Sybase, HP, SCO and Novell, Inc. each individually accounted for approximately 10% or more of our CRM services revenue. We expect that a small number of clients will continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our principal clients could cause a significant decrease in our revenue. In addition, our software and technology clients operate in industries that are consolidating, which may reduce the number of our existing and potential clients.

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

We believe that quarter-to-quarter comparisons of our operating results are not a good indication of future performance. Although our operating results have generally improved from quarter to quarter, our future operating results may not follow past trends in every quarter, even if they continue to improve overall. In any future quarter, our operating results may be below the expectation of public market analysts and investors.

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

Selection of our services often entails an extended decision-making process on the part of prospective clients. We often must provide a significant level of education regarding the use and benefit of our services, which may delay the evaluation and acceptance process. The selling cycle can extend to approximately six to twelve months or longer between initial client contact and signing of a contract for our services. Additionally, once our services are selected, the integration of our services often can be a lengthy process which further impacts the timing of revenue. Because we are unable to control many of the factors that will influence our clients’ buying decisions or the integration of our services, the length and unpredictability of the sales and integration cycles make it difficult for us to forecast the growth and timing of our revenue.

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

Competition in CRM services is intense, and we expect such competition to increase in the future. Our competitors include comprehensive system integrators, e-commerce solutions providers, and other outsource providers of different components of customer interaction management. We also face competition from internal marketing and sales departments of current and potential clients. Many of our existing or potential competitors have greater name recognition, longer operating histories, and significantly greater financial, technical and marketing resources, which could further impact our ability to address competitive pressures. Should competitive factors require us to increase spending for, and investment in, client acquisition and retention or for the development of new services, our expenses could increase disproportionately to our revenues. Competitive pressures may also necessitate price reductions and other actions that would likely affect our business adversely. Additionally, there can be no assurances that we will have the resources to maintain a higher level of spending to address changes in the competitive landscape. Failure to maintain or to produce revenue proportionate to any increase in expenses would have a negative impact on our financial results.

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

As part of our business strategy, we review from time to time acquisition prospects that would complement our existing business or enhance our technological capabilities. Future acquisitions by us could result in potentially dilutive issuances of equity securities, large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expense related to definite-lived intangible assets, any of which could cause our financial performance to suffer. Furthermore, acquisitions entail numerous risks and uncertainties, including:

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

We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our trade secrets, copyrights, trademarks, service marks, trade names or other proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe the intellectual property rights of others, other parties may assert infringement claims against us that we violated their intellectual property rights. These claims, even if not true, could result in significant legal and other costs and may be a distraction to management. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States, so if our business expands into foreign countries, risks associated with protecting our intellectual property will increase. We have applied to register the RAINMAKER SYSTEMS, RAINMAKER (and Design), EDUCATION SALES PLUS and CONTRACT RENEWALS PLUS service marks in the United States and certain foreign countries, and have received registrations for the RAINMAKER SYSTEMS service mark in the United States, Australia, the European Community, Switzerland, Norway and New Zealand, the CONTRACTS RENEWALS PLUS mark in the United States and Switzerland, and the EDUCATION SALES PLUS mark in the United States and Norway.

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

Our directors and entities affiliated with them together control a large percentage of our outstanding shares. As a result, any significant combination of those stockholders, acting together, could have the ability to control all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Rainmaker, which, in turn, could depress the market price of our common stock.

Our charter documents and Delaware law contain anti-takeover provisions that could deter takeover attempts, even if a transaction would be beneficial to our stockholders.

The provisions of Delaware law and of our certificate of incorporation and bylaws could make it difficult for a third party to acquire us, even though an acquisition might be beneficial to our stockholders. Our certificate of incorporation provides our board of directors the authority, without stockholder action, to issue up to 20,000,000 shares of preferred stock in one or more series. Our board determines when we will issue preferred stock, and the rights, preferences and privileges of any preferred stock. Our certificate of incorporation presently provides for a classified board, with each board member serving a staggered three-year term. In addition, our bylaws establish an advance notice procedure for stockholder proposals and for nominating candidates for election as directors. Delaware corporate law also contains provisions that can affect the ability to take over a company.

Our stock price may be volatile which could result in potential litigation.

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

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred from our report on Form 10-K for the year ended December 31, 2001.

ITEM 4.    CONTROLS AND PROCEDURES

Based on their review, as of a date within 90 days of the filing of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Rainmaker has a documented formal ethics policy to which all of its financial executives agree to adhere and advocate in governing his/her professional and ethical conduct.

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

The shares were sold at a price per share of $8.00. The aggregate offering price of the shares offered by Rainmaker was $46,000,000, less underwriting discounts and commissions of $3,220,000 and expenses of approximately $2,207,000. Approximately $26.4 million of the proceeds have been used for operating activities through September 30, 2002 and approximately $8.3 million of the proceeds have been used for capital expenditures. The balance of such proceeds is to be used for general corporate purposes to support business expansion including new client acquisition, capital expenditures, development of new services and possible expansion into international markets. In addition, we may use a portion of the net proceeds to acquire complementary products, technologies or businesses; however, we currently have no commitments or agreements and are not involved in any negotiations to do so. None of Rainmaker’s net proceeds of the offering were paid directly or indirectly to any director, officer or their associates, persons owning 10% or more of any class of equity securities of Rainmaker or an affiliate of Rainmaker.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following exhibits are filed with this report as indicated below:

10.21	Services Sales Outsourcing Partner Agreement dated September 25, 2000, between Rainmaker Systems, Inc. and Hewlett-Packard Company. *

10.22	Service Sales Outsourcing Partner Agreement, Amendment No. 1 dated January 2, 2001, between Rainmaker Systems, Inc. and Hewlett-Packard Company.*

10.23	Schedule 4, Operational Plan/Business Rules Document to Service Sales Outsourcing Partner Agreement dated September 25, 2000, between Rainmaker Systems, Inc. and Hewlett-Packard Company.*

10.24	Services Sales Outsourcing Partner Agreement dated August 1, 2002, between Rainmaker Systems, Inc. and Hewlett-Packard Company. *

10.25	Business Rules Approval dated September 5, 2002, between Rainmaker Systems, Inc. and Hewlett-Packard Company (amend/adds to Exhibit 10.23).*

10.26	Amendment to Internet Applications Division (IAD) Reseller Agreement and Outsourcing Addendum dated June 12, 2002, between Rainmaker Systems, Inc. and Sybase, Inc.*

10.27	Amendment to Outsourced Services Agreement dated August 15, 2002, between Rainmaker Systems, Inc. and Nortel Networks, Inc. *

*	Confidential treatment has been requested by Rainmaker for certain portions of the referenced exhibit pursuant to Rule 24b-2.

(b)	Reports on Form 8-K

On August 15, 2002, we filed a current report on Form 8-K to report under Item 7 and Item 9 the filing of certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act  of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2002
RAINMAKER SYSTEMS, INC.

/s/ MICHAEL SILTON
Michael Silton Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ MARTIN HERNANDEZ
Martin Hernandez Secretary, Chief Operating Officer and Chief Financial Officer (Chief Accounting Officer)

CERTIFICATIONS

I, Michael Silton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rainmaker Systems, Inc. (“Rainmaker”);
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
Rainmaker’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Rainmaker and we have;

a.
designed such controls and procedures to ensure that material information relating to Rainmaker, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of Rainmaker’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
Rainmaker’s other certifying officers and I have disclosed, based on our most recent evaluation, to Rainmaker’s auditors and the audit committee of Rainmaker’s board of directors (or persons performing the equivalent function):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect Rainmaker’s ability to record, process, summarize and report financial data and have identified for Rainmaker’s auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in Rainmaker’s internal controls; and
6.
Rainmaker’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ MICHAEL SILTON
Michael Silton Chief Executive Officer (Principal Executive Officer)

I, Martin Hernandez, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rainmaker Systems, Inc. (“Rainmaker”);
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
Rainmaker’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Rainmaker and we have;

a.
designed such controls and procedures to ensure that material information relating to Rainmaker, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of Rainmaker’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
Rainmaker’s other certifying officers and I have disclosed, based on our most recent evaluation, to Rainmaker’s auditors and the audit committee of Rainmaker’s board of directors (or persons performing the equivalent function):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect Rainmaker’s ability to record, process, summarize and report financial data and have identified for Rainmaker’s auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in Rainmaker’s internal controls; and
6.
Rainmaker’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ MARTIN HERNANDEZ
Martin Hernandez Chief Financial Officer (Chief Accounting Officer)