Form 10-K
period 2002-12-31
RAINMAKER SYSTEMS INC
filed 2003-03-28
CIK 1094007

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended: December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                                  TO

Commission File Number: 000-28009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes ☐    No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2002, based upon the closing sales price reported by the Nasdaq SmallCap Market on that date was $7.0 million. The aggregate market value of Common Stock held by non-affiliates of the registrant on February 28, 2003, was $15.5 million, based upon the last sales price reported for such date on the Nasdaq SmallCap Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At February 28, 2003, registrant had 38,832,902 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed by Registrant with the Securities and Exchange Commission within 120 days of Registrant’s fiscal year ended December 31, 2002 are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Factors That May Affect Future Results and Market Price of Stock,” that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activities, performance or achievements expressed or implied by such forward-looking statements.

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

RAINMAKER SYSTEMS, INC.

PART I

ITEM 1.  BUSINESS

Introduction

Rainmaker Systems, Inc. (“Rainmaker,” “we,” “our,” “us”) is a leading outsource provider of sales and marketing programs for service contracts. Our cost-effective programs generate service revenue and promote customer retention for our clients. Core services include professional telesales, direct marketing, and hosted ecommerce. Additional services include customer database enhancement, CRM technology integration, and order management. These services are available individually or as an integrated solution.

On January 8, 1991, we filed our initial Articles of Incorporation with the California Secretary of State. On October 29, 1999, we reincorporated in the State of Delaware.

Industry Background

Businesses have recognized the value of improving their customer relationships to increase revenue and customer loyalty. For technology companies, this revenue and loyalty is often the result of customers purchasing support contracts and maintenance agreements.

As technology companies evaluate the resources needed to deploy sales and marketing programs for support contracts, they may find a significant commitment is required for building the needed systems infrastructure and expertise. They must also balance the level of internal resources devoted to building customer relationships with the level of resources committed to other corporate priorities, such as acquiring new customers and developing new products.

We believe that companies faced with this type of resource dilemma may find it advantageous to focus on their core strengths and to outsource their non-core functions to others with expertise in those specific areas. Recently, outsourcing has moved from traditional functions such as manufacturing and facilities management to critical areas such as customer service. According to a Gartner forecast in May 2002, combined software and hardware support services in the United States will grow from $56 billion in 2002 to $66 billion in 2006.

The Rainmaker Solution

We specialize in sales, marketing, and ecommerce services on an outsourced basis for technology companies. In addition, our services include customer database enhancement, CRM technology integration, and order management, including invoicing and collecting from our clients’ customers. Our services to technology clients are designed to increase the revenue from their support contracts and to enhance their customer relationships. By selecting Rainmaker to focus on this aspect of their business, clients are able to focus their attention on other business priorities.

We identify and profile our clients’ customers in order to maximize selling opportunities through all stages of the service contract life cycle. Our services incorporate the following distinguishing characteristics:

•	Combination of Technology, Process and People. We offer our clients comprehensive services that combine technology infrastructure with established processes and staff to establish frequent personalized contact with our clients’ customer bases. We act as a transparent extension of our clients’ sales and marketing organization by designing targeted direct marketing programs using coordinated Web, email, direct mail, fax and telephone campaigns. Our processes are designed to successfully market support contracts throughout all points of the service contract life cycle.

•

Database Expertise.    We use our specialized database expertise to combine our clients’ disparate databases into an integrated view of their support contract customers. Once this view is developed, we analyze the characteristics of the client’s customer base and identify the best approach to segmenting and stratifying the database for effective marketing programs. We continue to enhance the client’s customer data with information we uncover through profiling and regular contact. This enhanced information increases our ability to refine the targeting of our sales and marketing services. We can also provide this enhanced data back to our clients so they can benefit from richer customer profiles.

•	Expertise in Technology Markets. Our understanding of technology customer buying behavior and industry-specific marketing strategies is built upon years of experience and millions of customer contacts. This focus benefits our hardware and software clients through reduced program implementation times and the sharing of best practices from our collective experience.

•	Pay-for-Performance Contracts. We provide our services primarily under pay-for-performance arrangements in which our revenue is based on our ability to sell our clients’ products and services to their customers. Clients can also purchase complementary services, such as additional database management and supplementary marketing programs, on a fee basis. We believe that this business model aligns our activities with the goals of our clients. Under our pay-for-performance model, our programs are designed to develop stronger relationships with our clients’ customers, which lead to a better understanding of the needs of our clients’ customers and increase our ability to maximize revenue per client customer.

Our Clients

Our clients consist of hardware and software companies with significant customer bases and products that benefit from focused sales and marketing programs for support contracts or maintenance agreements. We generate a significant portion of our net revenues from sales to the customers of a limited number of clients. In 2002, sales to customers of Hewlett-Packard Company (HP), Sybase, Inc. (Sybase) and Nortel Networks, Inc. (Nortel) each accounted for more than 10% of our net revenues. On a combined basis, sales to customers of these clients accounted for 90% of our net revenues, and no individual client accounted for more than 36% of our net revenues in 2002.

A substantial portion of our sales transactions are reported based on the gross amount we bill to our clients’ customers for products and services. However, we also sell products and services on behalf of our clients whereby, based on the evaluation of the specific facts and circumstances, we record revenue equal to the net amount we earn in the transaction. The difference between our gross billings, the amount we invoice to our clients’ customers, and our net revenue was $7.2 million in 2002. During 2002, sales to customers of HP, Sybase, Nortel and Dell Products, L.P. each accounted for more than 10% of our gross billings. On a combined basis, sales to customers of these clients accounted for 95% of our gross billings in 2002, and no individual client accounted for more than 31% of our gross billings.

Services

Our primary service offering for sales and marketing of time-based contracts is Contracts Renewals Plus® (CRP), a modular solution that allows clients to select the services they need, from the most complex, fully outsourced solution to the simplest marketing or telesales project. Our services combine a technology infrastructure, established processes, and trained, customer-oriented personnel to deliver a comprehensive solution that is designed to cost-effectively generate increased revenue from our clients’ customer bases. Our services extend beyond contract sales and renewals to include contract reactivations, conversion of free warranties into paid services, service upgrades, add-on license sales, and new license sales. Our services are designed to effectively profile a client’s customer base and then market and sell service and support contracts. We believe that the more information we obtain concerning a client’s customer, the more likely we will be able to market and sell additional services that meet the needs of the client’s customer. We implement these services using a variety of proprietary systems and communication channels, including web site and email interaction, fax, personal assistance and direct mail. We believe that our services foster deeper, richer customer relationships that strengthen customer loyalty to our clients. During 2002, 2001 and 2000, Contract Renewals Plus generated 96%, 77% and 54% of our net revenue, respectively.

Within CRP, we generate additional sales and cultivate closer customer relationships through innovative sales and marketing programs that include:

•	Web Site and Email Interaction: Our client-branded web sites and email interaction allow our clients’ customers to obtain key information and purchase online. We develop a web site managed and operated by us that reflects the look and feel of our clients’ corporate branding. Email campaigns include links to personalized web pages, and alert our client’s customers of product enhancements, special promotions or upcoming renewal dates.

•	Fax and Direct Mail Marketing: In addition to web and email, we use compelling marketing programs, including traditional mail and fax campaigns. These campaigns alert our clients’ customers to service, special promotions and renewal opportunities.

•	Personal Assistance and Telesales: We are experts at creating sophisticated inbound and outbound calling programs. We also provide sales assistance to our clients’ customers who email, call or fax in response to marketing campaigns. Our client teams are trained to answer questions, provide detailed product information, pursue up-sell and cross-sell opportunities and close orders.

During the second quarter of 2002, we introduced our Contract Reactivations Quick-Start (Quick-Start) program. This is an entry-level program that builds on our expertise in selling and marketing service contracts and targets our clients’ customers that have not renewed their service agreements. The Quick-Start program takes advantage of our standardized process and technology to shorten the implementation time compared to our CRP service offering. Implementation times for the Quick-Start program may be as short as 30 days from the date of entering into an agreement.

The Rainmaker Strategy

Our objective is to strengthen our position in providing outsourced sales and marketing services to technology companies. The following are the key elements of our strategy:

•	Sign New Clients. We continue to emphasize our high technology industry focus while seeking to expand the scope of this expertise. We believe that our expertise in providing services to the customer base of our existing clients enhances our ability to help new clients use our services to gain competitive advantages. Our focus enables us to employ industry experts, pursue targeted sales and marketing campaigns, develop effective marketing and customer retention programs and capitalize on referrals from existing clients.

•	Further Penetrate Our Existing Client Base. We use our experience to increase the level of services provided to existing clients, many of whom currently use our services to support selected product or customer segments.

•	Improve Productivity. We continue to identify areas in which to streamline our processes and deploy technology in order to increase the productivity of our staff and to deliver more efficiently our services. One measure of this improved productivity is gross profit generated per average customer telesales representative, which increased from $108,000 in the fourth quarter of 2001 to $157,000 in the fourth quarter of 2002.

Sales and Marketing

We market our services to hardware, software and other technology companies through a direct sales force. We have a well-defined target customer and use direct marketing, public relations, and trade association programs to communicate our service offerings. Our direct sales professionals typically have significant enterprise-level technology sales experience. We employ sales professionals who are responsible for developing new clients as well as new opportunities with existing clients. We support the sales process with cross-functional representation from support groups including operations, finance, order management and technology. We also support this effort with product management professionals responsible for continued development and enhancement of our service offerings.

Services and Technology Development

We use a combination of business processes and technical systems to support our marketing and sales services. We collect customer input and conduct regular internal reviews to identify areas for improvement of our existing processes and systems as well as opportunities for development of new service offerings. We follow best industry practices for developing the design, coding, production, documentation and testing of our processes and systems.

Our technical systems are based on a combination of commercially available hardware and software as well as custom software developed internally. Our policy is to select market-leading commercial products and to leverage open-systems development environments for our internal development efforts. We believe this policy provides a stable technical foundation for the development and operation of our technical systems.

Employees

As of December 31, 2002, we employed 94 persons. Our 47 sales and marketing personnel are responsible for promoting and selling our clients’ products, building relationships with our clients’ customers and for promoting our services to new and existing clients. We also employed 16 technology personnel who develop and maintain the computer, Internet, web and telecommunications infrastructure that provides the foundation for our service offerings. Our remaining 31 employees were in general administration and finance.

None of our employees are represented by a labor union or are subject to a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationships with our employees to be good.

Competition

The market for solutions and services to generate revenue from clients’ customers and build relationships with those customers is intensely competitive and subject to rapid change. While we participate in a constantly evolving and intensely competitive market, we believe that no single competitor has amassed the full complement of integrated services for our targeted markets that we have. In addition to the competitors listed below, we face competition from internal departments of current and potential clients. Our competitors have a variety of strategic business and pricing models.

The main competitors of our full set of services are prospect companies who attempt to manage the entire process internally. To supplement its internal efforts, a prospect company will often use point solution providers to deliver the technology or outsourcing needed to handle a specific touchpoint (or single action) of the business process. These services can include outbound call centers or web site development agencies. Because these point solution providers often have limited specialization in the process of managing service contracts, their specialization tends to be the specific point activity. Point solution competitors include: companies that may tailor or integrate existing systems and processes; companies that provide various components of hosted ecommerce services; and companies that provide any variety of outsourced customer interaction services.

There are many small and regional companies that offer these services, particularly for teleservices and technology integration. A few of the larger companies that offer potentially competitive outsource services include: Convergys Corporation, Digital Impact, Digital River, Inc., Harte-Hanks, Inc., Sitel Corporation, Sykes Enterprises, Inc., and West Teleservices Corporation. In addition, many large ERP software developers, including Oracle Corporation and Siebel Systems, Inc., and their consulting partners have developed sales and marketing solutions that may compete with our offerings.

The principal competitive factors affecting our market include the return on investment from the implementation of our service and the breadth, performance, scalability and reliability of the service once implemented. Although we believe that our pay-for-performance model, ease of integration and comprehensive service offering currently competes favorably with respect to these factors, our market is relatively new and evolving rapidly.

Intellectual Property and Proprietary Rights

We protect our intellectual property through a combination of service mark, trade name and copyright protection, trade secret protection and confidentiality agreements with our employees and independent contractors, and have procedures to control access to, and distribution of, our technology, documentation and other proprietary information and the proprietary information of our clients. Effective trade name, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services and products are made available on-line. The steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trade names, trademarks, service marks and similar proprietary rights. In addition, other parties may assert claims of infringement of intellectual property or other proprietary rights against us. The legal status of many aspects of intellectual property on the Internet is currently uncertain. We have applied to register the RAINMAKER SYSTEMS, RAINMAKER (and Design), CONTRACT RENEWALS PLUS, and EDUCATION SALES PLUS service marks in the United States and certain other countries. We have received registrations or have pending applications for the RAINMAKER SYSTEMS service mark in the United States, Canada, Australia, the European Community, Switzerland, Norway and New Zealand; the RAINMAKER (and Design) service mark in the United States and the European Community, the CONTRACT RENEWAL PLUS service mark in the United States, Switzerland, Canada, Norway and the European Community; and the EDUCATION SALES PLUS mark in the United States and Switzerland.

Government Regulation

We are subject, both directly and indirectly, to various laws and governmental regulations relating to our business. In addition, laws with respect to online commerce may cover issues such as pricing, distribution, characteristics and quality of products and services. Laws affecting the Internet may also cover content, copyrights, libel, and personal privacy. Any new legislation or regulation, or the application of existing laws and regulations to the Internet could have a material adverse effect on our business.

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

A number of government authorities are increasingly focusing on online privacy issues and the use of personal information. Our business could be adversely affected if new regulations regarding the use of personal information are introduced or if government authorities choose to investigate our privacy practices. In addition, the European Union has adopted directives addressing data privacy that may limit the collection and use of some information regarding Internet users. Such directives may limit our ability to target our client’s customers or to collect and use such information.

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

Financial Information About Geographic Areas

We primarily operate in one geographical segment, North America. Substantially all of our sales are made to our clients’ customers in the United States of America. See “Segment Reporting” in Note 1 to the Notes to Financial Statements.

Available Information

Our web site is http://www.rmkr.com. We make available, free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on our website is not part of this report.

ITEM 2.  PROPERTIES

Facilities

Our facility is located in one building in Scotts Valley, California. The space is covered by leases that expire at various dates through December 2003 and covers approximately 39,000 square feet, including square footage that is currently unoccupied due to previous restructuring activities. We believe that this facility is adequate for our current needs.

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

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED                  STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq SmallCap Market under the symbol RMKR. The following table lists the high and low closing prices for Rainmaker’s common stock as reported on Nasdaq for each full quarterly period within the two most recent fiscal years.

	Q1	Q2	Q3	Q4
2002
High	$0.43	$0.49	$0.51	$1.22
Low	$0.26	$0.30	$0.21	$0.41
2001
High	$3.38	$1.50	$0.98	$0.55
Low	$0.59	$0.66	$0.16	$0.17

As of February 28, 2003, we had approximately 168 common stockholders of record. On February 28, 2003, the last reported sale price of our common stock on the Nasdaq SmallCap Market was $0.76 per share.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Use of Proceeds From Sales of Registered Securities

On November 17, 1999, we completed an initial public offering of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (File No. 333-86445) that was declared effective by the SEC on November 17, 1999. The offering was completed on November 17, 1999 after all 5,750,000 shares sold, all of which were sold by us (including 750,000 shares sold pursuant to the exercise of the underwriter’s over-allotment option). The purchase price was $8.00 per share. The aggregate price of the offering amount registered was $46,000,000.

In connection with the offering, we paid $3,220,000 in underwriting discounts and commissions to the Underwriters and other related expenses of $2,207,000. None of the other related expenses were paid directly or indirectly to any of our directors or officers, or any person owning 10% or more of any class of our equity securities, or any of our affiliates. The proceeds from the offering have been and will continue to be used for working capital, capital expenditures, and general corporate purposes to support business expansion including new client acquisition, capital expenditures, and development of new services. In addition, we may use a portion of the net proceeds to expand into international markets, or to acquire complementary products, technologies or businesses; however, we currently have no commitments or agreements to do so and are not involved in any negotiations to do so.

Equity Compensation Plans

The following table summarizes our equity compensation plans at December 31, 2002:

	(a)	(b)	(c )
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	4,390,400	$0.51	7,242,967
Equity compensation plans not approved by security holders	—	—	—

Total	4,390,400	$0.51	7,242,967

(1)	Number of securities available for future issuance includes 5,881,917 shares of common stock available for future issuance under our 1999 Stock Incentive Plan and 1,361,050 shares of common stock available for future issuance under our 1999 Employee Stock Purchase Plan. See Note 9 of our Notes to Financial Statements for a description of our equity compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read together with our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The statement of operations data for the years ended December 31, 2002, 2001 and 2000 and the balance sheet data at December 31, 2002 and 2001 are derived from our audited financial statements which are included elsewhere in this annual report. The statement of operations data for the years ended December 31, 1999 and 1998 and the balance sheet data as of December 31, 2000, 1999, and 1998 are derived from our audited financial statements not included herein. Historical results of operations are not necessarily indicative of future results.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$39,312	$41,868	$59,371	$60,665	$50,377
Cost of revenue	28,264	28,812	42,508	41,539	35,331

Gross profit	11,048	13,056	16,863	19,126	15,046
Operating expenses:
Sales and marketing	4,786	8,862	17,740	12,380	7,621
Technology	2,586	5,152	8,655	7,996	1,364
General and administrative	5,857	7,983	9,307	7,109	3,837
Depreciation and amortization	1,906	3,409	2,448	1,454	635
(Recoveries of) restructuring and other related charges	(240)	2,389	675	—	—

Total operating expenses	14,895	27,795	38,825	28,939	13,457

Operating (loss) income	(3,847)	(14,739)	(21,962)	(9,813)	1,589
Interest and other (expense) income, net	(31)	388	1,756	774	138
Gain from sale of catalog/distributor(1)	—	—	50	80	2,525

(Loss) income before income taxes	(3,878)	(14,351)	(20,156)	(8,959)	4,252
Income tax (benefit) expense	(373)	—	—	(1,650)	1,702

Net (loss) income	(3,505)	(14,351)	(20,156)	(7,309)	2,550
Preferred A dividends	—	—	—	—	(36)
Preferred C and D cumulative dividends	—	—	—	(1,265)	—
Excess of redemption of preferred stock over stated value	—	—	—	(1,941)	—

(Loss) income available to common stockholders	$(3,505)	$(14,351)	$(20,156)	$(10,515)	$2,514

Net (loss) income per share(2):
Basic	$(0.09)	$(0.38)	$(0.52)	$(0.49)	$0.12

Diluted	$(0.09)	$(0.38)	$(0.52)	$(0.49)	$0.09

Number of shares used in per share calculations(2):
Basic	38,684	38,010	38,798	21,300	21,004

Diluted	38,684	38,010	38,798	21,300	30,356

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$8,128	$8,606	$22,879	$43,885	$4,608
Working capital	3,273	5,599	17,546	43,759	5,123
Total assets	18,681	19,910	42,222	57,867	17,209
Long-term debt and capital lease obligations, less current portion	96	674	1,041	1,090	1,438
Redeemable preferred stock	—	—	—	—	977
Total stockholders’ equity	6,803	10,284	25,283	45,208	4,500

(1)	Effective May 15, 1998, we sold our catalog and distributor businesses. The results of operations for our catalog and distributor businesses are included in our financial statements through May 15, 1998.
(2)	See Note 2 of the Notes to Financial Statements.

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

Overview

In the following discussion, 2002, 2001 and 2000 refer to the years ended December 31, 2002, 2001 and 2000, respectively.

We are a leading outsource provider of sales and marketing programs for service contracts. Our cost-effective programs generate service revenue and promote customer retention for our clients. Core services include professional telesales, direct marketing, and hosted ecommerce. Additional services include customer database enhancement, CRM technology integration, and order management. These services are available individually or as an integrated solution.

We incurred operating losses and net losses for 2002, 2001 and 2000. During 2000 and 1999, we incurred increasing operating and net losses as we invested in our CRM services business. New clients may require significant up-front investments including the costs to hire additional staff and create the necessary infrastructure to deliver our services. These costs are typically incurred some time before significant revenue is generated. We now charge for many of these costs; however, these costs could have an adverse effect on our future financial condition and operating results, depending on market acceptance of new service combinations and pricing options.

In the second quarter of 2000, we reviewed our existing client base, as well as our client targeting process and methodology. As a result, in the last half of 2000 and continuing through 2001, we refocused on our core service contracts business and profitable client relationships. The portion of our net revenues from sales of our core service contracts increased to 96% and 77% in 2002 and 2001, respectively, from 54% in 2000.

In addition, in the second half of 2001, we implemented a restructuring program to streamline our operations and reduce our operating expenses. As part of these restructuring activities, we reduced headcount and wrote-off abandoned facilities, property and equipment. In connection with these actions, we recorded restructuring and other related charges of $2.4 million in 2001. During 2002, we recorded recoveries of restructuring and other related charges of $240,000, resulting from lower than anticipated employee severance and legal costs, and a reduction in the lease term for our unoccupied facility.

As a result of the focus on our core service contracts business and restructuring activities, we have been able to hold our operating expenses relatively constant and decrease our operating losses sequentially throughout 2002.

Our business primarily consists of marketing and selling our clients’ products and services to their customers. In addition, most of our revenue is based on a “pay for performance” model in which our compensation is based on the amount of our clients’ products and services that we sell. Accordingly, if a particular client’s products and services fail to appeal to its customers for reasons beyond our control, such as preference for a competing product or service, our revenue from the sale of the client’s products and services may decline.

In 2001, we discontinued marketing and selling certain clients’ products and services. As a result of this as well as the unfavorable economic conditions in the United States, our net revenue has, and may continue to, decline. If the economic conditions in the United States continue to worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition. During these unfavorable economic periods, it may be more difficult to sign new clients or expand relationships with existing clients. In addition, during unfavorable economic periods, spending on existing and new technology may decrease, resulting in downgrades of service contracts or fewer new service contracts, which may have a material adverse impact on our business. This impact may be offset as technology companies may compensate for decreased spending on new technology and technology upgrades with more robust service contracts on their existing technology.

Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to our facilities, employees, clients or clients’ customers. The potential for future terrorist attacks, the national and international response to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many uncertainties that could adversely affect our business or results of operations in ways that cannot presently be predicted.

Our quarterly operating results may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. Our operating results are expected to vary significantly from quarter to quarter and are difficult to predict. Our historical revenue has tended to fluctuate based on seasonal buying patterns of our clients and their customers. Our prospects must be considered in light of the risks, expenses and difficulties encountered by technology companies, particularly given that we operate in new and rapidly evolving markets, and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. See “Factors That May Affect Future Results and Market Price of Stock.”

Critical Accounting Policies/Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience, as well as all known facts and circumstances that we believe are relevant and assumptions as to future events. Actual results may differ from our estimates. Our significant accounting polices are described in Note 1 of Notes to Financial Statements. The significant accounting policies that we believe are critical, either because they relate to financial statement line items that are key indicators of our financial performance (e.g., revenue) and/or because their application requires significant management judgment, are described in the following paragraphs.

Management has discussed the development of our critical accounting policies with the audit committee of the board of directors and they have reviewed the disclosures of such estimates in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenue Recognition and Presentation

Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the client’s customer is received; the service contract or maintenance agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain unfulfilled. Revenue from product sales is recognized at the time of shipment of the product directly to the client’s customer. Revenue from services we perform is recognized as the services are accepted. Revenue from fee-based activities, such as customized integration and development, is recognized once these services have been delivered. A substantial amount of our sales transactions are reported based on the gross amount we bill to our clients’ customers for products and services, since we take title and assume risk of loss for products and service contracts sold, we can sell the products or service contracts at prices we determine, and we assume the full credit risk for the products and service contracts. However, we also sell products and services on behalf of our clients whereby, based on the evaluation of the specific facts and circumstances, we record revenue equal to the net amount that we earn in the transaction. The difference between our gross billings, a measurement of the total volume of products and services billed by us to our clients’ customers, and our net revenue earned was $7.2 million, $5.1 million and $876,000 for 2002, 2001 and 2000, respectively.

The aspects of our revenue recognition policy that involve significant judgments and estimates include the following:

Gross versus net presentation—we evaluate each arrangement with our clients to determine whether we should report revenue as the gross amount billed to our client’s customer versus the net amount earned in the transaction. In determining whether to report revenue at the gross amount or net amount, we evaluate the existence of specific indicators as provided in the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principle versus Net as an Agent.” The primary indicators include, but are not limited to, 1) whether the vendor is the primary obligor in the transaction, 2) whether the vendor assumes general inventory risk, 3) whether the vendor has latitude for setting the pricing for the goods or services it sells to its customers, and 4) whether the vendor bears credit risk in the transaction. The evaluation of the indicators involves significant management judgment. To the extent that facts or circumstances change, our conclusion as to whether to report revenue at the gross amount or net amount may change, which could have a significant impact on our reported net revenues, although it would not impact our gross billings, net income (loss), financial position or cash flows.

Collectibility—we assess the probability of collection based on a number of factors, including past transaction history and/or the creditworthiness of our clients’ customers, which is based on current published credit ratings, current events and circumstances regarding the business of our client’s customer and other factors that we believe are relevant. If we determine that collection is not reasonably assured, we defer recognition until such time as collection becomes reasonably assured, which is generally upon receipt of cash payment.

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including those related to bad debts, investments, commissions and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These policies include:

•	revenue recognition;

•	the allowance for doubtful accounts, which impacts revenue;

We have other equally important accounting policies and practices; however, once adopted, these other policies either generally do not require us to make significant estimates or assumptions or otherwise only require implementation of the adopted policy, not a judgment as to the policy itself. Despite our intention to establish accurate estimates and assumptions, actual results could differ from those estimates under different assumptions or conditions.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience.

Impairment of Long-Lived Assets

We review all of our long-lived assets, including fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and a significant change in our market capitalization relative to our net book value. An asset or a group of assets is determined to be impaired if the estimated future undiscounted net cash flows attributable to the asset or group of assets are less than their carrying value. If impairment exists, it is measured as the difference between the carrying value of the asset or group of assets and their estimated fair values. Fair values are determined using third party valuations, discounted cash flow analyses or other generally accepted methods. Estimating future cash flows attributable to a particular asset or group of assets is difficult, and requires the use of significant judgment.

During 2001, we recorded a charge of $1.1 million, as part of the restructuring program, relating to the write-off of abandoned property and equipment. Such assets included internally developed software and other property and equipment for which the future cash flows were estimated to be zero, based on the termination of certain client relationships and the abandonment of certain facilities. See Note 5 of Notes to Financial Statements.

Restructuring and Other Related Charges

During the fourth quarter of fiscal 2001, we implemented a restructuring program to focus and streamline our business and reduce operating expenses. In connection with this program, we reduced headcount and abandoned facilities. As a result of these actions, we recorded restructuring and other related charges consisting of cash severance payments to be made to severed employees, lease payments related to property abandoned as a result of our facilities consolidation, and legal and other costs. Each reporting period, we review these estimates based on the status of execution of our restructuring plan and, to the extent that these assumptions change due to changes in market conditions and our business, the ultimate restructuring expenses could vary.

As of December 31, 2002, our restructuring actions related to employee severance, legal and other costs were complete and we had no remaining obligations related to such activities. During 2002, we recorded recoveries of restructuring and other related charges of $240,000 resulting from lower than anticipated employee severance and legal costs, and a reduction in the lease term for our unoccupied facility. The remaining cash expenditures related to our restructuring liability of $223,000 as of December 31, 2002, are expected to be made over the remaining term of our facility lease, which expires in December 2003.

Concentrations

We generated a significant portion of our net revenues from the marketing and selling of products and services for a limited number of clients. In 2002, sales to customers of HP, Sybase and Nortel each accounted for more than 10% of our net revenues. In 2001, sales to customers of HP and Sybase each accounted for more than 10% of net revenues. In 2000, sales to Sybase, Parametric Technology Corporation (“Parametric”), The Santa Cruz Operation (“SCO”), and Novell, Inc. (“Novell”) each accounted for more than 10% of our net revenues. For 2002, 2001 and 2000, sales to customers of the previously mentioned clients collectively accounted for 90%, 46%, and 72%, respectively, of net revenues. No individual clients accounted for more than 36%, 25% and 24% of our net revenues in 2002, 2001 and 2000, respectively.

As a percentage of gross billings, HP, Sybase, Nortel and Dell Products, L.P. (“Dell”), each accounted for more than 10% of our gross billings in 2002. In 2001, sales to customers of HP, Sybase, and 3Com Corporation each accounted for more than 10% of our gross billings. In 2000, sales to customers of Sybase, Parametric, SCO and Novell each accounted for more than 10% of our gross billings. For 2002, 2001 and 2000, sales to customers of the previously mentioned clients collectively accounted for 95%, 55% and 72%, respectively, of gross billings. No individual clients accounted for more than 31%, 22% and 24% of our gross billings in 2002, 2001 and 2000, respectively.

We have outsource services agreements with our clients that expire at various dates ranging from July 2003 to January 2005. Many of our client agreements contain automatic renewal clauses. These clients may, however, terminate their contracts for cause in accordance with the provisions of each contract. In most cases, a client must provide us with advance written notice of its intention to terminate.

We expect that a small number of clients will continue to account for a significant portion of our net revenue and gross billings. In addition, our technology clients operate in industries that are experiencing consolidation, which may reduce the number of our existing and potential clients.

Financial Statement Categories

Net services revenue consists of sales of our clients’ hardware and software support and service contracts, licenses and license upgrades to our clients’ customer base. Most of our revenue is based on a “pay for performance” model in which we generate revenue only when we complete the sale of our clients’ products and services. A substantial amount of our sales transactions are reported based on the gross amount we bill to our clients’ customers for products and services, since we take title and assume risk of loss for products and services we sell, we can sell the products or service contracts at prices we determine, and we assume the full credit risk for the products and service contracts. However, we also sell products and services on behalf of our clients whereby, based on the evaluation of the specific facts and circumstances, we record revenue equal to the net amount we earn in the transaction.

Cost of services revenue includes payments for our clients’ products and services that we sell, based on the specific pricing terms of each contract and costs associated with fee-based revenues. Costs associated with fee-based revenues consist primarily of salaries and other personnel-related expenses. Some client relationships may be structured such that the costs of these products and services may be higher during the start up phase of our relationship until higher purchase discounts are achieved from increased sales volume. In these relationships, once we integrate a client’s customer database and begin to meet targeted sales volumes, our gross margins from that client may improve. Cost of revenue also consists of the cost of inbound and outbound shipping, net of amounts recovered from our clients’ customers, as well as the costs of designing, producing and delivering marketing services.

Sales and marketing expenses include costs associated with the marketing and selling of our services and costs associated with promoting and selling our clients’ products and services. Included in these costs are client integration costs, compensation costs of marketing and sales personnel, sales commissions, bonuses, marketing and promotional expenses and costs related to product and service development. Also included are unreimbursed client-related marketing expenses. Most of the costs are personnel related and are relatively fixed. Bonuses and sales commissions will typically change in proportion to revenue or profitability.

Technology expenses include costs associated with systems and telecommunications, including compensation and related costs for technology personnel, consultants, purchases of non-capitalizable software and hardware, and support and maintenance costs related to our systems. This financial statement category excludes all depreciation on systems hardware and software.

General and administrative expenses include costs associated with the administration of our business and consist primarily of compensation and related costs for administrative personnel, insurance, and legal and other professional fees. Most of these costs relate to personnel, insurance and facilities and are relatively fixed.

Depreciation and amortization expenses consist of depreciation and amortization of property, equipment and software licenses and amortization of stock-based compensation.

Interest and other income (expense), net, reflects income received on cash and cash equivalents, interest expense on leases to secure equipment, software and other financing agreements, and other income and expense.

Stock Option Exchange Program

On November 30, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, our employees were given the opportunity, if they chose, to cancel outstanding stock options previously granted to them in exchange for an equal number of replacement options to be granted at a future date, at least six months and a day from the cancellation date, which was January 24, 2002. The employees were required to remain employed with Rainmaker at the date of the replacement grant in order to receive replacement options. Non-employee members of our board of directors were not eligible to participate in this program. Under the exchange program, options for approximately 2.5 million shares of our common stock were tendered and cancelled.

On July 25, 2002, pursuant to the voluntary employee stock option exchange program, each participating employee received, for each option included in the exchange, a one-for-one replacement option. Under the exchange program, we issued approximately 2.4 million shares of replacement options. The exercise price of each replacement option was $0.23, equal to the closing selling price per share of our common stock on the trading day immediately before day of grant, which was the highest of (i) the closing selling price per share of our common stock on the trading day immediately before the day of grant, (ii) the average of the high and low per share sales price on day of grant or (iii) the closing selling price per share on the day of grant, as quoted on Nasdaq. The replacement options have terms and conditions that are substantially the same as those of the canceled options. The exchange program did not result in any compensation charges.

Related Party Transactions

During 2001 and the six month period ending June 30, 2002, we purchased inventories and service agreements from a client who had a board member who also sits on our Board of Directors. Total purchases from that client during the six months ended June 30, 2002, the period during which it was a related party, amounted to $1.1 million. During the same six-month period, we received marketing development fund reimbursements of $32,000 from that client. Total purchases amounted to $2.5 million during 2001 and at December 31, 2001, we owed that client $861,000 for those purchases, which is classified as Payable to Related Parties on the accompanying balance sheet as of December 31, 2001. Also during 2001, we received marketing development fund reimbursements of $143,000 from that client. Amounts totaling $81,000 were receivable from that client at December 31, 2001. As of June 28, 2002, this board member was no longer on the board of our client, and accordingly, our outstanding payables to that client as of December 31, 2002 have been included in the accompanying December 31, 2002 balance sheet as a component of accounts payable.

In February of 2002, we entered into an agreement with a member of our Board of Directors to procure consulting services. The agreement had a two-month term commencing February 2002, with minimum cash compensation to the board member of $53,000, based upon specific deliverables during the term. As of September 30, 2002, we had recorded and paid all $53,000 of consulting fees related to this agreement and the consulting agreement expired pursuant to its terms.

From January through April of 2001 and during the year ended December 31, 2000, we purchased inventories and service agreements from a stockholder at a total cost of $1.5 million and $5.4 million, respectively. Effective May 2001, this stockholder ceased to be a client. From January through April 2001 and during the year ended December 31, 2000, we received marketing development fund reimbursements from that stockholder of $50,000 and $630,000, respectively. At December 31, 2002 and 2001, there was no receivable from that stockholder and we did not owe any amount to that stockholder.

Results of Operations

The following table presents, for the periods given, selected financial data as a percentage of our net revenue.

	Year Ended December 31,
	2002	2001	2000
Revenue:
Net services revenue	100.0%	100.0%	100.0%
Cost of services revenue	71.9%	68.8%	71.6%

Total gross profit	28.1%	31.2%	28.4%
Operating expenses:
Sales and marketing	12.2%	21.2%	29.9%
Technology	6.6%	12.3%	14.6%
General and administrative	14.9%	19.1%	15.7%
Depreciation and amortization	4.8%	8.1%	4.1%
(Recoveries of) restructuring and other related charges	-0.6%	5.7%	1.1%

Total operating expenses	37.9%	66.4%	65.4%

Operating loss	-9.8%	-35.2%	-37.0%
Interest and other (expense) income, net	-0.1%	0.9%	3.0%
Gain from sale of catalog/distributor	0.0%	0.0%	0.1%

Loss before income taxes	-9.9%	-34.3%	-33.9%
Income tax benefit	-0.9%	0.0%	0.0%

Net loss	-9.0%	-34.3%	-33.9%

Comparison of Years Ended December 31, 2002 and 2001

Net Services Revenue.    Net revenue from services decreased 6.2% to $39.3 million for 2002 from $41.9 million for the comparable period of 2001. This decrease was primarily due to a decline in business attributable to clients for whom we discontinued marketing and selling their products and services in 2001. In addition, other relationships with clients expired in accordance with contractual terms in the first half of 2002. Net revenue from discontinued clients represented $16,000 of revenue during 2002, while those same clients accounted for $14.0 million of net revenue for the comparable period in 2001. This was partially offset by the increase in revenue from new clients added in 2002 and 2001. Net revenue from new clients increased from $2.2 million in 2001 to $14.3 million in 2002.

A substantial amount of our net services revenue is reported based on the gross amounts we bill to our clients’ customers for their products and services. We also sell products and services on behalf of our clients whereby we record revenue equal to the net amount that we earn in the transaction. Gross billings, a measurement of the total volume of products and services billed by us to our clients’ customers for their products and services, decreased 1.0% to $46.5 million in 2002, from $46.9 million for the same period in 2001. The decrease is primarily due the discontinuance of certain client relationships in 2001, which was partially offset by gross billings from new clients. Gross billings from new clients increased from $2.2 million in 2001 to $21.3 million in 2002.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. In particular, our revenues are not predictable with any significant degree of certainty. In the current economic environment, we have very limited visibility over anticipated revenue trends in future periods.

Gross Profit.    Gross profit decreased 16.0% to $11.0 million for 2002, from $13.1 million for the comparable period in 2001. Gross margin decreased to 28.1% in the most recent period compared to 31.2% during the comparable period of the prior year. The decrease in gross margin was due primarily to a change in the mix of client products and services sold. In 2001, 23.1% of net services revenue was generated through sales of upgrades, new licenses and education, compared with 4.5% in 2002. We expect our gross margins to continue to vary based on the mix of clients and services provided.

Sales and Marketing Expenses.    Sales and marketing expenses decreased 46.1% to $4.8 million for 2002, from $8.9 million for the comparable period of 2001. This decrease was primarily attributable to reductions in compensation and related expenses of $3.7 million and sales commissions of $430,000, both of which were the result of a reduction in headcount resulting from the restructuring activities in late 2001. The average number of sales and marketing employees decreased from 85 employees in 2001 to 49 employees in 2002. In addition to decreased compensation and related expenses, travel expenses decreased as a result of decreased headcount and management’s continued efforts to reduce operating expenses. Sales and marketing expenses in absolute dollars and as a percentage of revenue are expected to continue to fluctuate based on our client mix, our presentation of revenue at the gross amount or net amount, and ongoing cost conservation measures.

Technology Expenses.    Technology expenses decreased 50.0% to $2.6 million for 2002, from $5.2 million for the comparable period in 2001. This decrease was primarily attributable to reductions in consulting expenses of $2.2 million and compensation and related expenses of $827,000, partially offset by increased repairs and maintenance expenses of $517,000. During 2002, management focused on controlling costs, particularly in the areas of consulting fees. In addition, the number of technology employees decreased from an average of 23 employees in 2001 to 16 in 2002. We expect technology expenses to continue to fluctuate in absolute dollars, and as a percentage of revenue, as we continue to balance investment in technology with ongoing efforts to scale our cost structure.

General and Administrative Expenses.    General and administrative expenses decreased 26.3% to $5.9 million for 2002, from $8.0 million in 2001. This decline was due to decreased compensation and related expenses of $681,000, decreased legal and professional fees of $680,000, and decreased rent and facilities-related costs of $811,000. The decrease in legal and professional fees was the result of management’s continued efforts to reduce operating expenses, while the decrease in rent and facilities related costs was the result of our restructuring activities in late 2001. The average number of general and administrative employees decreased from 37 in 2001 to 31 in 2002. We expect general and administrative expenses to continue to fluctuate in absolute dollars and as a percentage of revenue.

Depreciation and Amortization Expenses.    Depreciation and amortization expenses decreased 44.1% to $1.9 million for 2002, from $3.4 million for the comparable period in 2001. This decrease was primarily attributable to reductions in depreciation expense of $1.2 million and a decrease in amortization of stock-based compensation of $344,000. Depreciation expense decreased in connection with lower property and equipment balances in 2002 as compared to 2001 related to the write-off of abandoned property and equipment in 2001 as part of our restructuring activities. In connection with the grant of certain stock options to employees prior to our initial public offering in November 1999, we recorded deferred stock-based compensation for the difference between the exercise prices of those stock options on the date of grant and the deemed fair value for accounting purposes. This amount was amortized on a graded vesting method over the vesting period. We recorded $344,000 in 2001 related to amortization of these options, which was included in depreciation and amortization expense in our financial statements. There was no such expense recorded in 2002, since the deferred stock-based compensation was fully amortized as of December 31, 2001.

Restructuring and Other Related Charges.    During the fourth quarter of 2001, we recorded restructuring and other related charges of $2.4 million, or $0.06 per share, in connection with a restructuring program approved by the Board of Directors. The program resulted in a reduction of 39 positions at all levels throughout Rainmaker, for which the total annual salary at the date of termination was approximately $2.6 million. All affected employees were informed of the reduction and their severance amounts prior to December 31, 2001. The charges consisted of cash severance payments made to severed employees, lease payments related to facilities consolidation, write-offs of abandoned property, equipment and leasehold improvements whose estimated fair market value was zero, and discontinued use of internally developed and licensed software.

As of September 30, 2002, all severance and legal costs related to the restructuring program had been paid and there were no remaining obligations for severance or legal costs related to the restructuring. Due to lower than anticipated severance and legal costs, in the quarter ended September 30, 2002, we recorded recoveries of restructuring and other related charges of $35,000. Additionally, in the quarter ended December 31, 2002, we recorded recoveries of restructuring and other related charges of $205,000 resulting from a reduction in the lease term of an abandoned portion of our corporate facility.

The following table summarizes the activity related to the restructuring liability during 2001 and 2002, respectively (in thousands):

	Employee Severance	Lease Cancellation and Facility Exit Costs	Write-Off of Abandoned Assets	Legal and Other Expenses	Accrued Restructuring Costs and Related Charges
2001:
Reserve established	$158	$1,035	$1,115	$81	$2,389
Utilization of reserve—non-cash	—	—	(1,115)	—	(1,115)
Utilization of reserve—cash payments	(132)	(158)		(63)	(353)

Balance at December 31, 2001	26	877	—	18	921

2002:
Utilization of reserve—cash payments	(1)	(383)	—	(74)	(458)
Adjustment to reserve	6	(66)		60	—
Recovery of excess restructuring reserve	(31)	(205)	—	(4)	(240)

Balance at December 31, 2002	$—	$223		$—	$223

The remaining cash expenditures as of December 31, 2002 related to lease cancellation and facility exit costs will be paid monthly through December 2003.

Interest and Other (Expense) Income, Net.    The components of interest and other (expense) income, net are as follows (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2002	2001	$ Amt	%
Interest income	$122	$550	$(428)	-77.8%
Interest expense	(103)	(162)	(59)	36.4%
Other	(50)	—	50	n/a

	$(31)	$388	$(419)	-108.0%

The decrease in interest income was attributable to lower interest rates throughout 2002. The decrease in interest expense was the result of lower obligations under capital leases as we paid in full certain of our lease obligations, partially offset by interest payments on capital lease and other financing agreements that we entered into in the year ended December 31, 2002.

Income Tax Benefit.    In March 2002, the Internal Revenue Service issued the Job Creation and Worker Assistance Act of 2002 which extended the regular and alternative minimum tax net operating loss carryback period from two years to five years for losses arising in 2001 or 2002 tax years. As a result of this new law, we recorded an income tax benefit of $373,000 during the year ended December 31, 2002, attributable to the recovery of income taxes paid in prior periods. During the year ended December 31, 2001, no income tax benefit was recorded.

Comparison of Years Ended December 31, 2001 and 2000

Net Services Revenue.    Net revenue decreased 29.5% to $41.9 million for 2001 from $59.4 million for the comparable period of 2000. This decrease was primarily due to clients for whom we discontinued marketing and selling of their products and services in 2001 and 2000. Revenues associated with these clients represented $8.6 million of revenue for 2001, as compared to $33.5 million of revenue in the comparable period of 2000. For 2001, revenue from the marketing and selling of products and services sold to customers of continuing clients increased by $7.4 million, as compared to 2000.

Gross billings, a measurement of the total volume of products and services billed by us to our clients’ customers for their products and services, decreased 22.1% to $46.9 million in the year ended December 31, 2001, from $60.2 million for the same period in 2000. The decrease was primarily due the discontinuance of certain client relationships in 2001, which was partially offset by an increase in gross billings from new clients.

Gross Profit.    Gross profit from CRM services decreased 22.5% to $13.1 million for 2001, from $16.9 million for the comparable period in 2000. Gross margin from CRM services increased to 31.2% in the most recent period compared to 28.4% during the comparable period of the prior year. The increase in gross margin was due primarily to a change in the mix of existing clients, resulting from our decision in late 2000 to focus on clients with whom we can maintain profitable business relationships.

Sales and Marketing Expenses.    Sales and marketing expenses decreased 49.7% to $8.9 million for 2001, from $17.7 million for 2000. The decrease was attributable to reductions in compensation and related costs of $4.8 million, sales commissions of $1.6 million, and marketing expenses of $1.0 million, all of which resulted from reduced headcount. The average number of sales and marketing employees decreased from 131 employees in 2000 to 85 employees in 2001.

Technology Expenses.    Technology expenses decreased 40.2% to $5.2 million for 2001, from $8.7 million for 2000. The most significant components of this decrease were in compensation and benefits, which decreased $1.6 million; consulting expenses, which decreased $518,000; recruiting and relocation expenses, which decreased $205,000; and supplies and other expenses, which decreased $372,000, all of which were related to management’s efforts to reduce headcount and to control operating expenses in response to economic conditions. The average number of technology employees decreased from 33 in 2000 to 23 in 2001. In addition, in 2000, technology expenses included charges of $888,000 related to a write-off of internally developed software which was no longer used and had an estimated fair value of zero.

General and Administrative Expenses.    General and administrative expenses decreased 14.0% to $8.0 million for 2001, from $9.3 million for the comparable period of 2000. This decrease was primarily the result of decreased compensation and benefits of $1.0 million and travel and entertainment expenses of $171,000, both of which were the result of lower headcount. In addition, rent expense decreased by $182,000. These decreases were partially offset by higher legal and professional fees, which increased $253,000. The average number of general and administrative employees in 2001 was 37 employees, as compared to an average of 50 employees in 2000. In addition, during the fourth quarter of 2001, in connection with the restructuring of our operations, we recorded a $156,000 charge to write off abandoned assets. There was no such charge recorded in 2000.

Depreciation and Amortization Expenses.    Depreciation and amortization increased 41.3% to $3.4 million in 2001 from $2.4 million in 2000. This increase was due to increased depreciation expense on higher property and equipment balances in 2001 as compared to 2000. This was partially offset by a reduction in amortization of stock-based compensation of $266,000. In connection with the grant of certain stock options to employees prior to our initial public offering in November 1999, we recorded deferred stock-based compensation for the difference between the exercise prices of those stock options on the date of grant and the deemed fair value for accounting purposes. This amount was amortized using a graded vesting method over the vesting period, which results in lower annual compensation expense as the options vest. As of December 31, 2001, all stock-based compensation was fully amortized.

Restructuring and Other Related Charges.    During the second quarter of 2000, we recorded a restructuring charge of $868,000, or $0.02 per share, in connection with a restructuring program approved by the board of directors designed to accelerate a return to profitability. The program resulted in a reduction of 22 positions at all levels throughout Rainmaker. The restructuring charges consisted primarily of $625,000 of cash severance payments made to severed employees and $50,000 of legal and other exit expenses. The restructuring program was completed as of December 31, 2000. The remaining $193,000 of the charge was not used and was reversed in the fourth quarter of 2000.

During the fourth quarter of 2001, we recorded restructuring and other related charges of $2.4 million, or $0.06 per share, in connection with a restructuring program approved by the board of directors. The program resulted in a reduction of 39 positions at all levels throughout Rainmaker whose total annual salary at the date of termination was approximately $2.6 million. All affected employees were informed of the reduction and their severance amounts prior to December 31, 2001. The charges consisted of cash severance payments to be made to severed employees, lease payments related to facilities consolidation, write-offs of abandoned property, equipment and leasehold improvements and whose estimated fair market value was zero, and discontinued use of internally developed and licensed software.

The following table summarizes the activity related to the restructuring liability during the years ended December 31, 2000 and 2001, respectively (in thousands):

	Employee Severance	Lease Cancellation and Facility Exit Costs	Write-Off of Abandoned Assets	Legal and Other Expenses	Accrued Restructuring Costs and Related Charges
2000:
Reserve established	$743	$—	$—	$125	$868
Utilization of reserve—cash payments	(625)	—	—	(50)	(675)
Recovery of excess restructuring reserve	(118)	—	—	(75)	(193)

Balance at December 31, 2000	—	—	—	—	—

2001:
Reserve established	158	1,035	1,115	81	2,389
Utilization of reserve—non-cash	—	—	(1,115)	—	(1,115)
Utilization of reserve—cash payments	(132)	(158)		(63)	(353)

Balance at December 31, 2001	$26	$877	$—	$18	921

Less current portion					552

Accrued restructuring less current portion					$369

Interest and Other Income (Expense), Net.    The components of interest and other income (expense), net are as follows (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)
	2001	2000	$ Amt	%
Interest income	$550	$2,013	$(1,463)	-72.7%
Interest expense	(162)	(257)	(95)	37.0%

	$388	1,756	$(1,368)	-77.9%

The decrease in interest income was due to lower interest rates on lower average invested balances. The decrease in interest expense was due to decreased obligations under capital leases.

Income Tax Expense (Benefit).    We did not record any income tax expense or benefit for 2001 and 2000. The expected benefit derived by applying the federal statutory rate to the operating loss for 2001 and 2000 was not recorded because we had established a full valuation allowance for deferred tax assets due to the uncertainty of future taxable income.

Liquidity and Sources of Capital

Historically, we have funded operations from operating cash flows and net cash proceeds from private placements of preferred stock, and in November 1999, the initial public offering of our common stock. Cash and cash equivalents were $8.1 million at December 31, 2002, as compared to $8.6 million at December 31, 2001. Working capital was $3.3 million and $5.6 million at December 31, 2002 and 2001, respectively. Net accounts receivable increased $824,000 or 17.2% from December 31, 2001 to December 31, 2002, primarily as a result of increased sales in the quarter ended December 31, 2002, as compared to the quarter ended December 31, 2001. Our continued focus on collections has allowed us to maintain our receivables days net sales outstanding at 49 days at December 31, 2002 and 2001. On a gross billings basis, our receivables days outstanding improved from 45 days at December 31, 2001 to 37 days at December 31, 2002.

Cash provided by operating activities during 2002 was $421,000, as compared to cash used by operating activities of $11.2 million and $13.2 million in 2001 and 2000, respectively. Cash provided by operating activities in 2002 resulted from an increase in accounts payable of $3.0 million and decrease in prepaids and other current assets of $1.0 million, which more than offset our net loss adjusted for non-cash items of $1.9 million and decreases in accrued liabilities and restructuring of $849,000. Net cash used for 2001 was primarily due to a net loss of $14.4 million, after adjusting for non-cash charges of depreciation and amortization of $3.4 million and restructuring charges of $1.1 million, offset by changes in our operating assets and liabilities of $1.3 million. Changes in our operating assets and liabilities resulted primarily from increases in accounts receivable, inventory, prepaid expenses and other assets, partially offset by increases in our current liabilities. Excluding restructuring activities, cash used by operations was approximately $8.8 million. In 2000, cash used in operating activities was due to a net loss of $20.2 million adjusted for non-cash items of $3.9 million, offset by changes in operating assets and liabilities of $3.0 million.

Cash used in investing activities was $65,000, $831,000 and $3.7 million in 2002, 2001 and 2000, respectively. The decrease in cash used in investing activities was due to decreased capital expenditures in 2001 and 2002. During 2000, we made significant capital expenditures relating primarily to computers and software, including our ERP and other infrastructure-related items. During 2001 and 2002, we made significantly less capital expenditures in connection with management’s focus on cost and cash conservation efforts.

Cash used in financing activities was $834,000, $2.2 million and $1.3 million in 2002, 2001 and 2000, respectively. During each of 2001 and 2000, we repurchased shares of our common stock for $1.2 million. In 2002, we repurchased shares of our common stock for $3,000. Repayments of capital lease and other financing agreements were $903,000, $1.2 million and $959,000 in 2002, 2001 and 2000, respectively. Cash used to repurchase common stock and repay capital lease and debt obligations was offset by proceeds from the issuance of common stock to employees resulting from stock option exercises and purchases under the employee stock purchase plan of $72,000, $157,000 and $817,000 in 2002, 2001, and 2000, respectively.

Our principal source of liquidity as of December 31, 2002 consisted of $8.1 million of cash and cash equivalents. We anticipate that our existing capital resources and cash flow expected to be generated from future operations will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months.

Off-Balance Sheet Arrangements

Leases

As of December 31, 2002, our off-balance sheet arrangements include operating leases of our facility and certain property and equipment that expire at various dates through 2007. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and cash flow related to purchasing the assets. During 2002, we recorded rent expense related to these leases of $502,000.

Guarantees

In addition to operating leases, at December 31, 2002 we had three separate letters of credit, which secure amounts owed under capital lease and other financing obligations. The letters of credit have terms that expire at various dates ranging from July 2003 to February 2004. The letters of credit provide for the payment of the obligations which the letters of credit secure in the event that we do not make such payments. The amounts secured under the letters of credit decline over time in accordance with the remaining balance payable under the financing they secure. At December 31, 2002, these letters of credit had an aggregate current value of $961,000.

In January 2003, the aggregate current value of these letters of credit decreased in accordance with their terms to $908,000. In February 2003, we entered into a letter of credit agreement, which secures amounts owed under a capital lease. The letter of credit has a maximum amount of $186,000 and has an initial expiration date of March 31, 2004. The letter of credit will automatically renew for a period of six months beginning on March 31, 2004, if we do not provide notification to the bank that the letter of credit is not to be renewed. In any event, the letter of credit will expire no later than September 30, 2004.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of December 31, 2002.

Contractual Obligations

Capital Leases

We lease certain property under capital leases that expire at various dates through 2005. The effective annual interest rates on our capital lease obligations range from 5.3% to 44.0%, with an average of 17.3%. As of December 31, 2002 and 2001, property and equipment included amounts held under capital leases of approximately $2.1 and $2.9 million and related accumulated depreciation of approximately $1.8 and $2.2 million respectively. The capital lease obligations are collateralized by the related leased property and equipment. As part of our restructuring program in 2001, we wrote-off assets with an original cost of $324,000, which had been purchased under a capital lease.

During 2002, we entered into seven separate capital leases for various software, equipment and maintenance services. These leases, of which five have subjective acceleration clauses, have terms ranging from 12 to 36 months. Future minimum payments under these leases are $251,000 in 2003, $62,000 in 2004 and $33,000 in 2005.

Financing Obligations

In November 2002, we entered into a Commercial Insurance Premium Finance and Security Agreement (“Financing Agreement”) to finance certain of our upfront liability insurance premiums in the amount of $822,000. Amounts owed under the Financing Agreement bear interest at an annual rate of 4.7% and principal and interest are payable in monthly installments through October 2003. At December 31, 2002, our liability related to the Financing Agreement was $685,000, all of which will be paid in 2003. The insurance premiums to which this Financing Agreement relates will be amortized over the coverage period.

Future payments under our contracts and obligations at December 31, 2002 are as follows:

	Capital Leases	Financing Obligations	Operating Leases	Total
	(in thousands)
2003	$557	$685	$604	$1,846
2004	74	—	46	120
2005	33	—	36	69
2006	—	—	4	4
2007	—	—	4	4
Thereafter	—	—	—	—

Total	$664	$685	$694	$2,043

Included in future minimum operating lease payments in 2003 is our obligation relating to our corporate facility. The operating lease for our corporate facility expires in December 2003.

Future minimum operating lease payments of $223,000 due in 2003 include amounts related to our abandoned facilities and which were accrued as part of our restructuring program in 2001. Such amount is classified as Accrued Restructuring and Other Related Charges on our balance sheet at December 31, 2002.

In February 2003, we entered into a financing lease for maintenance services in the amount of $172,000 with an effective annual interest rate of 9.4%. The lease is for a period of twelve months and payments are made monthly. Future minimum lease payments in the remainder of 2003 are $166,000 and $15,000 in 2004.

Potential Impact of Inflation

To date, inflation has not had a material impact on our business.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” to be effective for all fiscal years beginning after December 15, 2001. SFAS 142 establishes accounting and reporting standards for goodwill and intangible assets acquired singly, as part of a group, or in a business combination and supersedes APB Opinion No. 17, “Intangible Assets.” The statement requires that goodwill or intangible assets with indefinite lives will no longer be amortized, but should be tested for impairment at least annually, using a two-step approach to assess any impairment to goodwill at the established reporting unit level. We adopted SFAS 142 on January 1, 2002. We have not recorded any goodwill or indefinite lived assets, and accordingly, adoption of SFAS 142 did not have a material impact on our financial position or results of operation.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” and Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.” We adopted SFAS 144 effective January 1, 2002. Adoption of SFAS 144 did not have a material impact on our financial position or results of operations.

In November 2001, the Financial Accounting Standards Board issued a Staff Announcement (the “Announcement”), Topic D-103, which concluded that the reimbursement of “out-of-pocket” expenses should be classified as revenue in the statement of operations. This Announcement should be applied in financial reporting periods beginning after December 15, 2001. Upon application of this Announcement, comparative financial statements for prior periods should be reclassified to comply with the guidance in this Announcement. We previously recorded reimbursement of “out-of-pocket” expenses in costs of services. Effective January 1, 2002, we adopted the Announcement. The adoption did not have a significant impact on our results of operations or on our comparative financial statements for prior periods.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The principle difference between SFAS 146 and EITF 94-3 relates to its requirement for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect adoption of SFAS 146 will have a material impact on our financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. The provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of FIN 45 did not have a material impact on our financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim financial statement disclosure requirements of SFAS 148 are effective for interim periods beginning after December 15, 2002. Adoption of the transition and annual disclosure requirements of SFAS 148 did not have a material impact on our financial position or results of operations. We do not expect adoption of the interim financial statement disclosure provisions of SFAS 148 will have a material impact on our financial statements.

Factors That May Affect Future Results and Market Price of Stock

We have incurred recent losses and expect to incur losses in the future.

We incurred an operating loss of $3.8 million and net loss of $3.5 million for 2002, an operating loss of $14.7 million and net loss of $14.4 million for 2001, and an operating loss of $22.0 million and a net loss of $20.2 million for 2000. We may incur losses in the future, depending on the timing of signing of new clients, impact of new and existing clients, our decisions to further invest in our technology or infrastructure, and our ability to continue to increase our operating efficiencies.

Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client could result in a substantial decrease in our revenue.

We have generated a significant portion of our revenue from a limited number of clients. In 2002, sales to customers of HP, Sybase and Nortel each accounted for more than 10% of our net revenues. In 2001, sales to customers of HP and Sybase each accounted for more than 10% of net revenues. In 2000, sales to Sybase, Parametric Technology Corporation (“Parametric”), The Santa Cruz Operation (“SCO”), and Novell, Inc. (“Novell”) each accounted for more than 10% of our net revenues. For 2002, 2001 and 2000, sales to customers of the previously mentioned clients collectively accounted for 90%, 46%, and 72%, respectively, of net revenues. No individual clients accounted for more than 36%, 25% and 24% of our net revenues in 2002, 2001 and 2000, respectively.

As a percentage of gross billings, HP, Sybase, Nortel and Dell Products, L.P. (“Dell”), each accounted for more than 10% of our gross billings in 2002. In 2001, sales to customers of HP, Sybase, and 3Com Corporation each accounted for more than 10% of our gross billings. In 2000, sales to customers of Sybase, Parametric, SCO and Novell each accounted for more than 10% of our gross billings. For 2002, 2001 and 2000, sales to customers of the previously mentioned clients collectively accounted for 95%, 55% and 72%, respectively, of gross billings. No individual clients accounted for more than 31%, 22% and 24% of our gross billings in 2002, 2001 and 2000, respectively.

We expect that a small number of clients will continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our principal clients could cause a significant decrease in our revenue. In addition, our software and technology clients operate in industries that experience consolidation from time to time, which could reduce the number of our existing and potential clients.

Our revenue will decline if demand for our clients’ products and services decreases.

Our business primarily consists of marketing and selling our clients’ products and services to their customers. In addition, most of our revenue is based on a “pay for performance” model in which our revenues are based on the amount of our clients’ products and services that we sell. Accordingly, if a particular client’s products and services fail to appeal to its customers for reasons beyond our control, such as preference for a competing product or service, our revenue from the sale of the client’s products and services may decline.

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

Terrorist acts and acts of war may harm our business and revenue, costs and expenses, and financial position.

Terrorist acts or acts of war my cause damage to our employees, facilities, clients, our clients’ customers, and vendors, which could significantly impact our revenues, costs and expenses and financial position. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot be presently predicted. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

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

Factors which may cause our future operating results to be below expectations include:

•	the growth of the market for outsourced sales and marketing solutions;

•	the demand for and acceptance of our services;

•	the demand for our clients’ products and services;

•	the length of the sales and integration cycle for our new clients;

•	our ability to expand relationships with existing clients;

•	our ability to develop and implement additional services, products and technologies; and

•	the success of our direct sales force.

The length and unpredictability of the sales and integration cycles for our full solution service offering could cause delays in our revenue growth.

Selection of our services often entails an extended decision-making process on the part of prospective clients. We often must provide a significant level of education regarding the use and benefit of our services, which may delay the evaluation and acceptance process. The selling cycle can extend to approximately nine to twelve months or longer between initial client contact and signing of a contract for our services. Additionally, once our services are selected, the integration of our services often can be a lengthy process which further impacts the timing of revenue. Because we are unable to control many of the factors that will influence our clients’ buying decisions or the integration of our services, the length and unpredictability of the sales and integration cycles make it difficult for us to forecast the growth and timing of our revenue.

If we are unable to attract and retain highly qualified management, sales and technical personnel, the quality of our services may decline, and our ability to execute our growth strategies may be harmed.

Our success depends to a significant extent upon the contributions of our executive officers and key sales and technical personnel and our ability to attract and retain highly qualified sales, technical and managerial personnel. Competition for personnel is intense as these personnel are limited in supply. We have at times experienced difficulty in recruiting qualified personnel, and there can be no assurance that we will not experience difficulties in the future. Any difficulties could limit our future growth. The loss of certain key personnel, particularly Michael Silton, our chairman, president and chief executive officer, and Martin Hernandez, our chief operating officer and chief financial officer could seriously harm our business. We have obtained life insurance policies in the amount of $6.3 million on Michael Silton and $3.0 million on Martin Hernandez.

We have strong competitors and may not be able to compete effectively against them.

Competition in CRM services is intense, and we expect such competition to increase in the future. Our competitors include system integrators, ecommerce solutions providers, and other outsource providers of different components of customer interaction management. We also face competition from internal marketing departments of current and potential clients. Additionally, we may face competition from outsource providers with substantial off-shore facilities which may enable them to compete aggressively with similar service offerings at a substantially lower price. Many of our existing or potential competitors have greater name recognition, longer operating histories, and significantly greater financial, technical and marketing resources, which could further impact our ability to address competitive pressures. Should competitive factors require us to increase spending for, and investment in, client acquisition and retention or for the development of new services, our expenses could increase disproportionately to our revenues. Competitive pressures may also necessitate price reductions and other actions that would likely affect our business adversely. Additionally, there can be no assurances that we will have the resources to maintain a higher level of spending to address changes in the competitive landscape. Failure to maintain or to produce revenue proportionate to any increase in expenses would have a negative impact on our financial results.

The demand for outsourced sales and marketing services is highly uncertain.

Demand and acceptance of our sales and marketing services is dependent upon companies’ willingness to outsource these processes. It is possible that these outsourced solutions may never achieve broad market acceptance. If the market for our services does not grow or grows more slowly than we currently anticipate, our business, financial condition and operating results may be materially adversely affected.

Our success depends on our ability to successfully manage growth.

Any future growth will place additional demands on our managerial, administrative, operational and financial resources. We will need to improve our operational, financial and managerial controls and information systems and procedures and will need to train and manage our overall work force. If we are unable to manage additional growth effectively, our business will be harmed.

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

Any business combinations in which we participate could result in dilution, unfavorable accounting charges and difficulties in successfully managing our business.

As part of our business strategy, we review from time to time business combination prospects that would complement our existing business or enhance our technological capabilities. Future business combinations by us could result in potentially dilutive issuances of equity securities, large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could cause our financial performance to suffer. Furthermore, business combinations entail numerous risks and uncertainties, including:

•	difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the combined companies;

•	diversion of management’s attention from other business concerns;

•	risks of entering geographic and business markets in which we have no or limited prior experience; and

•	potential loss of key employees of acquired organizations.

We cannot be certain that we would be able to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and our failure to do so could limit our future growth. Although we do not currently have any agreement with respect to any material business combinations, we may enter into business combinations with complementary businesses, products or technologies in the future. However, we may not be able to locate suitable business combination opportunities.

We rely heavily on our communications infrastructure, and the failure to invest in or the loss of these systems could disrupt the operation and growth of our business and result in the loss of clients or our clients’ customers.

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

Our operations are housed in a single facility in Scotts Valley, California. We have taken precautions to protect ourselves from events that could interrupt our services, such as off-site storage of computer backup data and a backup power source, but there can be no assurance that an earthquake, fire, flood or other disaster affecting our facility would not disable these operations. Any significant damage to this facility from an earthquake or other disaster could prevent us from operating our business. While we maintain insurance coverage for business interruptions, such coverage does not extend to losses caused by earthquake and such coverage may not be sufficient to cover all possible losses.

If we fail to adequately protect our intellectual property or face a claim of intellectual property infringement by a third party, we may lose our intellectual property rights and be liable for significant damages.

We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our trade secrets, copyrights, trademarks, service marks, trade names or other proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe the intellectual property rights of others, other parties may assert infringement claims against us that we violated their intellectual property rights. These claims, even if not true, could result in significant legal and other costs and may be a distraction to management. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States, so if our business expands into foreign countries, risks associated with protecting our intellectual property will increase. We have applied to register the RAINMAKER SYSTEMS, RAINMAKER (and Design), CONTRACT RENEWALS PLUS, and EDUCATION SALES PLUS service marks in the United States and certain other countries. We have received registrations or have pending applications for the RAINMAKER SYSTEMS service mark in the United States, Canada, Australia, the European Community, Switzerland, Norway and New Zealand; the RAINMAKER (and Design) service mark in the United States and the European Community, the CONTRACT RENEWAL PLUS service mark in the United States, Switzerland, Canada, Norway and the European Community; and the EDUCATION SALES PLUS mark in the United States and Switzerland.

Increased government regulation of the Internet could decrease the demand for our services and increase our cost of doing business.

The increasing popularity and use of the Internet and online services may lead to the adoption of new laws and regulations in the U.S. or elsewhere covering issues such as online privacy, copyright and trademark, sales taxes and fair business practices or which require qualification to do business as a foreign corporation in certain jurisdictions. Increased government regulation, or the application of existing laws to online activities, could inhibit Internet growth. A number of government authorities are increasingly focusing on online privacy issues and the use of personal information. Our business could be adversely affected if new regulations regarding the use of personal information are introduced or if government authorities choose to investigate our privacy practices. In addition, the European Union has adopted directives addressing data privacy that may limit the collection and use of some information regarding Internet users. Such directives may limit our ability to target our clients’ customers or collect and use information. A decline in the growth of the Internet could decrease demand for our services and increase our cost of doing business and otherwise harm our business.

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

Our directors, executive officers and entities affiliated with them together beneficially control approximately 48.3% of our outstanding shares (based on the number of shares outstanding as of February 28, 2003). As a result, any significant combination of those stockholders, acting together, may have the ability to control all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Rainmaker, which, in turn, could depress the market price of our common stock.

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

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and Nasdaq has proposed revisions to its requirements for companies that are Nasdaq-listed. We expect these developments to increase our legal compliance costs. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

We may have difficulty obtaining director and officer liability insurance in acceptable amounts for acceptable rates.

Like most other public companies, we carry insurance protecting our officers and directors and us against claims relating to the conduct of our business. This insurance covers, among other things, the costs incurred by companies and their management to defend against and resolve claims relating to management conduct and results of operations, such as securities class action claims. These claims typically are extremely expensive to defend against and resolve. Hence, as is customary, we purchase and maintain insurance to cover some of these costs. We pay significant premiums to acquire and maintain this insurance, which is provided by third-party insurers. Since 1999, the premiums we have paid for this insurance have increased substantially. One consequence of the current economic downturn and decline in stock prices has been a substantial general increase in the number of securities class actions and similar claims brought against public corporations and their management. Many, if not all, of these actions and claims are, and will likely continue to be, at least partially insured by third-party insurers. Consequently, insurers providing director and officer liability insurance have in recent periods sharply increased the premiums they charge for this insurance, raised retentions (that is, the amount of liability that a company is required to itself pay to defend and resolve a claim before any applicable insurance is provided), and limited the amount of insurance they will provide. Moreover, insurers typically provide only one-year policies. We renewed our director and officer insurance in the fourth quarter of 2002 for a one-year term. In the fourth quarter of 2003, we will be required to do the same. Particularly in the current economic environment, we cannot assure that we will be able to obtain sufficient director and officer liability insurance coverage at acceptable rates and with acceptable deductibles and other limitations. Failure to obtain such insurance could materially harm our financial condition in the event that we are required to defend against and resolve any future securities class actions or other claims made against us or our management. Further, the inability to obtain such insurance in adequate amounts may impair our future ability to retain and recruit qualified officers and directors.

Our business may be subject to additional obligations to collect and remit sales tax and, any successful action by state authorities to collect additional sales tax could adversely harm our business.

We file sales tax returns in certain states within the United States as required by law and certain client contracts for a portion of the outsourced sales and marketing services that we provide. We do not collect sales or other similar taxes in other states and many of the states do not apply sales or similar taxes to the vast majority of the services that we provide. However, one or more states could seek to impose additional sales or use tax collection and record-keeping obligations on us. Any successful action by state authorities to compel us to collect and remit sales tax, either retroactively or prospectively or both, could adversely affect our results of operations and business.

If we fail to meet Nasdaq National Market or the Nasdaq SmallCap Market listing requirements, our common stock will be delisted.

Our common stock was previously listed on the Nasdaq National Market and, effective as of May 30, 2002, is currently listed on the Nasdaq SmallCap Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq SmallCap Market. If we continue to experience losses from our operations, or are unable to raise additional funds or our stock price does not meet minimum standards, we may not be able to maintain the standards for continued listing on the Nasdaq SmallCap Market, which include, among other things, that our stock maintain a minimum closing bid price of at least $1.00 per share (subject to applicable grace and cure periods). If as a result of the application of such listing requirements our common stock is delisted from the Nasdaq SmallCap Market, our stock would become harder to buy and sell. Consequently, if we were removed from the Nasdaq SmallCap Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. As a result, the ability to resell shares of our common stock could be adversely affected.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We currently do not and do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We mitigate default risk by investing in low-risk securities. To minimize our risks, we maintain our portfolio of cash equivalents and short-term investments in a variety of short-term and liquid securities including money market funds, commercial paper, U.S. government and agency securities and municipal bonds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2002, 100% of our portfolio was invested in instruments which mature in less than 90 days. See Note 1 of Notes to Financial Statements.

Due to the short duration and conservative nature of our investment portfolio at December 31, 2002, we do not believe we have a material exposure to interest rate risk.

The interest rates on all of our outstanding capital leases and debt are fixed and therefore not subject to interest rate fluctuations. See Note 5 of Notes to Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Schedules

Page
Financial Statements:
Report of Independent Auditors	36
Financial Statements:
Balance Sheets as of December 31, 2002 and 2001	37
Statements of Operations for the years ended December 31, 2002, 2001, and 2000	38
Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001, and 2000	39
Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000	40
Notes to Financial Statements	41

Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts	62

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Rainmaker Systems, Inc.

We have audited the accompanying balance sheets of Rainmaker Systems, Inc. as of December 31, 2002 and 2001 and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rainmaker Systems, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

San Jose, California

January 17, 2003

RAINMAKER SYSTEMS, INC.

BALANCE SHEETS

	December 31,
	2002	2001
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$8,128	$8,606
Accounts receivable, less allowance for doubtful accounts of $342 in 2002 and $410 in 2001	5,602	4,778
Prepaid expenses and other current assets	1,325	1,167

Total current assets	15,055	14,551
Property and equipment, net	3,544	5,075
Other noncurrent assets	82	284

Total assets	$18,681	$19,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,672	$4,855
Payable to related parties	—	861
Accrued compensation and benefits	881	758
Accrued restructuring and other related charges	223	552
Other accrued liabilities	822	1,213
Obligations under financing arrangements	685	—
Current portion of capital lease obligations	499	713

Total current liabilities	11,782	8,952

Capital lease obligations, less current portion	96	305
Accrued restructuring and other related charges, less current portion	—	369

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 38,831,468 and 38,417,625 issued and outstanding at December 31, 2002 and 2001, respectively	38	38
Additional paid-in capital	56,745	56,676
Accumulated other comprehensive income	—	45
Accumulated deficit	(49,980)	(46,475)

Total stockholders’ equity	6,803	10,284

Total liabilities and stockholders’ equity	$18,681	$19,910

See accompanying notes.

RAINMAKER SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001	2000
	(In thousands, except per share amounts)
Revenue:
Net services revenue	$39,312	$41,868	$59,371
Cost of services revenue	28,264	28,812	42,508

Total gross profit	11,048	13,056	16,863

Operating expenses:
Sales and marketing	4,786	8,862	17,740
Technology	2,586	5,152	8,655
General and administrative	5,857	7,983	9,307
Depreciation and amortization	1,906	3,409	2,448
(Recoveries of) restructuring and other related charges	(240)	2,389	675

Total operating expenses	14,895	27,795	38,825

Operating loss	(3,847)	(14,739)	(21,962)

Interest and other (expense) income, net	(31)	388	1,756
Gain from sale of catalog/distributor	—	—	50

Loss before income taxes	(3,878)	(14,351)	(20,156)

Income tax benefit	(373)	—	—

Net loss	$(3,505)	$(14,351)	$(20,156)

Net loss per common share:
Basic and diluted	$(0.09)	$(0.38)	$(0.52)

Number of shares used in per share computations:
Basic and diluted	38,684	38,010	38,798

See accompanying notes.

RAINMAKER SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Stock Compensation	Accumulated Deficit	Total
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 1999	38,370,955	$38	$58,482	$—	$(1,344)	$(11,968)	$45,208
Exercise of employee stock options	633,202	—	194	—	—	—	194
Issuance of common stock under employee stock purchase plan	228,416	1	622	—	—	—	623
Repurchase of common stock for retirement	(895,669)	(1)	(1,195)	—	—	—	(1,196)
Amortization of deferred stock compensation	—	—	—	—	610	—	610
Cancellation of options with deferred stock compensation charges	—	—	(371)	—	371	—	—
Net loss and comprehensive net loss	—	—	—	—	—	(20,156)	(20,156)

Balance at December 31, 2000	38,336,904	38	57,732	—	(363)	(32,124)	25,283
Exercise of employee stock options	605,922	—	99	—	—	—	99
Issuance of common stock under employee stock purchase plan	112,132	—	58	—	—	—	58
Repurchase of common stock for retirement	(637,333)	—	(1,194)	—	—	—	(1,194)
Amortization of deferred stock compensation	—	—	—	—	344	—	344
Cancellation of options with deferred stock compensation charges	—	—	(19)	—	19	—	—
Components of comprehensive loss:
Net loss	—	—	—	—	—	(14,351)	(14,351)
Unrealized gain on investments	—	—	—	45	—	—	45

Total comprehensive loss	—	—	—	45	—	(14,351)	(14,306)

Balance at December 31, 2001	38,417,625	38	56,676	45		(46,475)	10,284
Exercise of employee stock options	340,981	—	57	—	—	—	57
Issuance of common stock under employee stock purchase plan	74,786	—	15	—	—	—	15
Repurchase of common stock for retirement	(1,924)	—	(3)	—	—	—	(3)
Components of comprehensive loss:
Net loss	—	—	—	—	—	(3,505)	(3,505)
Unrealized loss on investments	—	—	—	(45)	—	—	(45)

Total comprehensive loss	—	—	—	(45)	—	(3,505)	(3,550)

Balance at December 31, 2002	38,831,468	$38	$56,745	$—	$—	$(49,980)	$6,803

See accompanying notes.

RAINMAKER SYSTEMS, INC.

STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Operating activities:
Net loss	$(3,505)	$(14,351)	$(20,156)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,906	3,065	1,838
Amortization of deferred stock compensation	—	344	610
(Recoveries of) restructuring and other related charges	(240)	1,116	675
Gain on sale of catalog/distributor businesses	—	—	(50)
Loss on disposal of property and equipment	50	58	788
Provision (credit) for sales returns and allowances	(68)	(198)	72
Changes in operating assets and liabilities:
Accounts receivable	(756)	3,691	(151)
Inventories	(23)	403	234
Income taxes receivable	(211)	2	1,123
Prepaid expenses and other assets	1,038	780	(1,016)
Accounts payable	3,817	(4,653)	3,052
Accounts payable to related party	(861)	44	(860)
Accrued compensation and related liabilities	123	(1,809)	436
Accrued restructuring and related charges	(458)	921	—
Accrued liabilities	(391)	(635)	204

Net cash provided by (used in) operating activities	421	(11,222)	(13,201)

Investing activities:
Proceeds from sale of catalog/distributor	—	—	800
Purchases of property and equipment	(195)	(831)	(7,167)
Purchases of short-term investments	—	—	(3,001)
Sale of short-term investments	—	—	5,757
Sale of long-term investments	130	—	—
Purchase of long-term investments	—	—	(100)

Net cash used in investing activities	(65)	(831)	(3,711)

Financing activities:
Repurchase of common stock	(3)	(1,194)	(1,196)
Proceeds from issuance of common stock from option exercises	57	99	194
Proceeds from issuance of common stock under ESPP	15	58	623
Repayment of capital lease obligation	(766)	(1,183)	(959)
Repayment of debt obligations	(137)	—	—

Net cash used in financing activities	(834)	(2,220)	(1,338)

Net decrease in cash and cash equivalents	(478)	(14,273)	(18,250)
Cash and cash equivalents at beginning of period	8,606	22,879	41,129

Cash and cash equivalents at end of period	$8,128	$8,606	$22,879

Supplement disclosure of cash paid during the period:
Interest	$92	$162	$257

Income taxes, net of refunds	$—	$—	$(1,123)

Supplemental non-cash investing and financing activities:
Acquisition of assets under capital lease	$223	$—	$1,569

Purchase of prepaid maintenance contracts under capital lease	$120	$—	$—

Insurance premiums financed	$822	$—	$—

See accompanying notes

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Business

Founded in 1991, we are a leading outsource provider of sales and marketing programs. Our cost-effective programs generate service revenue and promote customer retention for our clients. Core services include professional telesales, direct marketing, and hosted ecommerce. Additional services include customer database enhancement, CRM technology integration and order management. These services are available individually or as an integrated solution.

Basis of Presentation

Certain prior year amounts in 2001 and 2000 have been reclassified to conform to 2002 presentation. Such reclassifications had no effect on previously report results of operations, total assets or accumulated deficit.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside of the company, and other relevant facts and circumstances. Actual results could differ from those estimates. Areas that are particularly significant include revenue recognition and presentation policies, valuation of accounts receivable, the assessment of recoverability and measuring impairment of fixed assets, and recognition of restructuring reserves.

Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents generally consist of money market funds, commercial paper, and government bonds. The fair market value of cash equivalents represents the quoted market prices at the balance sheet dates and approximate their carrying value.

We classify our marketable securities as available-for-sale. Available-for-sale securities are stated at fair market value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (expense). The cost of securities sold is based upon the specific identification method. Realized gains and losses and declines in value judged to be other than temporary are included in interest and other (expense) income, net.

Premiums and discounts are amortized over the period from acquisition to maturity and are included in interest and other income (expense), net, along with interest and dividends.

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following is a summary of our cash, cash equivalents and marketable securities at December 31, 2002 and 2001, respectively (in thousands):

	December 31,
	2002	2001
Cash and cash equivalents:
Cash	$1,038	$1,712
Certificates of deposit	961	552
Money market funds	6,129	4,342
Municipal bonds	—	2,000

Total cash and cash equivalents	$8,128	$8,606

Short-term investments:
Corporate equity securities	$15	$145

During April 2000, we acquired 8,320 shares of Series B preferred stock in a nonpublic company for a cost of $100,000 and classified the investment in noncurrent assets. In December 2001, this nonpublic company was acquired by a public company, whereby the Series B preferred stock converted to 8,807 shares of the public company’s common stock. As of December 31, 2001, these publicly held shares traded at a price of $16.45 per common share, resulting in a fair value of $145,000, which was classified as a short-term investment on our balance sheet as of December 31, 2001. During the year ended December 31, 2002, we sold 7,611 shares of the public company’s common stock for gross proceeds of $130,000. As of December 31, 2002, we held 1,196 shares of the public company’s common stock that had a fair value of $15,000. This investment is classified in other current assets in our balance sheet as of December 31, 2002.

Allowance for Doubtful Accounts

We maintain a reserve for potentially uncollectible accounts receivable based on our assessment of collectibility. We assess collectibility based on a number of factors, including past history, the number of days an amount is past due (based on invoice due date), credit ratings of our client’s customers, current events and circumstances regarding the business of our client’s customers and other factors that we believe are relevant. Charges for uncollectible accounts are included as a component of operating expenses in our statement of operations. At December 31, 2002 and 2001, our reserve for potentially uncollectible accounts was $342,000 and $410,000, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is recorded using the straight-line method over the assets’ estimated useful lives, ranging from two to seven years. Amortization of leasehold improvements is recorded using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Amortization of fixed assets under capital leases is included in depreciation expense.

We expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development, and the payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal use computer software, are capitalized. Capitalized costs are amortized using the straight-line method over the term

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

of related client agreement, if such development relates to a specific outsource client, or the software’s estimated useful life, ranging from two to five years. Capitalized internal use software and website development costs are included in property and equipment in the accompanying balance sheets.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset or group of assets is determined to be impaired if the estimated future undiscounted cash flows attributable to the asset or group of assets are less than their carrying value. If impairment exists, it is measured as the difference between the carrying value of the asset or group of assets and their estimated fair values. Fair value is determined by third party valuations, discounted cash flow analyses, or other generally accepted methods. During the year ended December 31, 2001, we recorded a charge of $1.1 million related to the write-off of abandoned property and equipment that had no estimated fair value. See Note 4.

Revenue Recognition and Presentation

Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the client’s customer is received; the service contract or maintenance agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain unfulfilled. Revenue from product sales is recognized at the time of shipment of the product directly to the client’s customer. Revenue from services we perform is recognized as the services are accepted. Revenue from fee-based activities is recognized once these services have been delivered. A substantial amount of our sales transactions are reported based on the gross amount we bill to our clients’ customers for products and services, since we take title and assume risk of loss for products and service contracts sold, we can sell the products or service contracts at prices we determine, and we assume the full credit risk for the products and service contracts. However, we also sell products and services on behalf of our clients whereby, based on the evaluation of the specific facts and circumstances, we record revenue equal to the net amount we earn in the transaction.

We adopted Staff Accounting Bulletin No. 101 “Revenue Recognition” (“SAB 101”) in the fourth quarter of 2000, retroactive to January 1, 2000. The adoption of SAB 101 did not have a material impact on our revenue or results of operations.

Concurrent with the adoption of SAB 101, we also adopted the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). EITF 99-19 interprets SAB 101 and addresses when a company should report revenue as the gross amount billed to our client’s customer versus the net amount earned by the company in the transaction. Specific indicators should be used by companies to determine if it is more appropriate for them to record revenues at the gross amount versus the net amount. These indicators include, but are not limited to, 1) whether the vendor is the primary obligor in the transaction, 2) whether the vendor assumes general inventory risk, 3) whether the vendor has latitude for setting the pricing for the goods or services it sells to its customers, and 4) whether the vendor bears the credit risk in the transaction. Absence of these indicators might indicate that revenue should be recorded at the net amount earned in the transaction. We believe our current revenue reporting practices are consistent with the revenue reporting criteria established in EITF 99-19. The adoption of EITF 99-19 did not have a material impact on our reported revenues.

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table reconciles our net services revenue and our gross billings for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Year Ended December 31,
	2002	2001	2000
Net services revenue	$39,312	$41,868	$59,371
Difference between the amount invoiced to our clients’ customers and amount reported as net services revenue	7,174	5,047	876

Gross billings	$46,486	$46,915	$60,247

Cost of Revenue

Cost of revenue consists of the cost of products and service arrangements sold to our clients’ customers, costs of designing, producing and delivering marketing services, and salaries and other personnel expenses related to fee-based activities. Cost of revenue also includes the cost of inbound and outbound shipping, net of amounts recovered from our client’s customers.

Advertising

We expense the production costs of advertising as incurred, except for direct response advertising, which we capitalize. Direct response advertising consists primarily of the costs to produce emails, faxes and mailings. The capitalized production costs are amortized over the three-month period following the advertising campaign.

At December 31, 2002 and 2001, there were no deferred advertising costs. In the years ended December 31, 2002, 2001, and 2000, we received an aggregate of $443,000, $1.3 million and $1.7 million, respectively, from our clients for advertising services and reimbursement of advertising expenses. Total advertising expenses incurred in the years ended December 31, 2002, 2001, and 2000 were $464,000, $687,000 and $2.2 million, respectively.

Income Taxes

We account for income taxes using the liability method. Deferred tax assets and liabilities are established for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At December 31, 2002 and 2001, we had deferred tax assets of $16.0 and $13.8 million, respectively, that were fully reserved and therefore are not recorded on our balance sheet as an asset.

Comprehensive Loss

Comprehensive loss consists of net loss adjusted for the effect of unrealized holding gains or losses on available-for-sale securities. For the years ended December 31, 2002 and 2001, the unrealized holding (loss) gain on investments was approximately $(45,000) and $45,000, respectively. Comprehensive loss for the years ended December 31, 2002 and 2001 was $3.6 million and $14.3 million, respectively. For the year ended December 31, 2000, comprehensive loss approximated net loss.

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

As of December 31, 2002, we had two stock-based employee compensation plans, which are more fully described in Note 8. We account for our stock-based awards to employees in accordance with the intrinsic value method and disclose the pro forma effect on operations of using the fair value method of valuing these awards. The fair value of these awards is calculated using the Black-Scholes option pricing model, which requires that we estimate the volatility of our stock, an appropriate risk-free interest rate, and our dividend yield. The calculation of fair value is highly sensitive to the expected life of the stock-based award and the volatility of our stock, both of which we estimate based primarily on historical experience.

For the years ended December 31, 2002, 2001 and 2000, we recorded zero, $344,000 and $610,000 in stock-based compensation related to stock options granted to employees for which the exercise price was less than the deemed fair value on the date of grant. Amortization of stock-based compensation is recorded using the graded vesting method.

Had we recognized compensation expense for the grant date fair value of stock-based awards granted to employees and non-employee members of our Board of Directors, our net loss and net loss per share would have increased to the pro forma amounts below (in thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000
Net loss as reported	$(3,505)	$(14,351)	$(20,156)
Total stock-based employee compensation expense determined under the fair value method	(696)	(2,194)	(3,108)

Pro forma net loss	$(4,201)	$(16,545)	(23,264)

Basic and diluted net loss per share as reported	$(0.09)	$(0.38)	$(0.52)

Basic and diluted net loss per share pro forma	$(0.11)	$(0.44)	$(0.60)

For pro forma purposes, the estimated fair value of our stock-based grants is amortized using the graded method over the options’ vesting period for stock options granted under the 1999 Stock Incentive Plan and the purchase period for stock purchases under the employee stock purchase plan. See Note 8 for assumptions used in estimating the fair value of our stock-based grants.

Concentrations of Credit Risk and Credit Evaluations

Our financial instruments that expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

We place our cash and cash equivalents in a variety of financial institutions and limit the amount of credit exposure through diversification and by investing only high-grade government and commercial issuers.

We sell our clients’ products and services primarily to business end users and, in most transactions, assume full credit risk on the sale. Credit is extended based on an evaluation of the financial condition of our client’s customer, and collateral is generally not required. Credit losses have not traditionally been material, and such losses have been within management’s expectations.

We enter into contracts with our clients to market and sell our clients’ products and services. As a result, we primarily earn revenue from sales to the client’s customer, not the client itself. We generated a significant portion

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

of our net revenues from the marketing and selling of products and services for a small number of clients. In 2002, sales to customers of three individual clients accounted for 36%, 33% and 21% of our net revenues. In 2001, sales to customers of two individual clients accounted for 25% and 21% of our net revenues. In 2000, sales to customers of four individual clients accounted for 24%, 19%, 17% and 12% of our net revenues.

No individual client’s customer accounted for 10% or more of our revenues in any period presented.

We have a outsource services agreements with our clients that expire at various dates ranging from July 2003 to January 2005. Many of our client agreements contain automatic renewal clauses. These clients may, however, terminate their contracts for cause in accordance with the provisions of each contract. In most cases, a client must provide us with advance written notice of its intention to terminate.

Fair Value of Financial Instruments

The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. The fair value for our investments in marketable debt and equity securities is estimated based on quoted market prices. The carrying value of those securities, as of each period presented approximates their fair value.

The fair value of short-term and long-term capital lease and debt obligations is estimated based on current interest rates available to us for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations, as of each period presented approximate their respective fair values.

Segment Reporting

We operate in one market segment, the sale and marketing of technology companies’ products and services to their customers. We primarily operate in one geographical segment, North America. Substantially all of our sales are made to our client’s customers in the United States.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” to be effective for all fiscal years beginning after December 15, 2001. SFAS 142 establishes accounting and reporting standards for goodwill and intangible assets acquired singly, as part of a group, or in a business combination and supersedes APB Opinion No. 17, “Intangible Assets.” The statement requires that goodwill or intangible assets with indefinite lives will no longer be amortized, but should be tested for impairment at least annually, using a two-step approach to assess any impairment to goodwill at the established reporting unit level. We adopted SFAS 142 on January 1, 2002. We have not recorded any goodwill or indefinite lived assets, and accordingly, adoption of SFAS 142 did not have a material impact on our financial position or results of operation.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” and Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.” We adopted SFAS 144 effective January 1, 2002. Adoption of SFAS 144 did not have a material impact on our financial position or results of operations.

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In November 2001, the Financial Accounting Standards Board issued a Staff Announcement (the “Announcement”), Topic D-103, which concluded that the reimbursement of “out-of-pocket” expenses should be classified as revenue in the statement of operations. This Announcement should be applied in financial reporting periods beginning after December 15, 2001. Upon application of this Announcement, comparative financial statements for prior periods should be reclassified to comply with the guidance in this Announcement. We previously recorded reimbursement of “out-of-pocket” expenses in costs of services. Effective January 1, 2002, we adopted the Announcement. The adoption did not have a significant impact on our results of operations or on our comparative financial statements for prior periods.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The principle difference between SFAS 146 and EITF 94-3 relates to its requirement for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect adoption of SFAS 146 will have a material impact on our financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. The provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of FIN 45 did not have a material impact on our financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim financial statement disclosure requirements of SFAS 148 are effective for interim periods beginning after December 15, 2002. Adoption of the transition and annual disclosure requirements of SFAS 148 did not have a material impact on our financial position or results of operations. We do not expect adoption of the interim financial statement disclosure provisions of SFAS 148 will have a material impact on our financial statements.

2.  Net Loss Per Share

Basic earnings per common share is computed using the weighted-average number of shares of common stock outstanding during the year, less shares subject to repurchase. Diluted earnings per common share also gives effect, as applicable, to the potential dilutive effect of outstanding stock options, using the treasury stock method, and convertible securities, using the if converted method, as of the beginning of the period presented or the original issuance date, if later.

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000
Basic and diluted:
Net loss	$(3,505)	$(14,351)	$(20,156)

Weighted-average common shares	38,685	38,015	38,810
Less: weighted-average shares subject to repurchase	(1)	(5)	(12)

Weighted-average common shares outstanding—basic and diluted	38,684	38,010	38,798

Net loss per share—basic and diluted	$(0.09)	$(0.38)	$(0.52)

Options to purchase 4,390,400, 4,349,419 and 5,905,972 shares of common stock were outstanding at December 31, 2002, 2001 and 2000, respectively, and were not included in the diluted net loss per share computation, as the effect of including such shares would be antidilutive because of the net loss recorded in each period.

3.  Balance Sheet Components (in thousands)

	December 31,
	2002	2001
Prepaid expenses and other current assets:
Prepaid insurance	$760	$668
Prepaid support and maintenance contracts	98	214
Income tax receivable	211	—
Other prepaid expenses and other current assets	256	285

	$1,325	$1,167

Property and equipment:
Computer equipment	$5,829	$5,762
Capitalized software and development	6,336	5,993
Furniture and fixtures	512	547
Leasehold improvements	364	364

	13,041	12,666
Accumulated depreciation and amortization	(9,497)	(7,591)

	$3,544	$5,075

4.  Accrued Restructuring and Other Related Charges

During the second quarter of 2000, we recorded a restructuring charge of $868,000, or $0.02 per share, in connection with a restructuring program approved by the board of directors designed to accelerate a return to profitability. The program resulted in a reduction of 22 positions at all levels throughout Rainmaker. The restructuring charges consisted primarily of $625,000 of cash severance payments made to severed employees and $50,000 of legal and other exit expenses. The restructuring program was completed as of December 31, 2000. The remaining $193,000 of the charge was not used and was reversed in the fourth quarter of 2000.

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of 2001, we recorded restructuring and other related charges of $2.4 million, or $0.06 per share in connection with a restructuring program approved by the board of directors. This resulted in a reduction of 39 positions at all levels throughout Rainmaker whose total annual salary at the date of termination was approximately $2.6 million. All affected employees were informed of the reduction and their severance amounts prior to December 31, 2001. The charges consisted of cash severance payments made to severed employees, lease payments related to facilities consolidation, write-offs of abandoned property, equipment and leasehold improvements whose estimated fair market value was zero, and discontinued use of internally developed and licensed software.

As of September 30, 2002, all severance and legal costs related to the restructuring program had been paid and there were no remaining obligations for severance or legal costs related to the restructuring. Due to lower than anticipated severance and legal costs, in the quarter ended September 30, 2002, we recorded recoveries of restructuring and other related charges of $35,000. Additionally, in the quarter ended December 31, 2002, we recorded recoveries of restructuring and other related charges of $205,000 resulting from a reduction in the lease term of our unoccupied facility.

The following table summarizes the activity related to the restructuring liability during the years ended December 31, 2000, 2001, and 2002, respectively (in thousands):

	Employee Severance	Lease Cancellation and Facility Exit Costs	Write-Off of Abandoned Assets	Legal and Other Expenses	Accrued Restructuring Costs and Related Charges
2000:
Reserve established	$743	$—	$—	$125	$868
Utilization of reserve—cash payments	(625)	—	—	(50)	(675)
Recovery of excess restructuring reserve	(118)	—	—	(75)	(193)

Balance at December 31, 2000	—	—	—	—	—

2001:
Reserve established	158	1,035	1,115	81	2,389
Utilization of reserve—non-cash	—	—	(1,115)	—	(1,115)
Utilization of reserve—cash payments	(132)	(158)		(63)	(353)

Balance at December 31, 2001	26	877	—	18	921

2002:
Utilization of reserve—cash payments	(1)	(383)	—	(74)	(458)
Adjustment to reserve	6	(66)		60	—
Recovery of excess restructuring reserve	(31)	(205)	—	(4)	(240)

Balance at December 31, 2002	$—	$223		$—	$223

The remaining cash expenditures as of December 31, 2002 related to lease cancellation and facility exit costs will be paid monthly through December 2003.

5.  Capital Lease and Financing Obligations, and Guarantees

Capital Leases

We lease certain property under capital leases that expire at various dates through 2005. The effective annual interest rates on our capital lease obligations range from 5.3% to 44.0%, with an average of 17.3%. As of

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001, property and equipment included amounts held under capital leases of approximately $2.1 and $2.9 million and related accumulated depreciation of approximately $1.8 and $2.2 million respectively. The capital lease obligations are collateralized by the related leased property and equipment. As part of our restructuring program in 2001, we wrote-off assets with an original cost of $324,000, which had been purchased under a capital lease.

During 2002, we entered into seven separate capital leases for various software, equipment and maintenance services. These leases, of which five have subjective acceleration clauses, have terms ranging from 12 to 36 months. Future minimum payments under these leases are $251,000 in 2003, $62,000 in 2004 and $33,000 in 2005.

Future minimum lease payments due under our capital leases are as follows (in thousands):

2003	$557
2004	74
2005	33
2006 and thereafter	—

Total minimum lease payments	664
Less amount representing interest	(69)

Present value of minimum lease payments	595
Less current portion	(499)

Long-term portion	$96

Future minimum lease payments due in 2003 includes amounts related assets with an original cost of $324,000 which were written-off as part of our restructuring activities during the year ended December 31, 2001.

Financing Obligations

In November 2002, we entered into a Commercial Insurance Premium Finance and Security Agreement (“Financing Agreement”) to finance certain of our liability insurance premiums in the amount of $822,000. Amounts owed under the Financing Agreement bear interest at an annual rate of 4.7% and principal and interest are payable in monthly installments of $70,000, through October 2003. At December 31, 2002, our liability related to the Financing Agreement was $685,000, all of which will be paid in 2003.

Guarantees

As security for four of the capital leases entered into in 2002, in June 2002 and September 2002, we entered into two separate letters of credit in the original amounts of $89,000 and $124,000, respectively. These letters of credit will decline over time, in accordance with the remaining balance payable under the financing which they secure. As of December 31, 2002, these letters of credit have current values of $67,000 and $124,000, respectively. On January 2, 2003, the current value of the June 2002 letter of credit was reduced from $67,000 to $45,000. On January 1, 2003, the current value of the September 2002 letter of credit was reduced from $124,000 to $93,000.

In December 2002, we entered into a letter of credit in the original amount of $770,000 as security for our liability under the Financing Agreement. The letter of credit will decline over time in accordance with the remaining balance payable under the Financing Agreement. At December 31, 2002, the letter of credit had a current value of $770,000.

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of December 31, 2002.

6.  Commitments

We lease our facility and certain property and equipment under operating leases that expire at various dates through 2007. The operating lease for our corporate facility expires in December 2003. Future minimum lease payments under non-cancelable operating lease agreements are as follows (in thousands):

2003	$604
2004	46
2005	36
2006	4
2007	4
Thereafter	—

$694

Rent expense under operating lease agreements during the years ended December 31, 2002, 2001 and 2000 was $502,000, $1,023,000 and $1,238,000, respectively. Included in the future minimum lease payments in 2003 are $223,000 of operating lease payments related to our unoccupied facility where were accrued as part of our restructuring program in 2001. Such amount is classified as Accrued Restructuring and Other Related Charges on our balance sheet at December 31, 2002.

7.  Income Taxes

The federal and state income tax benefit for the years ended December 31, 2002, 2001, and 2000 consists of the following (in thousands):

December 31,
	2002	2001	2000
Current:
Federal	$(373)	$—	$—
State	—	—	—

	(373)	—	—
Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

	$(373)	$—	$—

In March 2002, the Internal Revenue Service issued the Job Creation and Worker Assistance Act of 2002 which extended the regular and alternative minimum tax net operating loss carryback period from two years to

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

five years for losses arising in 2001 or 2002 tax years. As a result of this new law, we recorded an income tax benefit of $373,000 during the year ended December 31, 2002, attributable to the recovery of income taxes paid in prior periods.

A reconciliation of taxes computed at the statutory federal income tax rate to income tax benefit follows (in thousands):

	December 31,
	2002	2001	2000
Benefit computed at federal statutory rate	$(1,319)	$(4,879)	$(6,853)
Unbenefited losses	937	4,755	6,744
Other	9	124	109

	$(373)	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the value of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets as of December 31, 2002 and 2001 are as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$14,666	$12,273
Book over tax depreciation	803	841
Accrued reserved and other	482	731

Total deferred tax assets	15,951	13,845
Valuation allowance	(15,951)	(13,845)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, deferred tax assets have been offset by a valuation allowance to reflect these uncertainties. The valuation allowance for deferred tax assets increased approximately $2.1 million, $5.4 million and $6.7 million during the years ended December 31, 2002, 2001 and 2000, respectively.

As of December 31, 2002, we had net operating loss carryforwards for federal and state tax purposes of approximately $39.0 million and $23.0 million. As of December 31, 2001, we had net operating loss carryforwards for federal and state tax purposes of approximately $33.0 million and $19.0 million. The federal and state net operating loss carryforwards will expire at various dates beginning in 2004 through 2022, if not utilized.

Utilization of our net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

8.  Stockholders’ Equity

Preferred Stock

We have 20,000,000 shares of preferred stock authorized The board of directors has the authority to issue the preferred stock and to fix or alter the rights, privileges, preferences and restrictions related to the preferred

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

stock, and the number of shares constituting any such series or designation. No shares of preferred stock were outstanding at December 31, 2002 and 2001.

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

On July 25, 2002, pursuant to the voluntary stock option exchange program, each participating employee received, for each option included in the exchange, a one-for-one replacement option. Under the exchange program, we issued approximately 2.4 million shares of replacement options. The exercise price of each replacement option was $0.23, equal to the closing selling price per share of our common stock on the trading day immediately before day of grant, which was the highest of (i) the closing selling price per share of our common stock on the trading day immediately before the day of grant, (ii) the average of the high and low per share sales price on day of grant or (iii) the closing selling price per share on the day of grant, as quoted on Nasdaq. The replacement options have terms and conditions that are substantially the same as those of the canceled options. The exchange program did not result in any compensation charges.

Stock Repurchases

During the years ended December 31, 2002, 2001 and 2000, we repurchased and retired 1,924, 637,000 and 896,000 shares of our common stock, respectively, for total consideration of $3,000, $1.2 million and $1.2 million, respectively. At December 31, 2002, there were 212 shares of common stock outstanding subject to repurchase.

Stock Option Plan

In 1999, the board of directors adopted and the shareholders approved the 1999 Stock Incentive Plan (the “1999 Plan”). The 1999 Plan provides for the issuance of incentive stock options or nonqualified stock options to employees, consultants and non-employee members of the board of directors, and issuance of shares of common stock for purchase or as a bonus for services rendered. Options granted under the 1999 Plan are priced at not less than 100% of the fair value of the common stock on the date of grant and have a maximum term of ten years from the date of grant. In the case of incentive stock options granted to employees who own 10% or more of our outstanding common stock, the exercise price may not be less than 110% of the fair value of the common stock on the date of grant and such options will have a maximum term of five years from the date of grant. Options granted to employees and consultants become exercisable and vest in one or more installments over varying periods ranging up to five years as specified by the board of directors. Unexercised options expire upon, or within, six months of termination of employment, depending on the circumstances surrounding termination.

The 1999 Plan provides for a fixed issuance amount to non-employee members of the board of directors at prices not less than 100% of the fair value of the common stock on the date of grant and a maximum term of ten years from the date of grant. Generally, options granted to non-employee members of the board of directors are

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

immediately exercisable and vest in two or more installments over periods ranging from twelve to twenty-four months from the date of grant. Unvested options expire twelve months from the date termination of service as a non-employee member of the board of directors.

The number of shares authorized for grant under the 1999 Plan automatically increases annually on the first trading date of January by an amount equal to the lesser of 4% of our outstanding common stock at December 31 or 3,000,000 shares. On January 2, 2002, the number of shares authorized under the 1999 Plan was increased by 1,536,705 shares, bringing the total authorized shares under the 1999 Plan to 13,118,174. At December 31, 2002 5,881,917 shares were available for future grant under the 1999 Plan. On January 2, 2003, the number of shares authorized for grant under the 1999 Plan increased to 14,671,433 shares.

During the years ended December 31, 2002, 2001 and 2000 there were no options granted outside of the 1999 Plan. A summary of activity under the 1999 Plan is as follows:

	Options Outstanding	Weighted Average Price Per Share
Balance at December 31, 1999	4,375,221	$2.68
Granted	3,475,963	$3.80
Excercised	(633,202)	$0.29
Canceled	(1,312,010)	$4.35

Balance at December 31, 2000	5,905,972	$3.25
Granted	1,894,542	$1.11
Excercised	(605,922)	$0.16
Canceled	(2,845,173)	$4.02

Balance at December 31, 2001	4,349,419	$2.29
Granted	4,239,990	$0.30
Excercised	(340,981)	$0.17
Canceled	(3,858,028)	$2.32

Balance at December 31, 2002	4,390,400	$0.51

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding as of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
		(years)
$0.06 - $0.22	111,440	9.39	$0.22	10,838	$0.21
$0.23	2,168,842	8.21	$0.23	994,032	$0.23
$0.26 - $0.27	21,550	8.94	$0.26	3,032	$0.26
$0.28	452,000	9.03	$0.28	—	$0.00
$0.30 - $0.32	509,600	7.06	$0.31	206,000	$0.32
$0.33 - $0.76	658,973	9.23	$0.55	152,640	$0.48
$0.81 - $0.90	456,395	7.89	$1.95	316,097	$2.09
$10.06	5,300	7.22	$10.06	3,643	$10.06
$16.25	1,300	7.05	$16.63	954	$16.63
$21.13	5,000	6.97	$21.13	3,854	$21.13

$0.06 - $21.13	4,390,400	8.31	$0.51	1,691,090	$0.69

In connection with the grant of certain options to employees during the year ended December 31, 1999, we recorded deferred compensation expense of approximately $2.0 million based on the difference between the exercise prices of those options at their respective grant dates and the deemed fair value for accounting purposes of the shares of common stock subject to such options. This amount was included as a reduction of stockholders’ equity and was amortized on the graded vesting method over the vesting period of the options. Compensation expense of $344,000 and $610,000 recognized during the years ended December 31, 2001 and 2000, respectively, relates to options awarded to employees in all operating expense categories and has been recorded in depreciation and amortization expenses in the accompanying statements of operations. As of December 31, 2001, there was no remaining balance to be amortized.

Employee Stock Purchase Plan

In 1999, our board of directors adopted and our shareholders approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan is available for all full-time employees possessing less than 5% of combined voting power on all outstanding classes of stock. The Purchase Plan provides for the issuance of common stock at a purchase price of 85% of the fair value of the common stock at the beginning or end of the offering period, whichever is lower. Purchase of shares is made through employee payroll deductions and may not exceed 15% of an employee’s total compensation. Unless terminated earlier at the discretion of our board of directors, the Purchase Plan terminates on the earlier of the last business day in October 2009, the date on which all shares available for issuance have been sold o the date on which all purchase rights are exercised in connection with a change in control. The number of shares available for future issuance under the Purchase Plan automatically increases annually on the first trading day of January by an amount equal to the lesser of 1% of our outstanding common stock at the end of the calendar year, or 400,000 shares.

On January 2, 2002, the total shares authorized under the Purchase Plan increased by 384,176 to 1,776,384. As of December 31, 2002, a total of 415,334 shares had been issued under the Purchase Plan and 1,361,050 were available for future issuance. On January 2, 2003, the total shares authorized under the Purchase Plan increased to 2,164,699.

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock Based Compensation

We generally do not recognize compensation expense with respect to employee and non-employee member of the Board of Directors stock option grants. Had we recognized compensation for the grant date fair value of stock option grants, our net loss would have been revised to the pro forma amounts below (in thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000
As reported:
Net loss	$(3,505)	$(14,351)	$(20,156)

Basic and diluted net loss per share	$(0.09)	$(0.38)	$(0.52)

Pro forma:
Net loss	$(4,201)	$(16,545)	$(23,264)

Basic and diluted net loss per share	$(0.11)	$(0.44)	$(0.60)

For pro forma purposes, the estimated fair value of our stock-based grants is amortized using the graded method over the vesting period for stock options granted under the 1999 Plan and the purchase period for stock purchases under the Purchase Plan.

The pro forma net loss is computed using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that do not have specific vesting schedules and are ordinarily transferable. The Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility and estimated time to exercise, which can significantly impact the fair value on the grant date. As a result, the pro forma disclosures are not necessarily indicative of pro forma effects on reported financial results for future years.

The fair value of our stock-based grants was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options			Purchase Plan
	2002	2001	2000	2002	2001	2000
Expected life in years	4	4	4	0.5	0.5	0.5
Volatility	2.49	4.87	1.68	1.35	1.68	1.67
Risk-free interest rate	3.5%	5.2%	5.4%	1.7%	4.4%	5.4%

The weighted-average fair value of stock options granted in the years ended December 31, 2002, 2001 and 2000 was $0.28, $1.11 and $3.47 per share, respectively. The weighted-average fair value of options granted during the year ended December 31, 2002 with an exercise price below the deemed fair value of our common stock on the date of grant was $0.21 per share. The weighted-average fair value of the option element of the employee stock purchase plan stock granted in the years ended December 31, 2002, 2001 and 2000 was $0.16, $0.78 and $2.58 per share, respectively.

9.  Related Party Transactions

During 2001 and the six month period ending June 30, 2002, we purchased inventories and service agreements from a client who had a board member that also sits on our board of directors. Total purchases from that client during the six months ended June 30, 2002, the period during which it was a related party, amounted

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

to $1.1 million. During the same six-month period, we received marketing development fund reimbursements of $32,000 from that client. Total purchases amounted to $2.5 million during the year ended December 31, 2001 and at December 31, 2001, we owed that client $861,000 for those purchases, which is classified as Payable to Related Parties on the accompanying balance sheet as of December 31, 2001. Also during the year ended December 31, 2001, we received marketing development fund reimbursements of $143,000 from that client. Amounts totaling $81,000 were receivable from that client at December 31, 2001. As of June 28, 2002, this board member was no longer on the board of our client, and accordingly, our outstanding payables to that client as of December 31, 2002 have been included in the accompanying December 31, 2002 balance sheet as a component of accounts payable.

In February of 2002, we entered into an agreement with a member of our Board of Directors to procure consulting services. The agreement had a two-month term commencing February 2002, with minimum cash compensation to the board member of $53,000, based upon specific deliverables during the term. As of September 30, 2002, we had recorded and paid all $53,000 of consulting fees related to this agreement and the consulting agreement expired pursuant to its terms.

From January through April of 2001 and during the year ended December 31, 2000, we purchased inventories and service agreements from a stockholder at a total cost of $1.5 million and $5.4 million, respectively. Effective May 2001, this stockholder ceased to be a client. From January through April 2001 and during the year ended December 31, 2000, we received marketing development fund reimbursements of $50,000 and $630,000 from that stockholder, respectively. At December 31, 2002 and 2001, there was no receivable from that stockholder and we did not owe any amount to that stockholder.

10.  Employee Benefit Plan

We have a defined contribution benefit plan established under the provisions of Section 401(k) of the Internal Revenue Code. All employees may elect to contribute up to 20% of their compensation to the plan through salary deferrals. We match 25% of the first 6% of the employee’s compensation contributed to the plan. Participants’ contributions are fully vested at all times. Our contributions vest incrementally over a four-year period. During the years ended December 31, 2002, 2001, and 2000, we expensed $41,000, $97,000 and $112,000, respectively, relating to our contributions under the plan.

11.  Interest and Other Income (Expense), Net

The components of interest and other (expense) income, net are as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Interest income	$122	$550	$2,013
Interest expense	(103)	(162)	(257)
Other	(50)	—	—

	$(31)	$388	$1,756

12.  Subsequent Events (Unaudited)

In February 2003, we entered into a financing lease for maintenance services in the amount of $172,000 with an effective annual interest rate of 9.4%. The lease is for a period of twelve months and payments are made monthly. Future minimum lease payments in the remainder of 2003 are $166,000 and $15,000 in 2004.

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In February 2003, we entered into a letter of credit agreement, which secures amounts owed under a capital lease that was entered into in February 2003. The letter of credit has a maximum amount of $186,000 and has an initial expiration date of March 31, 2004. The letter of credit will automatically renew for a period of six months beginning on March 31, 2004, if we do not provide notification to the bank that the letter of credit is not to be renewed. In any event, the letter of credit will expire no later than September 30, 2004.

13.  Unaudited Quarterly Financial Data

	Three Months Ended
	March 30	June 30	September 30	December 31
	(in thousands, except per share data)
2002:
Net services revenue	$8,485	$9,724	$10,626	$10,477
Gross profit	2,405	2,633	3,020	2,990
Operating loss	(1,513)	(1,260)	(621)	(453)
Net loss	(1,355)	(1,249)	(610)	(291)
Net loss per share—basic and diluted	(0.04)	(0.03)	(0.02)	(0.01)

2001:
Net services revenue	12,224	10,755	9,836	9,053
Gross profit	3,421	3,586	3,221	2,828
Operating loss	(4,886)	(3,376)	(2,481)	(3,996)
Net loss	(4,676)	(3,282)	(2,423)	(3,970)
Net loss per share—basic and diluted	(0.12)	(0.09)	(0.06)	(0.10)

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

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our officers required by this Item is incorporated by reference to our Proxy Statement under the heading “Executive Officers”. The information concerning our Directors required by this Item is incorporated by reference to our Proxy Statement under the heading “Proposal One: Election of Directors”. Information concerning compliance by our officers, Directors and 10% stockholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in our Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement under the heading “Executive Compensation and Other Information.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to our Proxy Statement under the heading “Ownership of Securities.”

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our Proxy Statement under the heading “Certain Transactions.”

ITEM 14.   CONTROLS AND PROCEDURES

Based on their review, as of a date within 90 days of the filing of this Form 10-K, our Chief Executive Officer and our Chief Financial Officer have concluded that their review has provided them with reasonable assurance that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

We have a documented formal ethics policy to which all of our financial executives agree to adhere and advocate in governing his/her professional and ethical conduct. We also have a documented formal Standards of Business Ethics and Conduct to which all our employees agree to adhere. Included in the Standard of Business Ethics and Conduct is our policy prohibiting retaliation or retribution against any employee for cooperating in an investigation or for making a complaint or report regarding business ethics or conduct of any other employee, officer or director.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K

The following documents are filed as part of this report:

(a)  1.  Financial Statements

See Item 8 for a list of financial statements filed herein.

(a)  2.  Financial Statement Schedules

See Item 8 for a list of financial statement schedules filed. All other schedules have been omitted because they are not applicable or the required information is shown elsewhere in the Financial Statements or notes thereto.

(a)  3.  Exhibit Index:

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

3.1	(1)	Certificate of Incorporation of Rainmaker Systems, Inc. filed with the Delaware Secretary of State on October 29, 1999.

3.2	(1)	Bylaws of Rainmaker Systems, Inc.

4.1	(1)	Specimen certificate representing shares of common stock of Rainmaker Systems, Inc.

4.2	(1)	Registration Rights Agreement dated March 8, 1994 between UniDirect Corporation and Silicon Valley Bank.

4.3	(1)

Registration Rights Agreement dated February 12, 1999 among Rainmaker Systems, Inc., ABS Capital Partners III, L.P., H & Q Rainmaker Investors, L.P., Hambrecht & Quist California, Hambrecht & Quist Employee Venture Fund, L.P. II and The Santa Cruz Operation, Inc.

10.1	(1)	Form of Indemnification Agreement.

10.2	(1)	1999 Stock Incentive Plan.

10.3	(1)	1999 Stock Purchase Plan.

10.4	(1)	Net Lease Agreement dated July 29, 1996 between UniDirect Corporation and Borland International, Inc., together with amendments dated February 27, 1997, April 14, 1998 and November 15, 1998.

10.5	(1)	Net Lease Agreement dated November 5, 1998 between UniDirect Corporation and Inprise Corporation.

10.6	(1)	Master Lease Agreement dated May 5, 1999 between Rainmaker Systems, Inc. and Celtic Leasing Corp.

10.7	(1)	Loan and Security Agreement dated October 28, 1997 between UniDirect Corporation and MetLife Capital Corporation, together with related agreements dated May 5, 1999.

10.8	(2)	Form of Notice of Grant of Stock Option

10.9	(3)	Form of Stock Option Agreement

10.10	(5)	+Internet Applications Division (IAD) Reseller Agreement dated March 22, 1999 between Sybase, Inc. and Rainmaker Systems, Inc.

10.11	(1)	+Outsource Services Agreement dated March 26, 1999 between Rainmaker Systems, Inc. and Novell, Inc., together with amendment dated September 8, 1999.

10.12	(6)	+Amendment No. 2, dated March 1, 2001 to Outsource Services Agreement dated March 26, 1999 between Rainmaker Systems, Inc. and Novell, Inc., together with amendments dated September 8, 1999

10.13	(7)	+Amendment No. 1, dated February 5, 2001, to Internet Applications Division (IAD) Reseller Agreement dated March 22, 1999 between Sybase, Inc. and Rainmaker Systems, Inc.

10.14	(8)	+Non Technical Services Agreement, dated April 6, 2001 between Rainmaker Systems, Inc. and International Business Machines Corporation

10.15	(9)	+Master Agreement, dated May 4, 2001, between Rainmaker Systems, Inc. and Caldera International, Inc.

10.16	(10)	+Non Technical Services Agreement, dated July 10, 2001 between Rainmaker Systems, Inc. and Nortel Networks, Inc.

10.17	(4)	Option Exchange Offer, dated November 30, 2001

10.18	(11)	+Employment Agreement with Michael Silton, dated January 1, 2001

10.19	(12)	+Employment Agreement with Martin D. Hernandez, dated January 1, 2001

10.20	(13)	+Master Services Agreement dated December 19, 2001 between Rainmaker Systems, Inc. and Dell Products L.P.

10.21	(14)	++Services Sales Outsourcing Partner Agreement dated September 25, 2000, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.22	(15)	++Services Sales Outsourcing Partner Agreement, Amendment No. 1 dated January 2, 2001, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.23	(16)	++Schedule 4, Operational Plan/Business Rules Document to Service Sales Outsourcing Partner Agreement dated September 25, 2000, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.24	(17)	++Services Sales Outsourcing Partner Agreement dated August 1, 2002, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.25	(18)	++Business Rules Approval dated September 5, 2002, between Rainmaker Systems, Inc. and Hewlett-Packard Company (amend/adds to Exhibit 10.23).

10.26	(19)	++Amendment to Internet Applications Division (IAD) Reseller Agreement and Outsourcing Addendum dated June 12, 2002, between Rainmaker Systems, Inc. and Sybase, Inc.

10.27	(20)	++Amendment to Outsourced Services Agreement dated August 15, 2002, between Rainmaker Systems, Inc. and Nortel Networks, Inc.

10.28		Form of Ethics Policy for financial executives.

21.1		List of Subsidiaries

23.1		Consent of Independent Auditors.

23.2	(1)	Consent of Brobeck, Phleger & Harrison LLP.

(b)  Reports on Form 8-K

On November 15, 2002, we filed a current report on Form 8-K to report under Item 7 and Item 9 the filing of certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by Rainmaker (Reg. No. 333-86445).
(2)	Incorporated by reference to exhibit number 99.2 to the Registration Statement on Form S-8 filed by Rainmaker (Reg. No. 333-91095).

(3)	Incorporated by reference to exhibit number 99.3 to the Registration Statement on Form S-8 filed by Rainmaker (Reg. No. 333-91095).
(4)	Incorporated by reference to exhibit (a)(1) to the Tender Offer Statement on Form SC TO-I filed by Rainmaker (Reg. No 005-58179).
(5)	Incorporated by reference to exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker on May 15, 2000.
(6)	Incorporated by reference to exhibit 10.25 to the Report on Form 10-Q filed by Rainmaker on May 2, 2001.
(7)	Incorporated by reference to exhibit 10.26 to the Report on Form 10-Q filed by Rainmaker on May 2, 2001.
(8)	Incorporated by reference to exhibit 10.27 to the Report on Form 10-Q filed by Rainmaker on August 10, 2001.
(9)	Incorporated by reference to exhibit 10.28 to the Report on Form 10-Q filed by Rainmaker on August 10, 2001.
(10)	Incorporated by reference to exhibit 10.29 to the Report on Form 10-Q filed by Rainmaker on October 19, 2001.
(11)	Incorporated by reference to exhibit 10.18 to the Report on Form 10-K filed by Rainmaker on March 29, 2002.
(12)	Incorporated by reference to exhibit 10.19 to the Report on Form 10-K filed by Rainmaker on March 29, 2002.
(13)	Incorporated by reference to exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker on May 3, 2002.
(14)	Incorporated by reference to exhibit 10.21 to the Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(15)	Incorporated by reference to exhibit 10.22 to the Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(16)	Incorporated by reference to exhibit 10.23 to the Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(17)	Incorporated by reference to exhibit 10.24 to the Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(18)	Incorporated by reference to exhibit 10.25 to the Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(19)	Incorporated by reference to exhibit 10.26 to the Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(20)	Incorporated by reference to exhibit 10.27 to the Report on Form 10-Q filed by Rainmaker on November 14, 2002.

+	Confidential treatment has previously been granted by the Commission for certain portions of the referenced exhibit.
++	Confidential treatment has been requested from the Commission for certain portions of the referenced exhibit.

Schedule II—Valuation and Qualifying Accounts

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Charges Utilized	Balance at End of Year
	(in thousands)
Allowance for sales returns and doubtful accounts:
Year ended December 31, 2002	$410	$149	$(217)		$342
Year ended December 31, 2001	$608	$49	$(247)		$410
Year ended December 31, 2000	$536	$177	$(105)		$608

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scotts Valley, State of California, on the 28th day of March 2003.

RAINMAKER SYSTEMS, INC.

By:	/s/ MICHAEL SILTON
Michael Silton, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL SILTON Michael Silton	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/s/ MARTIN HERNANDEZ Martin Hernandez	Secretary, Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)	March 28, 2003

/s/ PHILLIP A. CLOUGH Phillip A. Clough	Director	March 28, 2003

/s/ ROBERT LEFF Robert Leff	Director	March 28, 2003

/s/ ALOK MOHAN Alok Mohan	Director	March 28, 2003

/s/ JAMES T. RICHARDSON James T. Richardson	Director	March 28, 2003

CERTIFICATIONS

I, Michael Silton, certify that:

1.	I have reviewed this annual report on Form 10-K of Rainmaker Systems, Inc. (“Rainmaker”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	Rainmaker’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Rainmaker and we have;

a.	designed such controls and procedures to ensure that material information relating to Rainmaker, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of Rainmaker’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Rainmaker’s other certifying officer and I have disclosed, based on our most recent evaluation, to Rainmaker’s auditors and the audit committee of Rainmaker’s board of directors (or persons performing the equivalent function):

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in Rainmaker’s internal controls; and

6.	Rainmaker’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ MICHAEL SILTON
Michael Silton Chief Executive Officer (Principal Executive Officer)

I, Martin Hernandez, certify that:

1.	I have reviewed this annual report on Form 10-K of Rainmaker Systems, Inc. (“Rainmaker”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	Rainmaker’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Rainmaker and we have;

a.	designed such controls and procedures to ensure that material information relating to Rainmaker, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of Rainmaker’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Rainmaker’s other certifying officer and I have disclosed, based on our most recent evaluation, to Rainmaker’s auditors and the audit committee of Rainmaker’s board of directors (or persons performing the equivalent function):

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in Rainmaker’s internal controls; and

6.	Rainmaker’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ MARTIN HERNANDEZ
Martin Hernandez Chief Financial Officer (Chief Accounting Officer)