Form 10-Q
period 2003-03-31
RAINMAKER SYSTEMS INC
filed 2003-05-15
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2003

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

(1)    Yes  ☒    No  ☐

(2)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.    ☐  Yes    ☒  No

As of April 30, 2003, the registrant had 38,833,593 shares of Common Stock outstanding.

RAINMAKER SYSTEMS, INC.

FORM 10-Q

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2003

PART I.—FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2003	December 31, 2002 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,851	$8,128
Accounts receivable, less allowance for doubtful accounts of $267 in 2003 and $342 in 2002	6,520	5,602
Prepaid expenses and other current assets	1,203	1,325

Total current assets	14,574	15,055
Property and equipment, net	3,293	3,544
Other noncurrent assets	64	82

Total assets	$17,931	$18,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,391	$8,672
Accrued compensation and benefits	717	881
Accrued restructuring and related charges	107	223
Other accrued liabilities	730	822
Obligations under financing arrangements	482	685
Current portion of capital lease obligations	430	499

Total current liabilities	11,857	11,782

Capital lease obligations, less current portion	71	96

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 38,833,593 and 38,831,468 outstanding at March 31, 2003 and December 31, 2002, respectively	39	38
Additional paid-in capital	56,746	56,745
Accumulated deficit	(50,782)	(49,980)

Total stockholders’ equity	6,003	6,803

Total liabilities and stockholders’ equity	$17,931	$18,681

*	Derived from the Company’s audited financial statements for the year ended December 31, 2002.

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Net services revenue	$10,409	$8,485
Cost of services revenue	7,164	6,080

Total gross profit	3,245	2,405

Operating expenses:
Sales and marketing	1,675	1,088
Technology	425	723
General and administrative	1,551	1,517
Depreciation and amortization	401	590

Total operating expenses	4,052	3,918

Operating loss	(807)	(1,513)

Interest and other (expense) income, net	(18)	12

Loss before income taxes	(825)	(1,501)

Income tax benefit	(23)	—

Net loss	$(802)	$(1,501)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.04)

Number of shares used in per share computations:
Basic and diluted	38,832	38,600

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Operating activities:
Net loss	$(802)	$(1,355)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	401	590
Provision (credit) for sales returns and doubtful accounts	(41)	(133)
Changes in operating assets and liabilities:
Accounts receivable	(843)	898
Income taxes receivable	211	(146)
Prepaid expenses and other assets	95	208
Accounts payable	686	259
Accounts payable to related party	—	(470)
Accrued compensation and benefits	(164)	(182)
Accrued restructuring and related charges	(116)	(163)
Other accrued liabilities	(126)	122

Net cash used in operating activities	(699)	(372)

Investing activities:
Purchases of property and equipment	(150)	(27)
Sale of long-term investments	7	78

Net cash (used in) provided by investing activities	(143)	51

Financing activities:
Proceeds from issuance of common stock from option exercises	1	26
Repayment of capital lease obligations	(436)	(199)

Net cash used in financing activities	(435)	(173)

Net decrease in cash and cash equivalents	(1,277)	(494)
Cash and cash equivalents at beginning of period	8,128	8,606

Cash and cash equivalents at end of period	$6,851	$8,112

Supplement disclosure of cash paid during the period:
Interest	$29	$26

Income taxes, net of refunds	$—	$3

Supplemental non-cash investing and financing activities:
Purchase of prepaid maintenance contracts under capital lease	$172	$—

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

—UNAUDITED—

1. BASIS OF PRESENTATION

The accompanying financial statements of Rainmaker Systems, Inc. (“Rainmaker,” “we,” “our,” “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements are unaudited but reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the year ending December 31, 2003, or any other period. These financial statements should be read in conjunction with Rainmaker’s financial statements and notes thereto included in Rainmaker’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain prior year amounts in 2002 have been reclassified to conform to 2003 presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting practices requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside the company, and other relevant facts and circumstances. Actual results could differ from those estimates. Areas that are particularly significant include revenue recognition and presentation policies, valuation of accounts receivable, the assessment of the recoverability and measuring impairment of fixed assets, and recognition of restructuring reserves.

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

In determining whether it is more appropriate to report revenue based on the gross amount billed to our clients’ customer or the net amount we earn in a transaction, we evaluate specific indicators. These indicators include, but are not limited to, 1) whether the vendor is the primary obligor in the transaction, 2) whether the vendor assumes general inventory risk, 3) whether the vendor has latitude for setting the pricing for the goods or services it sells to its customers, and 4) whether the vendor bears the credit risk in the transaction. Absence of these indicators might indicate that revenue should be recorded at the net amount earned in the transaction.

Stock-Based Compensation

As of March 31, 2003, we had two stock-based employee compensation plans, which are more fully described in Note 8 of our Annual Report on Form 10-K. We account for our stock-based awards to employees in accordance with the intrinsic value method and disclose the pro forma effect on operations of using the fair value method of valuing these awards. The fair value of these awards is calculated using the Black-Scholes option pricing model, which requires that we estimate the volatility of our stock, an appropriate risk-free interest rate, and our dividend yield. The calculation of fair value is highly sensitive to the expected life of the stock-based award and the volatility of our stock, both of which we estimate based primarily on historical experience.

For the three months ended March 31, 2003 and 2002, we recorded no stock-based compensation. Had we recognized compensation expense for the grant date fair value of stock-based awards granted to employees and non-employee members of our Board of Directors, our net loss and net loss per share would have increased to the pro forma amounts below (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net loss as reported	$(802)	$(1,355)
Total stock-based employee compensation expense determined under the fair value method	(122)	(156)

Pro forma net loss	$(924)	$(1,511)

Basic and diluted net loss per share as reported	$(0.02)	$(0.04)

Basic and diluted net loss per share pro forma	$(0.02)	$(0.04)

For pro forma purposes, the estimated fair value of our stock-based grants is amortized using the graded method over the options’ vesting period for stock options granted under the 1999 Stock Incentive Plan and the purchase period for stock purchases under the employee stock purchase plan.

Recently Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003, variable interest entities in which an enterprise obtains an interest after that date, and variable interest entities in which an enterprise obtained an interest prior to FIN 46’s issuance date and in which such interest remains as of July 1, 2003. We do not have any ownership in any variable interest entities as of March 31, 2003, and therefore, adoption of FIN 46 did not have a material impact on our financial statements in the quarter ended March 31, 2003, nor is it expected to have a material impact on our financial statements upon its full adoption on July 1, 2003.

3. NET LOSS PER SHARE

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

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Basic and diluted:
Net loss	$(802)	$(1,355)

Weighted-average common shares	38,832	38,603
Less: weighted-average shares subject to repurchase	—	(3)

Weighted-average common shares outstanding—basic and diluted	38,832	38,600

Net loss per share—basic and diluted	$(0.02)	$(0.04)

Options to purchase 4,570,056 and 2,007,631 shares of common stock were outstanding at March 31, 2003 and 2002, respectively, and were not included in the diluted net loss per share computation, as the effect of including such shares would be antidilutive because of the net loss recorded in each period. At March 31, 2003 and 2002, there were 63 and 3,434, respectively, of common shares subject to repurchase.

4. COMPREHENSIVE LOSS

Comprehensive loss consists of net loss adjusted for the effect of unrealized holding gains or losses on available-for-sale securities. For the three months ended March 31, 2003 and 2002, the unrealized holding loss was zero and $20,000, respectively. Comprehensive loss for the three months ended March 31, 2003 and 2002 was $802,000 and $1.4 million, respectively.

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

As of December 31, 2002, all severance and legal costs related to the restructuring program had been paid and there were no remaining obligations for severance or legal costs related to the restructuring. The remaining cash expenditures as of March 31, 2003, related to lease cancellation and facility exit costs which will be paid monthly through December 2003.

The following table summarizes the activity related to the restructuring liability for the three months ended March 31, 2003 (in thousands):

	Employee Severance	Lease Cancellation and Facility Exit Costs	Write-Off of Abandoned Assets	Legal and Other Expenses	Accrued Restructuring Costs and Related Charges
Balance at December 31, 2002	$—	$223	$—	$—	$223
Utilization of reserve—cash payments	—	(116)	—	—	(116)
Recovery of excess restructuring reserve	—	—	—	—	—

Balance at March 31, 2003	$—	$107	$—	$—	$107

6. SEGMENT REPORTING

We operate in one market segment, the sale and marketing of technology companies’ products and services to their customers. We primarily operate in one geographical segment, North America. Substantially all of our sales are made to our clients’ customers in the United States.

7. INCOME TAX BENEFIT

In March 2002, the Internal Revenue Service issued the Job Creation and Worker Assistance Act of 2002 which extended the regular and alternative minimum tax net operating loss carryback period from two years to five years for losses arising in 2001 or 2002 tax years. As a result of this new law, we recorded an income tax benefit of $146,000 during the three months ended March 31, 2002, attributable to the estimated recovery of income taxes paid in prior periods. In addition, as a result of this recovery, we recorded an income tax benefit of $23,000 during the three months ended March 31, 2003, attributable to previously unrecognized prior year research and development credits released as a result of this new law.

8. RELATED PARTY TRANSACTIONS

In prior years and during the period ended June 30, 2002, we purchased inventories and service agreements from a client who had a board member who also sits on our Board of Directors. As of June 28, 2002, this board member was no longer on the board of our client. Total purchases from such client during the three months ended March 31, 2002 amounted to $649,000. During the same three-month period, we received marketing development fund reimbursements of $17,000 from that client. At March 31, 2003 and December 31, 2002, all outstanding payables to this client have been included in the accompanying balance sheets as a component of accounts payable.

In February of 2002, Rainmaker entered into an agreement with a member of its Board of Directors to procure consulting services. The agreement had a two-month term commencing February 2002, with minimum cash compensation to the board member of $53,000, based upon specific deliverables during the term. As of December 31, 2002, we had recorded and paid all $53,000 of consulting fees related to this agreement and the consulting agreement has expired pursuant to its terms.

9. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and Contingencies

During February 2003, we entered into a financing lease for maintenance services in the amount of $172,000, with an effective annual interest rate of 9.4%. The lease is for a period of twelve months and payments are made monthly. Future minimum lease payments for the remainder of 2003 are $136,000 and $15,000 in 2004.

Guarantees

As security for four of our capital leases, in 2002, we entered into two separate letters of credit in the original amounts of $89,000 and $124,000. These letters of credit will decline over time as we pay down the associated obligations that they secure. As of March 31, 2003, these letters of credit had current values of $45,000 and $93,000, respectively. On April 1, 2003, the current values of these letters of credit were reduced to $22,000 and $62,000, respectively.

In December 2002, we obtained a standby letter of credit in the original amount of $770,000 as security for our financing obligations related to certain of our liability insurance premiums. The letter of credit declines over time as we pay down the associated financing obligation that it secures. As of March 31, 2003, this letter of credit had a current value of $770,000. On April 17, 2003, the current value of this letter of credit was reduced to $755,000.

In February 2003, we entered into a letter of credit agreement, which secures amounts owed under a financing lease entered into in February 2003. The letter of credit has a maximum value of $186,000 and has an initial expiration of March 31, 2004. The letter of credit will automatically renew for a period of six months beginning March 31, 2004, if we do not provide notification to the bank that the letter of credit is not to be renewed. In any event, the letter of credit will expire no later than September 30, 2004.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of March 31, 2003 or December 31, 2002.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Factors That May Affect Future Results and Market Price of Stock,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activities, performance or achievements expressed or implied by such forward-looking statements.

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

We incurred operating losses and net losses for the three months ended March 31, 2003 and for the years ended December 31, 2002, 2001 and 2000. We also continue to invest in new clients. New clients may require significant up-front investments including the costs to hire additional staff and create the necessary infrastructure to deliver our services. These costs are typically incurred some time before significant revenue is generated. We now charge for many of these costs; however, these costs could have an adverse effect on our future financial condition and operating results, depending on market acceptance of new service combinations and pricing options.

Beginning in the second half of 2000 and continuing through March 31, 2003, we have focused on our core service contracts business. The portion of our net revenues from sales of our core service contracts is 97% for the quarter ended March 31, 2003 as compared to 94% in the quarter ended March 31, 2002. In addition to focusing on our core service contracts business, in the second half of 2001, we implemented a restructuring program to streamline our operations and reduce our operating expenses. As part of these restructuring activities, we reduced headcount by 39 positions and wrote-off abandoned facilities, property and equipment. In connection with these actions, we recorded restructuring and other related charges of $2.4 million in 2001. During 2002, we recorded recoveries of restructuring and other related charges of $240,000, resulting from lower than anticipated employee severance and legal costs and a reduction in the lease term for our unoccupied facility.

As of December 31, 2002, all severance and legal costs related to the restructuring program had been paid and there were no remaining obligations for severance and legal costs related to the restructuring. The following table summarizes the activity related to the restructuring liability for the three months ended March 31, 2003 (in thousands):

	Employee Severance	Lease Cancellation and Facility Exit Costs	Write-Off of Abandoned Assets	Legal and Other Expenses	Accrued Restructuring Costs and Related Charges
Balance at December 31, 2002	$—	$223	$—	$—	$223
Utilization of reserve—cash payments	—	(116)	—	—	(116)
Recovery of excess restructuring reserve	—	—	—	—	—

Balance at March 31, 2003	$—	$107	$—	$—	$107

As a result of the focus on our core service contracts business and restructuring activities, we have been able to hold our operating expenses relatively constant while increasing our gross margin.

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

In 2001, we discontinued marketing and selling certain clients’ products and services. As a result of this, as well as the unfavorable economic conditions in the United States, our net revenue has, and may continue to, decline. If the economic conditions in the United States continue to worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results and financial condition. During these unfavorable economic periods, it may be more difficult to sign new clients or expand relationships with existing clients. In addition, during unfavorable economic periods, spending on existing and new technology may decrease, resulting in downgrades of service contracts or fewer new service contracts, which may have a material adverse impact on our business. This impact may be offset as technology companies may compensate for decreased spending on new technology and technology upgrades with more robust service contracts on their existing technology.

Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to our facilities, employees, clients or clients’ customers. The potential for future terrorist attacks, the national and international response to terrorist attacks or perceived threats to national security, and other acts of war or hostility, have created many uncertainties that could adversely affect our business or results of operations in ways that cannot presently be predicted.

Our quarterly operating results may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. Our operating results are expected to vary significantly from quarter to quarter and are difficult to predict. Our historical revenue has tended to fluctuate based on seasonal buying patterns of our clients and their customers. Our prospects must be considered in light of the risks, expenses and difficulties encountered by technology companies, particularly given that we operate in new and rapidly evolving markets, and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. See “Factors That May Affect Future Results and Market Price of Stock” below.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience, as well as all known facts and circumstances that we believe are relevant and assumptions as to future events. Actual results may differ from our estimates. Our significant accounting polices are described in Note 1 of Notes to Financial Statements included in our Annual Report on Form 10-K. The significant accounting policies that we believe are critical, either because they relate to financial statement line items that are key indicators of our financial performance (e.g., revenue) and/or because their application requires significant management judgment, are described in the following paragraphs.

Management has discussed the development of our critical accounting policies with the audit committee of the board of directors and they have reviewed the disclosures of such estimates in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenue Recognition and Presentation

Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the client’s customer is received; the service contract or maintenance agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain unfulfilled. Revenue from product sales is recognized at the time of shipment of the product directly to the client’s customer. Revenue from services we perform is recognized as the services are accepted. Revenue from fee-based activities, such as customized integration and development, is recognized once these services have been delivered. A substantial amount of our sales transactions are reported based on the gross amount we bill to our clients’ customers for products and services, since we take title and assume risk of loss for products and service contracts sold, we can sell the products or service contracts at prices we determine, and we assume the full credit risk for the products and service contracts. However, we also sell products and services on behalf of our clients whereby, based on the evaluation of the specific facts and circumstances, we record revenue equal to the net amount that we earn in the transaction. The difference between our gross billings, a measurement of the total volume of products and services billed by us to our clients’ customers, and our net revenue earned was $4.8 million and $132,000 in the three months ended March 31, 2003 and 2002, respectively.

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

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including those related to bad debts, investments, commissions and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These policies include, but are not limited to:

•	revenue recognition; and

•	the allowance for doubtful accounts, which impacts revenue.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts based upon estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience.

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

Restructuring and Other Related Charges

During the fourth quarter of fiscal 2001, we implemented a restructuring program to focus and streamline our business and reduce operating expenses. In connection with this program, we reduced headcount and consolidated facilities. As a result of these actions we recorded restructuring and other related charges consisting of cash severance payments to be made to severed employees, lease payments related to property abandoned as a result of our facilities consolidation, and legal and other costs. Each reporting period we review these estimates based on the status of execution of our restructuring plan and, to the extent that these assumptions change due to changes in market conditions and our business, the ultimate restructuring expenses could vary.

As of December 31, 2002, our restructuring actions related to employee severance, legal and other costs were complete and we had no remaining obligations related to such activities. The remaining cash expenditures related to our restructuring liability of $107,000 as of March 31, 2003, are expected to be made over the remaining term of our facility lease, which expires in December 2003.

Concentrations

We generate a significant portion of our net revenues from the marketing and selling of products and services for a limited number of clients. For the three months ended March 31, 2003, sales to customers of Hewlett-Packard Company (“HP”), Sybase, Inc. (“Sybase”) and Nortel Networks, Inc. (“Nortel”) each accounted for more than 10% of our net revenues. In the three months ended March 31, 2002, sales to customers of HP, Sybase, Nortel and Caldera International, Inc. (“Caldera”), each accounted for more than 10% of net revenues. In the three months ended March 31, 2003 and 2002, sales to customers of the previously mentioned clients collectively accounted for 91% and 100%, respectively, of net revenues. No individual client’s customers in the aggregate accounted for more than 40% and 33% of net revenues, respectively, in the three months ended March 31, 2003 and 2002.

As a percentage of gross billings, Dell Products, L.P. (“Dell”), HP, Sybase and Nortel, each accounted for more than 10% of our gross billings in the three months ended March 31, 2003. For the three months ended March 31, 2002, sales to customers of HP, Sybase, Nortel and Caldera each accounted for more than 10% of our gross billings. For the three months ended March 31, 2003 and 2002, sales to customers of the previously mentioned clients collectively accounted for 98% and 98%, respectively, of gross billings. No individual client’s customers in the aggregate accounted for more than 35% and 32% of our gross billings in the three months ended March 31, 2003 and 2002, respectively. Gross billings represents the amount we invoice to our clients’ customers and we believe it provides a meaningful indication of the volume of our business. See the reconciliation of net services revenue to gross billings below under the caption “Comparison of Three Months Ended March 31, 2003 and 2002.”

We have outsource services agreements with our clients that expire at various dates ranging from July 2003 to January 2005. Many of our client agreements contain automatic renewal clauses. These clients may, however, terminate their contracts in accordance with the provisions of each contract. In most cases, a client must provide us with advance written notice of its intention to terminate.

We expect that a small number of clients will continue to account for a significant portion of our net revenue and gross billings. In addition, our technology clients operate in industries that are experiencing consolidation, which may reduce the number of our existing and potential clients.

Other Financial Statement Categories

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

Depreciation and amortization expenses consist of depreciation and amortization of property, equipment and software licenses.

Interest and other income (expense), net, reflects income received on cash and cash equivalents, interest expense on leases to secure equipment, software and other financing agreements, and other income and expense.

Related Party Transactions

In prior years and during the period ended June 30, 2002, we purchased inventories and service agreements from a client who had a board member who also sits on our Board of Directors. As of June 28, 2002, this board member was no longer on the board of our client. Total purchases from such client during the three months ended March 31, 2002 amounted to $649,000. During the same three-month period, we received marketing development fund reimbursements of $17,000 from that client. At March 31, 2003 and December 31, 2002, all outstanding payables to this client have been included in the accompanying balance sheets as a component of accounts payable.

In February of 2002, Rainmaker entered into an agreement with a member of its Board of Directors to procure consulting services. The agreement had a two-month term commencing February 2002, with minimum cash compensation to the board member of $53,000, based upon specific deliverables during the term. As of December 31, 2002, we had recorded and paid all $53,000 of consulting fees related to this agreement and the consulting agreement has expired pursuant to its terms.

Results of Operations

The following table sets forth for the periods given selected financial data as a percentage of our revenue. The table and discussion below should be read in connection with the financial statements and the notes thereto which appear elsewhere in this report as well as with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

	Three Months Ended March 31,
	2003	2002
Net services revenue	100.0%	100.0%
Cost of services revenue	68.8%	71.7%

Gross profit	31.2%	28.3%
Sales and marketing	16.1%	12.8%
Technology	4.1%	8.5%
General and administrative	14.9%	17.9%
Depreciation and amortization	3.9%	7.0%

	39.0%	46.2%
Operating loss	-7.8%	-17.9%
Interest and other (expense) income, net	-0.2%	0.1%

Loss before income taxes	-8.0%	-17.8%
Income tax benefit	-0.2%	-1.7%

Net loss	-7.8%	-16.1%

Comparison of Three Months Ended March 31, 2003 and 2002

Net Services Revenue.  Net services revenue increased 22.4% to $10.4 million for the three months ended March 31, 2003, from $8.5 million for the comparable period of 2002. This increase was primarily due to an increase in volume with certain existing clients, and increased revenue from new clients. Increases in the volume of business with certain existing clients resulted in an increase of $2.3 million in net revenues for the three months ended March 31, 2003 as compared to the same period in the prior year. Net revenues from new clients were $792,000 for the three months ended March 31, 2003. These increases were partially offset by decreases in the volume of business with other clients of $400,000.

A substantial amount of our net services revenue is reported based on the gross amounts we bill to our clients’ customers for their products and services. We also sell products and services on behalf of our clients whereby we record revenue equal to the net amount that we earn in the transaction. Gross billings, a measurement of the total volume of products and services billed by us to our clients’ customers for their products and services, increased 76.7% to $15.2 million for the three months ended March 31, 2003, from $8.6 million for the comparable period of 2002. The increase is primarily due to new clients for which we had $5.5 million of gross billings in the three months ended March 31, 2003. We believe that gross billings, a non-GAAP financial measure, provides a meaningful indication of the volume of our business activity. The following table reconciles our net services revenue and our gross billings for the three months ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended March 31,
	2003	2002
Net services revenue	$10,409	$8,485
Difference between the amount invoiced to our clients’ customers and amount reported as net services revenue	4,753	132

Gross billings	$15,162	$8,617

Gross Profit.  Gross profit increased 33.3% to $3.2 million for the three months ended March 31, 2003, from $2.4 million for the comparable period in 2002. Gross margin increased to 31.2% for the three months ended March 31, 2003, compared to 28.3% during the comparable period of the prior year. The increase in gross margin was due primarily to a change in the mix of existing clients and the mix of our clients’ products and services that we sell. We expect our gross margins to continue to vary based on the mix of clients and the services provided.

Sales and Marketing Expenses.  Sales and marketing expenses increased 54.5% to $1.7 million for the three months ended March 31, 2003, from $1.1 million for the comparable period of 2002. This increase is primarily due to an increase of $351,000 related to allocations of certain technology and general and administrative overhead expenses to sales and marketing expenses for the three months ended March 31, 2003 as compared to the comparable period in 2002. Previously, these costs were included in technology and general and administrative expenses. In addition, as a result of increased client marketing activities, marketing expenses increased $97,000 for the three months ended March 31, 2003 as compared to the same period in 2002.

Technology Expenses.  Technology expenses decreased 41.2% to $425,000 for the three months ended March 31, 2003, from $725,000 for the comparable period of 2002. This decrease is the result of the allocation of certain technology-related overhead expenses to sales and marketing and general and administrative expenses in the amount of $263,000 for the three months ended March 31, 2003. In prior periods, such costs were included in technology expenses.

General and Administrative Expenses.  General and administrative expenses of $1.6 million for the three months ended March 31, 2003, were consistent with $1.5 million for the comparable period of 2002. Decreased legal and professional fees and administrative expenses of $91,000 were offset by increased payroll-related and investor relations expenses.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses decreased 32.0% to $401,000 for the three months ended March 31, 2003, from $590,000 for the comparable period in 2002. The decrease is the result of lower depreciation expense on lower property and equipment balances in 2003 as compared to 2002.

Interest and Other (Expense) Income, Net.  The components of interest and other (expense) income, net are as follows (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)
	2003	2002	$ Amt	%
Interest income	$21	$38	$(17)	-44.7%
Interest expense	(39)	(26)	13	-50.0%

	$(18)	12	$(30)	-250.0%

The decrease in interest income was attributable to lower average interest rates and, to a lesser extent, lower invested balances. The increase in interest expense was the result of higher average capital lease and financing obligation balances outstanding for the three months ended March 31, 2003, as compared to the comparable period in 2002.

Income Tax Benefit. In March 2002, the Internal Revenue Service Issued the Job Creation and Worker Assistance Act of 2002, which extended the regular and alternative minimum tax net operating loss carryback period from two years to five years for losses arising in 2001 or 2002. As a result of this new law, we recorded an income tax benefit of $146,000 during the three months ended March 31, 2002, attributable to the recovery of income taxes paid in prior periods. In addition, as a result of this recovery, we recorded an income tax benefit of $23,000 during the three months ended March 31, 2003, attributable to previously unrecognized prior year research and development credits released as a result of this new law.

Liquidity and Sources of Capital

Cash and cash equivalents were $6.9 million at March 31, 2003 as compared to $8.1 million at December 31, 2002. Working capital was $2.7 and $3.3 million at March 31, 2003 and December 31, 2002, respectively. Net accounts receivable increased $918,000 or 16.4% from December 31, 2002 to March 31, 2003, primarily as a result of increased volume of sales transactions during the period. Our days sales outstanding, on a net services revenue basis, were 52 days at March 31, 2003, as compared to 49 days at December 31, 2002 and 47 days at March 31, 2002. On a gross billings basis, our days sales outstanding were 36 days at March 31, 2003, as compared to 46 days at March 31, 2002. Gross billings represents the amount we invoice to our clients’ customers for the services we sell. We believe that gross billings, a non-GAAP financial measure, provides a meaningful indication of the volume of our business activity. The following table reconciles net services revenue to gross billings and net services revenue days sales outstanding to days sales outstanding on a gross billings basis for the three months ended March 31, 2003 and 2002, respectively (dollars in thousands):

	Three Months Ended March 31,
	2003	2002
Net services revenue	$10,409	$8,485
Difference between the amount invoiced to our clients’ customers and the amount earned by us under the transaction	4,753	132

Gross billings	$15,162	$8,617

Net accounts receivable December 31	$5,602	$4,778
Net accounts receivable March 31	6,520	4,012

Average net accounts receivable	$6,061	$4,395

Number of days in quarter	90	90

Net services revenue per day	$116	$94

Gross billings per day	$168	$96

Net services revenue days sales outstanding	52	47

Gross billings days sales outstanding	36	46

Cash used in operating activities during the three months ended March 31, 2003, was $699,000, as compared to $372,000 during the three months ended March 31, 2002. Cash used in operating activities during the three months ended March 31, 2003, was primarily the result of net loss, adjusted for non-cash items, of $442,000 and an increase in accounts receivable of $843,000. These uses of cash were partially offset by a decrease in income taxes receivable of $211,000, an increase in accounts payable of $686,000 and a decrease in other current liabilities of $405,000. In the three months ended March 31, 2002, net cash used in operating activities was the result of net loss, adjusted for non-cash items, of $898,000, and increases in current liabilities of $434,000, offset by a decrease in accounts receivable of $898,000.

Cash used in investing activities during the three months ended March 31, 2003 was $143,000, compared to cash provided by investing activities of $51,000 during the three months ended March 31, 2002. For the three months ended March 31, 2003, cash used in investing activities was the result of purchases of certain property and equipment during the period, while cash provided by investing activities during the three months ended March 31, 2002, was the result of proceeds from the sale of investments.

Cash used in financing activities during the three months ended March 31, 2003 and 2002, was $435,000 and $173,000, respectively, and was the result of repayments of our debt obligations.

Our principal source of liquidity as of March 31, 2003 consisted of $6.9 million of cash and cash equivalents. We anticipate that our existing capital resources and cash flow expected to be generated from future operations will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months.

Off-Balance Sheet Arrangements

Leases

As of March 31, 2003, our off-balance sheet arrangements include operating leases of our facility and certain property and equipment that expire at various times through 2007. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and cash flow related to purchasing the assets. During the three months ended March 31, 2003, we recorded rent expense related to these leases of $122,000.

Guarantees

As security for four of our capital leases, in 2002 we entered into two separate letters of credit in the original amounts of $89,000 and $124,000. These letters of credit will decline over time, in accordance with the remaining balance payable under the financing which they secure. As of March 31, 2003, these letters of credit had current values of $45,000 and $93,000, respectively. On April 1, 2003, the current values of these letters of credit were reduced to $22,000 and $62,000, respectively.

In December 2002, we obtained a standby letter of credit in the original amount of $770,000 as security for our financing obligations related to certain of our liability insurance premiums. The letter of credit declines over time in accordance with the remaining balance of our financing obligation. As of March 31, 2003, this letter of credit had a current value of $770,000. On April 17, 2003, the current value of this letter of credit was reduced to $755,000.

In February 2003, we entered into a letter of credit agreement, which secures amounts owed under a financing lease entered into in February 2003. The letter of credit has a maximum value of $186,000 and has an initial expiration of March 31, 2004. The letter of credit will automatically renew for a period of six months beginning March 31, 2004, if we do not provide notification to the bank that the letter of credit is not to be renewed. In any event, the letter of credit will expire no later than September 30, 2004.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of March 31, 2003 or December 31, 2002.

Contractual Obligations

During February 2003, we entered into a financing lease for maintenance services in the amount of $172,000, with an effective annual interest rate of 9.4%. The lease is for a period of twelve months and payments are made monthly. Future minimum lease payments in the remainder of 2003 are $136,000 and $15,000 in 2004.

Factors That May Affect Future Results and Market Price of Stock

We have incurred recent losses and expect to incur losses in the future.

We incurred an operating loss of $807,000 and net loss of $802,000 for the three months ended March 31, 2003, an operating loss of $3.8 million and net loss of $3.5 million for 2002, and an operating loss of $14.7 million and net loss of $14.4 million for 2001. We may incur losses in the future, depending on the timing of signing of new clients, impact of new and existing clients, our decisions to further invest in our technology or infrastructure, and our ability to continue to increase our operating efficiencies.

Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client could result in a substantial decrease in our revenue.

We have generated a significant portion of our revenue from a limited number of clients. For the three months ended March 31, 2003, sales to customers of HP, Sybase and Nortel each accounted for more than 10% of our net revenues. In the three months ended March 31, 2002, sales to customers of HP, Sybase, Nortel and Caldera each accounted for more than 10% of net revenues. In the three months ended March 31, 2003 and 2002, sales to customers of the previously mentioned clients collectively accounted for 91% and 100%, respectively, of net revenues. No individual client accounted for more than 40% and 33% of net revenues, respectively, in the three months ended March 31, 2003 and 2002.

As a percentage of gross billings, Dell Products, L.P. (“Dell”), HP, Sybase and Nortel, each accounted for more than 10% of our gross billings in the three months ended March 31, 2003. For the three months ended March 31, 2002, sales to customers of HP, Sybase, Nortel and Caldera each accounted for more than 10% of our gross billings. For the three months ended March 31, 2003 and 2002, sales to customers of the previously mentioned clients collectively accounted for 98% and 98%, respectively, of gross billings. No individual clients accounted for more than 35% and 32% of our gross billings in the three months ended March 31, 2003 and 2002, respectively. Gross billings represents the amount we invoice to our clients’ customers and we believe it provides a meaningful indication of the volume of our business. See the reconciliation of net services revenue to gross billings as included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Liquidity and Capital Resources.”

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

Terrorist acts and acts of war may harm our business and revenue, costs and expenses and financial position.

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

Our success depends to a significant extent upon the contributions of our executive officers and key sales and technical personnel and our ability to attract and retain highly qualified sales, technical and managerial personnel. Competition for personnel is intense as these personnel are limited in supply. We have at times experienced difficulty in recruiting qualified personnel, and there can be no assurance that we will not experience difficulties in the future. Any difficulties could limit our future growth. The loss of certain key personnel, particularly Michael Silton, our chairman, president and chief executive officer, and Martin Hernandez, our chief operating officer and chief financial officer, could seriously harm our business. We have obtained life insurance policies in the amount of $6.3 million on Michael Silton and $3.0 million on Martin Hernandez.

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

Our directors, executive officers and entities affiliated with them together beneficially control approximately 48.3% of our outstanding shares (based on the number of shares outstanding as of March 31, 2003). As a result, any significant combination of those stockholders, acting together, may have the ability to control all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Rainmaker, which, in turn, could depress the market price of our common stock.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred from our report on Form 10-K for the year ended December 31, 2002.

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

We have a documented formal ethics policy to which all of our financial executives agree to adhere and advocate in governing his/her professional and ethical conduct. We also have a documented formal Standards of Business Ethics and Conduct to which all our employees agree to adhere. Included in the Standard of Business Ethics and Conduct is our policy prohibiting retaliation or retribution against any employee for cooperating in an investigation or for making a complaint or report regarding business ethics or conduct of any other employee or director.

PART II.—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The	following exhibits are filed with this report as indicated below:

10.29

Amendment to Statement of Work dated January 16, 2003, between Rainmaker Systems, Inc. and Dell Products, L.P (amends/adds to the Master Services Agreement dated December 19, 2001, filed as Exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on May 3, 2002). *

10.30

Schedule A Statement of Work dated January 16, 2003, between Rainmaker Systems, Inc. and Dell Products, L.P (amends/adds to the Master Services Agreement dated December 19, 2001, filed as Exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on May 3, 2002). *

10.31

Business Rules Approval dated February 6, 2003, between Rainmaker Systems, Inc. and Hewlett-Packard Company (amends/adds to Schedule 4, Operational Plan/Business Rules Document to Service Sales Outsourcing Partner Agreement dated September 25, 2000, filed as Exhibit 10.23 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on November 14, 2002). *

99.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested by Rainmaker for certain portions of the referenced exhibit pursuant to Rule 24b-2.

(b)	Reports on Form 8-K

On March 28, 2003, we filed a current report on Form 8-K to report under Item 7 and Item 9 the filing of certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

On April 24, 2003, we filed a current report on Form 8-K to furnish our earnings release reporting financial results for the fiscal quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINMAKER SYSTEMS, INC.

Dated:	May 14, 2003	/s/ MICHAEL SILTON
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in Rainmaker’s internal controls; and

6.	Rainmaker’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003	/s/ MICHAEL SILTON
Michael Silton Chief Executive Officer (Principal Executive Officer)

I, Martin Hernandez, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rainmaker Systems, Inc. (“Rainmaker”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	Rainmaker’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Rainmaker and we have;

a.	designed such controls and procedures to ensure that material information relating to Rainmaker, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in Rainmaker’s internal controls; and

6.	Rainmaker’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003	/s/ MARTIN HERNANDEZ
Martin Hernandez Chief Financial Officer (Chief Accounting Officer)