Form 10-Q
period 2003-06-30
RAINMAKER SYSTEMS INC
filed 2003-08-14
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2003

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

As of July 31, 2003, the registrant had 38,943,184 shares of Common Stock outstanding.

RAINMAKER SYSTEMS, INC.

FORM 10-Q

AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 2003

PART I. - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2003	December 31, 2002 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,159	$8,128
Accounts receivable, less allowance for doubtful accounts of $226 in 2003 and $342 in 2002	5,546	5,602
Prepaid expenses and other current assets	967	1,325

Total current assets	12,672	15,055
Property and equipment, net	3,048	3,544
Other noncurrent assets	72	82

Total assets	$15,792	$18,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,300	$8,672
Accrued compensation and benefits	656	881
Accrued restructuring and related charges	53	223
Other accrued liabilities	1,074	822
Obligations under financing arrangements	277	685
Current portion of capital lease obligations	259	499

Total current liabilities	10,619	11,782

Capital lease obligations, less current portion	58	96

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 38,906,089 and 38,831,468 outstanding at June 30, 2003 and December 31, 2002, respectively	39	38
Additional paid-in capital	56,764	56,745
Accumulated deficit	(51,688)	(49,980)

Total stockholders’ equity	5,115	6,803

Total liabilities and stockholders’ equity	$15,792	$18,681

*	Derived from the Company’s audited financial statements as of December 31, 2002.

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net services revenue	$9,657	$9,724	$20,066	$18,209
Cost of services revenue	6,524	7,091	13,688	13,171

Total gross profit	3,133	2,633	6,378	5,038

Operating expenses:
Sales and marketing	1,685	1,303	3,360	2,391
Technology	467	708	892	1,431
General and administrative	1,511	1,375	3,062	2,892
Depreciation and amortization	367	507	768	1,097

Total operating expenses	4,030	3,893	8,082	7,811

Operating loss	(897)	(1,260)	(1,704)	(2,773)

Interest and other (expense) income, net	(9)	11	(27)	23

Loss before income taxes	(906)	(1,249)	(1,731)	(2,750)

Income tax benefit	—	—	(23)	(146)

Net loss	$(906)	$(1,249)	$(1,708)	$(2,604)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.07)

Number of shares used in per share computations:
Basic and diluted	38,875	38,665	38,854	38,645

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Operating activities:
Net loss	$(1,708)	$(2,604)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	768	1,097
Credit for sales returns and doubtful accounts	(83)	(83)
Gain on disposal of property and equipment	(6)	—
Changes in operating assets and liabilities:
Accounts receivable	172	177
Income taxes receivable	211	(150)
Prepaid expenses and other assets	296	403
Accounts payable	(405)	1,583
Accounts payable to related party	—	(861)
Accrued compensation and benefits	(225)	40
Accrued restructuring and related charges	(170)	(319)
Other accrued liabilities	219	5

Net cash used in operating activities	(931)	(712)

Investing activities:
Purchases of property and equipment	(266)	(88)
Sale of long-term investments	10	130

Net cash (used in) provided by investing activities	(256)	42

Financing activities:
Proceeds from issuance of common stock from option exercises	7	23
Proceeds from issuance of common stock from ESPP	13	6
Repayment of capital lease and financing obligations	(802)	(366)

Net cash used in financing activities	(782)	(337)

Net decrease in cash and cash equivalents	(1,969)	(1,007)
Cash and cash equivalents at beginning of period	8,128	8,606

Cash and cash equivalents at end of period	$6,159	$7,599

Supplement disclosure of cash paid during the period:
Interest	$49	$46

Supplemental non-cash investing and financing activities:
Purchase of prepaid maintenance contracts under capital lease	$172	$—

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

— UNAUDITED —

1. BASIS OF PRESENTATION

The accompanying financial statements of Rainmaker Systems, Inc. (“Rainmaker,” “we,” “our,” “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements are unaudited but reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results to be expected for the year ending December 31, 2003, or any other period. These financial statements should be read in conjunction with Rainmaker’s financial statements and notes thereto included in Rainmaker’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Stock-Based Compensation

As of June 30, 2003, we had two stock-based compensation plans, the 2003 Stock Incentive Plan, described below, and the 1999 Employee Stock Purchase Plan, which is more fully described in Note 8 of our Annual Report on Form 10-K.

In May 2003, the stockholders approved the 2003 Stock Incentive Plan (the “2003 Plan”). The 2003 Plan replaced the 1999 Stock Incentive Plan, which is more fully described in Note 8 of our Annual Report on Form 10-K. The 2003 Plan provides for the issuance of incentive stock options or nonqualified stock options to employees, consultants and non-employee members of the board of directors, and issuance of shares of common stock for purchase or as a bonus for services rendered. Options granted under the 2003 Plan are priced at not less than 100% of the fair value of the common stock on the date of grant and have a maximum term of ten years from the date of grant. In the case of incentive stock options granted to employees who own 10% or more of our outstanding common stock, the exercise price may not be less than 110% of the fair value of the common stock on the date of grant and such options will have a maximum term of five years from the date of grant. Options granted to employees and consultants become exercisable and vest in one or more installments over varying periods ranging up to five years as specified by the board of directors. Unexercised options expire upon, or within, six months of termination of employment, depending on the circumstances surrounding termination.

The 2003 Plan provides for a fixed issuance amount to non-employee members of the board of directors at prices not less than 100% of the fair value of the common stock on the date of grant and a maximum term of ten years from the date of grant. Generally, options granted to non-employee members of the board of directors are immediately exercisable and vest in two or more installments over periods ranging from twelve to twenty-four months from the date of grant. Unvested options expire twelve months from the date termination of service as a non-employee member of the board of directors.

The number of shares authorized for grant under the 2003 Plan automatically increases annually on the first trading date of January by an amount equal to the lesser of 4% of our outstanding common stock at December 31 or 3,000,000 shares. As of the effective date of the 2003 Plan, a total of 7,173,524 shares were authorized and available for future grant under the 2003 Plan and no shares remained available for future grant under our 1999 Plan (see description of 1999 Plan in Note 8 of our Annual Report on Form 10-K).

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

For the three and six months ended June 30, 2003 and 2002, we recorded no stock-based compensation. Had we recognized compensation expense for the grant date fair value of stock-based awards granted to employees and non-employee members of our Board of Directors, our net loss and net loss per share would have increased to the pro forma amounts below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss as reported	$(906)	$(1,249)	$(1,708)	$(2,604)
Total stock-based employee compensation expense determined under the fair value method	(122)	(131)	(244)	(287)

Pro forma net loss	$(1,028)	$(1,380)	$(1,952)	$(2,891)

Basic and diluted net loss per share as reported	$(0.02)	$(0.03)	$(0.04)	$(0.07)

Basic and diluted net loss per share pro forma	$(0.03)	$(0.04)	$(0.05)	$(0.07)

For pro forma purposes, the estimated fair value of our stock-based grants is amortized using the graded method over the options’ vesting period for stock options granted under the 2003 and 1999 Stock Incentive Plans and the purchase period for stock purchases under the employee stock purchase plan.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003, variable interest entities in which an enterprise obtains an interest after that date, and variable interest entities in which an enterprise obtained an interest prior to FIN 46’s issuance date and in which such interest remains as of July 1, 2003. We do not have any ownership in any variable interest entities as of June 30, 2003, and therefore, adoption of FIN 46 did not have a material impact on our financial statements in the three and six months ended June 30, 2003, nor did it have a material impact on our financial statements upon its full adoption on July 1, 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards on the classification and measurement of financial instruments. SFAS 150 requires that an issuer classify certain financial instruments as liabilities, including instruments issued in the form of mandatorily redeemable shares, instruments that, at inception, embody an obligation to repurchase the issuer’s equity shares or is indexed to such an obligation, and instruments that embody an obligation that the issuer must or may settle by using a variable number of its equity securities in certain circumstances. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for interim periods beginning after June 15, 2003. Adoption of SFAS 150 did not have a material impact on our financial statements.

In March 2003, the FASB reached a consensus on Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform or deliver multiple revenue-generating activities, including products, services and/or rights to use assets. Specifically, EITF 00-21 provides a model to be used to determine a) how the arrangement consideration should be measured, b) whether the arrangement should be divided into separate units of accounting, and if so, c) how the arrangement consideration should be allocated to the separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in interim periods beginning after June 15, 2003. Adoption of EITF 00-21 did not have a material impact on our financial statements.

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

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic and diluted:
Net loss	$(906)	$(1,249)	$(1,708)	$(2,604)

Weighted-average common shares	38,875	38,666	38,854	38,646
Less: weighted-average shares subject to repurchase	—	(1)	—	(1)

Weighted-average common shares outstanding - basic and diluted	38,875	38,665	38,854	38,645

Net loss per share - basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.07)

Options to purchase 4,523,981 and 2,331,722 shares of common stock were outstanding at June 30, 2003 and 2002, respectively, and were not included in the diluted net loss per share computation, as the effect of including such shares would be antidilutive because of the net loss recorded in each period. At June 30, 2003 and 2002, there were zero and 1,325, respectively, common shares subject to repurchase.

4. COMPREHENSIVE LOSS

Comprehensive loss consists of net loss adjusted for the effect of unrealized holding gains or losses on available-for-sale securities. For the three and six months ended June 30, 2003, the unrealized holding loss was zero and for the three and six months ended June 30, 2002, the unrealized holding loss was $24,000 and $44,000, respectively. Comprehensive loss for the three and six months ended June 30, 2003 was $906,000 and $1.7 million, respectively, and for the three and six months ended June 30, 2002 was $1.3 million and $2.6 million, respectively.

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

As of December 31, 2002, all severance and legal costs related to the restructuring program had been paid and there were no remaining obligations for severance or legal costs related to the restructuring. The remaining cash expenditures as of June 30, 2003, related to lease cancellation and facility exit costs will be paid monthly through December 2003.

The following table summarizes the activity related to the restructuring liability for the three and six months ended June 30, 2003 (in thousands):

	Lease Cancellation and Facility Exit Costs	Accrued Restructuring Costs and Related Charges
Balance at December 31, 2002	$223	$223
Utilization of reserve - cash payments	(116)	(116)
Recovery of excess restructuring reserve	—	—

Balance at March 31, 2003	107	107

Utilization of reserve - cash payments	(54)	(54)
Recovery of excess restructuring reserve	—	—

Balance at June 30, 2003	$53	$53

6. SEGMENT REPORTING

We operate in one market segment, the marketing and sale of technology companies’ products and services to their customers. We primarily operate in one geographical segment, North America. Substantially all of our sales are made to our clients’ customers in the United States.

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

8. RELATED PARTY TRANSACTIONS

In prior years and during the period ended June 30, 2002, we purchased inventories and service agreements from a client who had a board member who also sits on our Board of Directors. Effective June 28, 2002, this board member was no longer on the board of our client. Total purchases from this client during the three and six months ended June 30, 2002 amounted to $451,000 and $1.1 million, respectively. During the same three- and six-month periods, we received marketing development fund reimbursements of $14,000 and $32,000, respectively, from that client. At December 31, 2002, all outstanding payables to this client were included in the accompanying balance sheets as a component of accounts payable. There were no outstanding payables to this client at June 30, 2003.

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

9. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and Contingencies

During February 2003, we entered into a capital lease for maintenance services in the amount of $172,000, with an effective annual interest rate of 9.4%. The lease is for a period of twelve months and payments are made monthly. Future minimum lease payments for the remainder of 2003 are $90,000 and for 2004 are $15,000.

Guarantees

As security for four of our capital leases, in 2002 we entered into two separate letters of credit in the original amounts of $89,000 and $124,000. These letters of credit will decline over time as we pay down the associated obligations that they secure. As of June 30, 2003, these letters of credit had current values of $22,000 and $62,000, respectively. On July 1, 2003, the letter of credit in the original amount of $89,000 expired and the current value was reduced to zero. Additionally, on July 1, 2003, the current value of the remaining letter of credit was reduced to $31,000.

In December 2002, we obtained a standby letter of credit in the original amount of $770,000 as security for our financing obligations related to certain of our liability insurance premiums. The letter of credit declines over time as we pay down the associated financing obligation that it secures. As of June 30, 2003, this letter of credit had a current value of $755,000. On July 17, 2003, the current value of this letter of credit was reduced to $552,000.

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

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of June 30, 2003 or December 31, 2002.

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

Overview

We are a leading outsource provider of sales and marketing programs for service contracts. Our cost-effective programs generate service revenue and promote customer retention for our clients. Core services include professional telesales, direct marketing and hosted ecommerce. Additional services include customer database enhancement, CRM technology integration and order management. These services are available individually or as an integrated solution.

We incurred operating losses and net losses for the three and six months ended June 30, 2003 and for the years ended December 31, 2002, 2001 and 2000. We also continue to invest in new clients. New clients may require significant up-front investments, including the costs to hire additional staff and create the necessary infrastructure to deliver our services. These costs are typically incurred some time before significant revenue is generated. We now charge for many of these costs; however, these costs could have an adverse effect on our future financial condition and operating results, depending on market acceptance of new service combinations and pricing options.

Beginning in the second half of 2000 and continuing through June 30, 2003, we have focused on our core service contracts business. The portion of our net revenues from our core service contracts business was 95% and 96% for the three and six months ended June 30, 2003, respectively, as compared to 93% for the three and six months ended June 30, 2002. In addition to focusing on our core service contracts business, in the second half of 2001, we implemented a restructuring program to streamline our operations and reduce our operating expenses. As part of these restructuring activities, we reduced headcount by 39 positions and wrote-off abandoned facilities, property and equipment. In connection with these actions, we recorded restructuring and other related charges of $2.4 million in 2001. During 2002, we recorded recoveries of restructuring and other related charges of $240,000, resulting from lower than anticipated employee severance and legal costs and a reduction in the lease term for our unoccupied facility.

As of December 31, 2002, all severance and legal costs related to the restructuring program had been paid and there were no remaining obligations for severance and legal costs related to the restructuring. The following table summarizes the activity related to the restructuring liability for the three and six months ended June 30, 2003 (in thousands):

	Lease Cancellation and Facility Exit Costs	Accrued Restructuring Costs and Related Charges
Balance at December 31, 2002	$223	$223
Utilization of reserve - cash payments	(116)	(116)
Recovery of excess restructuring reserve	—	—

Balance at March 31, 2003	107	107

Utilization of reserve - cash payments	(54)	(54)
Recovery of excess restructuring reserve	—	—

Balance at June 30, 2003	$53	$53

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

Revenue Recognition and Presentation

Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the client’s customer is received; the service contract or maintenance agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain unfulfilled. Revenue from product sales is recognized at the time of shipment of the product directly to the client’s customer. Revenue from services we perform is recognized as the services are accepted. Revenue from fee-based activities, such as customized integration and development, is recognized once these services have been delivered. A substantial amount of our sales transactions are reported based on the gross amount we bill to our clients’ customers for products and services, since we take title and assume risk of loss for products and service contracts sold, we can sell the products or service contracts at prices we determine, and we assume the full credit risk for the products and service contracts. However, we also sell products and services on behalf of our clients whereby, based on the evaluation of the specific facts and circumstances, we record revenue equal to the net amount that we earn in the transaction. The difference between our gross billings, a measurement of the total volume of products and services billed by us to our clients’ customers, and our net revenue earned was $4.9 million and $9.7 million in the three and six months ended June 30, 2003, respectively, and $949,000 and $1.1 million for the three and six months ended June 30, 2002, respectively. See reconciliation of net services revenue and gross billings under the captions “Comparison of Three Months Ended June 30, 2003 and 2002” and “Comparison of Six Months Ended June 30, 2003 and 2002.”

The aspects of our revenue recognition policy that involve significant judgments and estimates include the following:

Gross versus Net Presentation - We evaluate each arrangement with our clients to determine whether we should report revenue as the gross amount billed to our client’s customer versus the net amount earned in the transaction. In determining whether to report revenue at the gross amount or net amount, we evaluate the existence of specific indicators as provided in the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principle versus Net as an Agent.” The primary indicators include, but are not limited to, 1) whether the vendor is the primary obligor in the transaction, 2) whether the vendor assumes general inventory risk, 3) whether the vendor has latitude for setting the pricing for the goods or services it sells to its customers, and 4) whether the vendor bears credit risk in the transaction. The evaluation of the indicators involves significant management judgment. To the extent that facts or circumstances change, our conclusion as to whether to report revenue at the gross amount or net amount may change, which could have a significant impact on our reported net revenues, although it would not impact our gross billings, net income (loss), financial position or cash flows.

Collectibility - We assess the probability of collection based on a number of factors, including past transaction history and/or the creditworthiness of our clients’ customers, which is based on current published credit ratings, current events and circumstances regarding the business of our client’s customer and other factors that we believe are relevant. If we determine that collection is not reasonably assured, we defer recognition until such time as collection becomes reasonably assured, which is generally upon receipt of cash payment.

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

As of December 31, 2002, our restructuring actions related to employee severance, legal and other costs were complete and we had no remaining obligations related to such activities. The remaining cash expenditures related to our restructuring liability of $53,000 as of June 30, 2003, are expected to be made over the remaining term of our facility lease, which expires in December 2003.

Concentrations

We generate a significant portion of our net revenues from the marketing and selling of products and services for a limited number of clients. For the three and six months ended June 30, 2003, sales to customers of Hewlett-Packard Company (“HP”), Sybase, Inc. (“Sybase”) and Nortel Networks, Inc. (“Nortel”) each accounted for more than 10% of our net revenues. In the three and six months ended June 30, 2002, sales to customers of HP, Sybase and Nortel each accounted for more than 10% of net revenues. For the three months ended June 30, 2003 and 2002, sales to customers of the previously mentioned clients collectively accounted for 92% and 93%, respectively, of net revenues and for the six months ended June 30, 2003 and 2002, sales to customers of the previously mentioned clients collectively accounted for 91% and 91%, respectively, of our net revenues. No individual client’s customers in the aggregate accounted for more than 45% and 34% of net revenues, respectively, in the three months ended June 30, 2003 and 2002.

As a percentage of gross billings, Dell Products, L.P. (“Dell”), HP, Sybase and Nortel, each accounted for more than 10% of our gross billings in the three and six months ended June 30, 2003. For the three months ended June 30, 2002, sales to customers of Dell, HP, Sybase and Nortel each accounted for more than 10% of our gross billings and for the six months ended June 30, 2002, sales to customers of HP, Sybase and Nortel each accounted for more than 10% of our gross billings. For the three months ended June 30, 2003 and 2002, sales to customers of the previously mentioned clients collectively accounted for 97% and 96%, respectively, of gross billings and for the six months ended June 30, 2003 and 2002, sales to customers of the previously mentioned clients collectively accounted for 98% and 86%, respectively, of gross billings. No individual client’s customers in the aggregate accounted for more than 37% and 32% of our gross billings in the three months ended June 30, 2003 and 2002, respectively. Gross billings represents the amount we invoice to our clients’ customers and we believe it provides a meaningful indication of the volume of our business. See the reconciliation of net services revenue to gross billings below under the captions “Comparison of Three Months Ended June 30, 2003 and 2002” and “Comparison of Six Months Ended June 30, 2003 and 2002.”

We have outsource services agreements with our clients that expire at various dates ranging from July 2004 to January 2005. Many of our client agreements contain automatic renewal clauses. These clients may, however, terminate their contracts in accordance with the provisions of each contract. In most cases, a client must provide us with advance written notice of its intention to terminate.

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

Related Party Transactions

In prior years and during the period ended June 30, 2002, we purchased inventories and service agreements from a client who had a board member who also sits on our Board of Directors. Effective June 28, 2002, this board member was no longer on the board of our client. Total purchases from such client during the three and six months ended June 30, 2002 amounted to $451,000 and $1.1 million, respectively. During the same three- and six-month periods, we received marketing development fund reimbursements of $14,000 and $32,000, respectively, from that client. At December 31, 2002, all outstanding payables to this client have been included in the accompanying balance sheets as a component of accounts payable. There were no outstanding payables to this client at June 30, 2003.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net services revenue	100.0%	100.0%	100.0%	100.0%
Cost of services revenue	67.6%	72.9%	68.2%	72.3%

Gross profit	32.4%	27.1%	31.8%	27.7%

Sales and marketing	17.4%	13.4%	16.7%	13.1%
Technology	4.8%	7.3%	4.4%	7.9%
General and administrative	15.6%	14.1%	15.3%	15.9%
Depreciation and amortization	3.8%	5.2%	3.8%	6.0%

	41.6%	40.0%	40.2%	42.9%

Operating loss	-9.2%	-12.9%	-8.4%	-15.2%

Interest and other (expense) income, net	-0.1%	0.1%	-0.2%	0.1%

Loss before income taxes	-9.3%	-12.8%	-8.6%	-15.1%

Income tax benefit	0.0%	0.0%	-0.1%	-0.8%

Net loss	-9.3%	-12.8%	-8.5%	-14.3%

Comparison of Three Months Ended June 30, 2003 and 2002

Net Services Revenue. Net services revenue remained flat at $9.7 million for the three months ended June 30, 2003 and 2002. Growth in the overall volume of transactions and increased revenue from new clients’ services sales of $487,000 was offset by the decline in net revenues from services sales of clients with which we no longer do business of $554,000.

A substantial amount of our net services revenue is reported based on the gross amounts we bill to our clients’ customers for their products and services. We also sell products and services on behalf of our clients whereby we record revenue equal to the net amount that we earn in the transaction. Pursuant to guidance in Emerging Issues Task Force Consensus No. 99-19, we also disclose gross billings in our financial statements, a measurement of the total volume of products and services billed by us to our clients’ customers for their products and services. We believe that gross billings, a non-GAAP financial measure, provides a meaningful indication of the volume of our business activity. Gross billings increased 36.5% to $14.6 million for the three months ended June 30, 2003, from $10.7 million for the comparable period of 2002. The increase is primarily due to increased volume from new clients for which we had $5.7 million of gross billings in the three months ended June 30, 2003, as compared to $1.2 million in the comparable period of 2002. This increase was partially offset by a decrease in gross billings related to terminated clients of $554,000 and changes in the volume of existing clients of $76,000. The following table reconciles our net services revenue and our gross billings for the three months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,
	2003	2002
Net services revenue	$9,657	$9,724
Difference between the amount invoiced to our clients’ customers and amount reported as net services revenue	4,916	949

Gross billings	$14,573	$10,673

Gross Profit. Gross profit increased 19.2% to $3.1 million for the three months ended June 30, 2003, from $2.6 million for the comparable period in 2002. Gross margin increased to 32.4% for the three months ended June 30, 2003, compared to 27.1% during the comparable period of the prior year. The increase in gross margin was due primarily to a change in the mix of existing clients and the increased proportion of net services revenues being reported at the amount we earn in the transaction as compared the being reported based on the amount we bill to our clients’ customers. In addition, gross margin increased as a result of the mix of our clients’ products and services that we sell. The change in gross profit was the result of the increase in gross margin. We expect our gross margins to continue to vary based on the mix of clients and the services provided.

Sales and Marketing Expenses. Sales and marketing expenses increased 30.8% to $1.7 million for the three months ended June 30, 2003, from $1.3 million for the comparable period of 2002. This increase is primarily due to an increase of $306,000 related to allocations of certain technology and general and administrative overhead expenses to sales and marketing expenses for the three months ended June 30, 2003 as compared to the comparable period in 2002. In 2002, these costs were included in technology and general and administrative expenses as there were no allocation of technology and administrative expenses. In addition, compensation and benefits costs increased $95,000 for the three months ended June 30, 2003 as compared to the comparable period in 2002 as a result of an increase in headcount. The average sales and marketing headcount increased from 43 in the three months ended June 30, 2002 to 49 in the three months ended June 30, 2003.

Technology Expenses. Technology expenses decreased 34.0% to $467,000 for the three months ended June 30, 2003, from $708,000 for the comparable period of 2002. This decrease is the result of the allocation of certain technology-related overhead expenses to sales and marketing and general and administrative expenses in the amount of $228,000 for the three months ended June 30, 2003. In 2002, such costs were included in technology expenses as there were no allocation of technology and administrative expenses.

General and Administrative Expenses. General and administrative expenses increased 7.1% to $1.5 million for the three months ended June 30, 2003, as compared to $1.4 million for the comparable period of 2002. Increased compensation and related costs of $122,000, and legal, investor relations and professional fees of $144,000 were partially offset by the allocation of certain general and administrative overhead expenses in the amount of $79,000 from general and administrative expenses to technology and sales and marketing expenses. In 2002, these costs were included in general and administrative expenses as there were no allocations of technology or general and administrative expenses.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased 27.6% to $367,000 for the three months ended June 30, 2003, from $507,000 for the comparable period in 2002. The decrease is the result of lower depreciation expense on lower property and equipment balances in 2003 as compared to 2002.

Interest and Other (Expense) Income, Net. The components of interest and other (expense) income, net are as follows (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2003	2002	$ Amt	%
Interest income	$12	$31	$(19)	-61.3%
Interest expense	(28)	(20)	8	-40.0%
Other income	7	—	7	na

	$(9)	$11	$(20)	-181.8%

The decrease in interest income was attributable to lower average interest rates and, to a lesser extent, lower invested balances. The increase in interest expense was the result of higher average capital lease and financing obligation balances outstanding for the three months ended June 30, 2003, as compared to the comparable period in 2002.

Comparison of Six Months Ended June 30, 2003 and 2002

Net Services Revenue. Net services revenue increased 10.4% to $20.1 million for the six months ended June 30, 2003, from $18.2 million in comparable period in 2002. Growth in the overall volume of transactions and increased revenue from new clients’ services sales of $3.1 million offset the decline in net revenues from services sales of clients with which we no longer do business of $1.2 million.

A substantial amount of our net services revenue is reported based on the gross amounts we bill to our clients’ customers for their products and services. We also sell products and services on behalf of our clients whereby we record revenue equal to the net amount that we earn in the transaction. Pursuant to Emerging Issues Task Force Consensus No. 99-19, we also disclose gross billings in our financial statements, a measurement of the total volume of products and services billed by us to our clients’ customers for their products and services. We believe that gross billings, a non-GAAP financial measure, provides a meaningful indication of the volume of our business activity. Gross billings increased 53.9% to $29.7 million for the six months ended June 30, 2003, from $19.3 million for the comparable period of 2002. The increase is primarily due to increased volume from new clients for which we had $11.2 million of gross billings in the six months ended June 30, 2003, as compared to $1.2 million in the comparable period of 2002. In addition, increases in the volume of existing clients offset the decline in gross billings related to terminated clients of $1.4 million. The following table reconciles our net services revenue and our gross billings for the six months ended June 30, 2003 and 2002 (in thousands):

	Six Months Ended June 30,
	2003	2002
Net services revenue	$20,066	$18,209
Difference between the amount invoiced to our clients’ customers and amount reported as net services revenue	9,669	1,081

Gross billings	$29,735	$19,290

Gross Profit. Gross profit increased 28.0% to $6.4 million for the six months ended June 30, 2003, from $5.0 million for the comparable period in 2002. Gross margin increased to 31.8% for the six months ended June 30, 2003, compared to 27.7% during the comparable period of the prior year. The increase in gross margin was due primarily to a change in the mix of existing clients and the increased proportion of net services revenues being reported at the amount we earn in the transaction as compared the being reported based on the amount we bill to our clients’ customers. In addition, gross margin increased as a result of the mix of our clients’ products and services that we sell. The increase in gross profit for the six months ended June 30, 2003 as compared to the same period in 2002 is due in part to the increase in net services revenue and in part to the increase in gross margin. We expect our gross margins to continue to vary based on the mix of clients and the services provided.

Sales and Marketing Expenses. Sales and marketing expenses increased 41.7% to $3.4 million for the six months ended June 30, 2003, from $2.4 million for the comparable period of 2002. This increase is primarily due to an increase of $657,000 related to allocations of certain technology and general and administrative overhead expenses to sales and marketing expenses for the six months ended June 30, 2003 as compared to the comparable period in 2002. In 2002, these costs were included in technology and general and administrative expenses as there were no allocations of technology and general and administrative expenses. Also contributing to the increase in sales and marketing expenses was compensation and benefits costs, which increased $227,000 for the six months ended June 30, 2003 as compared to the comparable period in 2002 as a result of an increase in headcount. The average sales and marketing headcount increased from 46 in the six months ended June 30, 2002 to 50 in the six months ended June 30, 2003. In addition, an increase in client marketing activities resulted in increased marketing expense of $98,000 for the six months ended June 30, 2003 as compared to the comparable period in 2002.

Technology Expenses. Technology expenses decreased 35.7% to $892,000 for the six months ended June 30, 2003, from $1.4 million for the comparable period of 2002. This decrease is the result of the allocation of certain technology-related overhead expenses to sales and marketing and general and administrative expenses in the amount of $491,000 for the six months ended June 30, 2003. In 2002, such costs were included in technology expenses as there were no allocations of technology and general and administrative expenses.

General and Administrative Expenses. General and administrative expenses increased 6.9% to $3.1 million for the six months ended June 30, 2003, as compared to $2.9 million for the comparable period of 2002. Increased compensation and related costs of $219,000, and investor relations expenses of $150,000 were partially offset by decreased utilities of $52,000 and the allocation of certain general and administrative overhead expenses in the amount of $166,000 from general and administrative expenses to technology and sales and marketing expenses. In 2002, these costs were included in general and administrative expenses as there were no allocations of technology and general and administrative expenses.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased 30.1% to $768,000 for the six months ended June 30, 2003, from $1.1 million for the comparable period in 2002. The decrease is the result of lower depreciation expense on lower property and equipment balances in 2003 as compared to 2002.

Interest and Other (Expense) Income, Net. The components of interest and other (expense) income, net are as follows (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2003	2002	$ Amt	%
Interest income	$34	$69	$(35)	-50.7%
Interest expense	(68)	(46)	22	-47.8%
Other income	7	—	7	na

	$(27)	$23	$(50)	-217.4%

The decrease in interest income was attributable to lower average interest rates and, to a lesser extent, lower invested balances. The increase in interest expense was the result of higher average capital lease and financing obligation balances outstanding for the six months ended June 30, 2003, as compared to the comparable period in 2002.

Income Tax Benefit. In March 2002, the Internal Revenue Service Issued the Job Creation and Worker Assistance Act of 2002, which extended the regular and alternative minimum tax net operating loss carryback period from two years to five years for losses arising in 2001 or 2002. As a result of this new law, we recorded an income tax benefit of $146,000 during the six months ended June 30, 2002, attributable to the recovery of income taxes paid in prior periods. In addition, as a result of this recovery, we recorded an income tax benefit of $23,000 during the six months ended June 30, 2003, attributable to previously unrecognized prior year research and development credits released as a result of this new law.

Liquidity and Sources of Capital

Cash and cash equivalents were $6.2 million at June 30, 2003 as compared to $8.1 million at December 31, 2002. Working capital was $2.1 and $3.3 million at June 30, 2003 and December 31, 2002, respectively. Net accounts receivable decreased $56,000 or 10.0% from December 31, 2002 to June 30, 2003, primarily as a result of decreased volume of sales transactions during the period. Our days sales outstanding, on a net services revenue basis, were 57 days at June 30, 2003, as compared to 49 days at December 31, 2002 and 41 days at June 30, 2002. A substantial amount of our net services revenue is reported based on the gross amounts we bill to our clients’ customers. We also sell products and services on behalf of our clients whereby we record revenue equal to the net amount that we earn in the transaction. Pursuant to Emerging Issues Task Force Consensus No. 99-19, we disclose gross billings in our financial statements, a measurement of the total volume of products and services billed by us to our clients’ customers. We believe that gross billings, a non-GAAP financial measure, provides a meaningful indication of the volume of our business activity. Our accounts receivable balance is predominantly composed of the amounts we bill to our clients’ customers, regardless of whether we record revenue equal to the gross amount we bill to our clients’ customer or the amount that we earn in the transaction. As a result, we also disclose our days sales outstanding on a gross billings basis. On a gross billings basis, our days sales outstanding were 38 days at June 30, 2003, as compared to 37 days at June 30, 2002. The following table reconciles net services revenue to gross billings and net services revenue days sales outstanding to days sales outstanding on a gross billings basis for the three months ended June 30, 2003 and 2002, respectively (dollars in thousands):

	Three Months Ended June 30,
	2003	2002
Net services revenue	$9,657	$9,724
Difference between the amount invoiced to our clients’ customers and the amount earned by us under the transaction	4,916	949

Gross billings	$14,573	$10,673

Net accounts receivable March 31	$6,520	$4,012
Net accounts receivable June 30	5,546	4,683

Average net accounts receivable	$6,033	$4,348

Number of days in quarter	91	91

Net services revenue per day	$106	$107

Gross billings per day	$160	$117

Net revenue days sales outstanding	57	41

Gross billings days sales outstanding	38	37

Cash used in operating activities during the six months ended June 30, 2003, was $931,000, as compared to $712,000 during the six months ended June 30, 2002. Cash used in operating activities during the six months ended June 30, 2003, was primarily the result of net loss, adjusted for non-cash items, of $1.0 million and a decrease in accounts payable, accrued compensation and benefit and accrued restructuring and other charges totaling $800,000. These uses of cash were partially offset by a decrease in current assets of $679,000 and an increase in other current liabilities of $219,000. In the six months ended June 30, 2002, net cash used in operating activities was the result of net loss, adjusted for non-cash items, of $1.6 million, offset by a net increase in current liabilities of $448,000 and a net decrease in current assets of $430,000.

Cash used in investing activities during the six months ended June 30, 2003 was $256,000, compared to cash provided by investing activities of $42,000 during the six months ended June 30, 2002. For the six months ended June 30, 2003, cash used in investing activities was the result of purchases of certain property and equipment during the period, while cash provided by investing activities during the six months ended June 30, 2002, was the result of proceeds from the sale of investments.

Cash used in financing activities during the six months ended June 30, 2003 and 2002, was $782,000 and $337,000, respectively, and was the result of repayments of our debt obligations.

Our principal source of liquidity as of June 30, 2003 consisted of $6.2 million of cash and cash equivalents. We anticipate that our existing capital resources and cash flow expected to be generated from future operations will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months.

Off-Balance Sheet Arrangements

Leases

As of June 30, 2003, we have operating leases of our facility and certain property and equipment that expire at various times through 2007. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and cash flow related to purchasing the assets. During the three and six months ended June 30, 2003, we recorded rent expense related to these leases of $118,000 and $241,000, respectively.

Guarantees

As security for four of our capital leases, in 2002 we entered into two separate letters of credit in the original amounts of $89,000 and $124,000. These letters of credit will decline over time, in accordance with the remaining balance payable under the financing which they secure. As of June 30, 2003, these letters of credit had current values of $22,000 and $62,000, respectively. On July 1, 2003, the letter of credit in the original amount of $89,000 expired and the current value was zero. Additionally, on July 1, 2003, the current value of the remaining letter of credit was reduced to $31,000.

In December 2002, we obtained a standby letter of credit in the original amount of $770,000 as security for our financing obligations related to certain of our liability insurance premiums. The letter of credit declines over time in accordance with the remaining balance of our financing obligation. As of June 30, 2003, this letter of credit had a current value of $755,000. On July 17, 2003, the current value of this letter of credit was reduced to $552,000.

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

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of June 30, 2003 or December 31, 2002.

Contractual Obligations

During February 2003, we entered into a financing lease for maintenance services in the amount of $172,000, with an effective annual interest rate of 9.4%. The lease is for a period of twelve months and payments are made monthly. Future minimum lease payments in the remainder of 2003 are $90,000 and for 2004 are $15,000.

Factors That May Affect Future Results and Market Price of Stock

We have incurred recent losses and expect to incur losses in the future.

We incurred an operating loss of $897,000 and $1.7 million and net loss of $906,000 and $1.7 million for the three and six months ended June 30, 2003, respectively, an operating loss of $3.8 million and net loss of $3.5 million for 2002, and an operating loss of $14.7 million and net loss of $14.4 million for 2001. We may incur losses in the future, depending on the timing of signing of new clients, impact of new and existing clients, our decisions to further invest in our technology or infrastructure, and our ability to continue to increase our operating efficiencies.

Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client could result in a substantial decrease in our revenue.

We have generated a significant portion of our revenue from a limited number of clients. For the three and six months ended June 30, 2003, sales to customers of HP, Sybase and Nortel each accounted for more than 10% of our net revenues. In the three and six months ended June 30, 2002, sales to customers of HP, Sybase and Nortel each accounted for more than 10% of net revenues. In the three months ended June 30, 2003 and 2002, sales to customers of the previously mentioned clients collectively accounted for 92% and 93%, respectively, of net revenues. And for the six months ended June 30, 2003 and 2002, sales to customers of the previously mentioned clients collectively accounted for 91% and 91%, respectively, of our net revenues. No individual client’s customers accounted for more than 45% and 34% of net revenues, respectively, in the three months ended June 30, 2003 and 2002.

As a percentage of gross billings, Dell, HP, Sybase and Nortel, each accounted for more than 10% of our gross billings in the three and six months ended June 30, 2003. For the three months ended June 30, 2002, sales to customers of Dell, HP, Sybase and Nortel each accounted for more than 10% of our gross billings and for the six months ended June 30, 2002, sales to customers of HP, Sybase and Nortel each accounted for more than 10% of our gross billings. For the three months ended June 30, 2003 and 2002, sales to customers of the previously mentioned clients collectively accounted for 97% and 96%, respectively, of gross billings and for the six months ended June 30, 2003 and 2002, sales to customers of the previously mentioned clients collectively accounted for 98% and 86%, respectively, of gross billings. No individual client’s customers in the aggregate accounted for more than 37% and 32% of our gross billings in the three months ended June 30, 2003 and 2002, respectively. Gross billings represents the amount we invoice to our clients’ customers and we believe it provides a meaningful indication of the volume of our business. See the reconciliation of net services revenue to gross billings as included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Liquidity and Sources of Capital.”

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

Terrorist acts or acts of war my cause damage to our employees, facilities, clients, our clients’ customers and our vendors, which could significantly impact our revenues, costs and expenses and financial position. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot be presently predicted. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

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

Our success depends to a significant extent upon the contributions of our executive officers and key sales and technical personnel and our ability to attract and retain highly qualified sales, technical and managerial personnel. Competition for personnel is intense as these personnel are limited in supply. We have at times experienced difficulty in recruiting qualified personnel, and there can be no assurance that we will not experience difficulties in the future. Any difficulties could limit our future growth. The loss of certain key personnel, particularly Michael Silton, president and chief executive officer, and Martin Hernandez, our chief operating officer and chief financial officer, could seriously harm our business. We have obtained life insurance policies in the amount of $6.3 million on Michael Silton and $3.0 million on Martin Hernandez.

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

Our business strategy may include expansion into international markets. As a result, we may need to establish international operations, hire additional personnel and establish relationships with additional clients and customers in those markets. This expansion may require significant financial resources and management attention and could have a negative effect on our earnings. We cannot assure you that we will be successful in creating international demand for our CRM services or that we will be able to effectively sell our clients’ products and services in international markets.

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

We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our trade secrets, copyrights, trademarks, service marks, trade names or other proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe the intellectual property rights of others, other parties may assert infringement claims against us that we violated their intellectual property rights. These claims, even if not true, could result in significant legal and other costs and may be a distraction to management. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States, so if our business expands into foreign countries, risks associated with protecting our intellectual property will increase. We have applied to register the RAINMAKER SYSTEMS, RAINMAKER (and Design), CONTRACT RENEWALS PLUS, and EDUCATION SALES PLUS service marks in the United States and certain other countries. We have received registrations or have pending applications for the RAINMAKER SYSTEMS service mark in the United States, Canada, Australia, the European Community, Switzerland, Norway and New Zealand; the RAINMAKER (and Design) service mark in the United States and the European Community; the CONTRACT RENEWAL PLUS service mark in the United States, Switzerland, Canada, Norway and the European Community; and the EDUCATION SALES PLUS mark in the United States and Switzerland.

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

The Federal Trade Commission’s (“FTC’s”) telemarketing sales rules prohibit misrepresentations of the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation and specifically addresses other perceived telemarketing abuses in the offering of prizes. Additionally, the FTC’s rules limit the hours during which telemarketers may call consumers. The Federal Telephone Consumer Protection Act of 1991 contains other restrictions on facsimile transmissions and on telemarketers, including a prohibition on the use of automated telephone dialing equipment to call certain telephone numbers. A number of states also regulate telemarketing and some states have enacted restrictions similar to these federal laws. In addition, a number of states regulate email and facsimile transmissions. The failure to comply with applicable statutes and regulations could result in penalties. There can be no assurance that additional federal or state legislation, or changes in regulatory implementation, or judicial interpretation, of existing or future laws would not limit our activities in the future or significantly increase the cost of regulatory compliance.

Our directors and their affiliates own a large percentage of our stock and can significantly influence all matters requiring stockholder approval.

Our directors, executive officers and entities affiliated with them together beneficially control approximately 48.5% of our outstanding shares (based on the number of shares outstanding as of June 30, 2003). As a result, any significant combination of those stockholders, acting together, may have the ability to control all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Rainmaker, which, in turn, could depress the market price of our common stock.

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

The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rules and rule proposals already made, and Nasdaq has proposed revisions to its requirements for companies that are Nasdaq-listed. We expect these developments to increase our legal compliance costs. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

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

We file sales tax returns in certain states within the United States as required by law and certain client contracts for a portion of the outsourced sales and marketing services that we provide. We do not collect sales or other similar taxes in certain other states and many of the states do not apply sales or similar taxes to the vast majority of the services that we provide. However, one or more states could seek to impose additional sales or use tax-collection and record-keeping obligations on us. Any successful action by state authorities to compel us to collect and remit sales tax, either retroactively or prospectively or both, could adversely affect our results of operations and business.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Rainmaker’s management, with the participation of the its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness Rainmaker’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Rainmaker’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Rainmaker in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Change in Internal Control over Financial Reporting

No change in Rainmaker’s internal control over financial reporting occurred during Rainmaker’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Rainmaker’s internal control over financial reporting.

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

PART II. – OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On May 14, 2003, at the Annual Meeting of Stockholders, Rainmaker’s stockholders approved the following matters:

1. The election of the following persons to the Board of Directors for a one-year term ending in 2004 or until each such director’s successor is duly elected and qualified:

Nominee	Votes For	Votes Against	Abstain	Broker Non-Votes
Michael Silton	36,889,434	0	115,611	0
Robert Leff	36,889,434	0	115,611	0

2. The appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2003:

Votes For	Votes Against	Abstain	Broker Non-Votes
36,963,571	36,352	5,122	0

3. The approval of the 2003 Stock Incentive Plan:

Votes For	Votes Against	Abstain	Broker Non-Votes
19,990,973	482,903	16,662	16,514,507

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following exhibits are filed with this report as indicated below:

10.32	Statement of Work for IBM ServicePac Sales Under IBM Non-Technical Service Agreement #4901AD0002 between International Business Machines and Rainmaker Systems, Inc. dated June 16, 2003 (amends/adds to the IBM Non-Technical Service Agreement #4901AD0002 dated April 6, 2001 filed as Exhibit 10.27 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on August 10, 2001). *

10.33 (1)	2003 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

*	Confidential treatment has been requested by Rainmaker for certain portions of the referenced exhibit pursuant to Rule 24b-2.
(1)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by Rainmaker on July 23, 2003 (Reg. No. 333-107285).

(b)	Reports on Form 8-K

On July 14, 2003, we filed a current report on Form 8-K reporting certain expected financial results for the fiscal quarter ended June 30, 2003.

On July 24, 2003, we filed a current report on Form 8-K to furnish our earnings release reporting financial results for the fiscal quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINMAKER SYSTEMS, INC.

Dated: August 14, 2003	/s/ MICHAEL SILTON
Michael Silton
President and Chief Executive Officer
(Principal Executive Officer)

/s/ MARTIN HERNANDEZ
Martin Hernandez
Secretary, Chief Operating Officer and Chief Financial Officer
(Chief Accounting Officer)