Form 10-K
period 2003-12-31
RAINMAKER SYSTEMS INC
filed 2004-03-18
CIK 1094007

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes ☐    No☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2003, based upon the closing sales price reported by the Nasdaq SmallCap Market on that date was $14.9 million. The aggregate market value of Common Stock held by non-affiliates of the registrant on February 27, 2004, was $40.0 million, based upon the last sales price reported for such date on the Nasdaq SmallCap Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At February 27, 2004, registrant had 44,007,168 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed by Registrant with the Securities and Exchange Commission within 120 days of Registrant’s fiscal year ended December 31, 2003 are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Factors That May Affect Future Results and Market Price of Stock”, that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activities, performance or achievements expressed or implied by such forward-looking statements.

Among the important factors which could cause actual results to differ materially from those in the forward-looking statements are general market conditions, unfavorable economic conditions, our ability to execute our business strategy, the effectiveness of our sales team and approach, our ability to target, analyze and forecast the revenue to be derived from a client and the costs associated with providing services to that client, the date during the course of a calendar year that a new client is acquired, the length of the integration cycle for new clients and the timing of revenues and costs associated therewith, our client concentration given that the Company is currently dependent on a few large client relationships, potential competition in the marketplace, the ability to retain and attract employees, market acceptance of our service programs and pricing options, our ability to maintain our existing technology platform and to deploy new technology, our ability to sign new clients and control expenses, the possibility of the discontinuation of some client relationships, the financial condition of our clients’ business and other factors detailed in the Company’s filings with the Securities and Exchange Commission.

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

RAINMAKER SYSTEMS, INC.

PART I

ITEM 1.  BUSINESS

Introduction

Rainmaker Systems, Inc. (“Rainmaker,” “we,” “our,” “us”) is a leading outsource provider of sales and marketing programs. Our cost-effective programs generate service revenue and promote customer retention for our clients. Core services include professional telesales, direct marketing, and hosted e-commerce. Additional services include customer database enhancement, CRM technology integration, and order management. These services are available individually or as an integrated solution.

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

We believe that companies faced with this type of resource dilemma may find it advantageous to focus on their core strengths and to outsource their non-core functions to others with expertise in those specific areas. Recently, outsourcing has moved from traditional functions such as manufacturing and facilities management to critical areas such as customer service. According to a Gartner forecast in March 2003, combined software and hardware support services in the United States will grow from $121 billion in 2002 to $143 billion in 2006.

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

•	Expertise in Technology Markets. Our understanding of technology customer buying behavior and industry-specific marketing strategies is built upon years of experience and millions of customer contacts. This focus benefits our hardware and software clients through reduced program implementation times and the sharing of best practices from our collective experience.

•	Pay-for-Performance Contracts. We provide our services primarily under pay-for-performance arrangements in which our revenue is based on our ability to sell our clients’ products and services to their customers. Clients can also purchase complementary services, such as additional database management and supplementary marketing programs, on a fee basis. We believe that this business model aligns our activities with the goals of our clients. Under our pay-for-performance model, our programs are designed to develop stronger relationships with our clients’ customers, which lead to a better understanding of the needs of our client’s customers and increase our ability to maximize revenue per client customer.

Our Clients

Our clients consist of hardware and software companies with significant customer bases and products that benefit from focused sales and marketing programs for support contracts or maintenance agreements. We generate a significant portion of our net revenues from sales to the customers of a limited number of clients. In 2003, sales to customers of Hewlett-Packard Company (HP), Sybase, Inc. (Sybase) and Nortel Networks, Inc. (Nortel) each accounted for more than 10% of our net revenues. On a combined basis, sales to customers of these clients accounted for 90% of our net revenues, and no individual client accounted for more than 44% of our net revenues in 2003.

A substantial portion of our sales transactions are reported based on the gross amount we bill to our clients’ customers for products and services. However, we also sell products and services on behalf of our clients whereby, based on the evaluation of the specific facts and circumstances, we record revenue equal to the net amount we earn in the transaction. The difference between our gross billings, the amount we invoice to our client’s customers, for those clients and our net revenue reported in accordance with accounting principles generally accepted in the United States (U.S. GAAP) was $22.7 million in 2003. During 2003, sales to customers of HP, Sybase, Nortel and Dell Products, L.P. each accounted for more than 10% of our gross billings. On a combined basis, sales to customers of these same clients accounted for 99% of our gross billings in 2003, and no individual client accounted for more than 41% of our gross billings.

Reconciliation of Net Services Revenue (US GAAP) to Gross Billings

Year Ended December 31, 2003
Net services revenue (US GAAP)	$41,258
Difference between the amount invoiced to our clients’ customers and the amount earned by us under the transaction	22,710

Gross billings	$63,968

Services

Our primary service offering for sales and marketing of time-based contracts is Contracts Renewals Plus ® (CRP), a modular solution that allows clients to select the services they need, from the most complex, fully outsourced solution to the simplest marketing or telesales project. Our services combine a technology infrastructure, established processes, and trained, customer-oriented personnel to deliver a comprehensive solution that is designed to cost-effectively generate increased revenue from our clients’ customer bases. Our services extend beyond contract sales and renewals to include contract reactivations, conversion of free warranties into paid services, service upgrades, add-on license sales, and new license sales. Our services are designed to effectively profile a client’s customer base and then market and sell service and support contracts. We believe that the more information we obtain concerning a client’s customer, the more likely we will be able to market and sell additional services that meet the needs of the client’s customer. We implement these services using a variety of proprietary systems and communication channels, including web site and email interaction, fax, personal assistance and direct mail. We believe that our services foster deeper, richer customer relationships that strengthen customer loyalty to our clients. During 2003, 2002 and 2001, Contract Renewals Plus generated 96%, 96% and 77% of our net revenue, respectively.

Within CRP, we generate additional sales and cultivate closer customer relationships through innovative sales and marketing programs that include:

•	Web Site and Email Interaction: Our client-branded web sites and email interaction allow our client’s customers to obtain key information and purchase online. We develop a web site managed and operated by us that reflects the look and feel of our clients’ corporate branding. Email campaigns include links to personalized web pages, and alert our client’s customers of product enhancements, special promotions or upcoming renewal dates.

•	Fax and Direct Mail Marketing: In addition to web and email, we use compelling marketing programs, including traditional mail and fax campaigns. These campaigns alert our client’s customers to service, special promotions and renewal opportunities.

•	Personal Assistance and Telesales: We are experts at creating sophisticated inbound and outbound calling programs. We also provide sales assistance to our clients’ customers who email, call or fax in response to marketing campaigns. Our client teams are trained to answer questions, provide detailed product information, pursue up-sell and cross-sell opportunities and close orders.

The Rainmaker Strategy

Our objective is to strengthen our position in providing outsourced sales and marketing services to technology companies. The following are the key elements of our strategy:

•	Sign New Clients. We continue to emphasize our high technology industry focus while seeking to expand the scope of this expertise. We believe that our expertise in providing services to the customer base of our existing clients enhances our ability to help new clients use our services to gain competitive advantages. Our focus enables us to employ industry experts, pursue targeted sales and marketing campaigns, develop effective marketing and customer retention programs and capitalize on referrals from existing clients.

•	Further Penetrate Our Existing Client Base. We use our experience to increase the level of services provided to existing clients, many of whom currently use our services supporting selected product or customer segments.

•	Improve Productivity. We continue to identify areas in which to streamline our processes, and improve our marketing approach for each client’s specific customer base characteristics and deploy technology in order to increase the productivity of our staff and to deliver more efficiently our services. One measure of this improved productivity is total gross profit per employee that increased from an annualized rate of $128,000 in the fourth quarter of 2002 to $134,000 in the fourth quarter of 2003.

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

Services and Technology Development

We use a combination of business processes and technical systems to support our marketing and sales services. We collect customer input and conduct regular internal reviews to identify areas for improvement of our existing processes and systems as well as opportunities for development of new service offerings. We follow best industry practices for developing the design, coding, production, documentation and testing of our processes and systems. Our technical systems are based on a combination of commercially available hardware and software as well as custom software developed internally. Our policy is to select market-leading commercial products and to leverage open-systems development environments for our internal development efforts. We believe this policy provides a stable technical foundation for the development and operation of our technical systems. We focus our proprietary technical development efforts on business functions that are unique to the process of marketing and selling service contracts. These business functions include; the loading, repair and analysis of customer data, direct marketing and telesales activities such as customer interaction tracking, pricing configuration and tracking, sales force automation, e-commerce tools, rapid deployment of client branded service, contract websites, and billing and reporting systems that expedite invoicing and collections as well as the transfer of data and reports to our clients.

Employees

As of December 31, 2003, we employed 96 persons. Our 53 sales and marketing personnel are responsible for promoting and selling our clients’ products, building relationships with our clients’ customers and for promoting our services to new and existing clients. This includes 47 personnel consisting of direct marketing and professional telesales who are responsible for delivering the Company’s end user customer communication programs and driving service contract sales. We also employed 16 technology personnel who develop and maintain the computer, Internet, web and telecommunications infrastructure that provides the foundation for our service offerings. Our remaining 27 employees were in general administration and finance.

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

There are many small and regional players that offer these services, particularly for teleservices and technology integration. A few of the larger companies that offer potentially competitive outsource services include: Convergys Corporation, Digital Impact, Digital River, Inc., Harte-Hanks, Inc., Sitel Corporation, Sykes Enterprises, Inc., and West Corporation. In addition, many large ERP software developers, including Oracle Corporation and Siebel Systems, Inc., and their consulting partners have developed sales and marketing solutions that may compete with our offerings.

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

Intellectual Property and Proprietary Rights

We protect our intellectual property through a combination of service mark, trade name and copyright protection, trade secret protection and confidentiality agreements with our employees and independent contractors, and have procedures to control access to and distribution of our technology, documentation and other proprietary information and the proprietary information of our clients. Effective trade name, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services and products are made available on-line. The steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trade names, trademarks, service marks and similar proprietary rights. In addition, other parties may assert claims of infringement of intellectual property or other proprietary rights against us. The legal status of many aspects of intellectual property on the Internet is currently uncertain. We have applied to register the RAINMAKER SYSTEMS, RAINMAKER (and Design), CONTRACT RENEWALS PLUS, and EDUCATION SALES PLUS services marks in the United States and certain foreign countries, and have received registrations for the RAINMAKER SYSTEMS service mark in the United States, Canada, Australia, the European Community, Switzerland, Norway and New Zealand, the RAINMAKER (and Design) in the United States and the European Community, the CONTRACTS RENEWALS PLUS mark in the United States and Switzerland, and the EDUCATION SALES PLUS mark in the United States and Switzerland.

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

Our business is also subject to regulation in connection with our direct marketing activities. The Federal Trade Commission’s (“FTC’s”) telemarketing sales rules prohibit misrepresentations of the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation and specifically addresses other perceived telemarketing abuses in the offering of prizes. Additionally, the FTC’s rules limit the hours during which telemarketers may call consumers. The Federal Telephone Consumer Protection Act of 1991 contains other restrictions on facsimile transmissions and on telemarketers, including a prohibition on the use of automated telephone dialing equipment to call certain telephone numbers. A number of states also regulate telemarketing and some states have enacted restrictions similar to these federal laws. In addition, a number of states regulate email and facsimile transmissions. The failure to comply with applicable statutes and regulations could have a material adverse effect on our business. There can be no assurance that additional federal or state legislation, changes in regulatory implementation or judicial interpretation of existing or future laws would not limit our activities in the future or significantly increase the cost of regulatory compliance

Financial Information About Geographic Areas

We primarily operate in one geographical segment, North America. Substantially all of our sales are made to our clients’ customers in the United States of America. See “Segment Reporting” in Note 1 to our Financial Statements.

Available Information

Our web site is http://www.rmkr.com. We make available, free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on our website is not part of this report.

ITEM 2.    PROPERTIES

Facilities

Our facility is located in one building in Scotts Valley, California. We occupy approximately 23,430 square feet of floor space covered by a lease that expires on September 30, 2004. We believe that this facility is adequate for our current needs.

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

	Q1	Q2	Q3	Q4
2003
High	$1.10	$0.84	$1.43	$1.48
Low	$0.58	$0.48	$0.69	$1.11
2002
High	$0.43	$0.49	$0.51	$1.22
Low	$0.26	$0.30	$0.21	$0.41

As of February 27, 2004, we had approximately 175 common stockholders of record. On February 27, 2004, the last reported sale price of our common stock on the Nasdaq SmallCap Market was $1.76 per share.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities: Use of Proceeds From Sales of Registered Securities

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

On February 20, 2004, we completed a $7.0 million private placement of common stock and common stock purchase warrants with certain institutional investors. The Company sold an aggregate of approximately 4.67 million shares of common stock at $1.50 per share. As a result of the financing, the Company also issued warrants to purchase an aggregate of approximately 970,673 shares of Rainmaker’s common stock at an exercise price of $1.875 per share. The financing was completed under the provisions of Regulation D of the Securities and Exchange Commission. The net proceeds of the financing of $6.4 million, after direct costs of the transaction, are expected to be used for general corporate purposes including working capital, development of additional business opportunities with existing clients and attracting new clients, continuing investment in its proprietary technology platform and building or acquiring lower cost capacity.

Equity Compensation Plans

The following table summarizes our equity compensation plans at December 31, 2003:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	4,350,253	$0.52	8,487,720
Equity compensation plans not approved by security holders	—	—	—

Total	4,350,253	$0.52	8,487,720

(1)	Number of shares available for future issuance includes 6,826,324 shares of common stock available for future issuance under our 2003 Stock Incentive Plan and 1,661,396 shares of common stock available for future issuance under our 1999 Employee Stock Purchase Plan. See Note 8 to our Financial Statements for a description of our equity compensation plans.

There have been no repurchases by the Company or on its behalf with respect to its equity securities during 2003.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read together with our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The statement of operations data for the years ended December 31, 2003, 2002, and 2001 and the balance sheet data at December 31, 2003 and 2002 are derived from our audited financial statements which are included elsewhere in this annual report. The statement of operations data for the years ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000, and 1999 are derived from our audited financial statements not included herein. Historical results of operations are not necessarily indicative of future results.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Net services revenue	$41,258	$39,312	$41,868	$59,371	$60,665
Cost of services revenue	27,719	28,264	28,812	42,508	41,539
Gross profit	13,539	11,048	13,056	16,863	19,126
Operating expenses:
Sales and marketing	7,335	4,786	8,862	17,740	12,380
Technology	1,731	2,586	5,152	8,655	7,996
General and administrative	6,056	5,857	7,983	9,307	7,109
Depreciation and amortization	1,497	1,906	3,409	2,448	1,454
(Recoveries of) restructuring and other related charges	(23)	(240)	2,389	675	—

Total operating expenses	16,596	14,895	27,795	38,825	28,939

Operating loss	(3,057)	(3,847)	(14,739)	(21,962)	(9,813)
Interest and other (expense) income, net	(25)	(31)	388	1,756	774
Gain from sale of catalog/distributor (1)	—	—	—	50	80

Loss before income taxes	(3,082)	(3,878)	(14,351)	(20,156)	(8,959)
Income tax (benefit) expense	(23)	(373)	—	—	(1,650)

Net loss	(3,059)	(3,505)	(14,351)	(20,156)	(7,309)
Preferred C and D cumulative dividends	—	—	—	—	(1,265)
Excess of redemption of preferred stock over stated value	—	—	—	—	(1,941)

Loss available to common stockholders	$(3,059)	$(3,505)	$(14,351)	$(20,156)	$(10,515)

Net loss per share (2):
Basic	$(0.08)	$(0.09)	$(0.38)	$(0.52)	$(0.49)

Diluted	$(0.08)	$(0.09)	$(0.38)	$(0.52)	$(0.49)

Number of shares used in per share calculations (2):
Basic	38,957	38,684	38,010	38,798	21,300

Diluted	38,957	38,684	38,010	38,798	21,300

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$5,950	$8,128	$8,606	$22,879	$43,885
Working capital	970	3,273	5,599	17,546	43,759
Total assets	15,817	18,681	19,910	42,222	57,867
Long-term debt and capital lease obligations, less current portion	31	96	674	1,041	1,090
Total stockholders’ equity	3,847	6,803	10,284	25,283	45,208

(1)	Effective May 15, 1998, we sold our catalog and distributor businesses.
(2)	See Note 2 to our Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 72A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events and/or future results of operations may differ materially from those contemplated by such forward-looking statements, as a result of the factors described here, and in the documents incorporated herein by reference, including, in particular, those factors described under “Factors That May Affect Future Results and Market Price of Stock.”

Overview

In the following discussion, 2003, 2002 and 2001 refer to the years ended December 31, 2003, 2002 and 2001, respectively.

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

We incurred operating losses and net losses for 2003, 2002 and 2001. In the second half of 2000 and continuing through 2001, we refocused on our core service contracts business and profitable client relationships. The portion of our net revenues from sales of our core service contracts increased to 96% and 96% in 2003 and 2002, respectively, from 77% in 2001.

In addition, in the second half of 2001, we implemented a restructuring program to streamline our operations and reduce our operating expenses. As part of these restructuring activities, we reduced headcount and wrote-off abandoned facilities, property and equipment. In connection with these actions, we recorded restructuring and other related charges of $2.4 million in 2001. During 2003 and 2002, we recorded recoveries of restructuring and other related charges of $23,000 and $240,000 respectively, resulting from lower than anticipated employee severance and legal costs, and a reduction in the lease term for our unoccupied facility.

As a result of the focus on our core service contracts business and restructuring activities, we have been able to increase our gross profit at a greater rate than the increase in underlying operating expenses. Our gross profit increased 22.5% in 2003 as compared to 2002. At the same time, our other operating expenses in total grew by only 11.4%. If the restructuring and other related recoveries in each of those years are excluded, the operating expenses in 2003 grew by only 9.8% over 2002.

Our business primarily consists of marketing and selling our clients’ products and services to their customers. In addition, most of our revenue is derived from a “pay for performance” model in which our revenue is based on the amount of our clients’ products and services that we sell. Accordingly, if a particular client’s products and services fail to appeal to its customers for reasons beyond our control, such as preference for a competing product or service, our revenue from the sale of the client’s products and services may decline.

New clients may require us to make significant up-front investments including hiring additional staff and creating the necessary infrastructure to deliver our services. These costs are typically incurred some time before significant revenue is generated. We charge for certain of these costs; however, these costs could have an adverse effect on our future financial condition and operating results, depending on market acceptance of new service combinations and pricing options.

In 2001, we discontinued marketing and selling certain clients’ products and services. As a result of this as well as the unfavorable economic conditions in the United States, our net revenue has, and may continue to, decline. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition. During unfavorable economic periods, it may be more difficult to sign new clients or expand relationships with existing clients. In addition, during unfavorable economic periods, spending on existing and new technology may decrease, resulting in downgrades of service contracts or fewer new service contracts, which may have a material adverse impact on our business. This impact may be offset as technology companies may compensate for decreased spending on new technology and technology upgrades with more robust service contracts on their existing technology.

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

Critical Accounting Policies/Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and all known facts and circumstances that we believe are relevant and assumptions as to future events. Actual results may differ from our estimates. Our significant accounting polices are described in Note 1 to Financial Statements. The significant accounting policies that we believe are critical, either because they relate to financial statement line items that are key indicators of our financial performance (e.g., revenue) and/or because their application requires significant management judgment, are described in the following paragraphs.

Management has discussed the development of our critical accounting policies with the audit committee of the board of directors and they have reviewed the disclosures of such policies and management’s estimates in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenue Recognition and Presentation

Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the client’s customer is received; the service contract or maintenance agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain unfulfilled. Revenue from product sales is recognized at the time of shipment of the product directly to the client’s customer. Revenue from services we perform is recognized as the services are accepted. Revenue from fee-based activities, such as customized integration and development, is recognized once these services have been delivered. A substantial amount of our sales transactions are reported based on the gross amount we bill to our client’s customers for products and services since we take title and assume risk of loss for products and service contracts sold, we can sell the products or service contracts at prices we determine, and we assume the full credit risk for the products and service contracts. However, we also sell products and services on behalf of our clients whereby, based on the evaluation of the specific facts and circumstances, we record revenue equal to the net amount that we earn in the transaction. The difference between our gross billings, a measurement of the total volume of products and serviced billed by us to our clients’ customers, and our net revenue reported in accordance with accounting principles generally accepted in the United States (U.S. GAAP) was $22.7 million, $7.2 million, and $5.1 million for 2003, 2002, and 2001, respectively.

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

Collectibility—we assess the probability of collection based on a number of factors, including past transaction history and/or the creditworthiness of our clients’ customers, which is based on current published credit ratings, current events and circumstances regarding the business of our client’s customer and other factors that we believe are relevant. If we determine that collection is not reasonably assured, we defer revenue recognition until such time as collection becomes reasonably assured, which is generally upon receipt of cash payment.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts at December 31, 2003 and 2002 was $207,000 and $342,000, respectively.

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

During 2001, we recorded a charge of $1.1 million, relating to the write-off of abandoned property and equipment as part of the restructuring program. Such assets included internally developed software and other property and equipment for which the future cash flows were estimated to be zero, based on the termination of certain client relationships and the abandonment of certain facilities. See Note 4 of Notes to Financial Statements.

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

As of December 31, 2003, our restructuring actions related to employee severance, legal and other costs were complete and we had no remaining obligations related to such activities. During 2003 and 2002, we recorded recoveries of restructuring and other related charges of $23,000 and $240,000 respectively, resulting from lower than anticipated employee severance and legal costs, and a reduction in the lease term for our unoccupied facility. All cash expenditures related to our restructuring liability were disbursed as of December 31, 2003.

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including those related to bad debts, investments, commissions and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These policies that contain estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes include:

•	revenue recognition;

•	the allowance for doubtful accounts; and

•	impairment of long-lived assets.

We have other equally important accounting policies and practices; however, once adopted, these other policies either generally do not require us to make significant estimates or assumptions or otherwise only require implementation of the adopted policy not a judgment as to the application of policy itself. Despite our intention to establish accurate estimates and assumptions, actual results could differ from those estimates under different assumptions or conditions.

Concentrations

We generated a significant portion of our net revenues from the marketing and selling of products and services for a limited number of clients. In 2003, sales to customers of HP, Sybase and Nortel each accounted for more than 10% of our net revenues. In 2002, sales to customers of HP, Sybase and Nortel each accounted for more than 10% of our net revenues. In 2001, sales to customers of HP and Sybase each accounted for more than

10% of net revenues. For 2003, 2002, and 2001, sales to customers of the previously mentioned clients collectively accounted for 90%, 90%, and 46%, respectively, of net revenues and no individual clients accounted for more than 44%, 36%, and 25% of our net revenues in 2003, 2002, and 2001, respectively.

As a percentage of gross billings, HP, Nortel, Sybase and Dell Products, L.P. (“Dell”) each accounted for more than 10% of our gross billings in 2003. In 2002, sales to customers of HP, Sybase, Nortel and Dell each accounted for more than 10% of our gross billings. In 2001, sales to customers of HP, Sybase, and 3Com Corporation each accounted for more than 10% of our gross billings. For 2003, 2002, and 2001, sales to customers of the previously mentioned clients collectively accounted for 99%, 95%, and 55%, respectively, of gross billings and no individual clients accounted for more than 41%, 31%, and 22% of our gross billings in 2003, 2002, and 2001, respectively.

We have outsource services agreements with our clients that expire at various dates ranging from March 2005 to September 2006. Many of our client agreements contain automatic renewal clauses. These clients may, however, terminate their contracts for cause in accordance with the provisions of each contract. In most cases, a client must provide us with advance written notice of its intention to terminate.

We expect that a small number of clients will continue to account for a significant portion of our net revenue and gross billings. In addition, our technology clients operate in industries that are experiencing consolidation, which may reduce the number of our existing and potential clients.

Financial Statement Categories

Net services revenue consists of sales of our clients’ hardware and software support and service contracts, licenses and license upgrades to our clients’ customer base. Most of our revenue is based on a “pay for performance” model in which we generate revenue only when we complete the sale of our clients’ products and services. A substantial amount of our sales transactions are reported based on the gross amount we bill to our clients’ customers for products and services, since we take title and assume risk of loss for products and services we sell, we sell the products or service contracts at prices we determined, and we assume the full credit risk for the products and service contracts. However, we also sell products and services on behalf of our clients whereby, based on the evaluation of the specific facts and circumstances, we record revenue equal to the net amount we earn in the transaction.

Cost of revenue includes payments for our clients’ products and services that we sell based on the specific pricing terms of each contract and costs associated with fee-based revenues. Costs associated with fee-based revenues consist primarily of salaries and other personnel-related expenses. Some client relationships may be structured such that the costs of these products and services may be higher during the start up phase of our relationship until higher purchase discounts are achieved from increased sales volume. In these relationships, once we integrate a client’s customer database and begin to meet targeted sales volumes, our gross margins from that client may improve. Cost of revenue also consists of the cost of inbound and outbound shipping, net of amounts recovered from our clients’ customers as well as the costs of designing, producing and delivering marketing services.

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

Stock Option Exchange Program

On November 30, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, our employees were given the opportunity, if they chose, to cancel outstanding stock options previously granted to them in exchange for an equal number of replacement options to be granted at a future date, at least six months and a day from the cancellation date of January 24, 2002. The employees were required to remain employed with Rainmaker at the date of the replacement grant in order to receive replacement options. Non-employee members of our board of directors were not eligible to participate in this program. Under the exchange program, options for approximately 2.5 million shares of our common stock were tendered and cancelled

On July 25, 2002, pursuant to the voluntary employee stock option exchange program, each participating employee received, for each option included in the exchange, a one-for-one replacement option. Under the exchange program, we issued approximately 2.4 million shares of replacement options. The exercise price of each replacement option was $0.23, equal to the closing selling price per share of our common stock on the trading day immediately before the day of grant, which was the highest of (i) the closing selling price per share of our common stock on the trading day immediately before the day of grant, (ii) the average of the high and low per share sales price on the day of grant or (iii) the closing selling price per share on the day of grant, as quoted on Nasdaq. The replacement options have terms and conditions that are substantially the same as those of the canceled options. The exchange program did not result in any compensation charges.

Related Party Transactions

During 2001 and the six month period ending June 30, 2002, we purchased inventories and service agreements from a client who had a board member who also sits on our Board of Directors. Total purchases from such client during the six months ended June 30, 2002, the period during which it was a related party, amounted to $1.1 million. During the same six-month period, we received marketing development fund reimbursements of $32,000 from that client. Total purchases amounted to $2.5 million during 2001 and at December 31, 2001, we owed that client $861,000 for such purchases, which is classified as Payable to Related Parties on the accompanying balance sheet as of December 31, 2001. Also during 2001, we received marketing development fund reimbursements of $143,000 from that client. Amounts totaling $81,000 were receivable from that client at December 31, 2001. As of June 28, 2002, this board member was no longer on the board of our client, and accordingly, our outstanding payables to that client as of December 31, 2002 have been included in the accompanying December 31, 2002 balance sheet as a component of accounts payable.

During January through April of 2001 and the year ended December 31, 2000, we purchased inventories and service agreements from a stockholder at a total cost of $1.5 million and $5.4 million, respectively. Effective May 2001, this stockholder ceased to be a client. During January through April 2001 and the year ended December 31, 2000, we received marketing development fund reimbursements of $50,000 and $630,000 from that stockholder, respectively. At December 31, 2003, and 2002, there was no receivable from that stockholder and we did not owe any amount to that stockholder.

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

Results of Operations

The following table presents, for the periods given, selected financial data as a percentage of our net revenue.

	Year Ended December 31,
	2003	2002	2001
Revenue:
Net services revenue	100.0%	100.0%	100.0%
Cost of services revenue	67.2%	71.9%	68.8%

Total gross profit	32.8%	28.1%	31.2%
Operating expenses:
Sales and marketing	17.8%	12.2%	21.2%
Technology	4.2%	6.6%	12.3%
General and administrative	14.7%	14.9%	19.1%
Depreciation and amortization	3.6%	4.8%	8.1%
(Recoveries of) restructuring and other related charges	-0.1%	-0.6%	5.7%

Total operating expenses	40.2%	37.9%	66.4%

Operating loss	-7.4%	-9.8%	-35.2%
Interest and other (expense) income, net	-0.1%	-0.1%	0.9%

Loss before income taxes	-7.5%	-9.9%	-34.3%
Income tax benefit	-0.1%	-0.9%	0.0%

Net loss	-7.4%	-9.0%	-34.3%

Comparison of Years Ended December 31, 2003 and 2002

Net Services Revenue. Net revenue from services increased 5.0% to $41.3 million in 2003 from $39.3 million in 2002. The increase was primarily due to expansion of business with certain existing clients, offset by declines in business with other existing clients as well as a decline attributable to the discontinuation of a contract in 2003 for a client for whom we provided services in 2002. Net revenue from the discontinued client represented $165,000 in 2003 while the same client accounted for $2.3 million in 2002.

A substantial amount of our net services revenue is reported based on the gross amounts we bill to our clients’ customers for their products and services. We also sell products and services on behalf of our clients whereby we record revenue equal to the net amount that we earn in the transaction. Gross billings, a measurement of the total volume of products and services billed by us to our clients’ customers for their products and services, increased 37.6% to $64.0 million in 2003 from $46.5 million for the same period in 2002. The increase was primarily attributable to the expansion of business with two existing client by an aggregate amount of $21.4 million. In each case, we have been able to consistently demonstrate positive results in achieving service revenue and increased penetration of service contract attainment within the installed base of an increasing number of their customer segments.

Reconciliation of Net Services Revenue (US GAAP) to Gross Billings

	Year Ended December 31,
	2003	2002	2001
Net services revenue (U.S. GAAP)	$41,258	$39,312	$41,868
Difference between the amount invoiced to our client’s customers and amount reported as net services revenue	22,710	7,174	5,047

Gross billings	$63,968	$46,486	$46,915

Our annual and quarterly operating results have fluctuated in the past and are likely to do so in the future. In particular, our revenues are not predictable with any significant degree of certainty. In the current economic environment, we have limited visibility over anticipated revenue trends in future periods.

Gross Profit.    Gross profit increased 22.5% to $13.5 million in 2003 from $11.0 for the comparable period in 2002. Gross margin increased to 32.8% in 2003 from 28.1% in 2002. The improvement in gross margin performance is mainly attributable to expansions within our client base and changes in the mix of our products and services sold. We expect our gross margins to vary based upon the mix of clients and services provided.

Sales and Marketing Expenses.    Sales and marketing expenses increased 53.3% to $7.3 million in 2003 from $4.8 million in 2002. The increase was due, in part, to an increase of $1.3 million related to the allocation of certain technology and administrative overhead expenses. In 2002, these expenses were included in technology and administrative expense categories as there was no allocation of technology and administrative expenses. The balance of the increase was primarily due to higher payroll and benefits costs in the amount of $904,000 and increased client marketing expenses, which increased by $311,000 as compared to the comparable period in 2002. These expenditures were initiated to enable the Company to pursue increased volume of gross billings and to generate a greater amount of gross profit. The number of sales and marketing employees increased to 53 employees as of December 31, 2003 from 47 employees as of December 31, 2002. Sales and marketing expenses in absolute dollars and as a percentage of revenue are expected to continue to fluctuate based on our client mix, our presentation of revenue at the gross amount or net amount, and ongoing cost conservation measures.

Technology Expenses.    Technology expenses decreased 33.1% to $1.7 million in 2003 from $2.6 million expended during 2002. This decrease was primarily attributable to allocation of certain technology expenses to sales and marketing and general and administrative expense in the amount of $1.0 million. In 2002, such costs were included in technology expenses as there was no allocation of technology and administrative expenses. We expect technology expenses to continue to fluctuate in absolute dollars, and as a percentage of revenue, as we continue to balance investment in technology with ongoing efforts to scale our cost structure.

General and Administrative Expenses.    General and administrative expenses increased 3.4% to $6.1 million in 2003 as compared to $5.9 million in 2002. Professional services expenses and interim staffing costs were higher in 2003 by $387,000 and $331,000 respectively. These expenses were partially offset by lower payroll, benefits and other employee-related costs in the amount of $171,000, lower telephone expense in the amount of $114,000 and allocation of certain administrative costs to sales and marketing and technology in the amount of $298,000. In 2002, there was no allocation of technology and administrative expenses. We expect general and administrative expenses to continue to fluctuate in absolute dollars and as a percentage of revenue.

Depreciation and Amortization Expenses.    Depreciation and amortization expense decreased 21.5% to $1.5 million from $1.9 million in 2002. The reduction of $409,000 in 2003 is primarily the result of lower net book values of depreciable assets as compared to 2002.

Restructuring and Other Related Charges. Recoveries of restructuring and related charges declined by $217,000 in 2003 as compared to the benefit realized in 2002. The charge for restructuring and other related expenses was originally recorded in the fourth quarter of 2001 in the amount of $2.4 million. During 2002, the Company was able to negotiate more favorable terms under a lease arrangement to vacate unused facilities, and as a result, was able to recover a total of $263,000 of the original charge including $240,000 in 2002. The amount recovered in 2003 in the amount of $23,000 was primarily due to a reduction in the cost of leased facilities.

The following table summarizes the activity related to the restructuring liability during 2001, 2002 and 2003, respectively (in thousands):

	Employee Severance	Lease Cancellation and Facility Exit Costs	Write-Off of Abandoned Assets	Legal and Other Expenses	Accrued Restructuring Costs and Related Charges
2001:
Reserve established	$158	$1,035	$1,115	$81	$2,389
Utilization of reserve—non-cash	—	—	(1,115)	—	(1,115)
Utilization of reserve—cash payments	(132)	(158)	—	(63)	(353)

Balance at December 31, 2001	26	877	—	18	921

2002:
Utilization of reserve—cash payments	(1)	(383)	—	(74)	(458)
Adjustment to reserve	6	(66)	—	60	—
Recovery of excess restructuring reserve	(31)	(205)	—	(4)	(240)

Balance at December 31, 2002	$—	$223	$—	$—	$223

2003:
Utilization of reserve—cash payments	—	(171)	—	—	(171)
Adjustment to reserve	—	(29)	—	—	(29)
Recovery of excess restructuring reserve	— —	(23)	—	—	(23)

Balance at December 31, 2002	$—	$—	$—	$—	$—

Interest and Other (Expense) Income, Net. The components of interest and other (expense) income, net are as follows (dollars in thousands):

	Year Ended December 31,		Increase/ (Decrease)
	2003	2002	$ Amt	%
Interest income	$56	$122	$(66)	-54.1%
Interest expense	(89)	(103)	(14)	13.6%
Other	8	(50)	(58)	n/a

	$(25)	$(31)	$6	-19.4%

The decrease in interest income is attributable to reduced investments in interest bearing instruments and lower interest rates throughout 2003. The decrease in interest expense is the result of lower obligations outstanding under capital leases, and this was partially offset by interest payments on capital and lease and other financing agreements that we entered into in the year ended December 31, 2003.

Income Tax Benefit. In March 2002, the Internal Revenue Service issued the Job Creation and Worker Assistance Act of 2002, which extended the regular and alternative minimum tax net operating loss carryback period from two years to five years, allowing us to record an additional tax benefit due to prior year operating losses. As a result of this new law, we recorded an income tax benefit of $24,000 and $373,000 during the years ended December 31, 2003 and 2002 respectively, attributable to the recovery of income taxes paid in prior periods.

Comparison of Years Ended December 31, 2002 and 2001

Net Services Revenue. Net revenue from services decreased 6.2% to $39.3 million for 2002 from $41.9 million for the comparable period of 2001. This decrease was primarily due to a decline in business attributable to clients for whom we discontinued marketing and selling their products and services in 2001. In addition, other relationships with clients expired in accordance with our contractual terms in the first half of 2002. Net revenue from discontinued clients represented $16,000 of revenue during 2002, while those same clients accounted for $14.0 million of net revenue for the comparable period in 2001. This was partially offset by the increase in revenue from new clients added in 2002 and 2001. Net revenue from new clients increased from $2.2 million in 2001 to $14.3 million in 2002.

A substantial amount of our net services revenue is reported based on the gross amounts we bill to our clients’ customers for their products and services. We also sell products and services on behalf of our clients whereby we record revenue equal to the net amount that we earn in the transaction. Gross billings, a measurement of the total volume of products and services billed by us to our clients’ customers for their products and services, decreased 1.0% to $46.5 million in 2002 from $46.9 million for the same period in 2001. The decrease was primarily due the discontinuance of certain client relationships in 2001, which was partially offset by gross billings from new clients. Please refer to reconciliation of net revenue (US GAAP) to gross billings for the years ended December 31, 2003, 2002 and 2001 shown on page 20.

Gross Profit.    Gross profit decreased 16.0% to $11.0 million for 2002, from $13.1 million for the comparable period in 2001. Gross margin decreased to 28.1% in the most recent period compared to 31.2% during the comparable period of the prior year. The decrease in gross margin was due primarily to a change in the mix of client products and services sold. In 2001, 23.1% of net services revenue was generated through sales of upgrades, new licenses and education, compared with 4.5% in the same period in 2002.

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

Technology Expenses.    Technology expenses decreased 50.0% to $2.6 million for 2002, from $5.2 million for the comparable period in 2001. This decrease was primarily attributable to reductions in consulting expenses of $2.2 million and compensation and related expenses of $827,000, partially offset by increased repairs and maintenance expenses of $517,000. During 2002, management focused on controlling costs, particularly in the areas of consulting fees. In addition, the number of technology employees has decreased from an average of 23 employees in 2001 to 16 in 2002.

General and Administrative Expenses.    General and administrative expenses decreased 26.3% to $5.9 million for 2002, from $8.0 million in 2001. This decline was due to decreased compensation and related expenses of $681,000, decreased legal and professional fees of $680,000, and decreased rent and facilities related costs of $811,000. The decrease in legal and professional fees was the result of management’s continued efforts to reduce operating expenses, while the decrease in rent and facilities related costs was the result of our restructuring activities in late 2001. The average number of general and administrative employees decreased from 37 in 2001 to 31 in 2002.

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

The following table summarizes the activity related to the restructuring liability during 2001 and 2002, respectively (in thousands):

	Employee Severance	Lease Cancellation and Facility Exit Costs	Write-Off of Abandoned Assets	Legal and Other Expenses	Accrued Restructuring Costs and Related Charges
2001:
Reserve established	$158	$1,035	$1,115	$81	$2,389
Utilization of reserve—non-cash	—	—	(1,115)	—	(1,115)
Utilization of reserve—cash payments	(132)	(158)		(63)	(353)

Balance at December 31, 2001	26	877	—	18	921

2002:
Utilization of reserve—cash payments	(1)	(383)	—	(74)	(458)
Adjustment to reserve	6	(66)		60	—
Recovery of excess restructuring reserve	(31)	(205)	—	(4)	(240)

Balance at December 31, 2002	$—	$223		$—	$223

Interest and Other (Expense) Income, Net. The components of interest and other (expense) income, net are as follows (dollars in thousands):

	Year Ended December 31,		Increase/ (Decrease)
	2002	2001	$ Amt	%
Interest income	$122	$550	$(428)	-77.8%
Interest expense	(103)	(162)	(59)	36.4%
Other	(50)	—	50	n/a

	$(31)	$388	$(419)	-108.0%

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

Liquidity and Sources of Capital

Historically, we have funded operations from operating cash flows and net cash proceeds from private placements of preferred stock, and in November 1999, the initial public offering of our common stock. Cash and cash equivalents were $6.0 million at December 31, 2003 as compared to $8.1 million at December 31, 2002. Working capital was $970,000 and $3.3 million at December 31, 2003 and 2002, respectively. Net accounts receivable increased $350,000 or 6.3% from December 31, 2002 to December 31, 2003, primarily as a result of increased gross billings in the quarter ended December 31, 2003 as compared to the quarter ended December 31, 2002.

Cash used in operating activities during 2003 was $823,000, as compared to cash provided by operating activities of $421,000 in 2002, and cash used in operating activities of $11.2 million in 2001. Cash used in operating activities during 2003 was primarily the result of our net loss, as adjusted for non-cash items of $1.6 million and reductions in accruals for compensation, restructuring and related expenses and other liabilities of $821,000 offset by an increase of $1.5 million in accounts payable.

Cash provided by operating activities in 2002 resulted from an increase in accounts payable of $3.0 million and decrease in prepaids and other current assets of $1.0 million, which more than offset our net loss adjusted for non-cash items of $1.9 million and decreases in accrued liabilities and restructuring of $849,000. Changes in our operating assets and liabilities resulted primarily from increases in accounts receivable, inventory, prepaid expenses and other assets, partially offset by increases in our current liabilities. In 2001, cash used in operating activities was due to a net loss of $14.4 million adjusted for non-cash items of $3.4 million and restructuring charges of $1.1 million, offset by changes in operating assets and liabilities of $1.3 million.

Cash used in investing activities was $793,000, $65,000 and $831,000 in 2003, 2002 and 2001, respectively. The increase in cash used in investing activities was due to increased capital expenditures in 2003. During 2003 and 2001, we made capital expenditures primarily to increase the capacity of our systems and software to support expansion of client business. During 2002, we made significantly less capital expenditures in connection with management’s focus on cost and cash conservation efforts.

Cash used in financing activities was $562,000, $834,000, and $2.2 million in 2003, 2002, and 2001, respectively. Repayments of capital lease and other financing arrangements in 2003, 2002, and 2001 amounted to $665,000, $903,000, and $1.2 million, respectively. Cash used to repay capital lease and debt obligations was offset by proceeds from the issuance of common stock to employees resulting from stock option exercises and purchases under the employee stock purchase plan of $103,000, $72,000, and $157,000 in 2003, 2002, and 2001, respectively.

Our principal source of liquidity as of December 31, 2003 consisted of $6.0 million of cash and cash equivalents. We believe that cash flows from operations and current cash balances, together with external financing will be sufficient to fund operations and capital investments in the short term. Should additional funding be required such as to meet payment obligations of our long term debts when due, or to finance the expansion of our business and facilities, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities. Such funding may be obtained through bank borrowings or from the issuance of additional debt or equity securities, which may be issued from time to time under an effective registration statement; through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933; or a combination of one or more of the foregoing. We believe that, in the event of such requirements, we will be able to access the capital markets on terms and conditions adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available in quantities or on terms favorable to us.

On February 20, 2004, we completed a $7.0 million private placement of common stock and common stock purchase warrants with certain institutional investors. The Company sold an aggregate of approximately 4.67 million shares of common stock at $1.50 per share. As a result of the financing, the Company also issued warrants to purchase an aggregate of approximately 970,673 shares of Rainmaker’s common stock at an exercise price of $1.875 per share. The financing was completed under the provisions of Regulation D of the Securities and Exchange Commission. The net proceeds of the financing of $6.4 million, after direct costs of the transaction, are expected to be used for general corporate purposes including working capital, development of additional business opportunities with existing clients and attracting new clients, continuing investment in its proprietary technology platform and building or acquiring lower cost capacity.

Off-Balance Sheet Arrangements

Leases

As of December 31, 2003, our off-balance sheet arrangements include operating leases of our facility and certain property and equipment that expire at various dates through 2007. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up front cash flow related to purchasing the assets. During 2003, we recorded rent expense related to these leases of $434,000.

Guarantees

In addition to operating leases, at December 31, 2003 we have three separate letters of credit, which secure amounts owed under capital lease and other financing obligations. The letters of credit have terms that expire at various dates ranging from January 2004 to February 2005. The letters of credit provide for the payment of the obligations which the letters of credit secure in the event that we do not make such payments. The amounts secured under the letters of credit decline over time in accordance with the remaining balance payable under the financing they secure. At December 31, 2003, these letters of credit had an aggregate current value of $1,096,000. In January 2004, the aggregate current value of these letters of credit decreased in accordance with their terms to $749,000.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of December 31, 2003.

We do not have commercial commitments under lines of credit.

Contractual Obligations

Capital Leases

We lease certain property under capital leases that expire at various dates through 2005. The effective annual interest rates on our capital lease obligations range from 7.9% to 16.6%, with an average of 11.8%. As of December 31, 2003 and 2002, property and equipment included amounts held under capital leases of approximately $2.1 and $2.1 million, respectively, and related accumulated depreciation of approximately $2.0 and $1.8 million, respectively. The capital lease obligations are collateralized by the related leased property and equipment.

During 2003 we entered into a one-year financing arrangement for the purchase of certain software products from a third-party for internal use in the amount of $172,000 with an effective interest rate of 9.4%. The arrangement qualifies and is accounted for as a capital lease. During 2002, we entered into seven separate financing arrangements for the purchase of various software, equipment and maintenance services for internal use. These leases, of which five have subjective acceleration clauses, have terms ranging from 12 to 36 months. These arrangements qualify and are accounted for as capital leases. Future minimum payments under these leases are $77,000 in 2004 and $33,000 in 2005.

Financing Obligations

In November 2003, we entered into a Commercial Insurance Premium Finance and Security Agreement (“Financing Agreement”) to finance certain of our upfront liability insurance premiums in the amount of $605,000. Amounts owed under the Financing Agreement bear interest at an annual rate of 3.3% and principal and interest are payable in monthly installments through October 2004. At December 31, 2003, our liability related to the Financing Agreement was $504,000, all of which will be paid in 2004. The insurance premiums to which this Financing Agreement relates will be amortized over the coverage period.

Future payments under our contracts and obligations at December 31, 2003 are as follows:

	Capital Leases	Financing Obligations	Operating Leases	Total
	(in thousands)
2004	89	504	236	829
2005	34	—	36	70
2006	—	—	4	4
Thereafter	—	—	—	—

Total	$123	$504	$276	$903

Included in future minimum operating lease payments in 2004 is our obligation relating to our corporate facility. The operating lease for our corporate facility expires in September 2004.

During 2003 we entered into a one-year financing arrangement for the purchase of certain software products from a third-party for internal use in the amount of $172,000 with an effective interest rate of 9.4%. The arrangement qualifies and is accounted for as a capital lease. The lease is for a period of twelve months and payments are made monthly. Future minimum lease payments are $15,000 in 2004.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity’s product warranty liabilities. The provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of FIN 45 did not have a material impact on our financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim financial statement disclosure requirements of SFAS 148 are effective for interim periods beginning after December 15, 2002. We did not adopt the transition provisions of SFAS 148 and continue to account for stock-based compensation issued to employees under the intrinsic value method of APB No. 25. We adopted the interim and annual disclosure requirements of SFAS 148 during 2003.

In May 2003, the FASB issued SFAS No. 150 – “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which addresses how to classify and measure certain financial instruments with characteristics of both liabilities (or an asset in some circumstances) and equity. SFAS 150 requirements apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our results of operations or financial position.

In January 2003, the FASB issued FIN 46 – “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities (VIEs) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after

January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003. We do not conduct business or have not entered into transactions with parties having characteristics of VIE’s and, therefore, the adoption of FIN 46 did not have a material impact on our results of operations or financial position.

Factors That May Affect Future Results and Market Price of Stock

We have incurred recent losses and expect to incur losses in the future.

We incurred an operating loss and net loss of $3.1 million, an operating loss of $3.8 million and net loss of $3.5 million for 2002, and an operating loss of $14.7 million and a net loss of $14.4 million for 2001. We may incur losses in the future, depending on the timing of signing of new clients, impact of new and existing clients, our decisions to further invest in our technology or infrastructure, and our ability to continue to increase our operating efficiencies.

Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client could result in a substantial decrease in our revenue.

We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In 2003, sales to customers of HP, Sybase and Nortel each accounted for more than 10% of our net revenues. In 2002, sales to customers of HP and Sybase and Nortel each accounted for more than 10% of net revenues. In 2001, sales to customers of HP and Sybase each accounted for more than 10% of net revenues For 2003, 2002, and 2001, sales to customers of the previously mentioned clients collectively accounted for 90%, 90%, and 46%, respectively, of net revenues and no individual clients accounted for more than 44%, 36%, and 25% of our net revenues in 2003, 2002, and 2001, respectively.

As a percentage of gross billings, HP, Sybase, Nortel and Dell Products, L.P. (“Dell”), each accounted for more than 10% of our gross billings in 2003. In 2002, sales to customers of HP, Sybase, Nortel and Dell, each accounted for more than 10% of our gross billings. In 2001, sales to customers of HP, Sybase, and 3Com Corporation each accounted for more than 10% of our gross billings. For 2003, 2002, and 2001, sales to customers of the previously mentioned clients collectively accounted for 99%, 95%, and 55%, respectively, of gross billings and no individual clients accounted for more than 41%, 31%, and 22% of our gross billings in 2003, 2002, and 2001, respectively.

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

Selection of our services often entails an extended decision-making process on the part of prospective clients. We often must provide a significant level of education regarding the use and benefit of our services, which may delay the evaluation and acceptance process. The selling cycle can extend to approximately nine to twelve months or longer between initial client contact and signing of a contract for our services. Additionally, once our services are selected, the integration of our services often can be a lengthy process, which further impacts the timing of revenue. Because we are unable to control many of the factors that will influence our clients’ buying decisions or the integration of our services, the length and unpredictability of the sales and integration cycles make it difficult for us to forecast the growth and timing of our revenue.

If we are unable to attract and retain highly qualified management, sales and technical personnel, the quality of our services may decline, and our ability to execute our growth strategies may be harmed.

Our success depends to a significant extent upon the contributions of our executive officers and key sales and technical personnel and our ability to attract and retain highly qualified sales, technical and managerial personnel. Competition for personnel is intense as these personnel are limited in supply. We have at times experienced difficulty in recruiting qualified personnel, and there can be no assurance that we will not experience difficulties in the future. Any difficulties could limit our future growth. The loss of certain key personnel, particularly Michael Silton, our president and chief executive officer, and Martin Hernandez, our chief operating officer and chief financial officer could seriously harm our business. We have obtained life insurance policies in the amount of $6.3 million on Michael Silton and $3.0 million on Martin Hernandez.

We have strong competitors and may not be able to compete effectively against them.

Competition in CRM services is intense, and we expect such competition to increase in the future. Our competitors include system integrators, ecommerce solutions providers, and other outsource providers of different components of customer interaction management. We also face competition from internal marketing departments of current and potential clients. Additionally, we may face competition from outsource providers with substantial offshore facilities which may enable them to compete aggressively with similar service offerings at a substantially lower price. Many of our existing or potential competitors have greater name recognition, longer operating histories, and significantly greater financial, technical and marketing resources, which could further impact our ability to address competitive pressures. Should competitive factors require us to increase spending for, and investment in, client acquisition and retention or for the development of new services, our expenses could increase disproportionately to our revenues. Competitive pressures may also necessitate price reductions and other actions that would likely affect our business adversely. Additionally, there can be no assurances that we will have the resources to maintain a higher level of spending to address changes in the competitive landscape. Failure to maintain or to produce revenue proportionate to any increase in expenses would have a negative impact on our financial results.

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

Our long-term growth strategy may include expansion into international markets. As a result, we may need to establish international operations, hire additional personnel and establish relationships with additional clients and customers in those markets. This expansion may require significant financial resources and management attention and could have a negative effect on our earnings. In addition, we may be exposed to political risks associated with operating in foreign markets. We cannot assure you that we will be successful in creating international demand for our CRM services or that we will be able to effectively sell our clients’ products and services in international markets.

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

We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our trade secrets, copyrights, trademarks, service marks, trade names or other proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe the intellectual property rights of others, other parties may assert infringement claims against us that we violated their intellectual property rights. These claims, even if not true, could result in significant legal and other costs and may be a distraction to management. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States, so if our business expands into foreign countries, risks associated with protecting our intellectual property will increase. We have applied to register the RAINMAKER SYSTEMS, RAINMAKER (and Design), CONTRACT RENEWALS PLUS, and EDUCATION SALES PLUS services marks in the United States and certain foreign countries, and have received registrations for the RAINMAKER SYSTEMS service mark in the United States, Canada, Australia, the European Community, Switzerland, Norway and New Zealand, the RAINMAKER (and Design) in the United States and the European Community, the CONTRACTS RENEWALS PLUS mark in the United States and Switzerland, and the EDUCATION SALES PLUS mark in the United States and Switzerland.

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

Our directors, executive officers and entities affiliated with them together beneficially control approximately 18.2% of our outstanding shares (based on the number of shares outstanding as of February 27, 2004). As a result, any significant combination of those stockholders, acting together, may have the ability to control all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Rainmaker, which, in turn, could depress the market price of our common stock.

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

The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and Nasdaq issued revisions to its requirements for companies that are Nasdaq-listed. These developments have increased our legal and accounting compliance costs and may continue to do so in the future. These developments have also made it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

We may have difficulty obtaining director and officer liability insurance in acceptable amounts for acceptable rates.

Like most other public companies, we carry insurance protecting our officers and directors and us against claims relating to the conduct of our business. This insurance covers, among other things, the costs incurred by companies and their management to defend against and resolve claims relating to management conduct and results of operations, such as securities class action claims. These claims typically are extremely expensive to defend against and resolve. Hence, as is customary, we purchase and maintain insurance to cover some of these costs. We pay significant premiums to acquire and maintain this insurance, which is provided by third-party insurers. Since 1999, the premiums we have paid for this insurance have increased substantially. One consequence of the current economic downturn and decline in stock prices has been a substantial general increase in the number of securities class actions and similar claims brought against public corporations and their management, including our company and certain of our current and former officers and directors. Many, if not all, of these actions and claims are, and will likely continue to be, at least partially insured by third-party insurers. Consequently, insurers providing director and officer liability insurance have in recent periods sharply increased the premiums they charge for this insurance, raised retentions (that is, the amount of liability that a company is required to itself pay to defend and resolve a claim before any applicable insurance is provided), and limited the amount of insurance they will provide. Moreover, insurers typically provide only one-year policies. We renewed our director and officer insurance in the fourth quarter of 2003 for a one year term. In the fourth quarter of 2004, we will be required to do the same. Particularly in the current economic environment, we cannot assure that we will be able to obtain sufficient director and officer liability insurance coverage at acceptable rates and with acceptable deductibles and other limitations. Failure to obtain such insurance could materially harm our financial condition in the event that we are required to defend against and resolve any future securities class actions or other claims made against us or our management. Further, the inability to obtain such insurance in adequate amounts may impair our future ability to retain and recruit qualified officers and directors.

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

If we fail to meet the Nasdaq SmallCap Market listing requirements, our common stock will be delisted.

Our common stock is currently listed on the Nasdaq SmallCap Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq SmallCap Market. If we continue to experience losses from our operations, or are unable to raise additional funds or our stock price does not meet minimum standards, we may not be able to maintain the standards for continued listing on the Nasdaq SmallCap Market, which include, among other things, that our stock maintain a minimum closing bid price of at least $1.00 per share (subject to applicable grace and cure periods). If as a result of the application of such listing requirements our common stock is delisted from the Nasdaq SmallCap Market, our stock would become harder to buy and sell. Consequently, if we were removed from the Nasdaq SmallCap Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. As a result, the ability to resell shares of our common stock could be adversely affected.

Shares eligible for sale in the future could negatively affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of March 16, 2004, we had outstanding 44,060,457 shares of common stock. As of March 16, 2004, there were an aggregate of 5,160,334 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 4,189,661 shares issuable upon exercise of options outstanding under our option plan and 970,673 shares of common stock issuable upon exercise of the outstanding warrants issued to the selling securityholders in our private placement transaction completed on February 20, 2004. Under our existing stock option plan and employee stock purchase plan, we may issue up to an additional 4,540,605 shares and 2,053,082 shares of our common stock, respectively, subject to the terms and conditions of such plans. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, compensation or otherwise. We have not entered into any agreements or understanding regarding any future acquisitions and cannot ensure that we will be able to identify or complete any acquisition in the future.

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We currently do not and do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We mitigate default risk by investing in low-risk securities. To minimize our risks, we maintain our portfolio of cash equivalents and short-term investments in a variety of short-term and liquid securities including money market funds, commercial paper, U.S. government and agency securities and municipal bonds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2003, 100% of our portfolio was invested in instruments which mature in less than 90 days. See Note 3 to Financial Statements.

Due to the short duration and conservative nature of our investment portfolio at December 31, 2003, we do not believe we have a material exposure to interest rate risk.

The interest rates on all of our outstanding capital leases and debt are fixed and therefore not subject to interest rate fluctuations. See Note 6 to Financial Statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Rainmaker Systems, Inc.

We have audited the accompanying balance sheets of Rainmaker Systems, Inc. as of December 31, 2003 and 2002 and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rainmaker Systems, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information stated therein.

/s/    ERNST & YOUNG LLP

San Jose, California

January 26, 2004

RAINMAKER SYSTEMS, INC.

BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$5,950	$8,128
Accounts receivable, less allowance for doubtful accounts of $207 in 2003 and $342 in 2002	5,952	5,602
Prepaid expenses and other current assets	1,007	1,325

Total current assets	12,909	15,055
Property and equipment, net	2,808	3,544
Other noncurrent assets	100	82

Total assets	$15,817	$18,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,213	$8,672
Accrued compensation and benefits	369	881
Accrued restructuring and other related charges	—	223
Other accrued liabilities	773	822
Obligations under financing arrangements	504	685
Current portion of capital lease obligations	80	499

Total current liabilities	11,939	11,782

Capital lease obligations, less current portion	31	96

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 39,168,429 and 38,831,468 issued and outstanding at December 31, 2003 and 2002, respectively	39	38
Additional paid-in capital	56,847	56,745
Accumulated other comprehensive income	—	—
Accumulated deficit	(53,039)	(49,980)

Total stockholders’ equity	3,847	6,803

Total liabilities and stockholders’ equity	$15,817	$18,681

See accompanying notes.

RAINMAKER SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenue:
Net services revenue	$41,258	$39,312	$41,868
Cost of services revenue	27,719	28,264	28,812

Total gross profit	13,539	11,048	13,056
Operating expenses:
Sales and marketing	7,335	4,786	8,862
Technology	1,731	2,586	5,152
General and administrative	6,056	5,857	7,983
Depreciation and amortization	1,497	1,906	3,409
(Recoveries of) restructuring and other related charges	(23)	(240)	2,389

Total operating expenses	16,596	14,895	27,795

Operating loss	(3,057)	(3,847)	(14,739)
Interest and other (expense) income, net	(25)	(31)	388

Loss before income taxes	(3,082)	(3,878)	(14,351)
Income tax benefit	(23)	(373)	—

Net loss	$(3,059)	$(3,505)	$(14,351)

Net loss per common share:
Basic and diluted	$(0.08)	$(0.09)	$(0.38)

Number of shares used in per share computations:
Basic and diluted	38,957	38,684	38,010

See accompanying notes.

RAINMAKER SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Stock Compensation	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2000	38,336,904	38	57,732	—	(363)	(32,124)	25,283
Exercise of employee stock options	605,922	—	99	—	—	—	99
Issuance of common stock under employee stock purchase plan	112,132	—	58	—	—	—	58
Repurchase of common stock for retirement	(637,333)	—	(1,194)	—	—	—	(1,194)
Amortization of deferred stock compensation	—	—	—	—	344	—	344
Cancellation of options with deferred stock compensation charges	—	—	(19)	—	19	—	—
Components of comprehensive loss:
Net loss	—	—	—	—	—	(14,351)	(14,351)
Unrealized gain on investments	—	—	—	45	—	—	45

Total comprehensive loss	—	—	—	45	—	(14,351)	(14,306)

Balance at December 31, 2001	38,417,625	38	56,676	45	—	(46,475)	10,284
Exercise of employee stock options	340,981	—	57	—	—	—	57
Issuance of common stock under employee stock purchase plan	74,786	—	15	—	—	—	15
Repurchase of common stock for retirement	(1,924)	—	(3)	—	—	—	(3)
Components of comprehensive loss:
Net loss	—	—	—	—	—	(3,505)	(3,505)
Unrealized loss on investments	—	—	—	(45)	—	—	(45)

Total comprehensive loss	—	—	—	(45)	—	(3,505)	(3,550)

Balance at December 31, 2002	38,831,468	38	56,745	—	—	(49,980)	6,803
Exercise of employee stock options	248,992	1	77	—	—	—	78
Issuance of common stock under employee stock purchase plan	87,969	—	25	—	—	—	25
Repurchase of common stock for retirement	—	—	—	—	—	—	—
Components of comprehensive loss:
Net loss	—	—	—	—	—	(3,059)	(3,059)
Unrealized loss on investments	—	—	—	—	—	—	—

Total comprehensive loss	—	—	—	—	—	(3,059)	(3,059)

Balance at December 31, 2003	39,168,429	39	56,847	—	—	(53,039)	3,847

See accompanying notes.

RAINMAKER SYSTEMS, INC.

STATEMENTS OF CASH FLOW

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Operating activities:
Net loss	$(3,059)	$(3,505)	$(14,351)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,497	1,906	3,065
Amortization of deferred stock compensation	—	—	344
(Recoveries of) restructuring and other related charges	(23)	(240)	1,116
Loss (gain) on disposal of property and equipment	43	50	58
Provision for sales returns and allowance for doubtful accounts	(76)	(68)	(198)
Changes in operating assets and liabilities:
Accounts receivable	(168)	(756)	3,691
Inventories	(30)	(23)	403
Income taxes receivable	211	(211)	2
Prepaid expenses and other assets	62	1,038	780
Accounts payable	1,541	3,817	(4,653)
Accounts payable to related party	—	(861)	44
Accrued compensation and related liabilities	(512)	123	(1,809)
Accrued restructuring and related charges	(200)	(458)	921
Accrued liabilities	(109)	(391)	(635)

Net cash provided by (used in) operating activities	(823)	421	(11,222)

Investing activities:
Purchases of property and equipment	(803)	(195)	(831)
Sale of long-term investments	10	130	—

Net cash used in investing activities	(793)	(65)	(831)

Financing activities:
Repurchase of common stock	—	(3)	(1,194)
Proceeds from issuance of common stock from option exercises	78	57	99
Proceeds from issuance of common stock under ESPP	25	15	58
Repayment of capital lease obligation	(484)	(766)	(1,183)
Repayment of debt obligations	(181)	(137)	—

Net cash used in financing activities	(562)	(834)	(2,220)

Net decrease in cash and cash equivalents	(2,178)	(478)	(14,273)
Cash and cash equivalents at beginning of period	8,128	8,606	22,879

Cash and cash equivalents at end of period	$5,950	$8,128	$8,606

Supplement disclosure of cash paid during the period:
Interest	$89	$92	$162

Supplemental non-cash investing and financing activities:
Acquisition of assets under capital lease	$—	$223	$—

Purchase of prepaid maintenance contracts under capital lease	$172	$120	$—

Insurance premiums financed	$605	$822	$—

See accompanying notes

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Business

Rainmaker Systems, Inc. is a leading outsource provider of sales and marketing programs. Our cost-effective programs generate service revenue and promote customer retention for its clients. Core services include professional telesales, direct marketing and hosted e-commerce. Additional services include customer database enhancement, CRM technology integration and order management. These services are available individually or as an integrated solution.

Basis of Presentation

Certain prior year amounts in 2002 and 2001 have been reclassified to conform to 2003 presentation. Such reclassifications had no effect on previously report results of operations, total assets or accumulated deficit.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside of the company, and other relevant facts and circumstances. Actual results could differ from those estimates. Accounting policies that are particularly significant include revenue recognition and presentation policies, valuation of accounts receivable, the assessment of recoverability and measuring impairment of fixed assets, and recognition of restructuring reserves.

Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents generally consist of money market funds, commercial paper, and government bonds. The fair market value of cash equivalents represents the quoted market prices at the balance sheet dates and approximates their carrying value.

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

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following is a summary of our cash, cash equivalents and marketable securities at December 31, 2003 and 2002, respectively (in thousands):

	December 31,
	2003	2002
Cash and cash equivalents:
Cash	$2,467	$1,038
Certificates of deposit	1,096	961
Money market funds	2,387	6,129

Total cash and cash equivalents	$5,950	$8,128

Short-term investments:
Corporate equity securities	$1	$14

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

We enter into contracts with our clients to market and sell our clients’ products and services. As a result, we primarily earn revenue from sales to the client’s customer, not the client itself. We generated a significant portion of our net revenues from the marketing and selling of products and services for a small number of clients. In 2003, sales to customers of three individual clients accounted for 44%, 30% and 17%. In 2002, sales to customers of three individual clients accounted for 36%, 33% and 21% of our net revenues. In 2001, sales to customers of two individual clients accounted for 25% and 21% of our net revenues.

No individual client’s customer accounted for 10% or more of our revenues in any period presented.

We have outsource services agreements with our clients that expire at various dates ranging from March 2005 to September 2006. Many of our client agreements contain automatic renewal clauses. These clients may, however, terminate their contracts for cause in accordance with the provisions of each contract. In most cases, a client must provide us with advance written notice of its intention to terminate.

Allowance for Doubtful Accounts

We maintain an allowance for potentially uncollectible accounts receivable based on our assessment of collectibility. We assess collectibility based on a number of factors, including past history, the number of days an amount is past due (based on invoice due date), credit ratings of our client’s customers, current events and circumstances regarding the business of our client’s customers and other factors that we believe are relevant. Charges for uncollectible accounts are included as a component of operating expenses in our statement of operations. At December 31, 2003 and 2002, our allowance for potentially uncollectible accounts was $207,000 and 342,000, respectively.

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Costs of internal use software are accounted for in accordance with Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” On October 1, 2002, we implemented Emerging Issue Task Force Issue No. 00-02 (“EITF 00-02”), “Accounting for Website Development Costs.” Adoption of EITF 00-02 did not have a material impact to our results of operations or financial position. SOP 98-1 and EITF 00-02 require that we expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of SOP 98-1 and EITF 00-02 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development, and the payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal use computer software, are capitalized. Capitalized costs are amortized using the straight-line method over the shorter of the term of related client agreement, if such development relates to a specific outsource client, or the software’s estimated useful life, ranging from two to five years. Capitalized internal use software and website development costs are included in property and equipment in the accompanying balance sheets.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset or group of assets is determined to be impaired if the estimated future undiscounted cash flows attributable to the asset or group of assets are less than their carrying value. If impairment exists, it is measured as the difference between the carrying value of the asset or group of assets and their estimated fair values. Fair value is determined by third party valuations, discounted cash flow analyses, or other generally accepted methods. During the year ended December 31, 2001, we recorded a charge of $1.1 million related to the write-off of abandoned property and equipment that had an estimated fair value of zero. See Note 4.

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

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The following table reconciles our net services revenue in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and our gross billings for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Year Ended December 31,
	2003	2002	2001
Net services revenue (U.S. GAAP)	$41,258	$39,312	$41,868
Difference between the amount invoiced to our client’s customers and amount reported as net services revenue	22,710	7,174	5,047

Gross billings	$63,968	$46,486	$46,915

Cost of Revenue

Cost of revenue consists of the cost of products and service arrangements sold to our client’s customers, costs of designing, producing and delivering marketing services, and salaries and other personnel expenses related to fee-based activities. Cost of revenue also includes the cost of inbound and outbound shipping, net of amounts recovered from our client’s customers.

Advertising

We expense the production costs of advertising as incurred, except for direct response advertising, which we capitalize. Direct response advertising consists primarily of the costs to produce emails, faxes and mailings. The capitalized production costs are amortized over the three-month period following the advertising campaign.

At December 31, 2003 and 2002, there were no deferred advertising costs. In the years ended December 31, 2003, 2002, and 2001, we received an aggregate of $332,000, $443,000 and $1.3 million, respectively, from our clients for advertising services and reimbursement of advertising expenses. Total advertising expenses incurred in the years ended December 31, 2003, 2002, and 2001 were $800,000, $464,000 and $687,000, respectively.

Income Taxes

We account for income taxes using the liability method in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At December 31, 2003 and 2002, we had deferred tax assets of $16.2 and $16.0 million, respectively, that were subject to a 100% valuation allowance and therefore are not recorded on our balance sheet as an asset.

Comprehensive Loss

Comprehensive loss consists of net loss adjusted for the effect of unrealized holding gains or losses on available-for-sale securities. For the years ended December 31, 2003 and 2002, the unrealized holding (loss) gain on investments was approximately zero and $(45,000), respectively. For the year ended December 31, 2003, comprehensive loss approximated net loss. Comprehensive loss for the year ended December 31, 2002 was $3.6 million.

Stock-Based Compensation

As of December 31, 2003, we had two active stock-based compensation plans, the 2003 Stock Incentive Plan, described below, and the 1999 Employee Stock Purchase Plan, which are more fully described in Note 8. We account for our stock-based awards to employees in accordance with the intrinsic value method and disclose the pro forma effect on operations of using the fair value method of valuing these awards. The fair value of these awards is calculated using the Black-Scholes option pricing model, which requires that we estimate the volatility of our stock, an appropriate risk-free interest rate, and our dividend yield. The calculation of fair value is highly sensitive to the expected life of the stock-based award and the volatility of our stock, both of which we estimate based primarily on historical experience.

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

For the years ended December 31, 2003, 2002, and 2001, we recorded zero, zero, and $344,000 in stock-based compensation related to stock options granted to employees for which the exercise price was less than the deemed fair value on the date of grant. Amortization of stock-based compensation is recorded using the graded vesting method.

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Had we recognized compensation expense for the grant date fair value of stock-based awards granted to employees and non-employee members of our Board of Directors in accordance with SFAS 123, our net loss and net loss per share would have increased to the pro forma amounts below (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Net loss as reported	$(3,059)	$(3,505)	$(14,351)
Total stock-based employee compensation expense determined under the fair value method	(470)	(696)	(2,194)

Pro forma net loss	$(3,529)	$(4,201)	$(16,545)

Basic and diluted net loss per share as reported	$(0.08)	$(0.09)	$(0.38)

Basic and diluted net loss per share pro forma	$(0.09)	$(0.11)	$(0.44)

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

Recently Issued Accounting Standards

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The principle difference between SFAS 146 and EITF 94-3 relates to its requirement for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity’s product warranty liabilities. The provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of FIN 45 did not have a material impact on our financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim financial statement disclosure requirements of SFAS 148 are effective for interim periods beginning after December 15, 2002. We did not adopt the transition provisions of SFAS 148 and continue to account for stock-based compensation issued to employees under the intrinsic value method of APB No. 25. We adopted the interim and annual disclosure requirements of SFAS 148 in 2003.

In May 2003, the FASB issued SFAS No. 150—“Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which addresses how to classify and measure certain financial instruments with characteristics of both liabilities (or an asset in some circumstances) and equity. SFAS 150 requirements apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our results of operations or financial position.

In January 2003, the FASB issued FIN 46—“Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities (VIEs) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003. We do not conduct business or have not entered into transactions with parties having characteristics of VIE’s, the adoption of FIN 46 did not have a material impact on our results of operations or financial position.

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.  Net Loss Per Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding during the year, less shares subject to repurchase. Diluted earnings per common share also gives effect, as applicable, to the potential dilutive effect of outstanding stock options, using the treasury stock method, and convertible securities, using the if converted method, as of the beginning of the period presented or the original issuance date, if later.

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Basic and diluted:
Net loss	$(3,059)	$(3,505)	$(14,351)

Weighted-average common shares	38,957	38,685	38,015
Less: weighted-average shares subject to repurchase	—	(1)	(5)

Weighted-average common shares outstanding—basic and diluted	38,957	38,684	38,010

Net loss per share—basic and diluted	$(0.08)	$(0.09)	$(0.38)

Options to purchase 4,350,253, 4,390,400 and 4,349,419 shares of common stock were outstanding at December 31, 2003, 2002 and 2001, respectively, and were not included in the diluted net loss per share computation, as the effect of including such shares would be antidilutive because of the net loss recorded in each period.

3.  Balance Sheet Components (in thousands)

	December 31,
	2003	2002
Prepaid expenses and other current assets:
Prepaid insurance	$582	$760
Prepaid support and maintenance contracts	167	98
Income tax receivable	—	211
Other prepaid expenses and other current assets	258	256

	$1,007	$1,325

Property and equipment:
Computer equipment	$4,920	$5,829
Capitalized software and development	6,926	6,336
Furniture and fixtures	917	512
Leasehold improvements	321	364

	13,084	13,041
Accumulated depreciation and amortization	(10,276)	(9,497)

	$2,808	$3,544

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.  Accrued Restructuring and Other Related Charges

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

As of September 30, 2002, all severance and legal costs related to the restructuring program had been paid and there were no remaining obligations for severance or legal costs related to the restructuring. Due to lower than anticipated severance and legal costs, in the quarter ended September 30, 2002, we recorded recoveries of restructuring and other related charges of $35,000. Additionally, in the quarter ended December 31, 2002, we recorded recoveries of restructuring and other related charges of $205,000 resulting from a negotiated reduction in the lease term of our unoccupied facility.

The following table summarizes the activity related to the restructuring liability during the years ended December 31, 2001, 2002 and 2003, respectively (in thousands):

	Employee Severance	Lease Cancellation and Facility Exit Costs	Write-Off of Abandoned Assets	Legal and Other Expenses	Accrued Restructuring Costs and Related Charges
2001:
Reserve established	158	1,035	1,115	81	2,389
Utilization of reserve—non-cash	—	—	(1,115)	—	(1,115)
Utilization of reserve—cash payments	(132)	(158)	—	(63)	(353)

Balance at December 31, 2001	26	877	—	18	921
2002:
Utilization of reserve—cash payments	(1)	(383)	—	(74)	(458)
Adjustment to reserve	6	(66)	—	60	—
Recovery of excess restructuring reserve	(31)	(205)	—	(4)	(240)

Balance at December 31, 2002	$—	$223		$—	$223

2003:
Utilization of reserve—cash payments	—	(171)	—	—	(171)
Adjustment to reserve	—	(29)	—	—	(29)
Recovery of excess restructuring reserve	—	(23)	—	—	(23)

Balance at December 31, 2002	$—	$—	$—	$—	$—

5.  Capital Lease and Financing Obligations, and Guarantees

Capital Leases

We lease certain property under capital leases that expire at various dates through 2005. The effective annual interest rates on our capital lease obligations range from 7.9% to 16.6%, with an average of 11.8%. As of

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2003 and 2002, property and equipment included amounts held under capital leases of approximately $2.1 and $2.1 million, respectively, and related accumulated depreciation of approximately $2.0 and $1.8 million, respectively. The capital lease obligations are collateralized by the related leased property and equipment.

During 2003 we entered into a one-year financing arrangement for the purchase of certain software products from a third-party for internal use in the amount of $172,000 with an effective interest rate of 9.4%. The arrangement qualifies and is accounted for as a capital lease. During 2002, we entered into seven separate financing arrangements for the purchase of various software, equipment and maintenance services for internal use. These leases, of which five have subjective acceleration clauses, have terms ranging from 12 to 36 months. These arrangements qualify and are accounted for as capital leases. Future minimum payments under these leases are $77,000 in 2004 and $33,000 in 2005.

Future minimum lease payments due under our capital leases are as follows (in thousands):

2004	89
2005	34
2006 and thereafter	—

Total minimum lease payments	123
Less amount representing interest	(12)

Present value of minimum lease payments	111
Less current portion	(80)

Long-term portion	$31

Financing Obligations

In November 2002, we entered into a Commercial Insurance Premium Finance and Security Agreement (“2003 Financing Agreement”) to finance certain of our liability insurance premiums in the amount of $822,000. At December 31, 2003, our liability related to the Financing Agreement was fully paid.

In November 2003, we entered into a Commercial Insurance Premium Finance and Security Agreement (“2004 Financing Agreement”) to finance certain of our liability insurance premiums in the amount of $605,000. Amounts owed under the Financing Agreement bear interest at an annual rate of 3.25% and principal and interest are payable in monthly installments of $51,000, through October 2004. At December 31, 2003, our liability related to the Financing Agreement was $504,000, all of which will be paid in 2004.

Guarantees

In February 2003, we entered into a letter of credit agreement, which secures amounts owed under a financial lease entered into in February 2003. On December 31, 2003, the letter of credit had a value of $186,000 and will expire on March 31, 2004.

In December 2002, we entered into a letter of credit in the original amount of $770,000 as security for our liability under the 2003 Financing Agreement. The letter of credit will decline over time in accordance with the remaining balance payable under the Financing Agreement. At December 31, 2003, the letter of credit had a current value of $347,000.

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In December 2003, we entered into a letter of credit in the original amount of $563,000 as security for our liability under the 2004 Financing Agreement. The letter of credit will decline over time in accordance with the remaining balance payable under the 2004 Financing Agreement. At December 31, 2003, the letter of credit had a current value of $563,000.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of December 31, 2003.

6.  Commitments

We lease our facility and certain property and equipment under operating leases that expire at various dates through 2006. The operating lease for our corporate facility expires in September 2004. Future minimum lease payments under non-cancelable operating lease agreements are as follows (in thousands):

2004	236
2005	36
2006	4
Thereafter	—

$276

Rent expense under operating lease agreements during the years ended December 31, 2003, 2002, and 2001 was $434,000, $502,000, and $1,023,000, respectively.

We do not have commercial commitments under lines of credit

7.  Income Taxes

The federal and state income tax benefit for the years ended December 31, 2003, 2002, and 2001 consists of the following (in thousands):

	December 31,
	2003	2002	2001
Current:
Federal	$(24)	$(373)	$—
State	1	—	—
	(23)	(373)	—
Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

	$(23)	$(373)	$—

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In March 2002, the Internal Revenue Service issued the Job Creation and Worker Assistance Act of 2002 which extended the regular and alternative minimum tax net operating loss carryback period from two years to five years for losses arising in 2001 or 2002 tax years. As a result of this new law, we recorded an income tax benefit of $24,000 and $373,000 during the year ended December 31, 2003 and 2002, attributable to the recovery of income taxes paid in prior periods.

A reconciliation of taxes computed at the statutory federal income tax rate to income tax benefit follows (in thousands):

	December 31,
	2003	2002	2001
Benefit computed at federal statutory rate	$(1,048)	$(1,319)	$(4,879)
Unbenefited losses	1,017	937	4,755
Other	8	9	124

	$(23)	$(373)	$—

Deferred income taxes reflect the net tax effects of temporary differences between the value of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets as of December 31, 2003 and 2002 are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$16,156	$14,666
Book over tax depreciation	—	803
Tax over book depreciation	(189)	—
Accrued reserved and other	261	482

Total deferred tax assets	16,228	15,951
Valuation allowance	(16,228)	(15,951)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, deferred tax assets have been offset by a valuation allowance to reflect these uncertainties. The valuation allowance for deferred tax assets increased approximately $277,000, $2.1 million and $5.4 million during the years ended December 31, 2003, 2002 and 2001, respectively.

As of December 31, 2003, the Company had net operating loss carryforwards for federal and state tax purposes of $43.0 million and $26.0 million respectively. The federal and state net operating loss carryforwards will expire at various dates beginning in 2004 through 2023, if not utilized.

Utilization of our net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

8.  Stockholders’ Equity

Preferred Stock

We have 20,000,000 shares of preferred stock authorized The board of directors has the authority to issue the preferred stock and to fix or alter the rights, privileges, preferences and restrictions related to the preferred stock, and the number of shares constituting any such series or designation. No shares of preferred stock were outstanding at December 31, 2003 and 2002.

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

Stock Repurchases

During the years ended December 31, 2003, 2002 and 2001, we repurchased and retired zero, 1,924 and 637,000 shares of our common stock, respectively, for total consideration of zero, $3,000 and $1.2 million, respectively. At December 31, 2003, there were no shares of common stock subject to repurchase outstanding.

Stock Option Plans

In 2003, the board of directors adopted and the shareholders approved the 2003 Stock Incentive Plan (the “2003 Plan”). The 2003 Plan provides for the issuance of incentive stock options or nonqualified stock options to employees, consultants and non-employee members of the board of directors, and issuance of shares of common stock for purchase or as a bonus for services rendered. Options granted under the 2003 Plan are priced at not less than 100% of the fair value of the common stock on the date of grant and have a maximum term of ten years from the date of grant. In the case of incentive stock options granted to employees who own 10% or more of our outstanding common stock, the exercise price may not be less than 110% of the fair value of the common stock on the date of grant and such options will have a maximum term of five years from the date of grant. Options granted to employees and consultants become exercisable and vest in one or more installments over varying periods ranging up to five years as specified by the board of directors. Unexercised options expire upon, or within, six months of termination of employment, depending on the circumstances surrounding termination.

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The 1999 Plan provides for a fixed issuance amount to non-employee members of the board of directors at prices not less than 100% of the fair value of the common stock on the date of grant and a maximum term of ten years from the date of grant. Generally, options granted to non-employee members of the board of directors are immediately exercisable and vest in two or more installments over periods ranging from twelve to twenty-four months from the date of grant. Unvested options expire twelve months from the date termination of service as a non-employee member of the board of directors. At December 31, 2003, a total of 4,013,053 shares were outstanding. No additional shares will be granted under the 1999 Plan.

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2002, 2001 and 2000 there were no options granted outside of the 1999 Plan. A summary of activity under the 1999 Plan is as follows:

	Options Outstanding	Average Price Per Share
Balance at December 31, 1999	4,375,221	$2.68
Granted	3,475,963	$3.80
Excercised	(633,202)	$0.29
Canceled	(1,312,010)	$4.35

Balance at December 31, 2000	5,905,972	$3.25
Granted	1,894,542	$1.11
Excercised	(605,922)	$0.16
Canceled	(2,845,173)	$4.02

Balance at December 31, 2001	4,349,419	$2.29
Granted	4,239,990	$0.30
Excercised	(340,981)	$0.17
Canceled	(3,858,028)	$2.32

Balance at December 31, 2002	4,390,400	$0.51

Granted	720,200	$0.93
Excercised	(248,992)	$0.31
Canceled	(511,355)	$1.12

Balance at December 31, 2003	4,350,253	$0.52

The following table summarizes information about stock options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
		(years)
$0.06 - $0.22	96,041	8.36	$0.22	34,467	$0.22
$0.23	1,988,912	7.27	$0.23	1,463,815	$0.23
$0.26 - $0.30	665,425	8.11	$0.29	310,390	$0.29
$0.31 - $0.58	442,058	5.51	$0.41	389,065	$0.39
$0.67 - $0.82	597,637	8.72	$0.79	187,866	$0.78
$0.83 - $1.64	438,909	8.71	$1.17	122,410	$1.28
$2.00 - $8.00	114,696	6.71	$2.58	94,739	$2.64
$10.06	275	6.22	$10.06	275	$10.06
$16.63	1,300	6.05	$16.63	1,279	$16.63
$21.13	5,000	5.97	$21.13	5,000	$21.13

$0.06 - $21.13	4,350,253	7.57	$0.52	2,609,306	$0.49

In connection with the grant of certain options to employees during the year ended December 31, 1999, we recorded deferred compensation expense of approximately $2.0 million based on the difference between the exercise prices of those options at their respective grant dates and the deemed fair value for accounting purposes

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

of the shares of common stock subject to such options. This amount was included as a reduction of stockholders’ equity and was amortized on the graded vesting method over the vesting period of the options. Compensation expense of $344,000 and $610,000 recognized during the years ended December 31, 2001 and 2000, respectively, relates to options awarded to employees in all operating expense categories and has been recorded in depreciation and amortization expenses in the accompanying statements of operations. At December 31, 2001, there was no remaining balance to be amortized.

Employee Stock Purchase Plan

In 1999, our board of directors adopted and our shareholders approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan is available for all full-time employees possessing less than 5% of combined voting power on all outstanding classes of stock. The Purchase Plan provides for the issuance of common stock at a purchase price of 85% of the fair value of the common stock at the beginning or end of the offering period, whichever is lower. Purchase of shares is made through employee payroll deductions and may not exceed 15% of an employee’s total compensation. Unless terminated earlier at the discretion of our board of directors, the Purchase Plan terminates on the earlier of the last business day in October 2009, the date on which all shares available for issuance have been sold on the date on which all purchase rights are exercised in connection with a change in control. The number of shares available for future issuance under the Purchase Plan automatically increases annually on the first trading day of January by an amount equal to the lesser of 1% of our outstanding common stock at the end of the calendar year, or 400,000 shares. On December 31, 2003, a total of 503,303 shares had been issued under the Purchase Plan and 1,661,396 shares were available for future issuance.

Stock Based Compensation

The fair value of our stock-based grants was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options			Purchase Plan
	2003	2002	2001	2003	2002	2001
Expected life in years	4	4	4	1.12	0.5	0.5
Volatility	1.89	2.49	4.87	1.19	1.35	1.68
Risk-free interest rate	2.5%	3.5%	5.2%	1.3%	1.7%	4.4%

The weighted-average fair value of stock options granted in the years ended December 31, 2003, 2002, and 2001 was $0.87, $0.28, and $1.11 per share, respectively. No option shares were granted during the year ended December 31, 2003 with an exercise price below the fair value of our common stock on the date of grant. The weighted-average fair value of the option element of the employee stock purchase plan stock granted in the years ended December 31, 2003, 2002, and 2001 was $0.26, $0.16, and $0.78 per share, respectively.

9.  Related Party Transactions

During 2001 and the six month period ending June 30, 2002, we purchased inventories and service agreements from a client who had a board member that also sits on our board of directors. Total purchases from such client during the six months ended June 30, 2002, the period during which it was a related party, amounted to $1.1 million. During the same six-month period, we received marketing development fund reimbursements of $32,000 from that client. Total purchases amounted to $2.5 million during the year ended December 31, 2001 and at December 31, 2001, we owed that client $861,000 for such purchases, which is classified as Payable to Related Parties on the accompanying balance sheet as of December 31, 2001. Also during the year ended

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2001, we received marketing development fund reimbursements of $143,000 from that client. Amounts totaling $81,000 were receivable from that client at December 31, 2001. As of June 28, 2002, this board member was no longer on the board of our client, and accordingly, our outstanding payables to that client as of December 31, 2002 have been included in the accompanying December 31, 2002 balance sheet as a component of accounts payable.

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

During January through April of 2001 and the year ended December 31, 2000, we purchased inventories and service agreements from a stockholder at a total cost of $1.5 million and $5.4 million, respectively. Effective May 2001, this stockholder ceased to be a client. During January through April 2001 and the year ended December 31, 2000, we received marketing development fund reimbursements of $50,000 and $630,000 from that stockholder, respectively. At December 31, 2003 and 2002, there was no receivable from that stockholder and we did not owe any amount to that stockholder.

10.  Employee Benefit Plan

We have a defined contribution benefit plan established under the provisions of Section 401(k) of the Internal Revenue Code. All employees may elect to contribute up to 20% of their compensation to the plan through salary deferrals. We match 25% of the first 6% of the employee’s compensation contributed to the plan. Participants’ contributions are fully vested at all times. Our contributions vest incrementally over a four-year period. During the years ended December 31, 2003, 2002, and 2001, we expensed $48,000, $41,000, and $97,000, respectively, relating to our contributions under the plan.

11.  Interest and Other Income (Expense), Net

The components of interest and other (expense) income, net are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Interest income	$56	$122	$550
Interest expense	(89)	(103)	(162)
Other	8	(50)	—

	$(25)	$(31)	$388

12.  Subsequent Events (Unaudited)

On February 20, 2004, we completed a $7.0 million private placement of common stock and common stock purchase warrants with certain institutional investors. The Company sold an aggregate of approximately 4.67 million shares of common stock at $1.50 per share. As a result of the financing, the Company also issued warrants to purchase an aggregate of approximately 970,673 shares of Rainmaker’s common stock at an exercise price of $1.875 per share. The financing was completed under the provisions of Regulation D of the Securities and Exchange Commission. The net proceeds of the financing of $6.4 million, after direct costs of the

RAINMAKER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

transaction, are expected to be used for general corporate purposes including working capital, development of additional business opportunities with existing clients and attracting new clients, continuing investment in its proprietary technology platform and building or acquiring lower cost capacity.

13.  Unaudited Quarterly Financial Data

	Three Months Ended
	March 30	June 30	September 30	December 31
	(in thousands, except per share data)
2003:
Net services revenue	$10,409	$9,657	$10,973	$10,219
Gross profit	3,245	3,133	3,694	3,467
Operating loss (A)	(807)	(897)	(691)	(662)
Net loss	(802)	(906)	(693)	(658)
Net loss per share—basic and diluted	(0.02)	(0.02)	(0.02)	(0.02)
2002:
Net services revenue	$8,485	$9,724	$10,626	$10,477
Gross profit	2,405	2,633	3,020	2,990
Operating loss (A)	(1,513)	(1,260)	(621)	(453)
Net loss	(1,355)	(1,249)	(610)	(291)
Net loss per share—basic and diluted	(0.04)	(0.03)	(0.02)	(0.01)

(A)	During the quarters ended September 30, 2002, December 31, 2002 and December 31, 2003, the Company recorded recoveries of restructuring and other related charges of $35,000, $205,000 and $23,000 respectively.

ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

Based on their review, as of December 31, 2003, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our officers required by this Item is incorporated by reference to our Proxy Statement under the heading “Executive Officers”. The information concerning our Directors required by this Item is incorporated by reference to our Proxy Statement under the heading “Election of Directors”. Information concerning compliance by our officers, Directors and 10% stockholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in our Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding the presence of an audit committee financial expert required by this Item is incorporated by reference to our Proxy Statement under the heading “Audit Committee.”

We have a documented formal ethics policy to which all of our financial executives agree to adhere and advocate in governing his/her professional and ethical conduct. We also have a documented formal Code of Business Conduct and Ethics to which all our employees agree to adhere. Included in the Code of Business Conduct and Ethics is our policy prohibiting retaliation or retribution against any employee for cooperating in an investigation or for making a complaint or report regarding business ethics or conduct of any other employee. The Code of Business Conduct and Ethics is posted on the Company’s website, at http://www.rmkr.com. The Company will also disclose any amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to a director or officer in accordance with applicable NASDAQ and SEC requirements.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement under the heading “Executive Compensation and Other Information.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A portion of the information required by this Item is incorporated by reference to our Proxy Statement under the heading “Ownership of Securities” and the balance of the information required by this Item is disclosed herein above under the heading “Equity Compensation Plans”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our Proxy Statement under the heading “Employment Contracts, Termination of Employment and Change in Control Arrangements.”

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement under the heading “Principal Accountants Fees and Services.”

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

10.1	(1)	Form of Indemnification Agreement.

10.2	(1)	1999 Stock Incentive Plan.

10.3	(1)	1999 Stock Purchase Plan.

10.4	(1)	Net Lease Agreement dated July 29, 1996 between UniDirect Corporation and Borland International, Inc., together with amendments dated February 27, 1997, April 14, 1998 and November 15, 1998.

10.5	(1)	Net Lease Agreement dated November 5, 1998 between UniDirect Corporation and Inprise Corporation.

10.6	(1)	Master Lease Agreement dated May 5, 1999 between Rainmaker Systems, Inc. and Celtic Leasing Corp.

10.7	(1)	Loan and Security Agreement dated October 28, 1997 between UniDirect Corporation and MetLife Capital Corporation, together with related agreements dated May 5, 1999.

10.8	(2)	Form of Notice of Grant of Stock Option

10.9	(3)	Form of Stock Option Agreement

10.10	(5)	+Internet Applications Division (IAD) Reseller Agreement dated March 22, 1999 between Sybase, Inc. and Rainmaker Systems, Inc.

10.11	(1)	+Outsource Services Agreement dated March 26, 1999 between Rainmaker Systems, Inc. and Novell, Inc., together with amendment dated September 8, 1999.

10.12	(6)	+Amendment No. 2, dated March 1, 2001 to Outsource Services Agreement dated March 26, 1999 between Rainmaker Systems, Inc. and Novell, Inc., together with amendments dated September 8, 1999

10.13	(6)	+Amendment No. 1, dated February 5, 2001, to Internet Applications Division (IAD) Reseller Agreement dated March 22, 1999 between Sybase, Inc. and Rainmaker Systems, Inc.

10.14	(7)	+Non Technical Services Agreement, dated April 6, 2001 between Rainmaker Systems, Inc. and International Business Machines Corporation

10.15	(7)	+Master Agreement, dated May 4, 2001, between Rainmaker Systems, Inc. and Caldera International, Inc.

10.16	(8)	+Non Technical Services Agreement, dated July 10, 2001 between Rainmaker Systems, Inc. and Nortel Networks, Inc.

10.17	(4)	Option Exchange Offer, dated November 30, 2001

10.18	(9)	+Employment Agreement with Michael Silton, dated January 1, 2001

10.19	(9)	+Employment Agreement with Martin D. Hernandez, dated January 1, 2001

10.20	(10)	+Master Services Agreement dated December 19, 2001 between Rainmaker Systems, Inc. and Dell Products L.P.

10.21	(11)	+Services Sales Outsourcing Partner Agreement dated September 25, 2000, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.22	(11)	+Services Sales Outsourcing Partner Agreement, Amendment No. 1 dated January 2, 2001, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.23	(11)	+Schedule 4, Operational Plan/Business Rules Document to Service Sales Outsourcing Partner Agreement dated September 25, 2000, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.24	(11)	+Services Sales Outsourcing Partner Agreement dated August 1, 2002, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.25	(11)	+Business Rules Approval dated September 5, 2002, between Rainmaker Systems, Inc. and Hewlett-Packard Company (amend/adds to Exhibit 10.23).

10.26	(11)	+Amendment to Internet Applications Division (IAD) Reseller Agreement and Outsourcing Addendum dated June 12, 2002, between Rainmaker Systems, Inc. and Sybase, Inc.

10.27	(11)	+Amendment to Outsourced Services Agreement dated August 15, 2002, between Rainmaker Systems, Inc. and Nortel Networks, Inc.

10.28	(12)	Form of Ethics Policy for financial executives.

10.29	(13)

Amendment to Statement of Work dated January 16, 2003, between Rainmaker Systems, Inc. and Dell Products, L.P (amends/adds to the Master Services Agreement dated December 19, 2001, filed as Exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on May 3, 2002).

10.30	(13)

Schedule A Statement of Work dated January 16, 2003, between Rainmaker Systems, Inc. and Dell Products, L.P (amends/adds to the Master Services Agreement dated December 19, 2001, filed as Exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on May 3, 2002).

10.31	(13)

Business Rules Approval dated February 6, 2003, between Rainmaker Systems, Inc. and Hewlett-Packard Company (amends/adds to Schedule 4, Operational Plan/Business Rules Document to Service Sales Outsourcing Partner Agreement dated September 25, 2000, filed as Exhibit 10.23 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on November 14, 2002).

10.32	(14)

Statement of Work for IBM ServicePac Sales Under IBM Non-Technical Service Agreement #4901AD0002 between International Business Machines and Rainmaker Systems, Inc. dated June 16, 2003 (amends/adds to the IBM Non-Technical Service Agreement #4901AD0002 dated April 6, 2001 filed as Exhibit 10.27 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on August 10, 2001).

10.33	(14)	2003 Stock Incentive Plan.

10.34	(15)

Addendum to Schedule A to Statement of Work dated August 27, 2003, between Rainmaker Systems, Inc. and Dell Products, L.P. (amends/adds to the Master Services Agreement dated December 19, 2001, filed as Exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on May 3, 2002).

10.35	(15)

Schedule B to Statement of Work dated August 27, 2003, between Rainmaker Systems, Inc. and Dell Products, L.P. (amends/adds to the Master Services Agreement dated December 19, 2001, filed as Exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on May 3, 2002).

14		Code of Business Conduct and Ethics

21.1		List of Subsidiaries

23.1		Consent of Independent Auditors.

23.2	(1)	Consent of legal counsel or company

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

On November 4, 2003, we filed a current report on Form 8-K to furnish our earnings release reporting financial results for the fiscal quarter ended September 30, 2003.

(1)	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by Rainmaker (Reg. No. 333-86445).
(2)	Incorporated by reference to exhibit number 99.2 to the Registration Statement on Form S-8 filed by Rainmaker (Reg. No. 333-91095).
(3)	Incorporated by reference to exhibit number 99.3 to the Registration Statement on Form S-8 filed by Rainmaker (Reg. No. 333-91095).
(4)	Incorporated by reference to exhibit (a)(1) to the Tender Offer Statement on Form SC TO-I filed by Rainmaker (Reg. No 005-58179).
(5)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q filed by Rainmaker on May 15, 2000.
(6)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q filed by Rainmaker on May 2, 2001.
(7)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q filed by Rainmaker on August 10, 2001.
(8)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q filed by Rainmaker on October 19, 2001.
(9)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-K filed by Rainmaker on March 29, 2002.
(10)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q filed by Rainmaker on May 3, 2002.
(11)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(12)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-K Filed by Rainmaker on March 28, 2003.
(13)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q Filed by Rainmaker on May 15, 2003.

(14)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q Filed by Rainmaker on August 14, 2003.
(15)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q Filed by Rainmaker on November 14, 2003.
+	Confidential treatment has previously been granted by the Commission for certain portions of the referenced exhibit.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Charges Utilized	Balance at End of Year
	(in thousands)
Allowance for sales returns and doubtful accounts:
Year ended December 31, 2003	$342	$13	$(148)	$207
Year ended December 31, 2002	$410	$149	$(217)	$342
Year ended December 31, 2001	$608	$49	$(247)	$410

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scotts Valley, State of California, on the          day of March 2004.

RAINMAKER SYSTEMS, INC.

By:	/s/ MICHAEL SILTON
Michael Silton, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL SILTON Michael Silton	Director, President and Chief Executive Officer (Principal Executive Officer)	March 18, 2004

/s/ MARTIN HERNANDEZ Martin Hernandez	Secretary, Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)	March 18, 2004

/s/ ALOK MOHAN Alok Mohan	Chairman of the Board	March 18, 2004

/s/ ROBERT LEFF Robert Leff	Director	March 18, 2004

/s/ PHILLIP A. CLOUGH Phillip A. Clough	Director	March 18, 2004

/s/ GEORGE A. DE URIOSTE George A. de Urioste	Director	March 18, 2004