Form 10-K/A
period 2003-12-31
RAINMAKER SYSTEMS INC
filed 2004-03-22
CIK 1094007

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our annual report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 18, 2004. This amendment restates the report and corrects: (i) a misstated percentage in the risk factor under the heading “Factors that May Affect Future Results and Market Price of Stock—Our directors and their affiliates own a large percentage of our stock and can significantly influence all matters requiring stockholder approval”; (ii) incorrect cross-references in the exhibit index; and (iii) a typographical error in Exhibit 23.1.

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

Our directors, executive officers and entities affiliated with them together beneficially control approximately 40.7% of our outstanding shares (based on the number of shares outstanding as of February 27, 2004). As a result, any significant combination of those stockholders, acting together, may have the ability to control all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Rainmaker, which, in turn, could depress the market price of our common stock.

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

4.4	(20)	Purchase Agreement dated as of February 19, 2004, by and among Rainmaker Systems, Inc. and the purchasers set forth on the signature pages thereto.

10.1	(1)	Form of Indemnification Agreement.

10.2	(1)	1999 Stock Incentive Plan.

10.3	(1)	1999 Stock Purchase Plan.

10.4	(1.1)	Net Lease Agreement dated July 29, 1996 between UniDirect Corporation and Borland International, Inc., together with amendments dated February 27, 1997, April 14, 1998 and November 15, 1998.

10.5	(1.2)	Net Lease Agreement dated November 5, 1998 between UniDirect Corporation and Inprise Corporation.

10.6	(1.3)	Master Lease Agreement dated May 5, 1999 between Rainmaker Systems, Inc. and Celtic Leasing Corp.

10.7	(1.4)	Loan and Security Agreement dated October 28, 1997 between UniDirect Corporation and MetLife Capital Corporation, together with related agreements dated May 5, 1999.

10.8	(2)	Form of Notice of Grant of Stock Option

10.9	(3)	Form of Stock Option Agreement

10.10	(5)	+Internet Applications Division (IAD) Reseller Agreement dated March 22, 1999 between Sybase, Inc. and Rainmaker Systems, Inc.

10.11	(1.5)	+Outsource Services Agreement dated March 26, 1999 between Rainmaker Systems, Inc. and Novell, Inc., together with amendment dated September 8, 1999.

10.12	(6)	+Amendment No. 2, dated March 1, 2001 to Outsource Services Agreement dated March 26, 1999 between Rainmaker Systems, Inc. and Novell, Inc., together with amendments dated September 8, 1999

10.13	(7)	+Amendment No. 1, dated February 5, 2001, to Internet Applications Division (IAD) Reseller Agreement dated March 22, 1999 between Sybase, Inc. and Rainmaker Systems, Inc.

10.14	(8)	+Non Technical Services Agreement, dated April 6, 2001 between Rainmaker Systems, Inc. and International Business Machines Corporation

10.15	(9)	+Master Agreement, dated May 4, 2001, between Rainmaker Systems, Inc. and Caldera International, Inc.

10.16	(10)	+Non Technical Services Agreement, dated July 10, 2001 between Rainmaker Systems, Inc. and Nortel Networks, Inc.

10.17	(4)	Option Exchange Offer, dated November 30, 2001

10.18	(11)	+Employment Agreement with Michael Silton, dated January 1, 2001

10.19	(11)	+Employment Agreement with Martin D. Hernandez, dated January 1, 2001

10.20	(12)	+Master Services Agreement dated December 19, 2001 between Rainmaker Systems, Inc. and Dell Products L.P.

10.21	(13)	+Services Sales Outsourcing Partner Agreement dated September 25, 2000, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.22	(13)	+Services Sales Outsourcing Partner Agreement, Amendment No. 1 dated January 2, 2001, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.23	(13)	+Schedule 4, Operational Plan/Business Rules Document to Service Sales Outsourcing Partner Agreement dated September 25, 2000, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.24	(13)	+Services Sales Outsourcing Partner Agreement dated August 1, 2002, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.25	(13)	+Business Rules Approval dated September 5, 2002, between Rainmaker Systems, Inc. and Hewlett-Packard Company (amend/adds to Exhibit 10.23).

10.26	(13)	+Amendment to Internet Applications Division (IAD) Reseller Agreement and Outsourcing Addendum dated June 12, 2002, between Rainmaker Systems, Inc. and Sybase, Inc.

10.27	(13)	+Amendment to Outsourced Services Agreement dated August 15, 2002, between Rainmaker Systems, Inc. and Nortel Networks, Inc.

10.28	(14)	Form of Ethics Policy for financial executives.

10.29	(15)

+Amendment to Statement of Work dated January 16, 2003, between Rainmaker Systems, Inc. and Dell Products, L.P (amends/adds to the Master Services Agreement dated December 19, 2001, filed as Exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on May 3, 2002).

10.30	(15)

+Schedule A Statement of Work dated January 16, 2003, between Rainmaker Systems, Inc. and Dell Products, L.P (amends/adds to the Master Services Agreement dated December 19, 2001, filed as Exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on May 3, 2002).

10.31	(15)

+Business Rules Approval dated February 6, 2003, between Rainmaker Systems, Inc. and Hewlett-Packard Company (amends/adds to Schedule 4, Operational Plan/Business Rules Document to Service Sales Outsourcing Partner Agreement dated September 25, 2000, filed as Exhibit 10.23 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on November 14, 2002).

10.32	(16)

+Statement of Work for IBM ServicePac Sales Under IBM Non-Technical Service Agreement #4901AD0002 between International Business Machines and Rainmaker Systems, Inc. dated June 16, 2003 (amends/adds to the IBM Non-Technical Service Agreement #4901AD0002 dated April 6, 2001 filed as Exhibit 10.27 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on August 10, 2001).

10.33(17)	2003 Stock Incentive Plan.

10.34(18)

+Addendum to Schedule A to Statement of Work dated August 27, 2003, between Rainmaker Systems, Inc. and Dell Products, L.P. (amends/adds to the Master Services Agreement dated December 19, 2001, filed as Exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on May 3, 2002).

10.35(18)

+Schedule B to Statement of Work dated August 27, 2003, between Rainmaker Systems, Inc. and Dell Products, L.P. (amends/adds to the Master Services Agreement dated December 19, 2001, filed as Exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on May 3, 2002).

14(19)	Code of Business Conduct and Ethics

21.1(19)	List of Subsidiaries

23.1	Consent of Independent Auditors.

23.2(1)	Consent of legal counsel or company

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

On November 4, 2003, we filed a current report on Form 8-K to furnish our earnings release reporting financial results for the fiscal quarter ended September 30, 2003.

(1)	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by Rainmaker (Reg. No. 333-86445).
(1.1)	Incorporated by reference to exhibit 10.7 to the Registration Statement on Form S-1 filed by Rainmaker (Reg. No. 33-86445).
(1.2)	Incorporated by reference to exhibit 10.8 to the Registration Statement on Form S-1 filed by Rainmaker (Reg. No. 33-86445).
(1.3)	Incorporated by reference to exhibit 10.13 to the Registration Statement on Form S-1 filed by Rainmaker (Reg. No. 33-86445).
(1.4)	Incorporated by reference to exhibit 10.14 to the Registration Statement on Form S-1 filed by Rainmaker (Reg. No. 33-86445).
(1.5)	Incorporated by reference to exhibit 10.22 to the Registration Statement on Form S-1 filed by Rainmaker (Reg. No. 33-86445).
(2)	Incorporated by reference to exhibit number 99.2 to the Registration Statement on Form S-8 filed by Rainmaker (Reg. No. 333-91095).
(3)	Incorporated by reference to exhibit number 99.3 to the Registration Statement on Form S-8 filed by Rainmaker (Reg. No. 333-91095).
(4)	Incorporated by reference to exhibit (a)(1) to the Tender Offer Statement on Form SC TO-I filed by Rainmaker (Reg. No 005-58179).
(5)	Incorporated by reference to exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker on May 15, 2000.
(6)	Incorporated by reference to exhibit 10.25 to the Report on Form 10-Q filed by Rainmaker on May 2, 2001.
(7)	Incorporated by reference to exhibit 10.26 to the Report on Form 10-Q filed by Rainmaker on May 2, 2001.
(8)	Incorporated by reference to exhibit 10.27 to the Report on Form 10-Q filed by Rainmaker on August 10, 2001.
(9)	Incorporated by reference to exhibit 10.28 to the Report on Form 10-Q filed by Rainmaker on August 10, 2001.
(10)	Incorporated by reference to exhibit 10.29 to the Report on Form 10-Q filed by Rainmaker on October 19, 2001.
(11)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-K filed by Rainmaker on March 29, 2002.
(12)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q filed by Rainmaker on May 3, 2002.
(13)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(14)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-K Filed by Rainmaker on March 28, 2003.
(15)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q Filed by Rainmaker on May 15, 2003.

(16)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q Filed by Rainmaker on August 14, 2003.
(17)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by Rainmaker on July 23, 2003 (Reg. No. 333-107285).
(18)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q Filed by Rainmaker on November 14, 2003.
(19)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-K Filed by Rainmaker on March 18, 2004.
(20)	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-3 filed by Rainmaker on March 22, 2004.
+	Confidential treatment has previously been granted by the Commission for certain portions of the referenced exhibit.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Charges Utilized	Balance at End of Year
	(in thousands)
Allowance for sales returns and doubtful accounts:
Year ended December 31, 2003	$342	$13	$(148)	$207
Year ended December 31, 2002	$410	$149	$(217)	$342
Year ended December 31, 2001	$608	$49	$(247)	$410

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scotts Valley, State of California, on the 22nd day of March 2004.

RAINMAKER SYSTEMS, INC.

By:	/s/ MICHAEL SILTON
Michael Silton, President and Chief Executive Officer