Form 10-Q
period 2004-03-31
RAINMAKER SYSTEMS INC
filed 2004-05-17
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2004

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

As of April 30, 2004, the registrant had 44,109,170 shares of Common Stock outstanding.

RAINMAKER SYSTEMS, INC.

FORM 10-Q

AS OF AND FOR THE QUARTER ENDED MARCH 31, 2004

PART I. - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2004	December 31, 2003 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,319	$4,854
Restricted cash	563	1,096
Accounts receivable, less allowance for doubtful accounts of $161 in 2004 and $207 in 2003	6,907	5,952
Prepaid expenses and other current assets	1,047	1,007

Total current assets	20,836	12,909
Property and equipment, net	2,749	2,808
Other noncurrent assets	114	100

Total assets	$23,699	$15,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,321	$10,213
Accrued compensation and benefits	444	369
Other accrued liabilities	1,619	773
Obligations under financing arrangements	354	504
Current portion of capital lease obligations	51	80

Total current liabilities	13,789	11,939

Capital lease obligations, less current portion	19	31

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 44,062,926 and 39,168,429 outstanding at March 31, 2004 and December 31, 2003, respectively	43	39
Additional paid-in capital	63,327	56,847
Accumulated deficit	(53,479)	(53,039)

Total stockholders’ equity	9,891	3,847

Total liabilities and stockholders’ equity	$23,699	$15,817

*	Derived from the Company’s audited financial statements for the year ended December 31, 2003

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Quarter Ended March 31,
	2004	2003
Net services revenue	$10,814	$10,409
Cost of services revenue	7,099	7,164

Total gross profit	3,715	3,245
Operating expenses:
Sales and marketing	2,050	1,675
Technology	230	425
General and administrative	1,502	1,551
Depreciation and amortization	382	401

Total operating expenses	4,164	4,052

Operating loss	(449)	(807)
Interest and other (expense) income, net	9	(18)

Loss before income taxes	(440)	(825)
Income tax benefit	—	(23)

Net loss	$(440)	$(802)

Number of shares used in per share computations:
Basic and diluted	40,447	38,832

Net loss per common share: Basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic and diluted	41,417	38,832

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

(Unaudited)

	Quarter Ended March 31,
	2004	2003
Operating activities:
Net loss	$(440)	$(802)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	382	401
Provision (credit) for sales returns and allowances for doubtful accounts	(28)	(41)
Changes in operating assets and liabilities:
Accounts receivable	(909)	(843)
Income taxes receivable	—	211
Prepaid expenses and other assets	(54)	95
Accounts payable	1,108	686
Accrued compensation and benefits	75	(164)
Accrued restructuring and related charges	—	(116)
Other accrued liabilities	828	(126)

Net cash provided by (used in) operating activities	962	(699)

Investing activities:
Purchases of property and equipment	(323)	(150)
Restricted cash, net	533	(102)
Sale of long-term investments	—	7

Net cash provided by (used in) investing activities	210	(245)

Financing activities:
Proceeds from issuance of common stock from option exercises	133	1
Proceeds from issuance of common stock and warrants from private placement	6,351	—
Repayment of capital lease obligations	(41)	(233)
Repayment of debt obligations	(150)	(203)

Net cash provided by (used in) financing activities	6,293	(435)

Net increase (decrease) in cash and cash equivalents	7,465	(1,379)

Cash and cash equivalents at beginning of period	4,854	7,167

Cash and cash equivalents at end of period	$12,319	$5,788

Supplemental disclosure of cash paid during the period:
Interest	$7	$29

Supplemental non-cash investing and financing activities:
Purchase of prepaid maintenance contracts under capital lease	$—	$172

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

— UNAUDITED —

1. BASIS OF PRESENTATION

The accompanying financial statements of Rainmaker Systems, Inc. (“Rainmaker,” “we,” “our,” “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements are unaudited but reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods. The results of operations for the quarter ended March 31, 2004 are not necessarily indicative of results to be expected for the year ending December 31, 2004, or any other period. These financial statements should be read in conjunction with Rainmaker’s financial statements and notes thereto included in Rainmaker’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

Certain prior year amounts in 2003 have been reclassified to conform to 2004 presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit.

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

We follow Staff Accounting Bulletin No. 101 “Revenue Recognition” (“SAB 101”) effective in the fourth quarter of 2000, retroactive to January 1, 2000. We also follow Staff Accounting Bulletin No. 104 “ Revenue Recognition” (“SAB 104”).

We also follow the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). EITF 99-19 interprets SAB 101 and addresses when a company should report revenue as the gross amount billed to our client’s customer versus the net amount earned by the company in the transaction. Specific indicators should be used by companies to determine if it is more appropriate for them to record revenues at the gross amount versus the net amount. These indicators include, but are not limited to, 1) whether the vendor is the primary obligor in the transaction, 2) whether the vendor assumes general inventory risk, 3) whether the vendor has latitude for setting the pricing for the goods or services it sells to its customers, and 4) whether the vendor bears the credit risk in the transaction. Absence of these indicators might indicate that revenue should be recorded at the net amount earned in the transaction. We believe our current revenue reporting practices are consistent with the revenue reporting criteria established in EITF 99-19.

A substantial amount of the Company’s sales transactions are reported based upon the gross amounts Rainmaker bills its customers of client services and products; however, the Company also sells products and services on behalf of its clients whereby it records revenue equal to the net amount that it earns in the transaction. The Company believes that gross billings, a measurement of the total volume of amounts billed by the Company to its customers for its clients’ products and services; provides a meaningful indication of the volume of Rainmaker’s business activity. The following table reconciles our net services revenue in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and our gross billings for the quarters ended March 31, 2004 and 2003 (in thousands):

	Quarter Ended March 31,
	2004	2003
Net services revenue (U.S. GAAP)	$10,814	$10,409

Difference between the amount invoiced to our clients’ customers and the amount earned by us under the transaction	9,587	4,753

Gross billings	$20,401	$15,162

Effective in fiscal year 2003, the Company established an allowance for sales returns. The amount provided in the allowance is an estimate based in part on recent historical experience. As of March 31, 2004 and December 31, 2003, the balance of the allowance for sales returns was $77,000 and $59,000, respectively.

Cost of Revenue

Cost of revenue consists of the cost of products and service arrangements sold to our client’s customers, costs of designing, producing and delivering marketing services, and salaries and other personnel expenses related to fee-based activities. Cost of revenue also includes the cost of inbound and outbound shipping, net of amounts recovered from our client’s customers.

Advertising

We expense the production costs of advertising as incurred, except for direct response advertising, which we capitalize. Direct response advertising consists primarily of the costs to produce emails, faxes and mailings. The capitalized production costs are amortized over the three-month period following the commencement of the advertising campaign.

Stock-Based Compensation

As of March 31, 2004, we had two active stock-based compensation plans, the 2003 Stock Incentive Plan, described below, and the 1999 Employee Stock Purchase Plan, which are more fully described in Note 8 to the financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2003. We account for our stock-based awards to employees in accordance with the intrinsic value method and disclose the pro forma effect on operations of using the fair value method of valuing these awards. The fair value of these awards is calculated using the Black-Scholes option pricing model, which requires that we estimate the volatility of our stock, an appropriate risk-free interest rate, and our dividend yield. The calculation of fair value is highly sensitive to the expected life of the stock-based award and the volatility of our stock, both of which we estimate based primarily on historical experience.

As permitted under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company has elected to continue to follow APB No. 25 and related interpretations in accounting for its stock-based awards to employees. Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 148 and has been determined as if the Company had accounted for awards to employees under the fair value method of SFAS No. 123. The fair value of stock options under the Company’s 2003 Stock Incentive Plan and stock purchase rights under the Company’s 1999 Employee Stock Purchase Plan was estimated as of the grant date using the Black-Scholes option pricing model.

Had we recognized compensation expense for the grant date fair value of stock-based awards granted to employees and non-employee members of our Board of Directors in accordance with SFAS 123, our net loss and net loss per share would have increased to the pro forma amounts below (in thousands, except per share data):

	Quarters Ended March 31,
	2004	2003
Net loss as reported	$(440)	$(802)
Total stock-based employee compensation expense determined under the fair value method	(118)	(122)

Pro forma net loss	$(558)	$(924)

Basic and diluted net loss per share as reported	$(0.01)	$(0.02)

Basic and diluted net loss per share pro forma	$(0.01)	$(0.02)

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

In January 2003, the FASB issued FIN 46 – “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities (VIEs) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after March 15, 2004. We do not conduct business or have not entered into transactions with parties having characteristics of VIE’s, the adoption of FIN 46 did not have a material impact on our results of operations or financial position.

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

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Quarters Ended March 31,
	2004	2003
Basic and diluted:
Net loss	$(440)	$(802)

Weighted-average common shares outstanding	40,447	38,832

Less: weighted-average shares subject to repurchase	—	—

Weighted-average common shares outstanding - basic and diluted	40,447	38,832

Net loss per share - basic and diluted	$(0.01)	$(0.02)

On February 20, 2004, the Company completed a private placement of its common stock and warrants to a group of private investment funds. The offering resulted in net proceeds to the Company of $6.4 million after selling expenses. The Company issued 4,666,700 common shares and warrants for the purchase of 970,673 shares of common stock. This transaction is more fully described in Part II, Item 2. “Recent Sale of Unregistered Securities”. The shares reserved for issuance upon exercise of the warrants are not included for the purpose of computing the weighted average common shares outstanding used in the net loss per share calculation.

Options and warrants to purchase 5,157,146 shares and options to purchase 4,570,056 shares of common stock were outstanding at March 31, 2004 and 2003, respectively, and were not included in the diluted net loss per share computation, as the effect of including such options and warrants would be antidilutive because of the net loss recorded in each period. At March 31, 2004 and 2003, respectively, there were no common shares subject to repurchase.

4. BALANCE SHEET COMPONENTS (in thousands)

	March 31, 2004	December 31, 2003
Prepaid expenses and other current assets:
Prepaid insurance	$392	$582
Prepaid support and maintenance contracts	158	167
Deferred contract costs	285	52
Other prepaid expenses and other current assets	212	206

	$1,047	$1,007

Property and equipment:
Computer equipment	$4,963	$4,920
Capitalized software and development	7,206	6,926
Furniture and fixtures	917	917
Leasehold improvements	321	321

	13,407	13,084
Accumulated depreciation and amortization	(10,658)	(10,276)

	$2,749	$2,808

5. SEGMENT REPORTING

We operate in one market segment, the marketing and sale of companies’ products and services to their customers, primarily for hardware and software manufacturers and communications equipment manufacturers. We primarily operate in one geographical segment, North America. Substantially all of our sales are made to our clients’ customers in the United States.

6. STOCK-BASED COMPENSATION

In May 2003, the stockholders approved the 2003 Stock Incentive Plan (the “2003 Plan”). The 2003 Plan replaced the 1999 Stock Incentive Plan, which is more fully described in Note 8 to the Financial Statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2003. The 2003 Plan provides for the issuance of incentive stock options or nonqualified stock options to employees, consultants and non-employee members of the board of directors, and issuance of shares of common stock for purchase or as a bonus for services rendered. Options granted under the 2003 Plan are priced at not less than 100% of the fair value of the common stock on the date of grant and have a maximum term of ten years from the date of grant. In the case of incentive stock options granted to employees who own 10% or more of our outstanding common stock, the exercise price may not be less than 110% of the fair value of the common stock on the date of grant and such options will have a maximum term of five years from the date of grant. Options granted to employees and consultants become exercisable and vest in one or more installments over varying periods ranging up to five years as specified by the board of directors. Unexercised options expire upon, or within, six months of termination of employment, depending on the circumstances surrounding termination.

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

The number of shares authorized for grant under the 2003 Plan automatically increases annually on the first trading date of January by an amount equal to the lesser of 4% of our outstanding common stock at December 31 or 3,000,000 shares. As of the effective date of the 2003 Plan, a total of 7,173,524 shares were authorized and available for future grant under the 2003 Plan and no shares remained available for future grant under our 1999 Plan (see description of 1999 Plan in Note 8 to the Financial Statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2003).

7. INCOME TAX BENEFIT

In March 2002, the Internal Revenue Service issued the Job Creation and Worker Assistance Act of 2002 which extended the regular and alternative minimum tax net operating loss carryback period from two years to five years for losses arising in 2001 or 2002 tax years. As a result of this new law, we recorded an income tax benefit of $23,000 during the three months ended March 31, 2003, attributable to previously unrecognized prior year research and development credits released as a result of this new law.

8. CAPITAL LEASE AND FINANCING OBLIGATIONS, GUARANTEES, AND RESTRICTED CASH

Capital Leases

During February 2003, we entered into a capital lease for maintenance services in the amount of $172,000, with an effective annual interest rate of 9.4%. The lease was for a period of twelve months and payments are made monthly. There was no new capital leases entered into during the quarter ended March 31, 2004.

Financing Obligations

In November 2003, we entered into a Commercial Insurance Premium Finance and Security Agreement (“2004 Financing Agreement”) to finance certain of our liability insurance premiums in the amount of $605,000. Amounts owed under the Financing Agreement bear interest at an annual rate of 3.25% and principal and interest are payable in monthly installments of $51,000, through October 2004. At March 31, 2004, our liability related to the Financing Agreement was $354,000, all of which will be paid in 2004.

Guarantees

In February 2003, we entered into a standby letter of credit agreement, which secures amounts owed under a financial lease entered into in February 2003. The standby letter of credit had a maximum value of $186,000 and expired effective on March 31, 2004.

In December 2002, we entered into a standby letter of credit in the original amount of $770,000 as security for our liability under the Commercial Insurance Premium Finance and Security Agreement (“2003 Financing Agreement”). At December 31, 2003, the standby letter of credit had a current value of $347,000. The 2003 Financing Agreement and the standby letter of credit was terminated on January 8, 2004.

In December 2003, we entered into a new standby letter of credit in the original amount of $563,000 as security for our liability under the Commercial Insurance Premium Finance and Security Agreement (“2004 Financing Agreement”). The letter of credit will decline over time in accordance with the remaining balance payable under the 2004 Financing Agreement. At March 31, 2004, the letter of credit had a current value of $563,000.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of March 31, 2004 or December 31, 2003.

Restricted Cash

Restricted cash represents a pledge of a Certificate of Deposit (“CD”) as security for the establishment of standby letters of credit required for the benefit of the lender and lessor in certain financing and or lease arrangements discussed above under Guarantees. As of March 31, 2004 and December 31, 2003, we had pledged CD’s in the amount of $563,000 and $1.1 million, respectively, to secure financing and lease obligations. The requirement to securitize obligations generally declines in proportion to the outstanding balance of the underlying financing arrangement.

9. COMMITMENTS

As of March 31, 2004, we have operating leases related to our facility and certain property and equipment that expire at various times through 2007. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and cash flow related to purchasing the assets. During the quarters ended March 31, 2004 and 2003, we recorded rent expense related to these leases of $80,000 and $122,000, respectively.

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

As a result of the focus on our core service contracts business and restructuring activities, we have been able to increase our gross profit at a greater rate than the increase in underlying operating expenses. During the quarter ended March 31, 2004, our total gross profit increased by 14.5% as compared to the comparable period in 2003. At the same time, our operating expenses in total grew by only 3%.

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

The majority of our revenues are derived from marketing and selling our client service contracts. Because of this, our quarterly revenues may fluctuate based on the total service contracts available for renewal or conversion in that period. Also, in past years, we discontinued marketing and selling certain clients’ products and services. As a result of this as well as the unfavorable economic conditions in the United States, our net revenue has, and may continue to, decline. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition. During unfavorable economic periods, it may be more difficult to sign new clients or expand relationships with existing clients. In addition, during unfavorable economic periods, spending on existing and new technology may decrease, resulting in downgrades of service contracts or fewer new service contracts, which may have a material adverse impact on our business. This impact may be offset as technology companies may compensate for decreased spending on new technology and technology upgrades with more robust service contracts on their existing technology.

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

Critical Accounting Policies/Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, asset impairments, restructuring charges, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Management has discussed the development of our critical accounting policies with the audit committee of the board of directors and they have reviewed the disclosures of such policies and management’s estimates in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management believes there have been no significant changes during the quarter ended March 31, 2004 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003

Revenue Recognition and Presentation

Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the client’s customer is received; the service contract or maintenance agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain unfulfilled. Revenue from product sales is recognized at the time of shipment of the product directly to the client’s customer. Revenue from services we perform is recognized as the services are accepted. Revenue from fee-based activities, such as customized integration and development, is recognized once these services have been delivered. A substantial amount of our sales transactions are reported based on the gross amount we bill to our clients’ customers for products and services, since we take title and assume risk of loss for products and service contracts sold, we can sell the products or service contracts at prices we determine, and we assume the full credit risk for the products and service contracts. However, we also sell products and services on behalf of our clients whereby, based on the evaluation of the specific facts and circumstances, we record revenue equal to the net amount that we earn in the transaction. The difference between our gross billings, a measurement of the total volume of products and services billed by us to our clients’ customers, and our net revenue earned was $9.6 million and $4.8 million in the quarters ended March 31, 2004 and 2003, respectively. The following table reconciles our net services revenue in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and our gross billings for the quarters ended March 31, 2004 and 2003 (in thousands):

	Quarter Ended March 31,
	2004	2003
Net services revenue (U.S. GAAP)	$10,814	$10,409

Difference between the amount invoiced to our clients’ customers and the amount earned by us under the transaction	9,587	4,753

Gross billings	$20,401	$15,162

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

•	revenue recognition; and

•	the allowance for sales returns, which impacts revenue.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts based upon estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. The allowance for doubtful accounts at March 31, 2004 and December 31, 2003 was $161,000 and $207,000, respectively.

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

Concentrations

We generate a significant portion of our net revenues from the marketing and selling of products and services for a limited number of clients. For the quarter ended March 31, 2004, sales to customers of Dell Products, L.P. (“Dell”), Hewlett-Packard Company (“HP”), Nortel Networks, Inc. (“Nortel”) and Sybase, Inc. (“Sybase”), each accounted for more than 10% of our net revenues. For the quarter ended March 31, 2003, sales to customers of HP, Nortel and Sybase each accounted for more than 10% of our net revenues. For the quarters ended March 31, 2004 and 2003, customers of the previously mentioned clients collectively accounted for 99% and 91%, respectively, of net revenues. No individual client’s customers in the aggregate accounted for more than 43% and 40% of net revenues, respectively, in the quarters ended March 31, 2004 and 2003.

As a percentage of gross billings, Dell, HP and Nortel, each accounted for more than 10% of our gross billings in the quarter ended March 31, 2004. For the quarter ended March 31, 2003, sales to customers of Dell, HP, Nortel and Sybase each accounted for more than 10% of our gross billings. For the quarters ended March 31, 2004 and 2003, sales to customers of the previously mentioned clients collectively accounted for 92% and 98%, respectively, of gross billings. No individual client’s customers in the aggregate accounted for more than 55% and 35% of our gross billings in the quarters ended March 31, 2004 and 2003, respectively. Gross billings represent the amount we invoice to our clients’ customers and we believe it provides a meaningful indication of the volume of our business. See the reconciliation of net services revenue to gross billings below under the captions “Comparison of Quarters Ended March 31, 2004 and 2003”.

We have outsource services agreements with our clients that expire at various dates ranging from March 2005 to April 2007. Many of our client agreements contain automatic renewal clauses. These clients may, however, terminate their contracts in accordance with the provisions of each contract. In most cases, a client must provide us with advance written notice of its intention to terminate.

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

Results of Operations

The following table sets forth for the periods given selected financial data as a percentage of our revenue. The table and discussion below should be read in connection with the financial statements and the notes thereto which appear elsewhere in this report as well as with our financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2003.

	Quarter Ended March 31,
	2004	2003
Net services revenue	100.0%	100.0%
Cost of services revenue	65.6%	68.8%

Gross profit	34.4%	31.2%

Sales and marketing	19.0%	16.1%
Technology	2.1%	4.1%
General and administrative	13.9%	14.9%
Depreciation and amortization	3.5%	3.9%

	38.5%	38.9%

Operating loss	-4.2%	-7.8%

Interest and other (expense) income, net	0.1%	-0.2%

Loss before income taxes	-4.1%	-8.0%

Income tax benefit	0.0%	-0.2%

Net loss	-4.1%	-7.8%

Comparison of Quarters Ended March 31, 2004 and 2003

Net Services Revenue. Net services revenue increased to $10.8 million for the quarter ended March 31, 2004 from $10.4 million for the comparable period in 2003. The increase in revenue was primarily the result of implementing a number of expansions of existing client relationships into new product and market segments.

A substantial amount of our net services revenue is reported based on the gross amounts we bill to our clients’ customers for their products and services. We also sell products and services on behalf of our clients whereby we record revenue equal to the net amount that we earn in the transaction. Pursuant to guidance in Emerging Issues Task Force Consensus No. 99-19, we also disclose gross billings in our financial statements, a measurement of the total volume of products and services billed by us to our clients’ customers for their products and services. We believe that gross billings, a non-GAAP financial measure, provides a meaningful indication of the volume of our business activity. Gross billings increased 35% to $20.4 million for the quarter ended March 31, 2004, from $15.2 million for the comparable period of 2003. The increase is primarily due to increased volume arising from expansions of certain client engagements into new product and market segments. The following table reconciles our net services revenue in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and our gross billings for the quarters ended March 31, 2004 and 2003 (in thousands):

	Quarter Ended March 31,
	2004	2003
Net services revenue (U.S. GAAP)	$10,814	$10,409

Difference between the amount invoiced to our clients’ customers and the amount earned by us under the transaction	9,587	4,753

Gross billings	$20,401	$15,162

Gross Profit. Gross profit increased 15% to $3.72 million for the quarter ended March 31, 2004 from $3.25 million for the comparable period in 2003. Gross margin increased to 34.4% for the quarter ended March 31, 2004, compared to 31.2% during the comparable period of the prior year. The increase in gross margin was primarily due to a change in the mix of existing clients and the increased proportion of net services revenues being reported as the amount we earn in the transaction as compared to that being reported based on the amount we bill to our clients’ customers. In addition, gross margin increased as a result of the mix of our clients’ products and services that we sell. We expect our gross margins to continue to vary based on the mix of clients and the services provided.

Sales and Marketing Expenses. Sales and marketing expenses increased 22% to $2.1 million for the quarter ended March 31, 2004 from $1.7 million for the comparable period of 2003. This increase is due, in part, to an increase in telesales payroll costs to support higher transaction volumes in the current quarter. Telesales staffing as of March 31, 2004 increased to 44 total headcount from 35 in the quarter ended March 31, 2003. We also increased our marketing expenditures on behalf of certain clients in connection with newly expanded product and market segments.

Technology Expenses. Technology expenses decreased 46% to $230,000 for the quarter ended March 31, 2004 from $425,000 for the comparable period of 2003. The total expenditures within the technology group declined by 10% during the quarter ended March 31, 2004 as compared to the comparable period in 2003. However, the majority of the decline in expenses recognized in the current year period was due to an increase in capitalized costs in the current quarter related to internal development incurred to create client-specific website, e-commerce or other facilities in support of business expansion and for development of our core technology platform. Capitalized costs for internally developed software for the quarters ended March 31, 2004 and 2003 were $229,000 and $85,000, respectively. These internally developed assets are capitalized, placed in service upon completion, and amortized generally over the shorter of the useful life of the asset or the term of the specific client agreement.

General and Administrative Expenses. General and administrative expenses declined 3% to $1.5 million for the quarter ended March 31, 2004, as compared to $1.55 million for the comparable period of 2003. The decrease is primarily due to reduced payroll costs, of $119,000 because of a reduction in headcount, and a decline in liability insurance costs by $51,000, partially offset by higher costs of interim staffing, which were higher by $57,000, all as compared to the same quarter in the prior year.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased 5% to $382,000 for the quarter ended March 31, 2004, from $401,000 for the comparable period in 2003. The decrease is the result of lower depreciation expense on lower property and equipment balances in 2004 as compared to 2003.

Interest and Other (Expense) Income, Net. The components of interest and other (expense) income, net are as follows (dollars in thousands):

	Quarter Ended March 31,		Increase/ (Decrease)
	2004	2003	$ Amt	%
Interest income	$16	$21	$(5)	-23.8%
Interest expense	(7)	(39)	(32)	82.1%
Other income	—	—	—	na

	$9	$(18)	$27	-150.0%

The decrease in interest income was attributable to lower average interest rates and, to a lesser extent, lower invested balances. The decrease in interest expense was the result of lower average capital lease and financing obligation balances outstanding for the quarter ended March 31, 2004, as compared to the comparable period in 2003.

Liquidity and Sources of Capital

Cash and cash equivalents increased to $12.3 million at March 31, 2004 as compared to $4.9 million at December 31, 2003, primarily as a result of proceeds from the sale of our common stock and warrants in a private placement completed in February 2004. Working capital was $7.0 and $1.0 million at March 31, 2004 and December 31, 2003, respectively. Net accounts receivable increased $955,000 or 16% from December 31, 2003 to March 31, 2004, primarily as a result of increased revenue during the period. Our days sales outstanding, on a net services revenue basis, were 54 days at March 31, 2004, as compared to 51 days at December 31, 2003. A substantial amount of our net services revenue is reported based on the gross amounts we bill to our clients’ customers. We also sell products and services on behalf of our clients whereby we record revenue equal to the net amount that we earn in the transaction. Pursuant to Emerging Issues Task Force Consensus No. 99-19, we disclose gross billings in our financial statements, a measurement of the total volume of products and services billed by us to our clients’ customers. We believe that gross billings, a non-GAAP financial measure, provides a meaningful indication of the volume of our business activity. Our accounts receivable balance is predominantly comprised of the amounts we bill to our clients’ customers, regardless of whether we record revenue equal to the gross amount we bill to our clients’ customer or the amount that we earn in the transaction. As a result, we also disclose our days sales outstanding on a gross billings basis. On a gross billings basis, our days sales outstanding were 29 days at March 31, 2004, as compared to 30 days at December 31, 2003. The following table reconciles net services revenue to gross billings and net services revenue days sales outstanding to days sales outstanding on a gross billings basis for the three months ended March 31, 2004 and 2003, respectively (dollars in thousands):

	Quarter Ended March 31,
	2004	2003
Net services revenue (U.S. GAAP)	$10,814	$10,409

Difference between the amount invoiced to our clients’ customers and the amount earned by us under the transaction	9,587	4,753

Gross billings	$20,401	$15,162

Net accounts receivable December 31	$5,952	$5,602
Net accounts receivable March 31	6,907	6,520

Average net accounts receivable	$6,430	$6,061

Number of days in quarter	91	90

Net services revenue per day	$119	$116

Gross billings per day	$224	$168

Net revenue days sales outstanding	54	52

Gross billings days sales outstanding	29	36

Cash provided by operating activities during the quarter ended March 31, 2004 was $962,000 as compared to cash used in operating activities of $699,000 during the quarter ended March 31, 2003. Cash provided by operating activities of $962,000 during the quarter ended March 31, 2004 was primarily the result of an increase in accounts payable of $1.1 million and accrued liabilities of $828,000 offset by our net loss, adjusted for non cash items of $86,000 and an increase in accounts receivable of $909,000.

Cash provided by investing activities during the quarter ended March 31, 2004 was $210,000 compared to cash used in investing activities of $245,000 during the quarter ended March 31, 2003. For the quarter ended March 31, 2004, cash provided by investing activities was the result of a decrease in restricted cash of $533,000 offset by purchases of property and equipment of $323,000.

Cash provided by financing activities during the quarter ended March 31, 2004 was $6.3 million as compared to cash used in financing activities of $435,000. For the quarter ended March 31, 2004, cash provided by financing activities of $6.3 million was primarily the result of the sale of common stock and warrants in a private placement completed in February. Cash used in financing activities of $435,000 during the quarter ended March 31, 2003 was the result of repayments of debt obligations.

Our principal source of liquidity as of March 31, 2004 consisted of $12.3 million of cash and cash equivalents. We anticipate that our existing capital resources and cash flow expected to be generated from future operations will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months.

Effective on April 30, 2004, the Company and Bridge Bank N.A. (“Lender”) executed a Business Loan Agreement and a Commercial Security Agreement in connection with a $3 million secured revolving line of credit that includes a $1 million Letter of Credit facility. These agreements authorize Lender to perfect a security interest in substantially all of the Company’s assets including intellectual property. As of this date, the Company has incurred no indebtedness to Lender.

Off-Balance Sheet Arrangements

Operating Leases

As of March 31, 2004, we have operating leases of our facility and certain property and equipment that expire at various times through 2007. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and cash flow related to purchasing the assets. During the quarter ended March 31, 2004 and March 31, 2003, we recorded rent expense related to these leases of $80,000 and $122,000, respectively.

Guarantees

In February 2003, we entered into a standby letter of credit agreement, which secures amounts owed under a financing lease entered into in February 2003. The standby letter of credit had a maximum value of $186,000 and expired on March 31, 2004.

In December 2003, we entered into a standby letter of credit in the original amount of $563,000 as security for our liability under the 2004 Financing Agreement. The standby letter of credit will decline over time in accordance with the remaining balance payable under the 2004 Financing Agreement. At March 31, 2004, the standby letter of credit is for $563,000 and is fully secured by the pledge of a certificate of deposit.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of March 31, 2004 or December 31, 2003.

Contractual Obligations

During February 2003, we entered into a financing lease for maintenance services in the amount of $172,000, with an effective annual interest rate of 9.4%. The lease expired in February 2004. Payments of $15,000 were made during the quarter ended March 31, 2004. As of March 31, 2004, the outstanding balance was zero.

Factors That May Affect Future Results and Market Price of Stock

We have incurred recent losses and expect to incur losses in the future.

We have incurred operating losses and net losses since fiscal 1999, and most recently we recorded an operating loss of $449,000 and net loss of $440,000 for the quarter ended March 31, 2004 and an operating loss of $3.1 million and a net loss of $3.1 million for the year ended December 31, 2003. We may incur losses in the future, depending on the timing of signing of new clients, impact of new and existing clients, our decisions to further invest in our technology or infrastructure, and our ability to continue to increase our operating efficiencies.

Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client could result in a substantial decrease in our revenue.

We generate a significant portion of our net revenues from the marketing and selling of products and services for a limited number of clients. For the quarter ended March 31, 2004, sales to customers of Dell Products, L.P. (“Dell”), Hewlett-Packard Company (“HP”), Nortel Networks, Inc. (“Nortel”) and Sybase, Inc. (“Sybase”), each accounted for more than 10% of our net revenues. For the quarter ended March 31, 2003, sales to customers of HP, Nortel and Sybase each accounted for more than 10% of our net revenues. For the quarters ended March 31, 2004 and 2003, customers of the previously mentioned clients collectively accounted for 99% and 91%, respectively, of net revenues. No individual client’s customers in the aggregate accounted for more than 43% and 40% of net revenues, respectively, in the quarters ended March 31, 2004 and 2003.

As a percentage of gross billings, Dell, HP and Nortel, each accounted for more than 10% of our gross billings in the quarter ended March 31, 2004. For the quarter ended March 31, 2003, sales to customers of Dell, HP, Nortel and Sybase each accounted for more than 10% of our gross billings. For the quarters ended March 31, 2004 and 2003, sales to customers of the previously mentioned clients collectively accounted for 92% and 99%, respectively, of gross billings. No individual client’s customers in the aggregate accounted for more than 55% and 35% of our gross billings in the quarters ended March 31, 2004 and 2003, respectively. Gross billings represent the amount we invoice to our clients’ customers and we believe it provides a meaningful indication of the volume of our business. See the reconciliation of net services revenue to gross billings above under the captions “Comparison of Quarters Ended March 31, 2004 and 2003”.

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

Our success depends to a significant extent upon the contributions of our executive officers and key sales and technical personnel and our ability to attract and retain highly qualified sales, technical and managerial personnel. Competition for personnel is intense as these personnel are limited in supply. We have at times experienced difficulty in recruiting qualified personnel, and there can be no assurance that we will not experience difficulties in the future. Any difficulties could limit our future growth. The loss of certain key personnel, particularly Michael Silton, our chief executive officer, and Martin Hernandez, our president and interim chief financial officer could seriously harm our business. We have obtained life insurance policies in the amount of $6.3 million on Michael Silton and $3.0 million on Martin Hernandez.

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

We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our trade secrets, copyrights, trademarks, service marks, trade names or other proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe the intellectual property rights of others, other parties may assert infringement claims against us that we violated their intellectual property rights. These claims, even if not true, could result in significant legal and other costs and may be a distraction to management. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States, so if our business expands into foreign countries, risks associated with protecting our intellectual property will increase. We have applied to register the RAINMAKER SYSTEMS, RAINMAKER (and Design), CONTRACT RENEWALS PLUS, and EDUCATION SALES PLUS services marks in the United States and certain foreign countries, and have received registrations for the RAINMAKER SYSTEMS service mark in the United States, Canada, Australia, the European Community, Switzerland, Norway and New Zealand, the RAINMAKER (and Design) mark in the United States and the European Community, the CONTRACTS RENEWALS PLUS mark in the United States and Switzerland, and the EDUCATION SALES PLUS mark in the United States and Switzerland.

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

Our directors, executive officers and entities affiliated with them together beneficially control approximately 36.7% of our outstanding shares (based on the number of shares outstanding as of April 30, 2004). As a result, any significant combination of those stockholders, acting together, will have the ability to control all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Rainmaker, which, in turn, could depress the market price of our common stock.

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

The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and Nasdaq issued revisions to its requirements for companies that are Nasdaq-listed. These developments increased our legal and accounting compliance costs and may continue to do so in the future. These developments have also made it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of April 30, 2004, we had outstanding 44,109,170 shares of common stock. As of April 30, 2004, there were an aggregate of 5,170,431 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 4,199,758 shares issuable upon exercise of options outstanding under our option plan and 970,673 shares of common stock issuable upon exercise of the outstanding warrants issued to the selling securityholders in our private placement transaction completed on February 20, 2004. Under our existing stock option plan and employee stock purchase plan, we may issue up to an additional 4,108,570 shares and 2,021,055 shares of our common stock, respectively, subject to the terms and conditions of such plans. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, compensation or otherwise. We have not entered into any agreements or understanding regarding any future acquisitions and cannot ensure that we will be able to identify or complete any acquisition in the future.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred from our report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Rainmaker’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness Rainmaker’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Rainmaker’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Rainmaker in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Change in Internal Control over Financial Reporting

No change in Rainmaker’s internal control over financial reporting occurred during Rainmaker’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Rainmaker’s internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

On February 20, 2004, the Company completed a private placement of its common stock and warrants to purchase common stock to a group of private investment funds. The Company issued 4,666,700 common shares and warrants for the purchase of 970,673 shares of common stock in the offering and it received net proceeds of $6.4 million after approximately $0.6 million in selling and offering expenses. The warrants have an exercise price of $1.875 per share and expire in February 2009. On April 12, 2004, the Company completed a registration statement on Form S-3 to register all the common shares sold and the shares underlying the warrants. The net proceeds of the offering are expected to be used for general corporate purposes including working capital, development of additional business opportunities with existing clients and attracting new clients, continuing investment in its proprietary technology platform and building or acquiring lower cost capacity.

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

(b) Reports on Form 8-K

On February 2, 2004, we filed a current report on Form 8-K to furnish our earnings release reporting financial results for the fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINMAKER SYSTEMS, INC.

Dated: May 17, 2004	/s/ MICHAEL SILTON
Michael Silton
Chief Executive Officer
(Principal Executive Officer)

/s/ MARTIN HERNANDEZ
Martin Hernandez
President, Secretary, and Chief Financial Officer
(Chief Accounting Officer)