Form 10-Q
period 2004-06-30
RAINMAKER SYSTEMS INC
filed 2004-08-16
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2004

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

As of July 31, 2004, the registrant had 44,274,140 shares of Common Stock outstanding.

RAINMAKER SYSTEMS, INC.

FORM 10-Q

AS OF AND FOR THE QUARTER ENDED JUNE 30, 2004

PART I. - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2004	December 31, 2003 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,663	$4,854
Restricted cash	409	1,096
Accounts receivable, less allowance for doubtful accounts of $147 in 2004 and $207 in 2003	7,119	5,952
Prepaid expenses and other current assets	927	1,007

Total current assets	21,118	12,909
Property and equipment, net	2,773	2,808
Other noncurrent assets	118	100

Total assets	$24,009	$15,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,966	$10,213
Accrued compensation and benefits	338	369
Other accrued liabilities	1,187	773
Obligations under financing arrangements	203	504
Current portion of capital lease obligations	106	80

Total current liabilities	14,800	11,939

Capital lease obligations, less current portion	60	31

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 44,271,694 and 39,168,429 outstanding in 2004 and 2003	44	39
Additional paid-in capital	63,403	56,847
Accumulated deficit	(54,298)	(53,039)

Total stockholders’ equity	9,149	3,847

Total liabilities and stockholders’ equity	$24,009	$15,817

*	Derived from the Company’s audited financial statements for the year ended December 31, 2003

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net services revenue	$10,648	$9,657	$21,462	$20,066
Cost of services revenue	7,035	6,524	14,134	13,688

Total gross profit	3,613	3,133	7,328	6,378

Operating expenses:
Sales and marketing	2,246	1,685	4,296	3,360
Technology	309	467	539	892
General and administrative	1,462	1,511	2,965	3,062
Depreciation and amortization	428	367	810	768

Total operating expenses	4,445	4,030	8,610	8,082

Operating loss	(832)	(897)	(1,282)	(1,704)

Interest and other (expense) income, net	14	(9)	23	(27)

Loss before income taxes	(818)	(906)	(1,259)	(1,731)

Income tax benefit	—	—	—	(23)

Net loss	$(818)	$(906)	$(1,259)	$(1,708)

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Weighted average common shares outstanding - basic and diluted	44,151	38,875	41,814	38,854

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating activities:
Net loss	$(818)	$(906)	$(1,259)	$(1,708)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	428	367	810	768
Provision (credit) for sales returns and allowances for doubtful accounts	—	(42)	(28)	(83)
Gain on disposal of fixed assets	—	(6)	—	(6)
Changes in operating assets and liabilities:
Accounts receivable	(198)	1,015	(1,107)	172
Income taxes receivable	—	—	—	211
Prepaid expenses and other assets	103	202	49	296
Accounts payable	1,645	(1,091)	2,753	(405)
Accrued compensation and benefits	(106)	(61)	(31)	(225)
Accrued restructuring and related charges	—	(55)	—	(170)
Other accrued liabilities	(451)	345	378	219

Net cash provided by (used in) operating activities	603	(232)	1,565	(931)

Investing activities:
Purchases of property and equipment	(448)	(116)	(771)	(266)
Restricted cash, net	154	37	687	(65)
Sale of long-term investments	—	3	—	10

Net cash provided by (used in) investing activities	(294)	(76)	(84)	(321)

Financing activities:
Proceeds from issuance of common stock from option exercises	88	6	221	7
Proceeds from issuance of common stock from ESPP	38	13	38	13
Proceeds from issuance of common stock and warrants from private placement	(49)	—	6,302	—
Borrowings under capital lease agreements	190	—	190
Repayment of capital lease obligations	(82)	(366)	(122)	(802)
Repayment of debt obligations	(150)	—	(301)	—

Net cash used in financing activities	35	(347)	6,328	(782)

Net increase (decrease) in cash and cash equivalents	344	(655)	7,809	(2,034)

Cash and cash equivalents at beginning of period	12,319	5,788	4,854	7,167

Cash and cash equivalents at end of period	$12,663	$5,133	$12,663	$5,133

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

— UNAUDITED —

1. BASIS OF PRESENTATION

The accompanying financial statements of Rainmaker Systems, Inc. (“Rainmaker,” “we,” “our,” “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements are unaudited but reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods. The results of operations for the quarter and six months ended June 30, 2004 are not necessarily indicative of results to be expected for the year ending December 31, 2004, or any other period. These financial statements should be read in conjunction with Rainmaker’s financial statements and notes thereto included in Rainmaker’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

Certain prior year amounts in 2003 have been reclassified to conform to the 2004 presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside the company, and other relevant facts and circumstances. Actual results could differ from those estimates. Areas that are particularly significant include revenue recognition and presentation policies, valuation of accounts receivable, and the assessment of the recoverability and measuring impairment of long-lived assets.

Revenue Recognition and Presentation

Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from our client’s customer is received; the service contract or maintenance agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain unfulfilled. Revenue from product sales is recognized at the time of shipment of the product directly to the client’s customer, if all other revenue recognition criteria has been met. Revenue from services we perform is recognized as the services are accepted, if all other revenue recognition criteria has been met. Revenue from fee-based activities is recognized once these services have been delivered, if all other revenue recognition criteria has been met. A substantial amount of our sales transactions are reported based on the gross amount we bill to our clients’ customers for products and services, since we take title to and assume risk of loss for products and service contracts sold, we can sell the products or service contracts at prices we determine, and we assume the full credit risk for the products and service contracts. However, we also sell products and services on behalf of our clients whereby, based on the evaluation of the specific facts and circumstances, we record revenue equal to the net amount we earn in the transaction.

We follow Staff Accounting Bulletin No. 101 “Revenue Recognition” (“SAB 101” and “SAB 104”). We also follow the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). EITF 99-19 addresses when a company should report revenue as the gross amount billed versus the net amount earned by the company in the transaction. Specific indicators should be used by companies to determine if it is more appropriate for them to record revenues at the gross amount versus the net amount. These indicators include, but are not limited to, 1) whether the vendor is the primary obligor in the transaction, 2) whether the vendor assumes general inventory risk, 3) whether the vendor has latitude for setting the pricing for the goods or services it sells to its customers, and 4) whether the vendor bears the credit risk in the transaction. The absence of these indicators might indicate that revenue should be recorded at the net amount earned in the transaction. We believe our current revenue reporting practices are consistent with the revenue reporting criteria established in EITF 99-19.

A substantial amount of the Company’s sales transactions are reported based upon the gross amounts Rainmaker bills its customers for client services and products; however, the Company also sells products and services on behalf of its clients whereby it records revenue equal to the net amount that it earns in the transaction. The Company believes that gross billings, a measurement of the total volume of amounts billed by the Company to its customers for its clients’ products and services; provides a meaningful indication of the volume of Rainmaker’s business activity. The following table reconciles our net services revenue in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and our gross billings for the quarters and six months ended June 30, 2004 and 2003 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net services revenue	$10,648	$9,657	$21,462	$20,066

Difference between the amount invoiced to our clients’ customers and the amount earned by us under the transaction	10,758	4,916	20,346	9,669

Gross billings	$21,406	$14,573	$41,808	$29,735

Effective in fiscal year 2003, the Company established an allowance for sales returns. The amount provided in the allowance is an estimate based in part on recent historical experience. As of June 30, 2004 and December 31, 2003, the balance of the allowance for sales returns was $91,000 and $59,000, respectively.

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

Stock-Based Compensation

As of June 30, 2004, we had two active stock-based compensation plans, the 2003 Stock Incentive Plan, described below, and the 1999 Employee Stock Purchase Plan, which is more fully described in Note 8 “Stockholders’ Equity” to the financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2003. We account for our stock-based awards to employees using the intrinsic value method and we disclose the pro forma effect on operations of using the fair value method of valuing these awards. The fair value of these awards is calculated using the Black-Scholes option pricing model, which requires that we estimate the volatility of our stock, an appropriate risk-free interest rate, and our dividend yield. The calculation of fair value is highly sensitive to the expected life of the stock-based award and the volatility of our stock, both of which we estimate based primarily on historical experience.

As permitted under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company has elected to continue to follow APB No. 25 “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock-based awards to employees. Under APB No. 25, the Company uses the intrinsic value method and generally recognizes no compensation expense with respect to such awards.

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

Had we recognized compensation expense for the grant date fair value of stock-based awards granted to employees and non-employee members of our Board of Directors in accordance with SFAS 123, our net loss and net loss per share would have increased to the pro forma amounts below (in thousands, except per share data):

	Quarters Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(818)	$(906)	$(1,259)	$(1,708)
Total stock-based employee compensation expense determined under the fair value method	(185)	(122)	(303)	(244)

Pro forma net loss	$(1,003)	$(1,028)	$(1,562)	$(1,952)

Basic and diluted net loss per share as reported	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Basic and diluted net loss per share pro forma	$(0.02)	$(0.03)	$(0.04)	$(0.05)

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

Recently Issued Accounting Standards

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

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Quarters Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic and diluted:
Net loss	$(818)	$(906)	$(1,259)	$(1,708)

Weighted-average common shares outstanding	44,151	38,875	41,814	38,854
Less: weighted-average shares subject to repurchase	—	—	—	—

Weighted-average common shares outstanding - basic and diluted	44,151	38,875	41,814	38,854

Net loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Options and warrants to purchase 5,868,620 shares and options to purchase 4,523,981 shares of common stock were outstanding at June 30, 2004 and 2003, respectively, and were not included in the diluted net loss per share computation, as the effect of including such options and warrants would be antidilutive because of the net loss recorded in each period. At June 30, 2004 and 2003, respectively, there were no common shares subject to repurchase.

4. STOCKHOLDERS’ EQUITY

On February 20, 2004, the Company completed an offering of its common stock and warrants to a group of private investment funds. The offering resulted in net proceeds to the Company of $6.3 million after selling expenses. The Company issued 4,666,700 common shares and warrants for the purchase of 970,673 shares of common stock. The shares reserved for issuance upon exercise of the warrants are not included for the purpose of computing the weighted average common shares outstanding used in the net loss per share calculation.

5. BALANCE SHEET COMPONENTS (in thousands)

	June 30, 2004	December 31, 2003
Prepaid expenses and other current assets:
Prepaid insurance	$323	$582
Prepaid support and maintenance contracts	134	167
Deferred contract costs	194	52
Other prepaid expenses and other current assets	276	206

	$927	$1,007

Property and equipment:
Computer equipment	$5,089	$4,920
Capitalized software and development	7,519	6,926
Furniture and fixtures	920	917
Leasehold improvements	327	321

	13,855	13,084
Accumulated depreciation and amortization	(11,082)	(10,276)

	$2,773	$2,808

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

8. CAPITAL LEASE AND FINANCING OBLIGATIONS, GUARANTEES, AND RESTRICTED CASH

Capital Leases

During May 2004, we entered into a capital lease in connection with the acquisition of computing and network storage equipment in the amount of $190,000 with an effective interest rate of 8.6%. The lease is for a period of 24 months and payments are made monthly.

Financing Obligations

In November 2003, we entered into a Commercial Insurance Premium Finance and Security Agreement (“2004 Financing Agreement”) to finance certain of our liability insurance premiums in the amount of $605,000. Amounts owed under the Financing Agreement bear interest at an annual rate of 3.25% and principal and interest are payable in monthly installments of $51,000, through October 2004. At June 30, 2004, our liability related to the Financing Agreement was $203,000, all of which will be paid in 2004.

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

Guarantees

In December 2003, we entered into a standby letter of credit in the original amount of $563,000 as security for our liability under the Commercial Insurance Premium Finance and Security Agreement (“2004 Financing Agreement”). The letter of credit will decline over time in accordance with the remaining balance payable under the 2004 Financing Agreement. At June 30, 2004, the letter of credit had a current value of $409,000.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of June 30, 2004 or December 31, 2003.

Restricted Cash

Restricted cash represents a pledge of a Certificate of Deposit (“CD”) as security for the establishment of standby letters of credit required for the benefit of the lender and lessor in certain financing and or lease arrangements discussed above under Guarantees. As of June 30, 2004 and December 31, 2003, we had pledged CD’s in the amount of $409,000 and $1.1 million, respectively, to secure financing and lease obligations. The requirement to secure obligations generally declines in proportion to the outstanding balance of the underlying financing arrangement.

9. COMMITMENTS

As of June 30, 2004, we have operating leases related to our facility and certain property and equipment that expire at various times through 2007. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and cash flow related to purchasing the assets. During the quarters ended June 30, 2004 and 2003, we recorded rent expense related to these leases of $75,000 and $118,000, respectively. During the six months ended June 30, 2004 and 2003, we recorded rent expense related to these leases of $155,000 and $241,000 respectively.

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

As a result of the focus on our core service contracts business and restructuring activities during the past several years, we have been able to increase our gross profit at a greater rate than the increase in underlying operating expenses. During the six months ended June 30, 2004, our total gross profit increased by 14.1% as compared to the comparable period in 2003. At the same time, our operating expenses in total grew by only 6.5%.

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

Critical Accounting Policies/Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, allowance for doubtful accounts, asset impairments, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Management has discussed the development of our critical accounting policies with the audit committee of the board of directors and they have reviewed the disclosures of such policies and management’s estimates in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management believes there have been no significant changes during the quarter ended June 30, 2004 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003

Revenue Recognition and Presentation

Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the client’s customer is received; the service contract or maintenance agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain unfulfilled. Revenue from product sales is recognized at the time of shipment of the product directly to the client’s customer, if all other revenue recognition criteria has been met. Revenue from services we perform is recognized as the services are accepted, if all other revenue recognition criteria has been met. Revenue from fee-based activities, such as customized integration and development, is recognized once these services have been delivered if all other revenue recognition criteria has been met. A substantial amount of our sales transactions are reported based on the gross amount we bill to our clients’ customers for products and services, since we take title and assume risk of loss for products and service contracts sold, we can sell the products or service contracts at prices we determine, and we assume the full credit risk for the products and service contracts. However, we also sell products and services on behalf of our clients whereby, based on the evaluation of the specific facts and circumstances, we record revenue equal to the net amount that we earn in the transaction. The difference between our gross billings, a measurement of the total volume of products and services billed by us to our clients’ customers, and our net revenue earned was $10.8 million and $20.3 million in the quarter and six months ended June 30, 2004, respectively. For the quarter and six months ended June 30, 2003, the difference between our gross billings and our net revenue earned was $4.9 million and 9.7 million, respectively. The following table reconciles our net services revenue in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and our gross billings for the quarters and six months ended June 31, 2004 and 2003 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net services revenue	$10,648	$9,657	$21,462	$20,066
Difference between the amount invoiced to our clients’ customers and the amount earned by us under the transaction	10,758	4,916	20,346	9,669

Gross billings	$21,406	$14,573	$41,808	$29,735

The aspects of our revenue recognition policy that involve significant judgments and estimates include the following:

Gross versus Net Presentation - We evaluate each arrangement with our clients to determine whether we should report revenue as the gross amount billed to our client’s customer versus the net amount earned in the transaction. In determining whether to report revenue at the gross amount or net amount, we evaluate the existence of specific indicators as provided in the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principle versus Net as an Agent” (“EITF No. 99-19”). The primary indicators include, but are not limited to, 1) whether the Company is the primary obligor in the transaction, 2) whether the Company assumes general inventory risk, 3) whether the Company has latitude for setting the pricing for the goods or services it sells to its customers, and 4) whether the vendor bears credit risk in the transaction. The evaluation of the indicators involves significant management judgment. To the extent that facts or circumstances change, our conclusion as to whether to report revenue at the gross amount or net amount may change, which could have a significant impact on our reported net revenues, although it would not impact our gross billings, net income (loss), financial position or cash flows.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside the company, and other relevant facts and circumstances. Actual results could differ from those estimates. Areas that are particularly significant include revenue recognition and presentation policies, valuation of accounts receivable, and the assessment of the recoverability and measuring impairment of long-lived assets.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts based upon estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. The allowance for doubtful accounts at June 30, 2004 and December 31, 2003 was $147,000 and $207,000, respectively.

Allowance for Sales Returns.

We evaluate quarterly the adequacy of the allowance for sales returns based upon historical experience. This reserve is reflected as part of other accrued liabilities in our consolidated balance sheets. The allowance for sales returns at June 30, 2004 and December 31, 2003 was $91,000 and $59,000, respectively.

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

Concentrations

We generate a significant portion of our net revenues from the marketing and selling of products and services for a limited number of clients. For the quarter ended and six months June 30, 2004, sales to customers of Dell Products, L.P. (“Dell”), Hewlett-Packard Company (“HP”), Nortel Networks, Inc. (“Nortel”) and Sybase, Inc. (“Sybase”), each accounted for more than 10% of our net revenues. For the quarter and six months ended June 30, 2003, sales to customers of HP, Nortel and Sybase each accounted for more than 10% of our net revenues. For the quarters ended June 30, 2004 and 2003, customers of the previously mentioned clients collectively accounted for 99% and 92%, respectively, of net revenues and for the six months ended June 30, 2004 and 2003, sales to the customers of the previously mentioned clients collectively accounted for 99% and 92%, respectively, of our net revenues. In the quarters ended June 30, 2004 and 2003, no individual client’s customers accounted for more than 41% and 45%, respectively, of net revenues.

As a percentage of gross billings, Dell, HP and Nortel, each accounted for more than 10% of our gross billings in the quarter ended June 30, 2004. For the quarter ended June 30, 2003, sales to customers of Dell, HP, Nortel and Sybase each accounted for more than 10% of our gross billings. For the quarters ended June 30, 2004 and 2003, sales to customers of the previously mentioned clients collectively accounted for 99% and 98%, respectively, of gross billings, and for the six months ended June 30, 2004 and 2003, sales to customers of the previously mentioned clients collectively accounted for 99% and 98% respectively, of gross billings. In the quarters ended June 30, 2004 and 2003, no individual client’s customers accounted for more than 58% and 37% of our gross billings, respectively. Gross billings represent the amount we invoice to our clients’ customers and we believe it provides a meaningful indication of the volume of our business. See the reconciliation of net services revenue to gross billings below under the captions “Comparison of Quarters Ended June 30, 2004 and 2003”.

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

Sales and marketing expenses include costs associated with the marketing and selling of our services and costs associated with promoting and selling our clients’ products and services. Included in these costs are client integration costs, compensation costs of marketing and sales personnel, sales commissions, bonuses, marketing and promotional expenses and costs related to product and service development. Also included are unreimbursed client-related marketing expenses. Most of the costs are personnel related and are relatively fixed. Bonuses and sales commissions will typically change in proportion to revenue and profitability.

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

	Quarter Ended June 30,		Six Months June 30,
	2004	2003	2004	2003
Net services revenue	100.0%	100.0%	100.0%	100.0%
Cost of services revenue	66.1%	67.6%	65.9%	68.2%

Gross profit	33.9%	32.4%	34.1%	31.8%

Sales and marketing	21.1%	17.4%	20.0%	16.7%
Technology	2.9%	4.8%	2.5%	4.4%
General and administrative	13.7%	15.6%	13.8%	15.3%
Depreciation and amortization	4.0%	3.8%	3.8%	3.8%

	41.7%	41.6%	40.1%	40.2%

Operating loss	-7.8%	-9.2%	-6.0%	-8.4%

Interest and other (expense) income, net	0.1%	-0.1%	0.1%	-0.2%

Loss before income taxes	-7.7%	-9.3%	-5.9%	-8.6%

Income tax benefit	0.0%	0.0%	0.0%	-0.1%

Net loss	-7.7%	-9.3%	-5.9%	-8.5%

Comparison of Quarters Ended June 30, 2004 and 2003

Net Services Revenue. Net services revenue increased to $10.6 million for the quarter ended June 30, 2004 from $9.7 million for the comparable period in 2003. The increase in net revenue was primarily the result of implementing a number of expansions of existing client relationships into new product and market segments.

A substantial amount of our net services revenue is reported based on the gross amounts we bill to our clients’ customers for their products and services. We also sell products and services on behalf of our clients whereby we record revenue equal to the net amount that we earn in the transaction. Pursuant to guidance in EITF No. 99-19, we also disclose gross billings in our financial statements, a measurement of the total volume of products and services billed by us to our clients’ customers for their products and services. We believe that gross billings, a non-GAAP financial measure, provides a meaningful indication of the volume of our business activity. Gross billings increased 46.9% to $21.4 million for the quarter ended June 30, 2004, from $14.6 million for the comparable period of 2003. The increase is primarily due to increased volume arising from expansions of certain client engagements into new product and market segments. The following table reconciles our net services revenue in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and our gross billings for the quarters ended June 30, 2004 and 2003 (in thousands):

	Quarter Ended June 30,
	2004	2003
Net services revenue	$10,648	$9,657
Difference between the amount invoiced to our clients’ customers and the amount earned by us under the transaction	10,758	4,916

Gross billings	$21,406	$14,573

Gross Profit. Gross profit increased 15.3% to $3.6 million for the quarter ended June 30, 2004 from $3.1 million for the comparable period in 2003. Gross margin increased to 33.9% for the quarter ended June 30, 2004, compared to 32.4% during the comparable period of the prior year. The increase in gross margin was primarily due to a change in the mix of existing clients and the increased proportion of net services revenues being reported as the amount we earn in the transaction as compared to that being reported based on the amount we bill to our clients’ customers. In addition, gross margin increased as a result of the mix of our clients’ products and services that we sell. We expect our gross margins to continue to vary based on the mix of clients and the services provided.

Sales and Marketing Expenses. Sales and marketing expenses increased 33% to $2.2 million for the quarter ended June 30, 2004 from $1.7 million for the comparable period of 2003. This increase is due, in part, to an increase in telesales payroll costs to support higher transaction volumes in the current quarter. Telesales staffing as of June 30, 2004 increased to 49 total headcount from 40 as of June 30, 2003. We also increased our marketing expenditures on behalf of certain clients in connection with newly expanded product and market segments and incurred an increase in costs driven by an increase in the volume of credit card transactions.

Technology Expenses. Technology expenses decreased 34% to $309,000 for the quarter ended June 30, 2004 from $467,000 for the comparable period of 2003. The majority of the decline in expenses recognized in the current year period was due to an increase in capitalized costs related to internal development incurred to create client-specific website, e-commerce or other facilities in support of business expansion and for development of our core technology platform. Capitalized costs for internally developed software for the quarters ended June 30, 2004 and 2003 were $215,000 and $84,000, respectively. These internally developed assets are capitalized, placed in service upon completion, and amortized generally over the shorter of the useful life of the asset or the term of the specific client agreement.

General and Administrative Expenses. General and administrative expenses declined 3% to $1.46 million for the quarter ended June 30, 2004, as compared to $1.51 million for the comparable period of 2003. The decrease is primarily due to reduced payroll costs, of $280,000 because of a reduction in headcount, and a decline in liability insurance costs by $46,000, partially offset by higher costs of interim staffing, which were higher by $175,000, and professional services expenses, which were higher by $39,000, all as compared to the same quarter in the prior year.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased 17% to $428,000 for the quarter ended June 30, 2004, from $367,000 for the comparable period in 2003. The increase is the result of higher amortization expense on internally developed software asset balances in 2004 as compared to 2003.

Interest and Other (Expense) Income, Net. The components of interest and other (expense) income, net are as follows (dollars in thousands):

	Quarter Ended June 30,		Increase/(Decrease)
	2004	2003	$Amt	%
Interest income	$20	$12	$8	66.7%
Interest expense	(6)	(28)	22	-78.6%
Other income	—	7	(7)	na

	$14	$(9)	$23	-255.6%

The increase in interest income was attributable to higher invested balances offset slightly by lower interest rates. The decrease in interest expense was the result of lower average capital lease and financing obligation balances outstanding for the quarter ended June 30, 2004, as compared to the comparable period in 2003.

Comparison of Six Months Ended June 30, 2004 and 2003

Net Services Revenue. Net services revenue increased 7% to $21.5 million for the six months ended June 30, 2004, from $20.1 million in the comparable period in 2003. The growth in net revenue is attributable to the expansion of service offerings to existing clients.

A substantial amount of our net services revenue is reported based on the gross amounts we bill to our clients’ customers for their products and services. We also sell products and services on behalf of our clients whereby we record revenue equal to the net amount that we earn in the transaction. Pursuant to EITF No. 99-19, we also disclose gross billings in our financial statements, a measurement of the total volume of products and services billed by us to our clients’ customers for their products and services. We believe that gross billings, a non-GAAP financial measure, provides a meaningful indication of the volume of our business activity. Gross billings increased 40.6% to $41.8 million for the six months ended June 30, 2004, from $29.7 million for the comparable period of 2003. The increase is primarily due to expansions into new product and service areas for existing clients. The following table reconciles our net services revenue and our gross billings for the six months ended June 30, 2004 and 2003 (in thousands):

	Six Months Ended June 30,
	2004	2003
Net services revenue	$21,462	$20,066
Difference between the amount invoiced to our clients’ customers and amount reported as net services revenue	20,346	9,669

Gross billings	$41,808	$29,735

Gross Profit. Gross profit increased 14.1% to $7.3 million for the six months ended June 30, 2004, from $6.4 million for the comparable period in 2003. Gross margin increased to 34.1% for the six months ended June 30, 2004, compared to 31.8% during the comparable period of the prior year. The increase in gross margin was due primarily to a change in the mix of existing clients and the increased proportion of net services revenues being reported at the amount we earn in the transaction as compared the being reported based on the amount we bill to our clients’ customers. We expect our gross margins to continue to vary based on the mix of clients and the services provided.

Sales and Marketing Expenses. Sales and marketing expenses increased 26.5% to $4.3 million for the six months ended June 30, 2004, from $3.4 million for the comparable period of 2003. This increase is primarily due to the increase in compensation and benefits costs, which increased $321,000 for the six months ended June 30, 2004 as compared to the comparable period in 2003 as a result of an increase in headcount. The average sales and marketing headcount increased from 50 in the six months ended June 30, 2003 to 58 in the six months ended June 30, 2004. In addition, an increase in client marketing and selling activities associated with expansions of services to existing clients resulted in increased direct marketing expenses of $251,000 and an increase in the costs associated with higher order processing costs due to increased transaction volume in the amount of $139,000 for the six months ended June 30, 2004 as compared to the comparable period in 2003. Allocations of certain administrative and facilities costs also increased by $109,000 from $657,000 in the six months ended June 30, 2003 to $766,000 in the six months ended June 30, 2004, primarily as a result of the growth in sales and marketing headcount.

Technology Expenses. Technology expenses decreased 39.6% to $539,000 for the six months ended June 30, 2004, from $892,000 for the comparable period of 2003. The decrease is primarily attributable to a change in the allocation of the Company’s core applications development resources. Due to significant client expansion activities during the six months ended June 30, 2004, the level of investment in internally developed software increased to $444,000 from $197,000 during the comparable period in 2003. These internally developed assets are capitalized, placed in service upon completion, and amortized generally over the shorter of the useful life of the asset or the term of the specific client agreement.

General and Administrative Expenses. General and administrative expenses decreased 3.2% to $3.0 million for the six months ended June 30, 2004, as compared to $3.1 million for the comparable period of 2003. Decreased compensation and related costs of $361,000, and insurance premiums of $99,000 were partially offset by increased consulting and interim staffing expenses of $218,000 and professional services fees the amount of $100,000 during the six months ending June 30, 2004 as compared to the comparable period in 2003.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased 5.5% to $810,000 for the six months ended June 30, 2004, from $768,000 for the comparable period in 2003. The increase is the result of higher amortization expense related to internally developed software.

Interest and Other (Expense) Income, Net. The components of interest and other (expense) income, net are as follows (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2004	2003	$Amt	%
Interest income	$37	$34	$3	8.8%
Interest expense	(14)	(68)	54	-79.4%
Other income	—	7	(7)	na

	$23	$(27)	$50	-185.2%

The decrease in interest expense was the result of lower average capital lease and financing obligation balances outstanding for the six months ended June 30, 2004, as compared to the comparable period in 2003.

Liquidity and Sources of Capital

Cash and cash equivalents increased to $12.7 million at June 30, 2004 as compared to $4.9 million at December 31, 2003, primarily as a result of proceeds from the sale of our common stock and warrants in a private placement completed in February 2004. Working capital was $6.3 and $1.0 million at June 30, 2004 and December 31, 2003, respectively. Net accounts receivable increased $1.2 million or 20% from December 31, 2003 to June 30, 2004, primarily as a result of increased revenue during the period. Our days sales outstanding, on a net services revenue basis, were 60 days at June 30, 2004, as compared to 51 days at December 31, 2003. A substantial amount of our net services revenue is reported based on the gross amounts we bill to our clients’ customers. We also sell products and services on behalf of our clients whereby we record revenue equal to the net amount that we earn in the transaction. Pursuant to Emerging Issues Task Force Consensus No. 99-19, we disclose gross billings in our financial statements, a measurement of the total volume of products and services billed by us to our clients’ customers. We believe that gross billings, a non-GAAP financial measure, provides a meaningful indication of the volume of our business activity. Our accounts receivable balance is predominantly comprised of the amounts we bill to our clients’ customers, regardless of whether we record revenue equal to the gross amount we bill to our clients’ customer or the amount that we earn in the transaction. As a result, we also disclose our days sales outstanding on a gross billings basis. On a gross billings basis, our days sales outstanding were 30 days at June 30, 2004, as compared to 30 days at December 31, 2003. The following table reconciles net services revenue to gross billings and net services revenue days sales outstanding to days sales outstanding on a gross billings basis for the three months ended June 30, 2004 and 2003, respectively (dollars in thousands):

	Quarter Ended June 30,
	2004	2003
Net services revenue (U.S. GAAP)	$10,648	$9,657

Difference between the amount invoiced to our clients’ customers and the amount earned by us under the transaction	10,758	4,916

Gross billings	$21,406	$14,573

Net accounts receivable March 31	$6,907	$6,520
Net accounts receivable June 30	7,119	5,546

Average net accounts receivable	$7,013	$6,033

Number of days in quarter	91	91

Net services revenue per day	$117	$106

Gross billings per day	$235	$160

Net revenue days sales outstanding	60	57

Gross billings days sales outstanding	30	38

Cash provided by operating activities during the six months ended June 30, 2004 was $1.6 million as compared to cash used in operating activities of $931,000 during the six months ended June 30, 2003. Cash provided by operating activities of $1.6 million during the six months ended June 30, 2004 was primarily the result of an increase in accounts payable of $2.8 million and increased other accrued liabilities of $378,000 offset by increased accounts receivable of $1.1 million and our net loss, adjusted for non cash items, of $449,000.

Cash used in investing activities during the six months ended June 30, 2004 was $84,000 compared to cash used in investing activities of $321,000 during the six months ended June 30, 2003. For the six months ended June 30, 2004, cash provided by investing activities was the result of an increase in purchases of property and equipment of $771,000 offset by a reduction in restricted cash of $687,000.

Cash provided by financing activities during the six months ended June 30, 2004 was $6.3 million as compared to cash used in financing activities of $782,000 during the same six months of 2003. For the six months ended June 30, 2004, cash provided by financing activities of $6.3 million was primarily the result of the sale of common stock in a private placement completed in February. Cash used in financing activities of $782,000 during the six months ended June 30, 2004 was the result of repayments of debt obligations.

Our principal source of liquidity as of June 30, 2004 consisted of $12.7 million of cash and cash equivalents. We anticipate that our existing capital resources and cash flow expected to be generated from future operations will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months.

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

Off-Balance Sheet Arrangements

Operating Leases

As of June 30, 2004, we have operating leases of our facility and certain property and equipment that expire at various times through 2007. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and cash flow related to purchasing the assets. During the quarter and six months ended June 30, 2004, we recorded rent expense related to these leases of $75,000 and $155,000, respectively.

Guarantees

In December 2003, we entered into a standby letter of credit in the original amount of $563,000 as security for our liability under the 2004 Financing Agreement. The standby letter of credit will decline over time in accordance with the remaining balance payable under the 2004 Financing Agreement. At June 30, 2004, the standby letter of credit is for $409,000 and is fully secured by the pledge of a certificate of deposit.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of June 30, 2004 or December 31, 2003.

Contractual Obligations

During May 2004, we entered into a capital lease in connection with the acquisition of computing and network storage equipment in the amount of $190,000 with an effective interest rate of 8.6%. The lease is for a period of 24 months and payments are made monthly. Future minimum lease payments in the remainder of 2004 are $34,000 and for 2005 are $75,000.

Factors That May Affect Future Results and Market Price of Stock

We have incurred recent losses and expect to incur losses in the future.

We have incurred operating losses and net losses since fiscal 1999, and most recently we recorded an operating loss and net loss of $1.3 million for the six months ended June 30, 2004 and an operating loss and net loss of $3.1 million for the year ended December 31, 2003, respectively. We may incur losses in the future, depending on the timing of signing of new clients, impact of new and existing clients, our decisions to further invest in our technology or infrastructure, and our ability to continue to increase our operating efficiencies.

Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client could result in a substantial decrease in our revenue.

We generate a significant portion of our net revenues from the marketing and selling of products and services for a limited number of clients. For the quarter and six months ended June 30, 2004, sales to customers of Dell Products, L.P. (“Dell”), Hewlett-Packard Company (“HP”), Nortel Networks, Inc. (“Nortel”) and Sybase, Inc. (“Sybase”), each accounted for more than 10% of our net revenues. For the quarter and six months ended June 30, 2003, sales to customers of HP, Nortel and Sybase each accounted for more than 10% of our net revenues. For the quarters ended June 30, 2004 and 2003, customers of the previously mentioned clients collectively accounted for 99% and 92%, respectively, of net revenues. No individual client’s customers in the aggregate accounted for more than 41% and 45% of net revenues, respectively, in the quarters ended June 30, 2004 and 2003.

As a percentage of gross billings, Dell, HP and Nortel, each accounted for more than 10% of our gross billings in the quarter ended June 30, 2004. For the quarter ended June 30, 2003, sales to customers of Dell, HP, Nortel and Sybase each accounted for more than 10% of our gross billings. For the quarters ended June 30, 2004 and 2003, sales to customers of the previously mentioned clients collectively accounted for 99% and 98%, respectively, of gross billings, and for the six months ended June 30, 2004 and 2003, sales to customers of the previously mentioned clients collectively accounted for 99% and 98% respectively, of gross billings. No individual client’s customers in the aggregate accounted for more than 58% and 37% of our gross billings in the quarters ended June 30, 2004 and 2003, respectively. Gross billings represent the amount we invoice to our clients’ customers and we believe it provides a meaningful indication of the volume of our business. See the reconciliation of net services revenue to gross billings above under the captions “Comparison of Quarters Ended June 30, 2004 and 2003”.

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

As a result of recent unfavorable economic conditions in the United States, our revenue has and may continue to decline. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition. During these unfavorable economic periods, it has been, and may continue to be more difficult to sign new clients or expand relationships with existing clients.

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

We cannot be certain that we would be able to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and our failure to do so could limit our future growth. Although we do not currently have any definitive agreement with respect to any material business combinations, we may enter into business combinations with complementary businesses, products or technologies in the future. However, we may not be able to locate suitable business combination opportunities.

We rely heavily on our communications infrastructure, and the failure to invest in or the loss of these systems could disrupt the operation and growth of our business and result in the loss of clients or our clients’ customers.

Our success is dependent in large part on our continued investment in sophisticated computer, Internet and telecommunications systems. We have invested significantly in technology and anticipate that it will be necessary to continue to do so in the future to remain competitive. These technologies are evolving rapidly and are characterized by short product life cycles, which require us to anticipate technological developments. We may be unsuccessful in anticipating, managing, adopting, and integrating technological changes on a timely basis, or we may not have the capital resources available to invest in new technologies. Temporary or permanent loss of these systems could limit our ability to conduct our business and result in lost revenue.

If we are unable to safeguard our networks and clients’ data, our clients may not use our services and our business may be harmed.

Our networks may be vulnerable to unauthorized access, computer hacking, computer viruses, and other security problems. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems caused by any breaches. Although we intend to continue to implement industry-standard security measures, these measures may be inadequate.

Damage to our single facility may disable our operations.

Our operations are housed in a single facility in Scotts Valley, California. We have taken precautions to protect ourselves from events that could interrupt our services, such as off-site storage of computer backup data and a backup power source, but there can be no assurance that an earthquake, fire, flood, or other disaster affecting our facility would not disable these operations. Any significant damage to this facility from an earthquake or other disaster could prevent us from operating our business. While we maintain insurance coverage for business interruptions, such coverage does not extend to losses caused by earthquake and such coverage may not be sufficient to cover all possible losses.

If we fail to adequately protect our intellectual property or face a claim of intellectual property infringement by a third party, we may lose our intellectual property rights and be liable for significant damages.

We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our trade secrets, copyrights, trademarks, service marks, trade names or other proprietary information, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe the intellectual property rights of others, other parties may assert infringement claims against us that we violated their intellectual property rights. These claims, even if not true, could result in significant legal and other costs and may be a distraction to management. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States, so if our business expands into foreign countries, risks associated with protecting our intellectual property will increase. We have applied to register the RAINMAKER SYSTEMS, RAINMAKER (and Design), CONTRACT RENEWALS PLUS, and EDUCATION SALES PLUS services marks in the United States and certain foreign countries, and have received registrations for the RAINMAKER SYSTEMS service mark in the United States, Canada, Australia, the European Community, Switzerland, Norway, and New Zealand, the RAINMAKER (and Design) in the United States and the European Community, the CONTRACTS RENEWALS PLUS mark in the United States and Switzerland, and the EDUCATION SALES PLUS mark in the United States and Switzerland.

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

Our directors, executive officers and entities affiliated with them together beneficially control approximately 23.8% of our outstanding shares (based on the number of shares outstanding as of June 30, 2004). As a result, any significant combination of those stockholders, acting together, may have the ability to control all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Rainmaker, which, in turn, could depress the market price of our common stock.

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

If our stock price is volatile, we could face securities class action litigation. In the past, following periods of volatility in the market price of their stock, many companies have been the subjects of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management’s attention and resources and could cause our stock price to fall. The trading price of our common stock could fluctuate widely due to:

•	quarter-to-quarter variations in results of operations;

•	loss of a major client;

•	announcements of technological innovations by us or our competitors;

•	changes in, or our failure to meet, the expectations of securities analysts;

•	new products or services offered by us or our competitors;

•	changes in market valuations of similar companies;

•	announcements of strategic relationships or acquisitions by us or our competitors; or

•	other events or factors that may be beyond our control.

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

Like most other public companies, we carry insurance protecting our officers and directors and us against claims relating to the conduct of our business. This insurance covers, among other things, the costs incurred by companies and their management to defend against and resolve claims relating to management conduct and results of operations, such as securities class action claims. These claims typically are extremely expensive to defend against and resolve. Hence, as is customary, we purchase and maintain insurance to cover some of these costs. We pay significant premiums to acquire and maintain this insurance, which is provided by third-party insurers. Since 1999, the premiums we have paid for this insurance have increased substantially. One consequence of the current recent economic downturn and decline in stock prices has been a substantial general increase in the number of securities class actions and similar claims brought against public corporations and their management, including our company and certain of our current and former officers and directors. Many, if not all, of these actions and claims are, and will likely continue to be, at least partially insured by third-party insurers. Consequently, insurers providing director and officer liability insurance have in recent periods sharply increased the premiums they charge for this insurance, raised retentions (that is, the amount of liability that a company is required to itself pay to defend and resolve a claim before any applicable insurance is provided), and limited the amount of insurance they will provide. Moreover, insurers typically provide only one-year policies. We renewed our director and officer insurance in the fourth quarter of 2003 for a one-year term. In the fourth quarter of 2004, we will be required to do the same. Particularly in the current economic environment, we cannot assure that we will be able to obtain sufficient director and officer liability insurance coverage at acceptable rates and with acceptable deductibles and other limitations. Failure to obtain such insurance could materially harm our financial condition in the event that we are required to defend against and resolve any future securities class actions or other claims made against us or our management. Further, the inability to obtain such insurance in adequate amounts may impair our future ability to retain and recruit qualified officers and directors.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of July 31, 2004, we had outstanding 44,274,140 shares of common stock. As of June 30, 2004, there were an aggregate of 5,868,620 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 4,897,947 shares issuable upon exercise of options outstanding under our option plan and 970,673 shares of common stock issuable upon exercise of the outstanding warrants issued to certain selling stockholders in our private placement transaction completed on February 20, 2004. Under our existing stock option plan and employee stock purchase plan, we may issue up to an additional 7,450,286 shares and

2,021,055 shares of our common stock, respectively, subject to the terms and conditions of such plans. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, compensation or otherwise. We have not entered into any agreements or understanding regarding any future acquisitions and cannot ensure that we will be able to identify or complete any acquisition in the future.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred from our report on Form 10-K/A for the year ended December 31, 2003.

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

PART II. – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following exhibits are filed with this report as indicated below:

10.36	* Master Services Agreement and accompanying Statement of Work dated April 22, 2004 between Rainmaker Service Sales, Inc. and Sony Electronics Inc.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

*	Confidential treatment has been requested by Rainmaker for certain portions of the referenced exhibit pursuant to Rule 24b-2.

(b)	Reports on Form 8-K

On April 27, 2004, we filed a current report on Form 8-K to furnish our earnings release reporting financial results for the quarter ended March 31, 2004

On June 18, 2004, we filed a current report on Form 8-K announcing that ABS Capital Partners III, L.P., and Tarantella, Inc. have sold their remaining stockholdings in the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINMAKER SYSTEMS, INC.

Dated: August 16, 2004	/s/ MICHAEL SILTON
Michael Silton
Chief Executive Officer
(Principal Executive Officer)

/s/ MARTIN HERNANDEZ
Martin Hernandez
President, Secretary, and Chief Financial Officer
(Chief Accounting Officer)