Form 10-Q/A
period 2004-06-30
RAINMAKER SYSTEMS INC
filed 2004-11-12
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

RAINMAKER SYSTEMS, INC.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2004 as filed with the Securities and Exchange Commission on August 16, 2004. This amendment supplements the report by including information responsive to Item 4 of Part II that was inadvertently omitted.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Exchange Act, each item of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 that was affected by this Amendment No. 1 has been amended and restated in its entirety.

No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q, except as required to reflect such amendments. This Amendment No. 1 continues to speak as of the date of filing the original Form 10-Q, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the original Form 10-Q (including disclosures relating to risks, uncertainties and other factors that may affect our future performance). You should read this Amendment No. 1 together with other documents that we have filed with the Securities and Exchange Commission subsequent to the filing of our original Form 10-Q in August 2004. Information contained in such reports and documents updates and supersedes certain information contained in this Form 10-Q/A.

PART II. – OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On May 6, 2004, at the Annual Meeting of Stockholders, Rainmaker’s stockholders approved the following matters:

1. The election of the following persons to the Board of Directors for a one-year term ending in 2004 or until each such director’s successor is duly elected and qualified:

Nominee	Votes For	Votes Against	Abstain	Broker Non-Votes
Michael Silton	36,972,549	0	62,359	0
Robert Leff	36,973,857	0	61,051	0
Alok Mohan	36,673,857	2,750	61,051	0
George de Urioste	36,973,857	0	61,051	0

As of such Annual Meeting, there were no directors whose term of office continued after the meeting except the foregoing individuals pursuant to the election.

2. The appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2004:

Votes For	Votes Against	Abstain	Broker Non-Votes
37,019,363	12,195	3,350	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed with this report as indicated below:

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

2

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINMAKER SYSTEMS, INC.

Dated: November 12, 2004	/s/ MICHAEL SILTON
Michael Silton
Chief Executive Officer
(Principal Executive Officer)

/s/ STEVE VALENZUELA
Steve Valenzuela
Vice President and Chief Financial Officer
(Chief Accounting Officer)

4