Form 10-Q
period 2004-09-30
RAINMAKER SYSTEMS INC
filed 2004-11-12
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2004

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

As of October 29, 2004, the registrant had 44,374,039 shares of Common Stock outstanding.

RAINMAKER SYSTEMS, INC.

FORM 10-Q

AS OF AND FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I. - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands except share and per share data)

	September 30, 2004	December 31, 2003*
ASSETS
Current assets:
Cash and cash equivalents	$11,856	$4,854
Restricted cash and designated cash to be remitted to others for non-service payments	1,811	1,096
Accounts receivable, less allowance for doubtful accounts of $124 as of September 30, 2004 and $207 as of December 31, 2003	7,855	5,952
Prepaid expenses and other current assets	949	1,007

Total current assets	22,471	12,909
Property and equipment, net	2,963	2,808
Other noncurrent assets	446	100

Total assets	$25,880	$15,817

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,269	$9,055
Accrued compensation and benefits	386	369
Other accrued liabilities	2,792	1,931
Obligations under financing arrangements	102	504
Current portion of capital lease obligations	138	80

Total current liabilities	17,687	11,939

Capital lease obligations, less current portion	61	31

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 44,366,589 and 39,168,429 outstanding at September 30, 2004 and December 31, 2003	44	39
Additional paid-in capital	63,459	56,847
Accumulated deficit	(55,371)	(53,039)

Total stockholders’ equity	8,132	3,847

Total liabilities and stockholders’ equity	$25,880	$15,817

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net services revenue	$10,828	$10,973	$32,290	$31,039
Cost of services revenue	7,131	7,279	21,264	20,967

Total gross profit	3,697	3,694	11,026	10,072

Operating expenses:
Sales and marketing	2,545	1,989	6,841	5,349
Technology	274	473	813	1,365
General and administrative	1,508	1,560	4,473	4,622
Depreciation and amortization	452	363	1,262	1,131

Total operating expenses	4,779	4,385	13,389	12,467

Operating loss	(1,082)	(691)	(2,363)	(2,395)

Interest and other (expense) income, net	9	(1)	31	(28)

Loss before income taxes	(1,073)	(692)	(2,332)	(2,423)

Income tax expense/(benefit)	—	1	—	(22)

Net loss	$(1,073)	$(693)	$(2,332)	$(2,401)

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.06)	$(0.06)

Weighted average common shares outstanding - basic and diluted	44,319	38,996	42,325	38,901

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating activities:
Net loss	$(1,073)	$(693)	$(2,332)	$(2,401)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	452	363	1,262	1,131
Amortization of deferred stock compensation	—	—	—	—
Provision (credit) for sales returns and allowances for doubtful accounts	99	(45)	71	(128)
Gain on disposal of fixed assets	(2)	—	(2)	(6)
Changes in operating assets and liabilities:
Accounts receivable	(713)	213	(1,820)	385
Income taxes receivable	—	—	—	211
Prepaid expenses and other assets	(338)	150	(288)	446
Accounts payable	1,726	1,175	5,214	568
Accrued compensation and benefits	48	(155)	17	(380)
Accrued restructuring and related charges	—	(26)	—	(197)
Other accrued liabilities	285	(39)	414	—

Net cash provided by (used in) operating activities	484	943	2,536	(371)

Investing activities:
Purchases of property and equipment	(643)	(163)	(1,414)	(429)
Restricted cash, net	153	256	840	190
Sale of long-term investments	—	—	—	10

Net cash provided by (used in) investing activities	(490)	93	(574)	(229)

Financing activities:
Proceeds from issuance of common stock from option exercises	56	33	277	40
Proceeds from issuance of common stock from ESPP	—	6	38	19
Proceeds from issuance of common stock and warrants from private placement	—	—	6,302	—
Change in liability for cash to be remitted to others	—	(697)	(488)	(314)
Borrowings under capital lease agreements	102	—	252
Repayment of capital lease and debt obligations	(184)	(201)	(566)	(1,002)

Net cash used in financing activities	(26)	(859)	5,815	(1,257)

Net increase (decrease) in cash and cash equivalents	(32)	177	7,777	(1,857)

Cash and cash equivalents at beginning of period	12,663	5,133	4,854	7,167
Less: Designated cash to be remitted to others for non-service payments	(775)	—	(775)	—

Cash and cash equivalents at end of period	$11,856	$5,310	$11,856	$5,310

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

— UNAUDITED —

1. BASIS OF PRESENTATION

The accompanying financial statements of Rainmaker Systems, Inc. (“Rainmaker,” “we,” “our,” “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements are unaudited but reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results of these periods. The results of operations for the quarter and nine months ended September 30, 2004 are not necessarily indicative of results to be expected for the year ending December 31, 2004, or any other period. These financial statements should be read in conjunction with Rainmaker’s financial statements and notes thereto included in Rainmaker’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

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

Revenue Recognition and Presentation

Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from our client’s customer is received; the service contract or maintenance agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain unfulfilled. Revenue from product sales is recognized at the time of shipment of the product directly to the client’s customer, if all other revenue recognition criteria have been met. Revenue from services we perform is recognized as the services are accepted, if all other revenue recognition criteria has been met. Revenue from fee-based activities is recognized once these services have been delivered, if all other revenue recognition criteria has been met. A substantial amount of our sales transactions are reported based on the gross amount we bill to our clients’ customers for products and services, since we take title to and assume risk of loss for products and service contracts sold, we can sell the products or service contracts at prices we determine, and we assume the full credit risk for the products and service contracts. However, we also sell products and services on behalf of our clients whereby, based on the evaluation of the specific facts and circumstances, we record revenue equal to the net amount we earn in the transaction.

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

A significant amount of the Company’s sales transactions are reported based upon the gross amounts Rainmaker bills its customers for client services and products; however, the Company also sells products and services on behalf of its clients whereby it records revenue equal to the net amount that it earns in the transaction. The Company believes that gross billings, a measurement of the total volume of amounts billed by the Company to its customers for its clients’ products and services; provides a meaningful indication of the volume of Rainmaker’s business activity. The following table reconciles our net services revenue in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and our gross billings for the quarters and nine months ended September 30, 2004 and 2003 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net services revenue	$10,828	$10,973	$32,290	$31,039
Difference between the amount invoiced to our clients’ customers and the amount earned by us under the transaction	11,823	5,819	32,169	15,488

Gross billings	$22,651	$16,792	$64,459	$46,527

Effective in fiscal year 2003, the Company established an allowance for sales returns. The amount provided in the allowance is an estimate based in part on recent historical experience. As of September 30, 2004 and December 31, 2003, the balance of the allowance for sales returns was $213,000 and $59,000, respectively.

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

Stock-Based Compensation

As of September 30, 2004, we had two active stock-based compensation plans, the 2003 Stock Incentive Plan, described below, and the 1999 Employee Stock Purchase Plan, which is more fully described in Note 8 “Stockholders’ Equity” to the financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2003. We account for our stock-based awards to employees using the intrinsic value method and we disclose the pro forma effect on operations of using the fair value method of valuing these awards. The fair value of these awards is calculated using the Black-Scholes option pricing model, which requires that we estimate the volatility of our stock, an appropriate risk-free interest rate, and our dividend yield. The calculation of fair value is highly sensitive to the expected life of the stock-based award and the volatility of our stock, both of which we estimate based primarily on historical experience.

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

Had we recognized compensation expense for the grant date fair value of stock-based awards granted to employees and non-employee members of our Board of Directors in accordance with SFAS 123, our net loss and net loss per share would have increased to the pro forma amounts below (in thousands, except per share data):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss as reported	$(1,073)	$(693)	$(2,332)	$(2,401)
Total stock-based employee compensation expense determined under the fair value method	(270)	(102)	(573)	(346)

Pro forma net loss	$(1,343)	$(795)	$(2,905)	$(2,747)

Basic and diluted net loss per share as reported	$(0.02)	$(0.02)	$(0.06)	$(0.06)

Basic and diluted net loss per share pro forma	$(0.03)	$(0.02)	$(0.07)	$(0.07)

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

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic and diluted:
Net loss	$(1,073)	$(693)	$(2,332)	$(2,401)

Weighted-average common shares outstanding	44,319	38,996	42,325	38,901
Less: weighted-average shares subject to repurchase	—	—	—	—

Weighted-average common shares outstanding - basic and diluted	44,319	38,996	42,325	38,901

Net loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.06)

Options and warrants to purchase 6,359,568 shares and options to purchase 4,410,369 shares of common stock were outstanding at September 30, 2004 and 2003, respectively, and were not included in the diluted net loss per share computation, as the effect of including such options and warrants would be antidilutive because of the net loss recorded in each period. At September 30, 2004 and 2003, respectively, there were no common shares subject to repurchase.

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

5. BALANCE SHEET COMPONENTS (in thousands)

Cash and cash equivalents and Designated cash to be remitted to others for non-service payments

Prior to July 1, 2004, the Company’s cash and cash equivalents included amounts related to cash received for non-service payments inadvertently paid to the Company by its customers instead of paid directly to the Company’s clients. At the time of cash receipt the Company records a liability for the amount of non-service payments received. While cash received from non-service payments is not restricted, as of July 1, 2004, the Company designated that all cash received for non-service payments will be classified in the balance sheet as designated cash to be remitted to others for non-service payments. As a result, at July 1, 2004, cash and cash equivalents was reduced by $775,000 when un-remitted cash received for non-service payments was classified as designated cash to be remitted to others for non-service payments. At September 30, 2004, designated cash to be remitted to others for non-service payments was $1,555,000. Designated cash to be remitted to others for non-service payments increased significantly during the third quarter as a result of a change in the Company’s banking services. The Company has implemented procedures to quickly identify and remit these payments and it does not expect the un-remitted balances to be significant in future periods.

	September 30, 2004	December 31, 2003
Prepaid expenses and other current assets:
Prepaid insurance	$170	$582
Prepaid support and maintenance contracts	82	167
Deferred contract costs	350	52
Other prepaid expenses and other current assets	347	206

	$949	$1,007

Property and equipment:
Computer equipment	$5,152	$4,920
Capitalized software and development	8,078	6,926
Furniture and fixtures	937	917
Leasehold improvements	331	321

	14,498	13,084
Accumulated depreciation and amortization	(11,535)	(10,276)

	$2,963	$2,808

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

8. CAPITAL LEASE AND FINANCING OBLIGATIONS, GUARANTEES, AND RESTRICTED CASH

Capital Leases

During September 2004, we entered into a capital lease in connection with the acquisition of computing and network storage equipment in the amount of $20,000 with an effective interest rate of 17.0%. The lease is for a period of 24 months and payments are made monthly.

During September 2004, we entered into a capital lease in connection with the acquisition of computing and network storage equipment in the amount of $14,000 with an effective interest rate of 17.0%. The lease is for a period of 24 months and payments are made monthly.

During July 2004, we entered into a capital lease in connection with the acquisition of computing and network storage equipment in the amount of $27,000 with an effective interest rate of 17.9%. The lease is for a period of 12 months and payments are made monthly.

During May 2004, we entered into a capital lease in connection with the acquisition of computing and network storage equipment in the amount of $190,000 with an effective interest rate of 14.5%. The lease is for a period of 24 months and payments are made monthly.

Financing Obligations

In November 2003, we entered into a Commercial Insurance Premium Finance and Security Agreement (“2004 Financing Agreement”) to finance certain of our liability insurance premiums in the amount of $605,000. Amounts owed under the 2004 Financing Agreement bear interest at an annual rate of 3.25% and principal and interest are payable in monthly installments of $51,000, through October 2004. At September 30, 2004, our liability related to the 2004 Financing Agreement was $102,000, all of which will be paid in 2004.

On April 30, 2004, the Company and Bridge Bank N.A. (the “Lender”) executed a Business Loan Agreement and a Commercial Security Agreement in connection with a $3 million secured revolving line of credit that includes a $1 million Letter of Credit facility. These agreements authorize the Lender to perfect a security interest in substantially all of the Company’s assets including intellectual property. As of this date, the Company has incurred no indebtedness to the Lender.

Guarantees

In December 2003, we entered into a standby letter of credit in the original amount of $563,000 as security for our liability under the Commercial Insurance Premium Finance and Security Agreement (“2004 Financing Agreement”). The letter of credit decreases over time in accordance with the remaining balance payable under the 2004 Financing Agreement. At September 30, 2004, the letter of credit had a current value of $256,000.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of September 30, 2004 or December 31, 2003.

Restricted Cash

Restricted cash includes the pledge of a Certificate of Deposit (“CD”) as security for the establishment of standby letters of credit required for the benefit of the lender and lessor in certain financing and or lease arrangements discussed above. As of September 30, 2004 and December 31, 2003, we had pledged CD’s in the amount of $256,000 and $1.1 million, respectively, to secure financing and lease obligations. The requirement to secure obligations generally declines in proportion to the outstanding balance of the underlying financing arrangement.

9. COMMITMENTS

As of September 30, 2004, we have operating leases related to our facility and certain property and equipment that expire at various times through 2007. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and cash flow related to purchasing the assets. During the quarters ended September 30, 2004 and 2003, we recorded rent expense related to these leases of $75,000 and $122,000, respectively. During the nine months ended September 30, 2004 and 2003, we recorded rent expense related to these leases of $230,000 and $363,000 respectively.

10. SUBSEQUENT EVENTS

During the third quarter, the Company was engaged in discussions to acquire a private company until October 31, 2004, at which time the discussions were terminated. As a result of this activity, the Company incurred approximately $375,000 in professional fees through September 30, 2004. These amounts are included in other non-current assets and in accrued liabilities on the Company’s consolidated condensed consolidated balance sheet at September 30, 2004. From October 1, 2004 through October 31, 2004, the Company estimates that it incurred additional professional fees of approximately $300,000 associated with this acquisition activity. This amount together with the amounts incurred through September 30, 2004 aggregating approximately $675,000 will be recorded as expense during the quarter ended December 31, 2004.

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

As a result of the focus on our core service contracts business and restructuring activities during the past several years, we have been able to increase our gross profit at a greater rate than the increase in underlying operating expenses. During the nine months ended September 30, 2004, our total gross profit increased by 9.5% as compared to the comparable period in 2003. At the same time, our operating expenses in total grew by only 7.4%.

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

Management believes there have been no significant changes during the quarter ended September 30, 2004 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003.

Revenue Recognition and Presentation

Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the client’s customer is received; the service contract or maintenance agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain unfulfilled. Revenue from product sales is recognized at the time of shipment of the product directly to the client’s customer, if all other revenue recognition criteria have been met. Revenue from services we perform is recognized as the services are accepted, if all other revenue recognition criteria has been met. Revenue from fee-based activities, such as customized integration and development, is recognized once these services have been delivered if all other revenue recognition criteria have been met. A significant amount of our sales transactions are reported based on the gross amount we bill to our clients’ customers for products and services, since we take title and assume risk of loss for products and service contracts sold, we can sell the products or service contracts at prices we determine, and we assume the full credit risk for the products and service contracts. However, we also sell products and services on behalf of our clients whereby, based on the evaluation of the specific facts and circumstances, we record revenue equal to the net amount that we earn in the transaction. The difference between our gross billings, a measurement of the total volume of products and services billed by us to our clients’ customers, and our net revenue earned was $11.8 million and $32.2 million in the quarter and nine months ended September 30, 2004, respectively. For the quarter and nine months ended September 30, 2003, the difference between our gross billings and our net revenue earned was $5.8 million and 15.5 million, respectively. The following table reconciles our net services revenue in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and our gross billings for the quarters and nine months ended September 3, 2004 and 2003 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net services revenue	$10,828	$10,973	$32,290	$31,039
Difference between the amount invoiced to our clients’ customers and the amount earned by us under the transaction	11,823	5,819	32,169	15,488

Gross billings	$22,651	$16,792	$64,459	$46,527

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts based upon estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. The allowance for doubtful accounts at September 30, 2004 and December 31, 2003 was $124,000 and $207,000, respectively.

Allowance for Sales Returns.

We evaluate quarterly the adequacy of the allowance for sales returns based upon historical experience. This reserve is reflected as part of other accrued liabilities in our consolidated balance sheets. The allowance for sales returns at September 30, 2004 and December 31, 2003 was $213,000 and $59,000, respectively.

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

Concentrations

We generate a significant portion of our net revenues from the marketing and selling of products and services for a limited number of clients. For the quarter and nine months ended September 30, 2004, sales to customers of Dell Products, L.P. (“Dell”), Hewlett-Packard Company (“HP”), Nortel Networks, Inc. (“Nortel”) and Sybase, Inc. (“Sybase”), each accounted for more than 10% of our net revenues. For the quarter and nine months ended September 30, 2003, sales to customers of HP, Nortel and Sybase each accounted for more than 10% of our net revenues. For the quarters ended September 30, 2004 and 2003, customers of the previously mentioned clients collectively accounted for 99% and 90%, respectively, of net revenues and for the nine months ended September 30, 2004 and 2003, sales to the customers of the previously mentioned clients collectively accounted for 99% and 91%, respectively, of our net revenues. In the quarters ended September 30, 2004 and 2003, no individual client’s customers accounted for more than 37% and 45%, respectively, of net revenues.

As a percentage of gross billings, Dell, HP and Nortel, each accounted for more than 10% of our gross billings in the quarter ended September 30, 2004. As a percentage of gross billings, Dell, HP, Nortel and Sybase each accounted for more than 10% of our gross billings in the quarter ended September 30, 2003. For the quarter ended September 30, 2004 and 2003, sales to customers of the previously mentioned clients collectively accounted for 92%, and 99%, respectively, of gross billings, and for the nine months ended September 30, 2004 and 2003, sales to customers of the previously mentioned clients collectively accounted for 91% and 99% respectively, of gross billings. In the quarters ended September 30, 2004 and 2003, no individual client’s customers accounted for more than 60% and 40% of our gross billings, respectively. Gross billings represent the amount we invoice to our clients’ customers and we believe it provides a meaningful indication of the volume of our business. See the reconciliation of net services revenue to gross billings under the captions “Comparison of Quarters Ended September 30, 2004 and 2003”.

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

Financial Statement Categories

Net services revenue consists of sales of our clients’ hardware and software support and service contracts, licenses and license upgrades to our clients’ customer base. Most of our revenue is based on a “pay for performance” model in which we generate revenue only when we complete the sale of our clients’ products and services. A significant amount of our sales transactions are reported based on the gross amount we bill to our clients’ customers for products and services, since we take title and assume risk of loss for products and services we sell, we can sell the products or service contracts at prices we determine, and we assume the full credit risk for the products and service contracts. However, we also sell products and services on behalf of our clients whereby, based on the evaluation of the specific facts and circumstances, we record revenue equal to the net amount we earn in the transaction.

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

Sales and marketing expenses include costs associated with the marketing and selling of our services and costs associated with promoting and selling our clients’ products and services. Included in these costs are client integration costs, compensation costs of marketing and sales personnel, sales commissions, bonuses, marketing and promotional expenses and costs related to product and service development. Also included are unreimbursed client-related marketing expenses. Most of the costs are personnel related. Staffing levels, bonuses and sales commissions will typically change in proportion to revenue.

Technology expenses include costs associated with systems and telecommunications, including compensation and related costs for technology personnel, consultants, purchases of non-capitalizable software and hardware, and support and maintenance costs related to our systems. A significant proportion of our technology resources are capitalized as part of the internally developed software and expansion of our core technology platform. In addition, a portion of our IT-related overhead costs are allocated to other functional departments on the basis of headcount. This financial statement category excludes all depreciation on systems hardware and software.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net services revenue	100.0%	100.0%	100.0%	100.0%
Cost of services revenue	65.9%	66.3%	65.9%	67.6%

Gross profit	34.1%	33.7%	34.1%	32.4%

Sales and marketing	23.5%	18.1%	21.2%	17.2%
Technology	2.5%	4.3%	2.5%	4.4%
General and administrative	13.9%	14.2%	13.8%	14.9%
Depreciation and amortization	4.2%	3.3%	3.9%	3.6%

	44.1%	39.9%	41.4%	40.1%

Operating loss	-10.0%	-6.2%	-7.3%	-7.7%

Interest and other (expense) income, net	0.1%	0.0%	0.1%	-0.1%

Loss before income taxes	-9.9%	-6.2%	-7.2%	-7.8%

Income tax benefit	0.0%	0.0%	0.0%	-0.1%

Net loss	-9.9%	-6.2%	-7.2%	-7.7%

Comparison of Quarters Ended September 30, 2004 and 2003

Net Services Revenue. Net services revenue decreased to $10.8 million for the quarter ended September 30, 2004 from $11.0 million for the comparable period in 2003. The decrease in net revenue was primarily the result of a decline in business with clients for which we account for revenue on the gross basis.

A significant amount of our net services revenue is reported based on the gross amounts we bill to our clients’ customers for their products and services. We also sell products and services on behalf of our clients whereby we record revenue equal to the net amount that we earn in the transaction. Pursuant to guidance in EITF No. 99-19, we also disclose gross billings in our financial statements, a measurement of the total volume of products and services billed by us to our clients’ customers for their products and services. We believe that gross billings, a non-GAAP financial measure, provides a meaningful indication of the volume of our business activity. Gross billings increased 34.9% to $22.7 million for the quarter ended September 30, 2004, from $16.8 million for the comparable period of 2003. The increase is primarily due to increased volume arising from expansions of certain client engagements into new product and market segments. The following table reconciles our net services revenue in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and our gross billings for the quarters ended September 30, 2004 and 2003 (in thousands):

	Quarter Ended September 30,
	2004	2003
Net services revenue	$10,828	$10,973
Difference between the amount invoiced to our clients’ customers and the amount earned by us under the transaction	11,823	5,819

Gross billings	$22,651	$16,792

Gross Profit. Gross profit remained unchanged at $3.7 million for the quarter ended September 30, 2004 as compared to the same period in 2003. Gross margin increased to 34.1% for the quarter ended September 30, 2004, compared to 33.7% during the comparable period of the prior year. The increase in gross margin was primarily due to a change in the mix of existing clients and the increased proportion of net services revenues being reported as the amount we earn in the transaction as compared to that being reported based on the amount we bill to our clients’ customers. In addition, gross margin increased as a result of the mix of our clients’ products and services that we sell. We expect our gross margins to continue to vary based on the mix of clients and the services provided.

Sales and Marketing Expenses. Sales and marketing expenses increased 28% to $2.55 million for the quarter ended September 30, 2004 from $1.99 million for the comparable period of 2003. This increase is due, in part, to an increase in telesales payroll costs to support higher transaction volumes and to support new clients in the current quarter. Telesales staffing as of September 30, 2004 increased to 60 total headcount from 46 as of September 30, 2003. We also increased our marketing expenditures on behalf of certain clients in connection with newly expanded product and market segments and incurred an increase in costs driven by an increase in the volume of credit card transactions.

Technology Expenses. Technology expenses decreased 42% to $274,000 for the quarter ended September 30, 2004 from $473,000 for the comparable period of 2003. The majority of the decline in expenses recognized in the current year period was due to an increase in capitalized costs related to internal development incurred to create client-specific website, e-commerce or other facilities in support of business expansion and for development of our core technology platform. Capitalized internal payroll costs for internally developed software for the quarters ended September 30, 2004 and 2003 were $290,000 and $61,000, respectively. These internally developed assets are capitalized, placed in service upon completion, and amortized generally over the shorter of the useful life of the asset or the term of the specific client agreement.

General and Administrative Expenses. General and administrative expenses declined 3% to $1.51 million for the quarter ended September 30, 2004, as compared to $1.56 million for the comparable period of 2003. The decrease is primarily due to reduced staffing costs of $48,000 because of a reduction in headcount, and a decline in liability insurance costs by $36,000, partially offset by higher sales taxes, which increased by $14,000 as compared to the same quarter in the prior year.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased 25% to $452,000 for the quarter ended September 30, 2004, from $363,000 for the comparable period in 2003. The increase is primarily the result of higher amortization expense on internally developed software asset balances in 2004 as compared to 2003.

Interest and Other (Expense) Income, Net. The components of interest and other (expense) income, net are as follows (dollars in thousands):

	Quarter Ended September 30,		Increase/(Decrease)
	2004	2003	$ Amt	%
Interest income	$22	$13	$9	69.2%
Interest expense	(7)	(14)	7	-50.0%
Other income	(6)	—	(6)	na

	$9	$(1)	$10	-1000.0%

The increase in interest income was attributable to higher invested balances offset slightly by lower interest rates. The decrease in interest expense was the result of lower average capital lease and financing obligation balances outstanding for the quarter ended September 30, 2004, as compared to the comparable period in 2003.

Comparison of Nine months Ended September 30, 2004 and 2003

Net Services Revenue. Net services revenue increased 4% to $32.3 million for the nine months ended September 30, 2004, from $31.0 million in comparable period in 2003. The growth in net revenue is attributable to the expansion of service offerings to existing clients.

A substantial amount of our net services revenue is reported based on the gross amounts we bill to our clients’ customers for their products and services. We also sell products and services on behalf of our clients whereby we record revenue equal to the net amount that we earn in the transaction. Pursuant to EITF No. 99-19, we also disclose gross billings in our financial statements, a measurement of the total volume of products and services billed by us to our clients’ customers for their products and services. We believe that gross billings, a non-GAAP financial measure, provides a meaningful indication of the volume of our business activity. Gross billings increased 39% to $64.5 million for the nine months ended September 30, 2004, from $46.5 million for the comparable period of 2003. The increase is primarily due to expansions into new product and service areas for existing clients. The following table reconciles our net services revenue and our gross billings for the nine months ended September 30, 2004 and 2003 (in thousands):

	Nine Months Ended September 30,
	2004	2003
Net services revenue	$32,290	$31,039
Difference between the amount invoiced to our clients’ customers and amount reported as net services revenue	32,169	15,488

Gross billings	$64,459	$46,527

Gross Profit. Gross profit increased 10% to $11.0 million for the nine months ended September 30, 2004, from $10.0 million for the comparable period in 2003. Gross margin increased to 34.1% for the nine months ended September 30, 2004, compared to 32.4% during the comparable period of the prior year. The increase in gross margin was due primarily to a change in the mix of existing clients and the increased proportion of net services revenues being reported at the amount we earn in the transaction as compared the being reported based on the amount we bill to our clients’ customers. We expect our gross margins to continue to vary based on the mix of clients and the services provided.

Sales and Marketing Expenses. Sales and marketing expenses increased 28% to $6.8 million for the nine months ended September 30, 2004, from $5.3 million for the comparable period of 2003. This increase is primarily due to an increase in compensation and benefits costs, which increased $404,000 for the nine months ended September 30, 2004 as compared to the comparable period in 2003 as a result of an increase in headcount. The average sales and marketing headcount increased from 49 in the nine months ended September 30, 2003 to 60 in the nine months ended September 30, 2004. An increase in client marketing and selling activities associated with expansions of services to existing clients resulted in increased direct marketing expenses of $528,000 and an increase in the costs associated with higher order processing costs due to increased transaction volume in the amount of $214,000 for the nine months ended September 30, 2004 as compared to the comparable period in 2003. Temporary staffing costs increased by $180,000 for the nine months ended September 30, 2004 as compared to the comparable period in 2003. Allocations of certain administrative and facilities costs also increased by $157,000 from $1,004,000 in the nine months ended September 30, 2003 to $1,161,000 in the nine months ended September 30, 2004, primarily as a result of the growth in sales and marketing headcount.

Technology Expenses. Technology expenses decreased 40% to $0.81 million for the nine months ended September 30, 2004, from $1.37 million for the comparable period of 2003. The decrease is primarily attributable to a change in the allocation of the Company’s core applications development resources. Due to significant client expansion activities during the nine months ended September 30, 2004, the level of investment in internally developed software increased to $734,000 from $230,000 during the comparable period in 2003. These internally developed assets are capitalized, placed in service upon completion, and amortized generally over the shorter of the useful life of the asset or the term of the specific client agreement.

General and Administrative Expenses. General and administrative expenses decreased 3% to $4.47 million for the nine months ended September 30, 2004, as compared to $4.62 million for the comparable period of 2003. Decreased staffing costs of $189,000 and insurance premiums of $134,000 were partially offset by increased professional services fees of $110,000 during the nine months ending September 30, 2004 as compared to the comparable period in 2003.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased 12% to $1.26 million for the nine months ended September 30, 2004, from $1.13 million for the comparable period in 2003. The increase is primarily the result of higher amortization expense related to internally developed software.

Interest and Other (Expense) Income, Net. The components of interest and other (expense) income, net are as follows (dollars in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
	2004	2003	$ Amt	%
Interest income	$58	$47	$11	23.4%
Interest expense	(21)	(82)	61	-74.4%
Other income	(6)	7	(13)	-185.7%

	$31	$(28)	$59	-210.7%

The decrease in interest expense was the result of lower average capital lease and financing obligation balances outstanding for the nine months ended September 30, 2004, as compared to the comparable period in 2003.

Liquidity and Sources of Capital

Cash and cash equivalents, excluding amounts related to designated cash to be remitted to others, increased to $11.9 million at September 30, 2004 as compared to $4.9 million at December 31, 2003, primarily as a result of proceeds from the sale of our common stock and warrants in a private placement completed in February 2004. Working capital was $4.8 million and $1.0 million at September 30, 2004 and December 31, 2003, respectively. Net accounts receivable increased $1.9 million or 32% from December 31, 2003 to September 30, 2004, primarily as a result of increased revenue during the period. Our days sales outstanding, on a net services revenue basis, were 64 days at September 30, 2004, as compared to 51 days at December 31, 2003. A significant amount of our net services revenue is reported based on the gross amounts we bill to our clients’ customers. We also sell products and services on behalf of our clients whereby we record revenue equal to the net amount that we earn in the transaction. Pursuant to Emerging Issues Task Force Consensus No. 99-19, we disclose gross billings in our financial statements, a measurement of the total volume of products and services billed by us to our clients’ customers. We believe that gross billings, a non-GAAP financial measure, provides a meaningful indication of the volume of our business activity. Our accounts receivable balance is predominantly comprised of the amounts we bill to our clients’ customers, regardless of whether we record revenue equal to the gross amount we bill to our clients’ customer or the amount that we earn in the transaction. As a result, we also disclose our days sales outstanding on a gross billings basis. On a gross billings basis, our days sales outstanding were 30 days at September 30, 2004, as compared to 30 days at December 31, 2003. The following table reconciles net services revenue to gross billings and net services revenue days sales outstanding to days sales outstanding on a gross billings basis for the quarter September 30, 2004 and 2003, respectively (dollars in thousands):

	Quarter Ended September 30,
	2004	2003
Net services revenue (U.S. GAAP)	$10,828	$10,973

Difference between the amount invoiced to our clients’ customers and the amount earned by us under the transaction	11,823	5,819

Gross billings	$22,651	$16,792

Net accounts receivable June 30	$7,119	$5,546
Net accounts receivable September 30	7,855	5,390

Average net accounts receivable	$7,487	$5,468

Number of days in quarter	92	92

Net services revenue per day	$118	$119

Gross billings per day	$246	$183

Net revenue days sales outstanding	64	46

Gross billings days sales outstanding	30	30

Prior to July 1, 2004, the Company’s cash and cash equivalents included amounts related to cash received for non-service payments inadvertently paid to the Company by its customers instead of paid directly to the Company’s clients. As of July 1, 2004, the Company designated that all cash received for non-service payments will be classified in the balance sheet as designated cash to be remitted to others for non-service payments. As a result, at July 1, 2004, cash and cash equivalents was reduced by $775,000 when un-remitted cash received for non-service payments was classified as designated cash to be remitted to others for non-service payments. See Note 5 in the Condensed Consolidated Financial Statements.

Cash provided by operating activities during the nine months ended September 30, 2004 was $2.5 million as compared to cash used in operating activities of $371,000 during the nine months ended September 30, 2003. Cash provided by operating activities of $2.5 million during the nine months ended September 30, 2004 was primarily the result of an increase in accounts payable of $5.2 million offset by increased accounts receivable of $1.8 million and our net loss, adjusted for non cash items of $1.3 million.

Cash used in investing activities during the nine months ended September 30, 2004 was $574,000 compared to cash used in investing activities of $229,000 during the nine months ended September 30, 2003. For the nine months ended September 30, 2004, cash used in investing activities was the result of an increase in purchases of property and equipment of $1.4 million offset by a reduction in restricted cash of $840,000.

Cash provided by financing activities during the nine months ended September 30, 2004 was $5.8 million as compared to cash used in financing activities of $1.3 million during the same nine months of 2003. For the nine months ended September 30, 2004, cash provided by financing activities of $5.8 million was primarily the result of the sale of common stock in a private placement completed in February. Cash used in financing activities of $1.3 million during the nine months ended September 30, 2003 was primarily the result of repayments of debt obligations.

Our principal source of liquidity as of September 30, 2004 consisted of $11.9 million of cash and cash equivalents. We anticipate that our existing capital resources and cash flow expected to be generated from future operations will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months.

On April 30, 2004, the Company and Bridge Bank N.A. (the “Lender”) executed a Business Loan Agreement and a Commercial Security Agreement in connection with a $3 million secured revolving line of credit that includes a $1 million Letter of Credit facility. The Lender has perfected a security interest in substantially all of the Company’s assets including intellectual property. As of this date, the Company has incurred no indebtedness to the Lender.

Off-Balance Sheet Arrangements

Operating Leases

As of September 30, 2004, we have operating leases of our facility and certain property and equipment that expire at various times through 2007. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and cash flow related to purchasing the assets. During the quarter and nine months ended September 30, 2004, we recorded rent expense related to these leases of $75,000 and $230,000, respectively.

Guarantees

In December 2003, we entered into a standby letter of credit in the original amount of $563,000 as security for our liability under the 2004 Financing Agreement. The standby letter of credit declines over time in accordance with the balance payable under the 2004 Financing Agreement. At September 30, 2004, the amount of the standby letter of credit is $256,000 and is fully secured by the pledge of a certificate of deposit.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of September 30, 2004 or December 31, 2003.

Contractual Obligations

During May 2004, we entered into a capital lease facility in connection with the acquisition of computing and network storage equipment. As of September 30, 2004, we have acquired such equipment under the lease facility in the amount of $252,000 with an effective interest rate of 8.6%. The leases range from 12 to 24 months and payments are made monthly. Future minimum lease payments in the remainder of 2004 are $43,000 and for 2005 are $138,000 and for 2006 are $43,000.

Factors That May Affect Future Results and Market Price of Stock

We have incurred recent losses and expect to incur losses in the future.

We have incurred operating losses and net losses since fiscal 1999, and most recently we recorded an operating loss of $2.4 million and net loss of $2.3 million for the nine months ended September 30, 2004 and an operating loss and net loss of $3.1 million for the year ended December 31, 2003, respectively. We may incur losses in the future, depending on the timing of signing of new clients, impact of new and existing clients, our decisions to further invest in our technology or infrastructure, and our ability to continue to increase our operating efficiencies.

Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client could result in a substantial decrease in our revenue.

We generate a significant portion of our net revenues from the marketing and selling of products and services for a limited number of clients. For the quarter and nine months ended September 30, 2004, sales to customers of Dell Products, L.P. (“Dell”), Hewlett-Packard Company (“HP”), Nortel Networks, Inc. (“Nortel”) and Sybase, Inc. (“Sybase”), each accounted for more than 10% of our net revenues. For the quarter and nine months ended September 30, 2003, sales to customers of HP, Nortel and Sybase each accounted for more than 10% of our net revenues. For the quarters ended September 30, 2004 and 2003, customers of the previously mentioned clients collectively accounted for 99% and 90%, respectively, of net revenues and for the nine months ended September 30, 2004 and 2003, sales to the customers of the previously mentioned clients collectively accounted for 99% and 91%, respectively, of our net revenues. In the quarters ended September 30, 2004 and 2003, no individual client’s customers accounted for more than 37% and 45%, respectively, of net revenues.

As a percentage of gross billings, Dell, HP and Nortel, each accounted for more than 10% of our gross billings in the quarter ended September 30, 2004. As a percentage of gross billings, Dell, HP, Nortel and Sybase each accounted for more than 10% of our gross billings in the quarter ended September 30, 2003. For the quarter ended September 30, 2004 and 2003, sales to customers of the previously mentioned clients collectively accounted for 92%, and 99%, respectively, of gross billings, and for the nine months ended September 30, 2004 and 2003, sales to customers of the previously mentioned clients collectively accounted for 91% and 99% respectively, of gross billings. In the quarters ended September 30, 2004 and 2003, no individual client’s customers accounted for more than 60% and 40% of our gross billings, respectively. Gross billings represent the amount we invoice to our clients’ customers and we believe it provides a meaningful indication of the volume of our business. See the reconciliation of net services revenue to gross billings under the captions “Comparison of Quarters Ended September 30, 2004 and 2003”.

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

In part, as a result of recent unfavorable economic conditions in the United States, our revenue has declined and may continue to do so in the future. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition. During these unfavorable economic periods, it has been, and may continue to be more difficult to sign new clients or expand relationships with existing clients.

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

Factors which may cause our future operating results to be below expectations include:

•	the growth of the market for outsourced sales and marketing solutions;

•	the demand for and acceptance of our services;

•	the demand for our clients’ products and services;

•	the length of the sales and integration cycle for our new clients;

•	our ability to expand relationships with existing clients;

•	our ability to train, develop and ramp our telesales staff;

•	our ability to develop and implement additional services, products and technologies; and

•	the success of our direct sales force.

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

Our success depends to a significant extent upon the contributions of our executive officers and key sales and technical personnel and our ability to attract and retain highly qualified sales, technical and managerial personnel. Competition for personnel is intense as these personnel are limited in supply. We have at times experienced difficulty in recruiting qualified personnel, and there can be no assurance that we will not experience difficulties in the future. Any difficulties could limit our future growth. The loss of certain key personnel, particularly Michael Silton, our chief executive officer, Martin Hernandez, our president and Steve Valenzuela, our chief financial officer could seriously harm our business. We have obtained life insurance policies in the amount of $6.3 million on Michael Silton and $3.0 million on Martin Hernandez.

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

Our growth strategy may include expansion into international markets. As a result, we may need to establish international operations, hire additional personnel and establish relationships with additional clients and customers in those markets. This expansion may require significant financial resources and management attention and could have a negative effect on our earnings. In addition, we may be exposed to political risks associated with operating in foreign markets. We cannot assure you that we will be successful in creating international demand for our CRM services or that we will be able to effectively sell our clients’ products and services in international markets.

Any business combinations in which we participate could result in dilution, unfavorable accounting charges and difficulties in successfully managing our business.

As part of our business strategy, from time to time we review business combination prospects that would complement our existing business or enhance our technological capabilities. Future business combinations by us could result in potentially dilutive issuances of equity securities, large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could cause our financial performance to suffer. Furthermore, business combinations entail numerous risks and uncertainties, including:

•	difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the combined companies;

•	diversion of management’s attention from other business concerns;

•	significant costs incurred in connection with potential acquisitions;

•	risks of entering geographic and business markets in which we have no or limited prior experience; and

•	potential loss of key employees of acquired organizations.

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

Our directors, executive officers and entities affiliated with them together beneficially control approximately 24.1% of our outstanding shares (based on the number of shares outstanding as of September 30, 2004). As a result, any significant combination of those stockholders, acting together, may have the ability to control all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Rainmaker, which, in turn, could depress the market price of our common stock.

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

The Sarbanes-Oxley Act of 2002 became law in July 2002 and requires changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and Nasdaq issued revisions to its requirements for companies that are Nasdaq-listed. These developments increased our legal and accounting compliance costs and will continue to do so in the future. These developments have also made it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of September 30, 2004, there were an aggregate of 6,359,568 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 5,388,895 shares issuable upon exercise of options outstanding under our option plan and 970,673 shares of common stock issuable upon exercise of the outstanding warrants issued to certain selling stockholders in our private placement transaction completed on February 20, 2004. Under our existing stock option plan and employee stock purchase plan, we may issue up to an additional 6,864,572 shares and 2,021,055 shares of our common stock, respectively, subject to the terms and conditions of such plans. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, compensation or otherwise. We have not entered into any agreements or understanding regarding any future acquisitions and cannot ensure that we will be able to identify or complete any acquisition in the future.

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