Form 10-K
period 2004-12-31
RAINMAKER SYSTEMS INC
filed 2005-03-18
CIK 1094007

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2004

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

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2004, based upon the closing sales price reported by the Nasdaq SmallCap Market on that date was $59.8 million. The aggregate market value of Common Stock held by non-affiliates of the registrant on February 28, 2005, was $22.9 million, based upon the last sales price reported for such date on the Nasdaq SmallCap Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At February 28, 2005, registrant had 47,745,898 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed by Registrant with the Securities and Exchange Commission within 120 days of Registrant’s fiscal year ended December 31, 2004 are incorporated by reference in Part III of this Form 10-K.

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

Among the important factors which could cause actual results to differ materially from those in the forward-looking statements are general market conditions, unfavorable economic conditions, our ability to execute our business strategy, our ability to integrate acquisitions (including our recent acquisition of Sunset Direct) and expand our call center without disruption to our business, the effectiveness of our sales team and approach, our ability to target, analyze and forecast the revenue to be derived from a client and the costs associated with providing services to that client, the date during the course of a calendar year that a new client is acquired, the length of the integration cycle for new clients and the timing of revenues and costs associated therewith, our client concentration given that the Company is currently dependent on a few large client relationships, potential competition in the marketplace, the ability to retain and attract employees, market acceptance of our service programs and pricing options, our ability to maintain our existing technology platform and to deploy new technology, our ability to sign new clients and control expenses, the possibility of the discontinuation of some client relationships, the financial condition of our clients’ business and other factors detailed in the Company’s filings with the Securities and Exchange Commission.

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

RAINMAKER SYSTEMS, INC.

PART I

ITEM 1.    BUSINESS

Introduction

Rainmaker Systems, Inc. and its subsidiaries (“Rainmaker,” “we,” “our,” “us”) was founded in 1991 and is a leading provider of outsource sales and marketing programs. Our cost-effective programs generate service revenue and promote customer retention for our clients. Core services include professional telesales, direct marketing, hosted e-commerce and order management, which represents almost 100% of our net revenue. Additional services include customer database enhancement and CRM technology integration. These services are available individually or as an integrated solution.

On February 8, 2005, Rainmaker acquired all of the issued and outstanding voting securities of Quarter End, Inc. by means of a merger of Quarter End, Inc. and a wholly owned subsidiary of Rainmaker, with Quarter End, Inc. continuing as the surviving corporation. Quarter End, Inc. conducted business under the name Sunset Direct and changed its name to Sunset Direct, Inc. (“Sunset Direct”) in connection with the transaction. Founded in 1992, Sunset Direct is an outsourcing company that helps primarily high-tech companies to improve their business-to-business selling process. Sunset Direct provides strategic lead generation services and applications that include: outsourced call center services, on-site training workshops, database and list management services and Web-based lead generation campaigns. Sunset Direct has approximately 160 employees with headquarters in Austin, Texas.

The following business discussion does not include the operations of Sunset Direct.

Industry Background

Businesses have recognized the value of improving their customer relationships to increase revenue and customer loyalty. For technology companies, this revenue and loyalty is often the result of customers purchasing support contracts and maintenance agreements.

As technology companies evaluate the resources needed to deploy sales and marketing programs for support contracts and maintenance agreements, they may find a significant commitment is required for building the needed systems infrastructure and expertise. They must also balance the level of internal resources devoted to building customer relationships with the level of resources committed to other corporate priorities, such as acquiring new customers and developing new products.

We believe that companies faced with this type of resource dilemma may find it advantageous to focus on their core strengths and to outsource their non-core functions to others with expertise in those specific areas. Outsourcing has moved from traditional functions such as manufacturing and facilities management to critical areas such as customer service. According to a Gartner forecast from July 2004, combined software and hardware support services in North America will grow from $59.8 billion in 2004 to $68.4 billion in 2008.

The Rainmaker Solution

We specialize in business-to-business sales, marketing, and ecommerce services on an outsourced basis for technology companies. In addition, our services include customer database hosting and enhancement, technology integration with client systems, and order management, including invoicing and collecting payment from our clients’ customers. Our services are designed to generate increased revenue from the sale of service contracts to our technology clients’ customers. While increased revenue is the primary benefit of our services, an important side benefit is an enhanced relationship with the customers we contact on behalf of our clients. By selecting Rainmaker to focus on this aspect of their business, clients are able to focus their attention on other business priorities.

We identify and profile our clients’ customers in order to maximize selling opportunities through all stages of the service contract life cycle. From the point of purchase, until a product is replaced or retired, there are a variety of opportunities to generate services revenue, including the following:

Stage of Lifecycle	Services Revenue Opportunity
Post-Purchase Attach	Sell extended warranties and uplift services to recent buyers
Warranty Conversion	Sell annual service contracts to customers coming off warranty
Contract Renewal	Renew expiring service contracts
Contract Reactivation	Sell annual service contracts to customers with expired contracts
Time and Materials Conversion	Sell annual service contracts to Time and Material customers

Our services incorporate the following distinguishing characteristics:

•	Combination of Technology, Process and People. We offer our clients comprehensive services that combine technology infrastructure with established processes and staff to establish frequent personalized contact with our clients’ customer bases. We act as a transparent extension of our clients’ sales and marketing organization by designing targeted direct marketing programs using coordinated Web, email, direct mail, fax and telephone campaigns. Our processes are designed to successfully market support contracts throughout all points of the service contract life cycle.

•	Database Expertise. We use our specialized database expertise to combine our clients’ disparate databases into an integrated view of their support contract customers. Once this view is developed, we analyze the characteristics of the client’s customer base and identify the best approach to segmenting and stratifying the database for effective marketing programs. We host the client’s customer data and continue to enhance it with information we uncover through profiling and regular contact. This enhanced information increases our ability to refine the targeting of our sales and marketing services. We can also provide this enhanced data back to our clients so they can benefit from richer customer profiles.

•	Expertise in Technology Markets. Our understanding of technology customer buying behavior and industry-specific marketing strategies is built upon years of experience and millions of customer contacts. This focus benefits our hardware and software clients through reduced program implementation times and the sharing of best practices from our collective experience.

•	Pay-for-Performance Contracts. We provide our services primarily under pay-for-performance arrangements in which our revenue is based on a contractual percentage of the selling price of the products and services we sell to our clients’ customers. Clients can also purchase complementary services, such as additional database management and supplementary marketing programs, on a fee basis. We believe that this business model aligns our activities with the goals of our clients. Under our pay-for-performance model, our programs are designed to develop stronger relationships with our clients’ customers, which lead to a better understanding of the needs of our client’s customers and increase our ability to maximize revenue per customer.

Our Clients

Our clients consist of hardware and software companies with significant customer bases and products that benefit from focused sales and marketing programs for support contracts or maintenance agreements. We generate a significant portion of our net revenues from sales to the customers of a limited number of clients. In 2004 and 2003, sales to customers of Dell Products, L.P. (Dell), Hewlett-Packard Company (HP), Nortel Networks, Inc. (Nortel) and Sybase, Inc. (Sybase) each accounted for more than 10% of our net revenues. On a combined basis, sales to customers of these clients accounted for 96% and 99% of our net revenues in 2004 and 2003, respectively. The largest individual client accounted for 47% and 34% of our net revenues in 2004 and 2003, respectively.

Services

Our primary service offering for sales and marketing of time-based contracts is Contracts Renewals Plus ® (CRP), a modular solution that allows clients to select the services they need, from the most complex, fully outsourced solution to the simplest marketing or telesales project. Our services combine a technology infrastructure, established processes, and trained, customer-oriented personnel to deliver a comprehensive solution that is designed to cost-effectively generate increased revenue from our clients’ customer bases. Our services extend beyond contract sales and renewals to include contract reactivations, conversion of free warranties into paid services, service upgrades, add-on license sales, and new license sales. Our primary services are designed to effectively profile a client’s customer base and then market and sell service and support contracts. We believe that the more information we obtain concerning a client’s customer, the more likely we will be able to market and sell services that meet the needs of the client’s customer. We implement these services using a variety of proprietary systems and communication channels, including web site and email interaction, fax, personal assistance and direct mail. We believe that our services foster deeper, richer customer relationships that strengthen customer loyalty to our clients. During 2004, 2003 and 2002, Contract Renewals Plus generated 98%, 97% and 96% of our net revenue, respectively.

Within CRP, we generate additional sales and cultivate closer customer relationships through innovative sales and marketing programs that include:

•	Web Site and Email Interaction: Our client-branded web sites and email interaction allow our client’s customers to obtain key information and purchase online. We develop, host and operate a web site that reflects the look and feel of our clients’ corporate branding. Email campaigns include links to personalized web pages, and alert our client’s customers of product enhancements, special promotions or upcoming renewal dates. When they visit the web site, customers can view a secure, personalized listing of the warranties and service contracts associated with the products they have purchased from our client. The website gives the customer the ability to view the service offerings available from our client, generate a quote and place an order for new or extended services.

•	Fax and Direct Mail Marketing: In addition to web and email, we use compelling marketing programs, including traditional mail and fax campaigns. These campaigns alert our client’s customers to service, special promotions and renewal opportunities and direct them to contact our telesales team or to visit our client-branded web site.

•	Personal Assistance and Telesales: We are experts at creating sophisticated inbound and outbound calling programs. We also provide sales assistance to our clients’ customers who email, call or fax in response to marketing campaigns. Our client teams are trained to answer questions, provide detailed product information, pursue up-sell and cross-sell opportunities and close orders.

The Rainmaker Strategy

Our objective is to strengthen our position in providing outsourced sales and marketing services to technology companies. The following are the key elements of our strategy:

•	Sign New Clients. We continue to emphasize our high technology industry focus while seeking to expand the scope of this expertise. We believe that our expertise in providing services to the customer base of our existing clients enhances our ability to help new clients use our services to gain competitive advantages. Our focus enables us to employ industry experts, pursue targeted sales and marketing campaigns, develop effective marketing and customer retention programs and capitalize on referrals from existing clients.

•	Further Penetrate Our Existing Client Base. We use our experience to increase the level of services provided to existing clients, many of whom currently use our services supporting selected product or customer segments.

•	Improve Productivity. We continue to identify areas in which to streamline our processes and improve our marketing approach for each client’s specific customer base characteristics and to deploy technology in order to increase the productivity of our staff and to deliver more efficiently our services.

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

Services and Technology Development

We use a combination of business processes and technical systems to support our marketing and sales services. We collect customer input and conduct regular internal reviews to identify areas for improvement of our existing processes and systems as well as opportunities for development of new service offerings. We believe we follow best industry practices for developing the design, coding, production, documentation and testing of our processes and systems. Our technical systems are based on a combination of commercially available hardware and software as well as custom software developed internally. Our policy is to select market-leading commercial products and to leverage open-systems development environments for our internal development efforts. We believe this policy provides a stable technical foundation for the development and operation of our technical systems. We focus our proprietary technical development efforts on business functions that are unique to the process of marketing and selling service contracts. These business functions include: the loading, repair and analysis of customer data, direct marketing and telesales activities such as customer interaction tracking, pricing configuration and tracking, e-commerce tools, rapid deployment of client branded service, contract websites, and billing and reporting systems that expedite invoicing and collections as well as the transfer of data and reports to our clients.

Employees

As of December 31, 2004, we employed 138 people. Our 81 sales and marketing personnel are responsible for promoting and selling our clients’ products, building relationships with our clients’ customers and for promoting our services to new and existing clients. This includes 75 personnel consisting of direct marketing and professional telesales who are responsible for delivering the Company’s end user customer communication programs and driving service contract sales. We also employed 23 technology personnel who develop and maintain the computer, Internet, web and telecommunications infrastructure that provides the foundation for our service offerings. Our remaining 34 employees were in general administration and finance.

Our total headcount increased to 298 employees with the acquisition of Sunset Direct. At the date of acquisition, Sunset Direct employed 160 people of which 141 are in sales and marketing, 10 are technology personnel and 9 are in general administration and finance.

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

The main competitors of our services are companies that offer solutions that are specifically designed to sell service contracts. We are aware of two companies of this type; ServiceSource and Encover. ServiceSource offers a telesales-based service without the web site and other technology components that Rainmaker offers. Encover’s offering is similar to Rainmaker’s. Both ServiceSource and Encover are private and based in the San Francisco Bay Area.

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

There are also regional companies that offer services similar to ours, particularly for teleservices and technology integration. A few of the larger companies that offer potentially competitive outsource services include: Convergys Corporation, Digital Impact, Digital River, Inc., Harte-Hanks, Inc., Sitel Corporation, Sykes Enterprises, Inc., and West Corporation. In addition, many large ERP software developers, including Oracle Corporation, Salesforce.com, Inc. and Siebel Systems, Inc., and their consulting partners have developed sales and marketing solutions that may compete with our offerings.

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

Financial Information About Geographic Areas

Rainmaker and Sunset Direct primarily operate in one geographical segment, North America. Substantially all of our sales are made to our clients’ customers in the United States of America. See “Segment Reporting” in Note 1 to our Financial Statements.

Available Information

Our web site is http://www.rmkr.com. We make available, free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on our website is not part of this report.

ITEM 2.    PROPERTIES

Facilities

Our headquarters is located in one building in Scotts Valley, California. We occupy approximately 23,400 square feet of floor space covered by a lease that expires in September 2005.

On February 8, 2005, we acquired Sunset Direct which occupies approximately 46,400 square feet in one building in Austin, Texas covered by a lease that expires in June 2009 and 7,400 square feet in one building in Wallace, Idaho covered by a month-to-month lease.

We believe these facilities are adequate for our current needs.

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

	Q1	Q2	Q3	Q4
2004
High	$3.13	$3.50	$2.10	$1.70
Low	$1.30	$1.80	$1.09	$0.91
2003
High	$1.10	$0.84	$1.43	$1.48
Low	$0.58	$0.48	$0.69	$1.11

As of February 28, 2005, we had approximately 190 common stockholders of record. On February 28, 2005, the last reported sale price of our common stock on the Nasdaq SmallCap Market was $0.69 per share.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data should be read together with our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The statement of operations data for the years ended December 31, 2004, 2003, and 2002 and the balance sheet data at December 31, 2004 and 2003 are derived from our audited financial statements that are included elsewhere in this annual report. The statement of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001, and 2000 are derived from our audited financial statements not included herein. Revenue presentation and certain prior year amounts have been reclassified to conform to the 2004 presentation. Historical results of operations are not necessarily indicative of future results.

	Years ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$15,323	$13,689	$11,157	$13,435	$17,657
Operating expenses:
Costs of services	8,632	5,697	4,686	10,269	16,024
Sales and marketing	1,770	1,788	1,253	2,808	6,917
Technology	1,331	1,731	1,656	714	4,443
General and administrative	6,838	6,056	5,743	8,585	9,112
Depreciation and amortization	1,740	1,497	1,906	3,409	2,448
(Recoveries of) restructuring and other related charges	—	(23)	(240)	2,389	675

Total operating expenses	20,311	16,746	15,004	28,174	39,619

Operating loss	(4,988)	(3,057)	(3,847)	(14,739)	(21,962)
Interest and other income (expense), net	50	(25)	(31)	388	1,756
Gain from sale of catalog/distributor	—	—	—	—	50

Loss before income taxes	(4,938)	(3,082)	(3,878)	(14,351)	(20,156)
Income tax benefit	—	(23)	(373)	—	—

Net loss	(4,938)	(3,059)	(3,505)	(14,351)	(20,156)

Basic and diluted net loss per share	$(0.11)	$(0.08)	$(0.09)	$(0.38)	$(0.52)

Shares used to compute basic and diluted net loss per share	43,573	38,957	38,684	38,010	38,798

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$10,104	$4,854	$8,128	$8,606	$22,879
Working capital	2,372	970	3,273	5,599	17,546
Total assets	22,362	15,817	18,681	19,910	42,222
Long-term debt and capital lease obligations, less current portion	42	31	96	674	1,041

Total stockholders’ equity	5,576	3,847	6,803	10,284	25,283

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 72A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events and/or future results of operations may differ materially from those contemplated by such forward-looking statements, as a result of the factors described here, and in the documents incorporated herein by reference, including,, those factors described under “Factors That May Affect Future Results and Market Price of Stock.”

Overview

We are a leading provider of outsource sales and marketing programs for service contracts for technology companies, which represents almost 100% of our revenues. Our cost-effective programs generate service revenue and promote customer retention for our clients. Core services include professional telesales, direct marketing, hosted ecommerce and order management, including invoicing and collecting from our clients’ customers. Additional services include customer database hosting and enhancement, technology integration with client systems. Our services to technology clients are designed to increase the revenue from their support contracts and to enhance their customer relationships. These services are available individually or, more typically, as an integrated solution.

Our business primarily consists of marketing and selling our clients’ products and services to their business customers. We provide our services primarily under pay-for-performance arrangements in which our revenue is based on our ability to sell our clients’ products and services to their customers. Accordingly, if a particular client’s products and services fail to appeal to its customers for reasons beyond our control, such as preference for a competing product or service, our revenue from the sale of the client’s products and services may decline. Our clients can also purchase complementary services, such as additional database management and supplementary marketing programs, on a fee basis.

New clients may require us to make significant up-front investments, including hiring additional staff and creating the necessary infrastructure to deliver our services. These costs are typically incurred some time before significant revenue is generated. We may charge for certain of these costs; however, these costs could have an adverse effect on our future financial condition and operating results, depending on market acceptance of new service combinations and pricing options.

The majority of our revenues are derived from marketing and selling our client’s service contracts. Because of this, our quarterly and annual revenues may fluctuate based on the total service contracts available for renewal or conversion in that period. As a result of this as well as general conditions in the United States, our net revenue has declined in the past and may do so again. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition. During unfavorable economic periods, it may be more difficult to sign new clients or expand relationships with existing clients. In addition, during unfavorable economic periods, spending on existing and new technology may decrease, resulting in downgrades of service contracts or fewer new service contracts, which may have a material adverse impact on our business. This impact may be offset as technology companies may compensate for decreased spending on new technology and technology upgrades with expanded service contracts on their existing technology.

Our quarterly and annual operating results may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. Our operating results are expected to vary significantly from quarter to quarter and are difficult to predict. Our historical revenue has tended to fluctuate based on seasonal buying patterns of our clients and their customers. Our prospects must be considered in light of the risks, expenses and difficulties encountered by technology companies, particularly given that we operate in new and rapidly evolving markets, and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. See “Factors That May Affect Future Results and Market Price of Stock.”

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

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including those related to bad debts, investments, commissions and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These policies that contain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes include:

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

Revenue Recognition and Financial Statement Presentations

During the fourth quarter of fiscal 2004, we reevaluated our application of Emerging Issues Task Force No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF 99-19), to the presentation of our revenues generated from the sale of our client’s products and services. Based on our evaluation, we have changed the manner in which we report revenues earned from certain client contracts in the Statement of Operations to the “Net” basis. Prior to the fourth quarter of 2004, we reported such revenues on a “Gross” basis. In order to provide consistency in all periods presented, revenues and costs of revenues for all prior periods have been reclassified to conform to the current year presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit. The effect of such reclassification on the Company’s net revenue for the years ended December 31, 2003 and 2002 are as follows (in thousands):

	Years ended December 31,
	2003	2002
Net revenue, as previously reported	$41,258	$39,312
Impact of reclassification to reflect net revenue presentation	(27,569)	(28,155)

Net revenue, as reclassified	$13,689	$11,157

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

Our revenue recognition policy involves significant judgments and estimates about collectibility. We assess the probability of collection based on a number of factors, including past transaction history and/or the creditworthiness of our clients’ customers, which is based on current published credit ratings, current events and circumstances regarding the business of our client’s customer and other factors that we believe are relevant. If we determine that collection is not reasonably assured, we defer revenue recognition until such time as collection becomes reasonably assured, which is generally upon receipt of cash payment.

In the fourth quarter of 2004, we also reclassified our direct costs associated with promoting and selling our clients’ products and services from Sales and Marketing expense to Costs of Services. Sales and Marketing expenses now primarily represent our corporate sales and marketing efforts to secure new clients. This change in presentation has been made for all financial periods presented herein.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts at December 31, 2004 and 2003 was $208,000 and $207,000, respectively.

Impairment of Long-lived Assets

We review all of our long-lived assets, consisting principally of fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and a significant change in our market capitalization relative to our net book value. An asset or a group of assets is determined to be impaired if the estimated future undiscounted net cash flows attributable to the asset or group of assets are less than their carrying value. If impairment exists, it is measured as the difference between the carrying value of the asset or group of assets and their estimated fair values. Fair values are determined using third party valuations, discounted cash flow analyses or other generally accepted methods. Estimating future cash flows attributable to a particular asset or group of assets is difficult, and requires the use of significant judgment.

Significant Concentrations

We generated a significant portion of our net revenues from the marketing and selling of products and services for a limited number of clients. In 2004, 2003 and 2002, sales to customers of Dell, HP, Nortel and Sybase each accounted for more than 10% of our net revenues. In 2004, 2003, and 2002, sales to customers of the previously mentioned clients collectively accounted for 96%, 99%, and 93%, respectively, of net revenues and the largest individual client accounted for 47%, 34%, and 30% of our net revenues in 2004, 2003, and 2002, respectively. With the acquisition of Sunset Direct, we expect the percentage of net revenue generated from our largest customers to decrease from over 96% to approximately 60% in 2005.

We have outsource services agreements with our clients that expire at various dates ranging from July 2005 through April 2007. Many of our client agreements contain automatic renewal clauses. These clients may, however, terminate their contracts for cause in accordance with the provisions of each contract. In most cases, a client must provide us with advance written notice of its intention to terminate. The termination or non-renewal of outsource agreements with any one of our significant clients could have a material adverse effect on our financial position, results of operations and cash flows.

We expect that a small number of clients will continue to account for a significant portion of our net revenue. In addition, our technology clients operate in industries that are experiencing consolidation, which may reduce the number of our existing and potential clients.

Financial Statement Categories

Net revenue consists primarily of fees earned by us on the on the sales of our clients’ hardware and software support and service contracts, licenses and license upgrades to our clients’ customer base. Most of our revenue is based on a “pay for performance” model in which we generate revenue only when we complete the sale of our clients’ products and services. All revenue reported in this Form 10-K have been reported on a net basis equal to the net amount we earn in a transaction, in accordance with the guidance provided for in EITF 99-19.

Costs of services consists of costs associated with promoting and selling our clients’ products and services including compensation costs of sales personnel, sales commissions and bonuses, costs of designing, producing and delivering marketing services, credit card fees, bad debts, and salaries and other personnel expenses related to fee-based activities. Costs of services also include the cost of inbound and outbound shipping, net of amounts recovered from our client’s customers. Most of the costs are personnel related and are relatively fixed. Bonuses and sales commissions will typically change in proportion to net revenue or profitability.

Sales and marketing expenses include costs associated with client acquisition. Included in these costs are client integration costs, compensation costs of marketing and sales personnel, sales commissions, bonuses, and marketing and promotional expenses.

Technology expenses include costs associated with systems and telecommunications, including compensation and related costs for technology personnel, consultants, purchases of non-capitalizable software and hardware, and support and maintenance costs related to our systems. This financial statement category excludes depreciation on systems hardware and software.

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

Related Party Transactions

During 2004, we purchased certain of our computer equipment and software from Dell, our largest client, through arrangements accounted for as capital leases. The leases bear interest at rates ranging between 14.5% and 17.9% per annum and expire at various dates through October 2006. As of December 31, 2004, property and equipment included amounts held under these capital leases of approximately $252,000 and related accumulated depreciation of approximately $57,500. Principal and interest owed to Dell amounted to approximately $148,000 at December 31, 2004. The capital lease obligations are collateralized by the related leased property and equipment.

During the six-month period ending June 30, 2002, we purchased inventories and service agreements from a client who had a board member that also sits on our board of directors. Total purchases from such client during the six months ended June 30, 2002, the period during which it was a related party, amounted to $1.1 million. During the same six-month period, we received marketing development fund reimbursements of $32,000 from that client. As of June 28, 2002, this board member was no longer on the board of our client.

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

Results of Operations

The following table presents, for the periods given, selected financial data as a percentage of our net revenue.

	Years ended December 31,
	2004	2003	2002
Net revenue	100.0%	100.0%	100.0%

Operating expenses:
Costs of services	56.3%	41.6%	42.0%
Sales and marketing	11.6%	13.1%	11.2%
Technology	8.7%	12.6%	14.8%
General and administrative	44.6%	44.2%	51.5%
Depreciation and amortization	11.4%	10.9%	17.1%
Recoveries of restructuring and other related charges	0.0%	-0.2%	-2.2%

Total operating expenses	132.6%	122.3%	134.5%

Operating loss	-32.6%	-22.3%	-34.5%

Interest and other income (expense), net	0.3%	-0.2%	-0.3%

Loss before income taxes	-32.2%	-22.5%	-34.8%
Income tax benefit	0.0%	0.2%	3.3%

Net loss	-32.2%	-22.3%	-31.4%

Comparison of Years Ended December 31, 2004 and 2003

Net Revenue.    Net revenue from services increased 11.9% to $15.3 million in 2004 from $13.7 million in 2003. The increase was primarily due to expansion of business with one existing client and, to a small degree, revenue from new clients, offset by a decline in business with two existing clients. One client’s business with us increased to 47.1% of our net revenue in 2004 from 27.2% of net revenue in 2003.

Our quarterly and annual operating results have fluctuated in the past and are likely to do so in the future. In particular, our revenues are not predictable with any significant degree of certainty and are affected by changes in our clients’ service program offerings, including service contract fees, and by general economic conditions in the United States. In the current economic environment, we have limited visibility over anticipated revenue trends in future periods. Our liquidity, including our ability to comply with loan agreement covenants, may be adversely affected if we were to lose a significant client

Costs of services.    Costs of services increased 51.6% to $8.6 million in 2004 from $5.7 million in 2003. Costs of services also increased as a percentage of revenue from 41.6% in 2003 to 56.3% in 2004. The increase in absolute dollars and as a percentage of net revenue was primarily due to increases for direct marketing costs of $1.4 million, salaries and benefit expenses of $911,000 as we increased our direct sales and marketing personnel by 60.0% from 47 employees at December 31, 2003 to 75 employees at December 31, 2004, and $272,000 for temporary service personnel. The increase in sales personnel was directly related to the increase in sales volume for our largest client and to support new clients added in 2004. Costs of services in absolute dollars and as a percentage of revenue are expected to continue to fluctuate based on our client mix.

Sales and Marketing Expenses.    Sales and marketing expenses remained relatively constant at $1.8 million in 2004 and 2003.

Technology Expenses.    Technology expenses decreased 23.1% to $1.3 million in 2004 from $1.7 million in 2003. This decrease was primarily attributable to $332,000 of personnel costs allocated to other departments in 2004 as compared to 2003 and lower consulting expenses of $118,000 offset by an increase of $111,000 in salary and benefit expenses, as we increased our technology personnel from 16 employees at December 31,2003 to 23 employees at December 31, 2004. The higher allocation to other departments was due to increased headcount in those departments. We expect technology expenses to continue to fluctuate in absolute dollars, and as a percentage of revenue, as we continue to balance investment in technology with ongoing efforts to scale our cost structure.

General and Administrative Expenses.    General and administrative expenses increased 12.9% to $6.8 million in 2004 as compared to $6.1 million in 2003. During the fourth quarter of 2004 the company terminated discussions to acquire a privately held company. The Company incurred approximately $675,000 in professional fees related to this activity that were expensed on termination. Consulting and interim staffing costs and travel costs increased by $382,000 and $78,000 in 2004, respectively, but these increases were offset by decreases in payroll and benefit expenses and corporate insurance expense of $339,000 and $164,000 respectively. We expect general and administrative expenses to increase in 2005 as we incur additional costs related to further investments in our business and as we continue to implement the requirements of the Sarbanes-Oxley Act.

Depreciation and Amortization Expenses.    Depreciation and amortization expense increased 16.2% to $1.7 million from $1.5 million in 2003. The increase of $243,000 in 2004 is primarily the result of higher net book values of depreciable assets, primarily related to capitalized internal software development projects, as compared to 2003.

Interest and Other (Expense) Income, Net.    The components of interest and other (expense) income, net are as follows (dollars in thousands):

	Years Ended December 31,		Increase/ (Decrease)
	2004	2003	$ Amt	%
Interest income	$87	$56	$31	55.4%
Interest expense	(30)	(89)	(59)	66.3%
Other	(7)	8	15	n/a

	$50	$(25)	$75	-300.0%

The increase in interest income is attributable to higher average cash balances invested in interest bearing instruments in 2004 as compared to 2003. The decrease in interest expense is the result of lower average obligations under capital leases and other financing arrangements in 2004 as compared to 2003.

Comparison of Years Ended December 31, 2003 and 2002

Net Revenue.    Net revenue from services increased 22.7% to $13.7 million in 2003 from $11.2 million in 2002. The increase was primarily due to expansion of business with certain existing clients, offset by declines in business with other existing clients as well as a decline attributable to the discontinuation of a contract in 2003 for a client for whom we provided services in 2002. Net revenue from the discontinued client represented $16,000 in 2003 while the same client accounted for $617,000 in 2002.

Costs of services.    Costs of services increased 21.6% to $5.7 million in 2003 from $4.6 million in 2002. Costs of services decreased marginally as a percentage of revenues to 41.6 % in 2003 as compared to 42.0% in 2002. The increase in absolute dollars was primarily due to increases in salaries and benefit expenses of $443,000 as we increased our direct sales and marketing personnel by 17.5% from 40 employees at December 31, 2002 to 47 employees at December 31, 2003, direct marketing costs of $311,000 and $81,000 for temporary service personnel. The increase in sales personnel related to the increase in sales volume to support new customers added in 2003.

Sales and Marketing Expenses.    Sales and marketing expenses increased 42.7% to $1.8 million in 2003 from $1.3 million in 2002. The increase was primarily due to increases of $461,000 in salaries and benefit expenses and $51,000 in travel expenses.

Technology Expenses.    Technology expenses remained relatively constant at $1.7 million in 2003 and 2002. The $75,000 increase in spending between 2003 and 2002 was the result of slightly higher salaries and benefits.

General and Administrative Expenses.    General and administrative expenses increased 5.5% to $6.1 million in 2003 as compared to $5.7 million in 2002. Professional services expenses and interim staffing costs were higher in 2003 by $224,000 and $333,000 respectively. These expenses were partially offset by lower telephone expense of $114,000 and lower facilities expense of $88,000.

Depreciation and Amortization Expenses.    Depreciation and amortization expense decreased 21.5% to $1.5 million in 2003 from $1.9 million in 2002. The reduction of $409,000 in 2003 is primarily the result of lower net book values of depreciable assets as compared to 2002.

Restructuring and Other Related Charges.    Recoveries of restructuring and related charges declined by $217,000 in 2003 as compared to the benefit realized in 2002. The charge for restructuring and other related expenses was originally recorded in the fourth quarter of 2001 in the amount of $2.4 million. During 2002, the Company was able to negotiate more favorable terms under a lease arrangement to vacate unused facilities and, as a result, was able to recover a total of $263,000 of the original charge including $240,000 in 2002. The amount recovered in 2003 in the amount of $23,000 was primarily due to a reduction in the cost of leased facilities.

The following table summarizes the activity related to the restructuring liability during 2001, 2002 and 2003, respectively (in thousands):

	Employee Severance	Lease Cancellation and Facility Exit Costs	Write-Off of Abandoned Assets	Legal and Other Expenses	Accrued Restructuring Costs and Related Charges
2001:
Reserve established	$158	$1,035	$1,115	$81	$2,389
Utilization of reserve—non-cash	—	—	(1,115)	—	(1,115)
Utilization of reserve—cash payments	(132)	(158)		(63)	(353)

Balance at December 31, 2001	26	877	—	18	921

2002:
Utilization of reserve—cash payments	(1)	(383)	—	(74)	(458)
Adjustment to reserve	6	(66)		60	—
Recovery of excess restructuring reserve	(31)	(205)	—	(4)	(240)

Balance at December 31, 2002	$—	$223		$—	$223

2003:
Utilization of reserve—cash payments		(171)	—		(171)
Adjustment to reserve		(29)			(29)
Recovery of excess restructuring reserve		(23)	—		(23)

Balance at December 31, 2002	$—	$—		$—	$—

Interest and Other (Expense) Income, Net.    The components of interest and other (expense) income, net are as follows (dollars in thousands):

	Year Ended December 31,		Increase/ (Decrease)
	2003	2002	$ Amt	%
Interest income	$56	$122	$(66)	-54.1%
Interest expense	(89)	(103)	(14)	13.6%
Other	8	(50)	(58)	n/a

	$(25)	$(31)	$6	-19.4%

The decrease in interest income is attributable to reduced investments in interest bearing instruments and lower interest rates throughout 2003. The decrease in interest expense is the result of lower obligations under capital leases as we paid in full certain of our lease obligations, and this was partially offset by interest payments on capital and lease and other financing agreements that we entered into in the year ended December 31, 2003.

Income Tax Benefit.    We recorded an income tax benefit of $23,000 in 2003 as compared to a benefit of $373,000 in 2002. In March 2002, the Internal Revenue Service issued the Job Creation and Worker Assistance Act of 2002, which extended the regular and alternative minimum tax net operating loss carryback period from two years to five years.

Liquidity and Sources of Capital

To date, we have funded operations from operating cash flows and net cash proceeds from the sale of common stock.

On February 20, 2004, we completed a private placement of common stock and common stock purchase warrants with certain private investment funds. The Company sold an aggregate of approximately 4.67 million shares of common stock at $1.50 per share with net proceeds to the Company of approximately $6.3 million. The investors also received warrants to purchase an aggregate of approximately 933,340 shares of Rainmaker’s common stock at an exercise price of $1.875 per share. In connection with the private placement, our investment banker in the transaction also received a warrant to purchase 37,333 shares of our common stock at an exercise price of $1.875 per share. The financing was completed under the provisions of Regulation D of the Securities and Exchange Commission. The net proceeds from the offering have been and will continue to be used for working capital, capital expenditures, and general corporate purposes to support business expansion including new client acquisition, capital expenditures, development of new services and continuing investment in our proprietary technology platform. In addition, we may use a portion of the net proceeds to expand into international markets, or to acquire complementary products, technologies or businesses.

Cash and cash equivalents were $10.1 million at December 31, 2004 as compared to $4.9 million at December 31, 2003. Working capital was $2.4 million and $1.1 million at December 31, 2004 and 2003, respectively. The increase in cash and working capital was primarily the result of the proceeds from the private placement noted above as well as a $6.1 million increase in accounts payable.

Operating activities during 2004 provided cash of $208,000, as compared to cash used in operating activities of $823,000 in 2003, and cash provided by operating activities of $421,000 in 2002. Cash provided by operating activities during 2004 was primarily the result of an increase of $6.1 million in accounts payable and non cash depreciation and amortization charges of $1.7 million, which was mostly offset by our net loss of $4.9 million, an increase in accounts receivable of $2.1 million and a decrease in other accrued liabilities of $1.2 million.

Accounts receivable increased at December 31, 2004 as compared to December 31, 2003 as a result of higher fourth quarter sales in 2004 as compared to 2003, particularly from sales relating to our largest client, while the days sales outstanding (based on gross billing, which are amounts invoiced to customers) remained constant at 30 days at December 31, 2004 and 2003. The increase in accounts payable was primarily due to the timing of payments to our largest client for service and maintenance contracts we sold on their behalf. The timing of payments to this client were changed from our standard 30-day terms to a staggered payment schedule. Sales for the first month of a quarter are now required to be paid in the third month of that current quarter and sales for the second and third month of that quarter are remitted in the first month of the following quarter. Other accrued liabilities decreased in 2004 primarily due to a decrease of $1.2 million in misdirected payments received from our clients’ customers for product sales made by our clients. At December 31, 2004, all misdirected payments received by us had been remitted to our clients.

Cash used in investing activities was $744,000, $928,000 and $651,000 in 2004, 2003 and 2002, respectively. The decrease in cash used in investing activities was due to increased capital expenditures in 2004 offset by a reduction in restricted cash. During 2004, we invested $1.8 million in capital additions as compared to $800,000 in 2003. This increase of $1.0 million year-over-year was primarily to improve the capacity of our systems and software to support expansion of client business. We anticipate making additional investments of $3.6 million in capital equipment during 2005.

On February 8, 2005, Rainmaker acquired all of the issued and outstanding voting securities of Quarter End, Inc. by means of a merger of Quarter End, Inc. and a wholly owned subsidiary of Rainmaker, with Quarter End, Inc. continuing as the surviving corporation. Quarter End, Inc. conducted business under the name Sunset Direct and changed its name to Sunset Direct, Inc. (“Sunset Direct”) in connection with the transaction. Under the terms of the merger agreement, the Company paid approximately $3.5 million in cash, primarily to retire debt, and issued 3,320,400 shares of common stock in exchange for the outstanding capital stock of Sunset Direct.

Concurrent with the closing of the merger transaction, the Company entered into a Business Loan Agreement and Commercial Security Agreement with Bridge Bank, N.A., and obtained a $3.0 million term loan

(the “Term Loan”) that was fully utilized to retire Sunset Direct debt. The Term Loan is to be repaid over 36 months and bears interest at a variable rate of prime plus 1.00% per annum, initially set at 6.25% per annum. The Term Loan is secured by substantially all of the Company’s and Sunset Direct’s assets including intellectual property. The Company must comply with certain financial covenants, including maintaining a minimum quick ratio and maintaining unrestricted cash of $3.0 million with Bridge Bank.

In April 2004, the Company obtained a $3 million secured revolving line of credit that includes a $1 million Letter of Credit facility (the “Revolving Credit Facility”) from Bridge Bank. In connection with the execution of the Term Loan, the maximum amount available under the Revolving Credit Facility was decreased to $2 million. As of March 7, 2005, the Company had incurred no indebtedness to Bridge Bank under the Revolving Credit Facility, however two letters of credit in the amounts of $250,000 and $500,000, respectively, are outstanding under the Revolving Credit Facility (see “Guarantees” below).

Cash provided by financing activities was $5.8 million in 2004 as compared to cash used in financing activities of $562,000 and $834,000 in 2003 and 2002, respectively. Cash provided by financing activities was primarily the result of the net proceeds of $6.3 million received from the private placement of our common stock and net proceeds of $362,000 received from the exercise of employee stock options and our employee stock purchase plan offset by $873,000 used to repay capital lease and other financing arrangements. Repayments of capital lease and other financing arrangements in 2003 and 2002 amounted to $1.5 million and $903,000, respectively. Proceeds from the issuance of common stock to employees resulting from stock option exercises and purchases under the employee stock purchase plan were $103,000 and $72,000 in 2003 and 2002, respectively.

Our principal source of liquidity as of December 31, 2004 consisted of $10.1 million of cash and cash equivalents and our $3.0 million Revolving Credit Facility (decreased to $2.0 million on February 8, 2005 in connection with the execution of the Term Loan). We anticipate that our existing capital resources, cash flow expected to be generated from future operations, including the newly acquired Sunset Direct operations, and availability of external equity and debt financing sources will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months. However, if we do not achieve our plans we may need to raise additional cash to fund operations.

We expect to meet our long-term liquidity requirements for the funding of operations, material non-recurring capital expenditures and potential acquisitions through a combination of cash flow expected to be generated by operations, long-term secured and unsecured indebtedness and the issuance of additional equity securities by us.

Off-Balance Sheet Arrangements

Leases

As of December 31, 2004, our off-balance sheet arrangements include operating leases for our facility and certain property and equipment that expire at various dates through 2007. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up front cash flow related to purchasing the assets. During 2004, we recorded rent expense related to these leases of $311,000. Rent expense in 2005 will increase as a result of the acquisition of Sunset Direct.

Guarantees

In 2004, the Company issued Irrevocable Standby Letters of Credit to two of its clients. The letters of credit were issued in the amounts of $250,000 and $500,000 as guarantees for service contracts sold by the Company on behalf of our clients and expire in November 2005 and September 2006, respectively. The letters of credit are issued under the Letter of Credit facility with Bridge Bank N.A. At December 31, 2004, no amounts have been drawn against the Letters of Credit.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of December 31, 2004.

Contractual Obligations

Capital Leases

We lease certain property under capital leases that expire at various dates through 2006. The effective annual interest rates on our capital lease obligations range from 14.5% to 17.9%, with an average of 15.5%. As of December 31, 2004 and 2003, property and equipment included amounts held under capital leases of approximately $1.5 million and $2.1 million and related accumulated depreciation of approximately $1.3 million and $2.0 million respectively. The capital lease obligations are collateralized by the related leased property and equipment.

Financing Obligations

In November 2004, we entered into a Commercial Insurance Premium Finance and Security Agreement (“2005 Financing Agreement”) to finance certain of our liability insurance premiums in the amount of $525,000. Amounts owed under the Financing Agreement bear interest at an annual rate of 4.99% and principal and interest are payable in monthly installments of approximately $40,300, through September 2005. At December 31, 2004, our liability related to the Financing Agreement was $355,000, all of which will be paid in 2005.

Future payments under our contracts and obligations at December 31, 2004 are as follows:

	Capital Leases	Financing Obligations	Operating Leases	Total
	(in thousands)
2005	138	363	230	731
2006	44	—	39	83
2007	—	—	17	17
Thereafter	—	—	—	—

Total payments	$182	$363	$286	$831

Included in future minimum operating lease payments in 2005 is our obligation relating to our corporate facility. The operating lease for our corporate facility expires in September 2005.

On February 8, 2005, we acquired Sunset Direct, which occupies approximately 46,400 square feet in one building in Austin, Texas and 7,400 square feet in one building in Wallace, Idaho. The rental commitment for the lease in Austin is approximately $500,000 per year and the lease expires in June 2009 and the facility in Wallace is a month-to-month lease.

Potential Impact of Inflation

To date, inflation has not had a material impact on our business.

Recent Accounting Pronouncements

In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities,” a revision to FIN 46, which was issued in January 2003. Under FIN 46R, a variable interest entity must be consolidated by a company if that company is subject to a majority of the entity’s expected losses or entitled to receive a majority of the entity’s expected residual returns or both. FIN 46R requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements apply to existing entities in the first reporting period that ends after March 15, 2004. The adoption of FIN 46 did not have a material impact on our results of consolidated operations or financial position.

In December 2003, the Staff of the SEC issued SAB 104, Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind the accounting guidance contained in the SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC’s related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“AJCA”). The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Pursuant to the AJCA, the Company will not be able to claim this tax benefit until the first quarter of fiscal 2006. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated results of operations, financial position or cash flows.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The adoption of the disclosure requirements of EITF 03-1 did not have, and we do not expect the implementation of EITF 03-1 to have, a material impact on our consolidated financial position, results of operations or cash flows. We will evaluate the impact of EITF 03-1 once final guidance is issued.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first interim or annual reporting period after June 15, 2005 (the quarter ended September 30, 2005 for the Company) and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. We expect that the adoption of this standard will increase our net loss and loss per share, however it will have no impact on cash flow. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R including the valuation methods and support for the assumptions that underlie the valuation of the awards and the transition methods (modified prospective transition method or the modified retrospective transition method).

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”). SFAS 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

Factors That May Affect Future Results and Market Price of Stock

We have incurred recent losses and may incur losses in the future.

We incurred an operating loss of $5.0 million and net loss of $4.9 million for 2004, an operating loss of and net loss of $3.1 million for 2003, and an operating loss of $3.8 million and a net loss of $3.5 million for 2002. We may incur losses in the future, depending on the timing of signing of new clients, costs to initiate service for new clients, impact of new and existing clients, our decisions to further invest in our technology or infrastructure, and our ability to continue to increase our operating efficiencies.

We may need to raise additional capital which might not be available or which, if available, could be on terms adverse to our common stockholders.

We expect that our current cash and cash equivalent balances will be adequate to meet our working capital and capital expenditure needs for at least twelve months. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may also require additional capital for the acquisition of businesses, products and technologies that are complementary to ours. Further, if we issue equity securities to raise capital, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition.

Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client could result in a substantial decrease in our revenue.

We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In 2004, 2003 and 2002, sales to customers of Dell, HP, Nortel and Sybase each accounted for more than 10% of our net revenues. For 2004, 2003, and 2002, sales to customers of the previously mentioned clients collectively accounted for 96%, 99%, and 93%, respectively, of net revenues. No individual client accounted for more than 47%, 34%, and 30% of our net revenues in 2004, 2003, and 2002, respectively.

We expect that a small number of clients will continue to account for a significant portion of our net revenue for the foreseeable future. The loss of any of our principal clients could cause a significant decrease in our net revenue. In addition, our software and technology clients operate in industries that experience consolidation from time to time, which could reduce the number of our existing and potential clients. Any loss of a single significant client may have a material adverse effect on our financial position, cash flows and results of operations.

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

We are exposed to increased costs and risks associated with complying with increasing and new regulations of corporate governance and disclosure standards.

We are spending an increased amount of management time and internal and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems and attestations of the effectiveness of these systems by our independent auditors. We are currently documenting and testing our internal control systems and procedures and considering improvements that may be necessary in order for us to comply with the requirements of Section 404 by the end of 2006. This process has required us to hire outside advisory services and has resulted in additional accounting and legal expenses. In addition, the evaluation and attestation processes required by Section 404 are new and neither companies nor auditing firms have significant experience in testing or complying with these requirements. Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation by our independent auditors. While we believe that we currently have adequate internal controls over financial reporting, in the event that our chief executive officer, chief financial officer or independent auditors determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

Factors which may cause our future operating results to be below expectations include:

•	the growth of the market for outsourced sales and marketing solutions;

•	the demand for and acceptance of our services;

•	the demand for our clients’ products and services;

•	the length of the sales and integration cycle for our new clients;

•	our ability to expand relationships with existing clients;

•	our ability to develop and implement additional services, products and technologies;

•	the success of our direct sales force;

•	our ability to retain existing clients; and

•	our ability to integrate acquisitions (including our recent acquisition of Sunset Direct).

The length and unpredictability of the sales and integration cycles for our full solution service offering could cause delays in our revenue growth.

Selection of our services often entails an extended decision-making process on the part of prospective clients. We often must provide a significant level of education regarding the use and benefit of our services, which may delay the evaluation and acceptance process. The selling cycle can extend to approximately nine to twelve months or longer between initial client contact and signing of a contract for our services. Additionally, once our services are selected, the integration of our services often can be a lengthy process, which further impacts the timing of revenue since revenues are not earned until we sell our client’s services to customers. Because we are unable to control many of the factors that will influence our clients’ buying decisions or the integration of our services, the length and unpredictability of the sales and integration cycles make it difficult for us to forecast the growth and timing of our revenue.

If we are unable to attract and retain highly qualified management, sales and technical personnel, the quality of our services may decline, and our ability to execute our growth strategies may be harmed.

Our success depends to a significant extent upon the contributions of our executive officers and key sales and technical personnel and our ability to attract and retain highly qualified sales, technical and managerial personnel. Competition for personnel is intense as these personnel are limited in supply. We have at times experienced difficulty in recruiting qualified personnel, and there can be no assurance that we will not experience difficulties in the future. Any difficulties could limit our future growth. The loss of certain key personnel, particularly Michael Silton, our chief executive officer, and Steve Valenzuela, our chief financial officer, could seriously harm our business. We have obtained a life insurance policy in the amount of $6.3 million on Michael Silton.

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

As part of our business strategy, we review from time to time business combination prospects that would complement our existing business or enhance our technological capabilities. Future business combinations by us, such as the acquisition of Sunset Direct, could result in potentially dilutive issuances of equity securities, large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could cause our financial performance to suffer. Furthermore, business combinations entail numerous risks and uncertainties, including:

•	difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the combined companies;

•	diversion of management’s attention from other business concerns;

•	risks of entering geographic and business markets in which we have no or limited prior experience; and

•	potential loss of key employees of acquired organizations.

We cannot be certain that we would be able to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and our failure to do so could limit our future growth. Although we do not currently have any agreement with respect to any additional material business combinations, we may enter into business combinations with complementary businesses, products or technologies in the future. However, we may not be able to locate suitable business combination opportunities.

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

Damage to our facilities may disrupt our operations.

We have taken precautions to protect ourselves from events that could interrupt our services, such as off-site storage of computer backup data and a backup power source, but there can be no assurance that an earthquake, fire, flood or other disaster affecting any of our facilities would not disable these operations.

In February 2005, we acquired Sunset Direct that has its primary facility located in Austin, Texas. We believe our combined operational facilities would minimize disruptions to the operations of the Company in the event of a business interruption in any one of our facilities on a short-term basis. In the event of the loss of a facility in either Scotts Valley or Austin, our business would be impacted until such time as we were able to transfer operations to the sister facility. While we maintain insurance coverage for business interruptions, such coverage does not extend to losses caused by earthquake and such coverage may not be sufficient to cover all possible losses.

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

Our directors, executive officers and entities affiliated with them together beneficially control approximately 13.1% of our outstanding shares (based on the number of shares outstanding as of February 28, 2005). As a result, any significant combination of those stockholders, acting together, will have the ability to control all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Rainmaker, which, in turn, could depress the market price of our common stock.

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

If our stock price is volatile, we could face securities class action litigation. In the past, following periods of volatility in the market price of their stock, many companies have been the subjects of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management’s attention and resources and could cause our stock price to fall. The trading price of our common stock could fluctuate widely due to:

•	quarter to quarter variations in results of operations;

•	loss of a major client;

•	announcements of technological innovations by us or our competitors;

•	changes in, or our failure to meet, the expectations of securities analysts;

•	new products or services offered by us or our competitors;

•	changes in market valuations of similar companies;

•	announcements of strategic relationships or acquisitions by us or our competitors;

•	other events or factors that may be beyond our control; or

•	if we raise additional cash, this would likely be highly dilutive to investors and our stock price may decline.

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

The Sarbanes-Oxley Act of 2002 that became law in July 2002 has required us to make changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and Nasdaq has also issued revisions to its requirements for companies that are Nasdaq-listed. These developments have increased our legal and accounting compliance costs and will likely continue to do so in the future. These developments have also made it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage in the future. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

We may have difficulty obtaining director and officer liability insurance in acceptable amounts for acceptable rates.

Like most other public companies, we carry insurance protecting our officers and directors and us against claims relating to the conduct of our business. This insurance covers, among other things, the costs incurred by companies and their management to defend against and resolve claims relating to management conduct and results of operations, such as securities class action claims. These claims typically are extremely expensive to defend against and resolve. Hence, as is customary, we purchase and maintain insurance to cover some of these costs. We pay significant premiums to acquire and maintain this insurance, which is provided by third-party insurers. Since 1999, the premiums we have paid for this insurance have increased substantially. One consequence of the current economic downturn and decline in stock prices has been a substantial general increase in the number of securities class actions and similar claims brought against public corporations and their management, including our company and certain of our current and former officers and directors. Many, if not all, of these actions and claims are, and will likely continue to be, at least partially insured by third-party insurers. Consequently, insurers providing director and officer liability insurance have in recent periods sharply increased the premiums they charge for this insurance, raised retentions (that is, the amount of liability that a company is required to itself pay to defend and resolve a claim before any applicable insurance is provided), and limited the amount of insurance they will provide. Moreover, insurers typically provide only one-year policies. We renewed our director and officer insurance in the fourth quarter of 2004 for a one-year term. In the fourth quarter of 2005, we will be required to do the same. Particularly in the current economic environment, we cannot assure that we will be able to obtain sufficient director and officer liability insurance coverage at acceptable rates and with acceptable deductibles and other limitations. Failure to obtain such insurance could materially harm our financial condition in the event that we are required to defend against and resolve any future securities class actions or other claims made against the Company or our management. Further, the inability to obtain such insurance in adequate amounts may impair our future ability to retain and recruit qualified officers and directors.

Our business may be subject to additional obligations to collect and remit sales tax and, any successful action by state authorities to collect additional sales tax could adversely harm our business.

We file sales tax returns in certain states within the United States as required by law and certain client contracts for a portion of the outsourced sales and marketing services that we provide. We do not collect sales or other similar taxes in other states and many of the states do not apply sales or similar taxes to the vast majority of the services that we provide. However, one or more states could seek to impose additional sales or use tax collection and record-keeping obligations on us. Any successful action by state authorities to compel us to collect and remit sales tax, either retroactively, prospectively or both, could adversely affect our results of operations and business.

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

As we reported on our Current Report on Form 8-K filed on March 11, 2005, we received a deficiency notice from Nasdaq on March 9, 2005, indicating that our stock failed to close above $1.00 for 30 consecutive trading days, making us subject to delisting from Nasdaq for this deficiency at the conclusion of a 180-day grace period which expires on September 6, 2005, unless we are able to cure such deficiency before such time or are then eligible for an additional 180-day grace period under Nasdaq’s marketplace rules.

Shares eligible for sale in the future could negatively affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of February 28, 2005, we had outstanding 47,745,898 shares of common stock. As of February 28, 2005, there were an aggregate of 6,436,475 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 5,465,802 shares issuable upon exercise of options outstanding under our option plan and 970,673 shares of common stock issuable upon exercise of the outstanding warrants issued to the selling security holders in our private placement transaction completed on February 20, 2004. Under our existing stock option plan and employee stock purchase plan, we may issue up to an additional 8,546,020 shares and 2,380,588 shares of our common stock, respectively, subject to the terms and conditions of such plans. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, compensation or otherwise. We have not entered into any agreements or understanding regarding any future acquisitions and cannot ensure that we will be able to identify or complete any acquisition in the future.

In connection with the acquisition of Sunset Direct on February 8, 2005, the Company has agreed to file, on a commercially reasonable efforts basis, a registration statement with the Securities and Exchange Commission with respect to the shares that were issued to Sunset Direct’s shareholders pursuant to the merger transaction by which we acquired Sunset Direct. After the registration statement becomes effective, approximately 330,378 of such shares will be available for public sale, with an additional 1,359,951 of such shares available for sale six months from closing, 399,986 of such shares available for sale nine months from closing and 399,985 of such shares available for sale twelve months from closing. Approximately 830,100 shares of common stock consideration have been placed in escrow and will not be released until twelve months after closing, subject to potential post-closing adjustments.

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We currently do not and do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We mitigate default risk by investing in low-risk securities. To minimize our risks, we maintain our portfolio of cash equivalents and short-term investments in a variety of short-term and liquid securities including money market funds, commercial paper, U.S. government and agency securities and municipal bonds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2004, 100% of our portfolio was invested in instruments that mature in less than 90 days. See Note 3 of Notes to Consolidated Financial Statements.

Due to the short duration and conservative nature of our investment portfolio at December 31, 2004, we do not believe we have a material exposure to interest rate risk.

At December 31, 2004, the interest rates on all of our outstanding capital leases and debt are fixed and therefore not subject to interest rate fluctuations. See Note 6 of Notes to Consolidated Financial Statements.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Rainmaker Systems, Inc. as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rainmaker Systems, Inc. at December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/    BDO SEIDMAN, LLP

San Francisco, California

February 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Rainmaker Systems, Inc.

We have audited the accompanying consolidated balance sheet of Rainmaker Systems, Inc. as of December 31, 2003 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the two years in period ended December 31, 2003. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rainmaker Systems, Inc. at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information stated therein.

/s/    ERNST & YOUNG LLP

San Jose, California

January 26, 2004

RAINMAKER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$10,104	$4,854
Restricted cash	—	1,096
Accounts receivable, less allowance for doubtful accounts of $208 and $207 at December 31, 2004 and 2003, respectively	7,895	5,952
Prepaid expenses and other current assets	1,117	1,007

Total current assets	19,116	12,909
Property and equipment, net	3,160	2,808
Other noncurrent assets	86	100

Total assets	$22,362	$15,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,130	$9,055
Accrued compensation and benefits	390	369
Other accrued liabilities	747	1,931
Obligations under financing arrangements	355	504
Current portion of capital lease obligations	122	80

Total current liabilities	16,744	11,939
Capital lease obligations, less current portion	42	31

Commitments and Contingencies (Notes 4, 5 and 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 44,419,791 and 39,168,429 outstanding at December 31, 2004 and 2003, respectively	44	39
Additional paid-in capital	63,509	56,847
Accumulated deficit	(57,977)	(53,039)

Total stockholders’ equity	5,576	3,847

Total liabilities and stockholders’ equity	$22,362	$15,817

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended December 31,
	2004	2003	2002
Net revenue	$15,323	$13,689	$11,157

Operating expenses:
Costs of services	8,632	5,697	4,686
Sales and marketing	1,770	1,788	1,253
Technology	1,331	1,731	1,656
General and administrative	6,838	6,056	5,743
Depreciation and amortization	1,740	1,497	1,906
Recoveries of restructuring and other related charges	—	(23)	(240)

Total operating expenses	20,311	16,746	15,004

Operating loss	(4,988)	(3,057)	(3,847)
Interest and other income (expense), net	50	(25)	(31)

Loss before income taxes	(4,938)	(3,082)	(3,878)
Income tax benefit	—	(23)	(373)

Net loss	$(4,938)	$(3,059)	$(3,505)

Basic and diluted net loss per share	$(0.11)	$(0.08)	$(0.09)

Shares used to compute basic and diluted net loss per share	43,573	38,957	38,684

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2001	38,417,625	$38	$56,676	$45	$(46,475)	$10,284
Exercise of employee stock options	340,981	—	57	—	—	57
Issuance of common stock under employee stock purchase plan	74,786	—	15	—	—	15
Repurchase of common stock for retirement	(1,924)	—	(3)	—	—	(3)
Components of comprehensive loss:
Net loss	—	—	—	—	(3,505)	(3,505)
Unrealized loss on investments	—	—	—	(45)	—	(45)

Total comprehensive loss	—	—	—	(45)	(3,505)	(3,550)

Balance at December 31, 2002	38,831,468	38	56,745	—	(49,980)	6,803
Exercise of employee stock options	248,992	1	78	—	—	79
Issuance of common stock under employee stock purchase plan	87,969	—	24	—	—	24
Net loss	—	—	—	—	(3,059)	(3,059)

Balance at December 31, 2003	39,168,429	39	56,847	—	(53,039)	3,847
Exercise of employee stock options	507,478	—	283	—	—	283
Issuance of common stock under employee stock purchase plan	72,494	—	79	—	—	79
Issuance of common stock for executive bonuses	4,690	—	8	—	—	8
Issuance of common stock in private placement	4,666,700	5	6,292	—	—	6,297
Net loss	—	—	—	—	(4,938)	(4,938)

Balance at December 31, 2004	44,419,791	$44	$63,509	$—	$(57,977)	$5,576

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Operating activities:
Net loss	$(4,938)	$(3,059)	$(3,505)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,740	1,497	1,906
Recoveries of restructuring and other related charges	—	(23)	(240)
Provision for allowances for doubtful accounts	186	13	149
Loss on disposal of fixed assets	—	43	50
Changes in operating assets and liabilities:
Accounts receivable	(2,129)	(316)	(973)
Income taxes receivable	—	211	(211)
Prepaid expenses and other assets	429	32	1,015
Accounts payable	6,075	1,541	3,817
Accounts payable to related party	—	—	(861)
Accrued compensation and benefits	29	(512)	123
Accrued restructuring and related charges		(200)	(458)
Other accrued liabilities	(1,184)	(50)	(391)

Net cash provided by (used in) operating activities	208	(823)	421

Investing activities:
Purchases of property and equipment	(1,840)	(803)	(195)
Restricted cash, net	1,096	(135)	—
Sale of long-term investments	—	10	130

Net cash used in investing activities	(744)	(928)	(65)

Financing activities:
Repurchase of common stock	—	—	(3)
Proceeds from issuance of common stock from option exercises	283	78	57
Proceeds from issuance of common stock from ESPP	79	25	15
Proceeds from issuance of common stock and warrants from private placement	6,297	—	—
Proceeds under financing arrangements		821	—
Repayment of financing arrangements	(674)	—	(766)
Repayment of capital lease/debt obligations	(199)	(1,486)	(137)

Net cash provided by (used in) financing activities	5,786	(562)	(834)

Net increase (decrease) in cash and cash equivalents	5,250	(2,313)	(478)

Cash and cash equivalents at beginning of period	4,854	7,167	7,645

Cash and cash equivalents at end of period	$10,104	$4,854	$7,167

Supplement disclosures of cash flow information:
Cash paid for interest	$30	$89	$92

Supplemental non-cash investing and financing activities:
Acquisition of assets under capital lease	$252	$—	$223

Purchase of prepaid maintenance contracts under capital lease		$172	$120

Insurance premiums financed	$525	$605	$822

Issuance of common stock for executive bonus accrual	$8	$—	$—

See accompanying notes.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Business

Rainmaker Systems, Inc. is a provider of outsource sales and marketing programs. Our cost-effective programs generate service revenue and promote customer retention for our clients. Core services include professional telesales, direct marketing and hosted e-commerce. Additional services include customer database hosting and enhancement, technology integration with client systems and order management, including invoicing and collecting from our clients’ customers. These services are available individually or as an integrated solution.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Rainmaker Systems, Inc. and its wholly-owned subsidiaries (“we”, “our” or “the Company”). All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

During the fourth quarter of fiscal 2004, we reevaluated our application of Emerging Issues Task Force No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF 99-19), to the presentation of our revenues generated from the sale of our client’s products and services. Based on our evaluation, we have changed the manner in which we report revenues earned from certain client contracts in the Statement of Operations to the “Net” basis. Prior to the fourth quarter of 2004, we reported such revenues on a “Gross” basis. In order to provide consistency in all periods presented, revenues and costs of revenues for all prior periods have been reclassified to conform to the current year presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit. The effect of such reclassification on the Company’s net revenue for the years ended December 31, 2003 and 2002 are as follows (in thousands):

	Years ended December 31,
	2003	2002
Net revenue, as previously reported	$41,258	$39,312
Impact of reclassification to reflect net revenue presentation	(27,569)	(28,155)

Net revenue, as reclassified	$13,689	$11,157

Certain other prior year amounts in 2003 and 2002 have been reclassified to conform to 2004 presentation. Such reclassifications had no effect on previously report results of operations, total assets or accumulated deficit.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside of the company, and other relevant facts and circumstances. Actual results could differ from those estimates. Accounting policies that are particularly significant include revenue recognition and presentation policies, valuation of accounts receivable, and the assessment of recoverability and measuring impairment of fixed assets.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents generally consist of money market funds and certificates of deposit. The fair market value of cash equivalents represents the quoted market prices at the balance sheet dates and approximates their carrying value.

The following is a summary of our cash and cash equivalents at December 31, 2004 and 2003, respectively (in thousands):

	December 31,
	2004	2003
Cash and cash equivalents:
Cash	$1,253	$1,371
Certificates of deposit	102	1,096
Money market funds	8,749	2,387

Total cash and cash equivalents	$10,104	$4,854

Allowance for Doubtful Accounts

We maintain an allowance for potentially uncollectible accounts receivable based on our assessment of collectibility. We assess collectibility based on a number of factors, including past history, the number of days an amount is past due (based on invoice due date), credit ratings of our client’s customers, current events and circumstances regarding the business of our client’s customers and other factors that we believe are relevant. Charges for uncollectible accounts are included as a component of costs of services in our statement of operations. At December 31, 2004 and 2003, our allowance for potentially uncollectible accounts was $208,000 and $207,000, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is recorded using the straight-line method over the assets’ estimated useful lives. Computer equipment and capitalized software are depreciated over two years and furniture and fixtures are depreciated over five years. Amortization of leasehold improvements is recorded using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Amortization of fixed assets under capital leases is included in depreciation expense.

Costs of internal use software are accounted for in accordance with Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” and Emerging Issue Task Force Issue No. 00-02 (“EITF 00-02”), “Accounting for Website Development Costs.” SOP 98-1 and EITF 00-02 require that we expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of SOP 98-1 and EITF 00-02 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development, and the payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal use computer software, are capitalized. Capitalized costs are amortized using the straight-line method over the shorter of the term of related client agreement, if such development relates to a specific outsource client, or the software’s estimated useful life, ranging from two to five years. Capitalized internal use software and website development costs are included in property and equipment in the accompanying balance sheets.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition and Presentation

We recognize revenue from the sale of service contracts and maintenance renewals under the provisions of Staff Accounting Bulleting (“SAB”) 104 and on the “net basis” in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the client’s customer is received; the service contract or maintenance agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain unfulfilled. Revenue from product sales is recognized at the time of shipment of the product directly to the client’s customer. Revenue from services we perform is recognized as the services are accepted. Revenue from fee-based activities is recognized once these services have been delivered. We generally do not enter into multiple-element revenue arrangements with our clients.

Our revenue recognition policy involves significant judgments and estimates about collectibility. We assess the probability of collection based on a number of factors, including past transaction history and/or the creditworthiness of our clients’ customers, which is based on current published credit ratings, current events and circumstances regarding the business of our client’s customer and other factors that we believe are relevant. If we determine that collection is not reasonably assured, we defer revenue recognition until such time as collection becomes reasonably assured, which is generally upon receipt of cash payment.

Costs of Services

Costs of services consist of costs associated with promoting and selling our clients’ products and services including compensation costs of sales personnel, sales commissions and bonuses, costs of designing, producing and delivering marketing services, and salaries and other personnel expenses related to fee-based activities. Costs of services also include the cost of inbound and outbound shipping, net of amounts recovered from our client’s customers. Most of the costs are personnel related and are relatively fixed. Bonuses and sales commissions will typically change in proportion to revenue or profitability.

Advertising

We expense advertising costs as incurred. These costs were not material and are included in sales and marketing expense.

Income Taxes

We account for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more probable than not that we will generate sufficient taxable income in

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future periods to realize the benefit of our deferred tax assets. At December 31, 2004 and 2003, we had deferred tax assets of $18.1 and $16.2 million, respectively, that are subject to a 100% valuation allowance and therefore are not recorded on our balance sheet as an asset.

Stock-Based Compensation

As of December 31, 2004, we had three stock-based compensation plans, the 2003 Stock Incentive Plan, the 1999 Stock Incentive Plan, and the 1999 Employee Stock Purchase Plan, which are more fully described in Note 8. We account for our stock-based awards to employees in accordance with the intrinsic value method and disclose the pro forma effect on operations of using the fair value method of valuing these awards. The fair value of these awards is calculated using the Black-Scholes option pricing model, which requires that we estimate the volatility of our stock, an appropriate risk-free interest rate, and our dividend yield. The calculation of fair value is highly sensitive to the expected life of the stock-based award and the volatility of our stock, both of which we estimate based primarily on historical experience.

As permitted under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company has elected to continue to follow APB No. 25 and related interpretations in accounting for its stock-based awards to employees. Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards. See the following Recently Issued Accounting Standards for discussion on changes to expense recognition beginning in the third quarter of 2005.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 148 and SFAS No. 123 and has been determined as if the Company had accounted for awards to employees under the fair value method of SFAS No. 123. The fair value of stock options under the Company’s 2003 Stock Incentive Plan, 1999 Stock Incentive Plan and stock purchase rights under the Company’s 1999 Employee Stock Purchase Plan was estimated as of the grant date using the Black-Scholes option pricing model.

Had we recognized compensation expense for the grant date fair value of stock-based awards granted to employees and non-employee members of our Board of Directors in accordance with SFAS 123, our net loss and net loss per share would have increased to the pro forma amounts below (in thousands, except per share data):

	Years Ended December 31,
	2004	2003	2002
Net loss as reported	$(4,938)	$(3,059)	$(3,505)
Total stock-based employee compensation expense determined under the fair value method	(948)	(470)	(696)

Pro forma net loss	$(5,886)	$(3,529)	$(4,201)

Basic and diluted net loss per share as reported	$(0.11)	$(0.08)	$(0.09)

Basic and diluted net loss per share pro forma	$(0.14)	$(0.09)	$(0.11)

For pro forma purposes, the estimated fair value of our stock-based grants is amortized using the graded method over the options’ vesting period for stock options granted under the 2003 and 1999 Stock Incentive Plans and the purchase period for stock purchases under the 1999 Employee Stock Purchase Plan. See Note 8 for assumptions used in estimating the fair value of our stock-based grants.

Concentrations of Credit Risk and Credit Evaluations

Our financial instruments that expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We place our cash and cash equivalents in a variety of financial institutions and limit the amount of credit exposure through diversification and by investing the funds in money market accounts and certificates of deposit.

We sell our clients’ products and services primarily to business end users and, in most transactions, assume full credit risk on the sale. Credit is extended based on an evaluation of the financial condition of our client’s customer, and collateral is generally not required. Credit losses have traditionally been immaterial, and such losses have been within management’s expectations.

We enter into contracts with our clients to market and sell our clients’ products and services. As a result, we primarily earn revenue from sales to the client’s customer, not the client itself. We generated a significant portion of our net revenues from the marketing and selling of products and services for a small number of clients. In 2004, sales to customers of four individual clients accounted for 47%, 24%, 13% and 13%. In 2003, sales to customers of four individual clients accounted for 34%, 27%, 22% and 17% of our net revenues. In 2002, sales to customers of four individual clients accounted for 30%, 29%, 22 and 11% of our net revenues.

No individual client’s customer accounted for 10% or more of our revenues in any period presented.

We have outsourced services agreements with our clients that expire at various dates ranging through April 2007. Many of our client agreements contain automatic renewal clauses. These clients may, however, terminate their contracts for cause in accordance with the provisions of each contract. In most cases, a client must provide us with advance written notice of its intention to terminate. Any loss of a single significant client may have a material adverse effect on the Company’s consolidated financial position, cash flows and results of operations.

Fair Value of Financial Instruments

The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. The fair value for our investments in marketable equity securities is estimated based on quoted market prices. The carrying value of those securities, as of each period presented, approximates their fair value.

The fair value of short-term and long-term capital lease and debt obligations is estimated based on current interest rates available to us for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations, as of each period presented, approximate their respective fair values.

Segment Reporting

We operate in one market segment, the sale and marketing of technology companies’ products and services to their customers. We primarily operate in one geographical segment, North America. Substantially all of our sales are made to our client’s customers in the United States.

Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46R, “Consolidation of Variable Interest Entities,” a revision to FIN 46, which was issued in January 2003. Under FIN 46R, a variable interest entity must be consolidated by a company if that company is subject to a majority of the entity’s expected losses or entitled to receive a majority of the entity’s expected residual returns or both. FIN 46R requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements apply to existing entities in the first reporting period that ends after March 15, 2004. The adoption of FIN 46 did not have a material impact on our consolidated results of operations or financial position.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2003, the Staff of the Securities and Exchange Commission (“ SEC”) issued SAB 104, Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind the accounting guidance contained in the SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Additionally, SAB 104 rescinds the SEC’s related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act (“AJCA”) of 2004.” The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Pursuant to the AJCA, the Company will not be able to claim this tax benefit until the first quarter of fiscal 2006. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated results of operations, financial position or cash flows.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The adoption of the disclosure requirements of EITF 03-1 did not have, and we do not expect the implementation of EITF 03-1 to have, a material impact on our consolidated financial position, results of operations or cash flows. We will evaluate the impact of EITF 03-1 once final guidance is issued.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first interim or annual reporting period after June 15, 2005 (the quarter ended September 30, 2005 for the Company) and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. We are currently assessing the impact of this statement on our consolidated financial statements. We expect that the adoption of this standard will increase our net loss and loss per share, however it will have no impact on cash flow. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R including the valuation methods and support for the assumptions that underlie the valuation of the awards and the transition methods (modified prospective transition method or the modified retrospective transition method).

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”). SFAS 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have an impact on our consolidated results of operations or financial position or cash flows.

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

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Years Ended December 31,
	2004	2003	2002
Net loss	$(4,938)	$(3,059)	$(3,505)

Basic and diluted:
Weighted-average common shares of common stock outstanding	43,573	38,957	38,685
Less: weighted-average shares subject to repurchase	—	—	(1)

Weighted-average shares used to compute basic and diluted net loss per share	43,573	38,957	38,684

Basic and diluted net loss per share	$(0.11)	$(0.08)	$(0.09)

The Company has excluded all outstanding warrants, stock options, and shares subject to repurchase by the Company from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 6,460,415, 4,350,253 and 4,390,400 shares of common stock have been excluded for the years ended December 31, 2004, 2003 and 2002.

3.  Balance Sheet Components (in thousands)

	December 31,
	2004	2003
Prepaid expenses and other current assets:
Prepaid insurance	$549	$582
Prepaid support and maintenance contracts	91	167
Other prepaid expenses and other current assets	477	258

	$1,117	$1,007

Property and equipment:
Computer equipment	$5,228	$4,920
Capitalized software and development	8,661	6,926
Furniture and fixtures	947	917
Leasehold improvements	336	321

	15,172	13,084
Accumulated depreciation and amortization	(12,012)	(10,276)

Property and equipment, net	$3,160	$2,808

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.  Capital Leases, Line of Credit, Financing Obligations and Guarantees

Capital Leases

We lease certain property under capital leases that expire at various dates through 2006. The effective annual interest rates on our capital lease obligations range from 14.5% to 17.9%, with an average of 15.5%. As of December 31, 2004 and 2003, property and equipment included amounts held under capital leases of approximately $1.5 million and $2.1 million and related accumulated depreciation of approximately $1.3 million and $2.0 million respectively. The capital lease obligations are collateralized by the related leased property and equipment.

During 2004 we entered in four capital leases for various computer hardware and software. During 2003, we entered into one capital lease for software subscription. These leases have terms ranging from 12 to 36 months. Future minimum payments under these leases are $138,000 in 2005 and $44,000 in 2006.

Future minimum lease payments due under our capital leases are as follows (in thousands):

Capital Leases
2005	$138
2006	44

Total minimum payments	182
Less interest portion	(18)

Present value of minimum lease payments	164
Less current portion	(122)

Long-term portion	$42

Line of Credit and Letters of Credit

In April 2004, the Company entered into a Business Loan Agreement and a Commercial Security Agreement (the “Facilities”) with Bridge Bank N.A. (the “Lender”). The Facilities, which mature in May 2005, provide borrowing availability up to a maximum of $3.0 million through a secured revolving line of credit that includes a $1.0 million Letter of Credit facility. The Facilities are subject to certain financial covenants, which include maintaining a working capital ratio and tangible net worth and bear interest at the Prime Rate published in the Wall Street Journal but not less than 4.0%. These agreements are subject to borrowing base calculations and other limitations and authorize the Lender to perfect a security interest in substantially all of the Company’s assets including intellectual property. The Facilities contain customary covenants that will, subject to limited exceptions, limit the Company’s ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Facilities also provide for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Facilities. As of this date, the Company has incurred no indebtedness to the Lender, however, two letters of credit in the amounts of $250,000 and $500,000, respectively, are outstanding under the Facilities as noted below. (See also Note 11).

In 2004, the Company issued Irrevocable Standby Letters of Credit to two of its clients. The letters of credit were issued in the amounts of $250,000 and $500,000 as guarantees for service contracts sold by the Company

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on behalf of our clients and expire in November 2005 and September 2006, respectively. The letters of credit were issued under the Facilities with Bridge Bank N.A. described above. At December 31, 2004, no amounts have been drawn against the letters of credit.

Financing Obligations

In November 2003, we entered into a Commercial Insurance Premium Finance and Security Agreement (“2004 Financing Agreement”) to finance certain of our liability insurance premiums in the amount of $605,000. At December 31, 2004, our liability related to the Financing Agreement was fully paid.

In November 2004, we entered into a Commercial Insurance Premium Finance and Security Agreement (“2005 Financing Agreement”) to finance certain of our liability insurance premiums in the amount of $525,000. Amounts owed under the Financing Agreement bear interest at an annual rate of 4.99% and principal and interest are payable in monthly installments of approximately $40,300, through September 2005. At December 31, 2004, our liability related to the Financing Agreement was $355,000, all of which will be paid in 2005. (See Note 11)

Guarantees

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of December 31, 2004.

5.  Commitments

We lease our facility and certain property and equipment under operating leases that expire at various dates through 2007. The operating lease for our corporate facility expires in September 2005. Future minimum lease payments under non-cancelable operating lease agreements are as follows (in thousands):

Operating Leases
2005	$230
2006	39
2007	17

Total minimum payments	$286

Rent expense under operating lease agreements during the years ended December 31, 2004, 2003, and 2002 was $311,000, $434,000, and $502,000, respectively.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.  Income Taxes

The federal and state income tax benefit for the years ended December 31, 2004, 2003, and 2002 consists of the following (in thousands):

	December 31,
	2004	2003	2002
Current:
Federal	$—	$(24)	$(373)
State	—	1	—

	—	(23)	(373)
Deferred
Federal	—	—	—
State	—	—	—

	—	—	—

	$—	$(23)	$(373)

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

A reconciliation of taxes computed at the statutory federal income tax rate to income tax benefit follows (in thousands):

	December 31,
	2004	2003	2002
Tax benefit computed at federal statutory rate	$(1,679)	$(1,048)	$(1,319)
Loss for which no tax benefit is currently recognizable	1,660	1,017	937
Other	19	8	9

Total tax provision (benefit)	$—	$(23)	$(373)

Deferred income taxes reflect the net tax effects of temporary differences between the value of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets as of December 31, 2004 and 2003 are as follows (in thousands):

	Years Ended December 31,
	2004	2003
Deferred Tax Assets:
Net operating loss carryforwards	$18,522	$16,156
Accrued reserves and other	295	261

Total Deferred Tax Assets	18,817	16,417
Valuation allowance	(18,248)	(16,228)

Net Deferred Tax Assets	569	189
Tax over book depreciation	(569)	(189)

Net Deferred Tax Assets	$—	$—

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realization of deferred tax assets is dependent upon future taxable earnings, the timing and amount of which are uncertain. Accordingly, a full valuation allowance is provided because management cannot determine that it is more likely than not that the deferred tax asset will be realized. The valuation allowance for deferred tax assets increased approximately $2.0 million, $277,000, and $2.1 million during the years ended December 31, 2004, 2003 and 2002, respectively.

As of December 31, 2004, we had net operating loss carryforwards for federal and state tax purposes of $49 million and $32 million respectively. The federal and state net operating loss carryforwards will expire at various dates beginning in 2005 through 2024, if not utilized.

Utilization of our net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

7.  Stockholders’ Equity

Preferred Stock

We have 20,000,000 shares of preferred stock authorized The board of directors has the authority to issue the preferred stock and to fix or alter the rights, privileges, preferences and restrictions related to the preferred stock, and the number of shares constituting any such series or designation. No shares of preferred stock were outstanding at December 31, 2004 and 2003.

Common Stock Warrants

In February 2004, we completed a private placement of common stock and common stock purchase warrants with certain institutional investors that resulted in net proceeds to the company of approximately $6.3 million. The Company sold an aggregate of approximately 4.67 million shares of common stock at $1.50 per share. The investors also received warrants to purchase an aggregate of 933,340 shares of our common stock at an exercise price of $1.875 per share. In connection with the private placement, our investment banker also received a warrant to purchase 37,333 shares of our common stock at an exercise price of $1.875 per share. The common stock and shares of common stock underlying the warrants issued in the private placement were subsequently registered on a commercially best efforts basis in March 2004. The warrants expire in February 2009 and the Company has reserved 970,673 shares of common stock for the exercise of the warrants. At December 31, 2004, the warrants were still outstanding.

Stock Repurchases

During the year ended December 31, 2002, we repurchased and retired 1,924 shares of our common stock for total consideration of $3,000. At December 31, 2004, there were no shares of common stock subject to repurchase outstanding.

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

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of activity under our Stock Incentive Plans is as follows:

	Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2001	4,348,433	4,330,706	$2.29
Authorized	1,536,703	—	$—
Granted	(4,239,990)	4,239,990	$0.30
Exercised	—	(340,981)	$0.17
Canceled	3,839,315	(3,839,315)	$2.32
Repurchases	2,211	—

Balance at December 31, 2002	5,486,672	4,390,400	$0.51
Authorized	1,553,259	—	$—
Granted	(720,200)	720,200	$0.93
Exercised	—	(248,992)	$0.31
Canceled	511,355	(511,355)	$1.12

Balance at December 31, 2003	6,831,086	4,350,253	$0.52
Authorized	1,566,742	—	$—
Granted	(2,127,100)	2,127,100	$1.88
Exercised	—	(507,478)	$0.56
Canceled	480,133	(480,133)	$1.55

Balance at December 31, 2004	6,750,861	5,489,742	$0.95

The following table summarizes information about stock options outstanding as of December 31, 2004:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.06 - $0.22	15,841	7.49	$0.22	8,436	$0.21
$0.23	1,776,340	6.35	$0.23	1,665,548	$0.23
$0.27 - $0.49	935,908	5.88	$0.31	747,872	$0.31
$0.50 - $1.59	969,435	8.52	$1.02	381,470	$0.85
$1.60 - $2.03	758,983	9.18	$1.67	100,209	$1.72
$2.04 - $5.00	1,032,666	9.30	$2.21	76,166	$2.76
$5.01 - $16.63	569	4.97	$12.55	569	$12.55

$0.06 - $16.63	5,489,742	7.60	$0.95	2,980,270	$0.45

Employee Stock Purchase Plan

In 1999, our board of directors adopted and our shareholders approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan is available for all full-time employees possessing less than 5% of combined voting power on all outstanding classes of stock. The Purchase Plan provides for the issuance of common stock at a purchase price of 85% of the fair value of the common stock at the beginning or end of the offering period, whichever is lower. Purchase of shares is made through employee payroll deductions and may

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not exceed 15% of an employee’s total compensation. Unless terminated earlier at the discretion of our board of directors, the Purchase Plan terminates on the earlier of the last business day in October 2009, the date on which all shares available for issuance have been sold or the date on which all purchase rights are exercised in connection with a change in control. The number of shares available for future issuance under the Purchase Plan automatically increases annually on the first trading day of January by an amount equal to the lesser of 1% of our outstanding common stock at the end of the calendar year, or 400,000 shares. As of December 31, 2004, a total of 575,797 shares had been issued under the Purchase Plan and 1,980,588 shares were available for future issuance.

FAS 123 Assumptions and Fair Values

The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The fair value of options granted in 2004, 2003 and 2002 reported in Note 1 was estimated at the date of grant.

The option valuation models used to estimate the fair value of options under FAS 123 were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Pro forma information regarding net loss is required by FAS 123, which requires that the information be determined as if the Company has accounted for its employee stock-based awards under the fair value method of FAS 123. The fair value of the options granted in all periods were estimated using the Black-Scholes method assuming no expected dividends, with the following weighted average assumptions:

The weighted-average fair value of stock options granted in the years ended December 31, 2004, 2003, and 2002 was $1.74, $0.87, and $0.28 per share, respectively. No option shares were granted during the years ended December 31, 2004 or 2003 with an exercise price below the deemed fair value of our common stock on the date of grant. The weighted-average fair value of the option element of the employee stock purchase plan stock granted in the years ended December 31, 2004, 2003, and 2002 was $0.99, $0.26, and $0.16 per share, respectively.

8.  Related Party Transactions

During 2004, we purchased certain of our computer equipment and software, from our largest client, through arrangements accounted for as capital leases. The leases bear interest at rates ranging between 14.5% and 17.9% per annum and expire at various dates through October 2006. As of December 31, 2004, property and equipment included amounts held under these capital leases of approximately $252,000 and related accumulated depreciation of approximately $57,500. Principal and interest owed to this client amounted to approximately $148,000 at December 31, 2004. The capital lease obligations are collateralized by the related leased property and equipment.

During the six-month period ending June 30, 2002, we purchased inventories and service agreements from a client who had a board member that also sits on our board of directors. Total purchases from such client during the six months ended June 30, 2002, the period during which it was a related party, amounted to $1.1 million. During the same six-month period, we received marketing development fund reimbursements of $32,000 from that client. As of June 28, 2002, this board member was no longer on the board of our client.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

9.  Employee Benefit Plan

We have a defined contribution benefit plan established under the provisions of Section 401(k) of the Internal Revenue Code. All employees may elect to contribute up to 20% of their compensation to the plan through salary deferrals. We match 25% of the first 6% of the employee’s compensation contributed to the plan. Participants’ contributions are fully vested at all times. Our contributions vest incrementally over a four-year period. During the years ended December 31, 2004, 2003, and 2002, we expensed $64,000, $48,000, and $41,000, respectively, relating to our contributions under the plan.

10.  Interest and Other Income (Expense), Net

The components of interest and other (expense) income, net are as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Interest income	$87	$56	$122
Interest expense	(30)	(89)	(103)
Other	(7)	8	(50)

	$50	$(25)	$(31)

11.  Subsequent Events (Unaudited)

Acquisition

On February 8, 2005, Rainmaker acquired all of the issued and outstanding voting securities of Quarter End, Inc. by means of a merger of Quarter End, Inc. and a wholly owned subsidiary of Rainmaker, with Quarter End, Inc. continuing as the surviving corporation. Quarter End, Inc. conducted business under the name Sunset Direct and changed its name to Sunset Direct, Inc. (“Sunset Direct”) in connection with the transaction. Under the terms of the Merger Agreement, the Company paid approximately $3.5 million in cash, primarily to retire debt, and issued 3,320,400 shares of common stock in exchange for the outstanding capital stock of Sunset Direct.

The Company has agreed to file a registration statement with the Securities and Exchange Commission on a commercially reasonable efforts basis with respect to the shares that have been issued to Sunset Direct’s shareholders. After the registration statement becomes effective, approximately 330,378 of such shares will be available for public sale, with an additional 1,359,951 of such shares available for sale six months from closing, 399,986 of such shares available for sale nine months from closing and 399,985 of such shares available for sale twelve months from closing. Approximately 830,100 shares of common stock consideration have been placed in escrow and will not be released until twelve months after closing, subject to potential post-closing adjustments.

Financing Agreement

Concurrent with the closing of the merger transaction, the Company entered into a Business Loan Agreement and Commercial Security Agreement with Bridge Bank, N.A., and obtained a $3.0 million term loan (the “Term Loan”) that was fully utilized to retire Sunset Direct debt. The Term Loan is to be repaid over 36

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

months and bears interest at a variable rate of prime plus 1.00% per annum, initially set at 6.25% per annum. The Term Loan is secured by substantially all of the Company’s and Sunset Direct’s assets including intellectual property. The Company must comply with certain financial covenants, including maintaining a minimum quick ratio and maintaining unrestricted cash of $3.0 million with Bridge Bank.

The Term Loan contains customary covenants that will, subject to limited exceptions, limit the Company’s ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Term Loan also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Term Loan.

In April 2004, the Company obtained a $3.0 million secured revolving line of credit that includes a $1.0 million Letter of Credit facility (the “Revolving Credit Facility”) from Bridge Bank. In connection with the execution of the Term Loan, the maximum amount available under the Revolving Credit Facility was decreased to $2.0 million. As of February 8, 2005, the Company has incurred no indebtedness to Bridge Bank under the Revolving Credit Facility, however, two letters of credit in the amounts of $250,000 and $500,000, respectively, are outstanding under the Revolving Credit Facility.

13.  Unaudited Quarterly Financial Data

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2004:
Net revenue (a)	$3,784	$3,634	$3,711	$4,194
Operating loss	(450)	(832)	(1,082)	(2,624	)(b)
Net loss	(440)	(818)	(1,073)	(2,606	)(b)
Basic and diluted net loss per share	(0.01)	(0.02)	(0.02)	(0.06)

2003:
Net revenue (a)	$3,278	$3,159	$3,753	$3,499
Operating loss	(807)	(897)	(691)	(662)
Net loss	(802)	(906)	(693)	(658)
Basic and diluted net loss per share	(0.02)	(0.02)	(0.02)	(0.02)

(a)	– Quarterly amounts have been reclassified to conform to current year presentation which reflects net revenue presentation in conformity with EITF 99-19 (See Note 1)
(b)	– During the fourth quarter of 2004, the Company terminated discussions to acquire a privately held company. The Company incurred approximately $675,000 in professional fees related to this activity that were expensed on termination, which represents the primary reason for the noted increase in operating and net loss during the fourth quarter of 2004.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely manner.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our officers required by this Item is incorporated by reference to our Proxy Statement under the heading “Executive Officers”. The information concerning our directors required by this Item is incorporated by reference to our Proxy Statement under the heading “Election of Directors”. Information concerning compliance by our officers, directors and 10% stockholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in our Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding the identification of the audit committee and the presence of an audit committee financial expert required by this Item is incorporated by reference to our Proxy Statement under the heading “Audit Committee.”

The Company’s directors, officers and employees are required to comply with the Company’s Code of Business Conduct and Ethics. The purpose of the Company’s Code of Business Conduct and Ethics is to deter wrongdoing and to promote, among other things, honest and ethical conduct and to ensure to the greatest possible extent that the Company’s business is conducted in a consistently legal and ethical manner. The Code of Business Conduct and Ethics is intended to cover the requirement of a Code of Ethics for senior financial officers as provided by the SEC’s rules with respect to Section 406 of the Sarbanes-Oxley Act. Employees may submit concerns or complaints regarding ethical issues on a confidential basis by means of a telephone call to an assigned voicemail box or via email. The audit committee investigates all such concerns and complaints.

The Company’s Code of Business Conduct and Ethics is posted on the Company’s website, at http://www.rmkr.com. The Company will also disclose any amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to a director or officer in accordance with applicable NASDAQ and SEC requirements.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement under the heading “Executive Compensation and Other Information.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to our Proxy Statement under the heading “Ownership of Securities”.

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

4.4	(20)	Purchase Agreement dated as of February 19, 2004, by and among Rainmaker Systems, Inc. and the purchasers set forth on the signature pages thereto.

4.5	(21)	Stock Purchase Agreement dated as of June 10, 2004, by and among ABS Capital Partners III, L.P., Tarentella, Inc., Rainmaker Systems, Inc., and the purchasers identified on the schedule thereto.

4.6	(22)

Registration Rights Agreement dated as of June 10, 2004, by and among ABS Capital Partners III, L.P., Tarentella, Inc., Rainmaker Systems, Inc., the purchasers identified on the schedule thereto and SDS Capital Group SPC, Ltd.

10.1	(1)	Form of Indemnification Agreement.

10.2	(1)	1999 Stock Incentive Plan.

10.3	(1)	1999 Stock Purchase Plan.

10.4	(1.1)	Net Lease Agreement dated July 29, 1996 between UniDirect Corporation and Borland International, Inc., together with amendments dated February 27, 1997, April 14, 1998 and November 15, 1998.

10.5	(1.2)	Net Lease Agreement dated November 5, 1998 between UniDirect Corporation and Inprise Corporation.

10.6	(1.3)	Master Lease Agreement dated May 5, 1999 between Rainmaker Systems, Inc. and Celtic Leasing Corp.

10.7	(1.4)	Loan and Security Agreement dated October 28, 1997 between UniDirect Corporation and MetLife Capital Corporation, together with related agreements dated May 5, 1999.

10.8	(2)	Form of Notice of Grant of Stock Option

10.9	(3)	Form of Stock Option Agreement

10.10	(5)	+Internet Applications Division (IAD) Reseller Agreement dated March 22, 1999 between Sybase, Inc. and Rainmaker Systems, Inc.

10.11	(1.5)	+Outsource Services Agreement dated March 26, 1999 between Rainmaker Systems, Inc. and Novell, Inc., together with amendment dated September 8, 1999.

10.12	(6)	+Amendment No. 2, dated March 1, 2001 to Outsource Services Agreement dated March 26, 1999 between Rainmaker Systems, Inc. and Novell, Inc., together with amendments dated September 8, 1999

10.13	(7)	+Amendment No. 1, dated February 5, 2001, to Internet Applications Division (IAD) Reseller Agreement dated March 22, 1999 between Sybase, Inc. and Rainmaker Systems, Inc.

10.14	(8)	+Non Technical Services Agreement, dated April 6, 2001 between Rainmaker Systems, Inc. and International Business Machines Corporation

10.15	(9)	+Master Agreement, dated May 4, 2001, between Rainmaker Systems, Inc. and Caldera International, Inc.

10.16	(10)	+Non Technical Services Agreement, dated July 10, 2001 between Rainmaker Systems, Inc. and Nortel Networks, Inc.

10.17	(4)	Option Exchange Offer, dated November 30, 2001

10.18	(11)	+Employment Agreement with Michael Silton, dated January 1, 2001

10.19	(11)	+Employment Agreement with Martin D. Hernandez, dated January 1, 2001

10.20	(12)	+Master Services Agreement dated December 19, 2001 between Rainmaker Systems, Inc. and Dell Products L.P.

10.21	(32)	+Services Sales Outsourcing Partner Agreement dated September 25, 2000, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.22	(13)	+Services Sales Outsourcing Partner Agreement, Amendment No. 1 dated January 2, 2001, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.23	(13)	+Schedule 4, Operational Plan/Business Rules Document to Service Sales Outsourcing Partner Agreement dated September 25, 2000, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.24	(13)	+Services Sales Outsourcing Partner Agreement dated August 1, 2002, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.25	(13)	+Business Rules Approval dated September 5, 2002, between Rainmaker Systems, Inc. and Hewlett-Packard Company (amend/adds to Exhibit 10.23).

10.26	(13)	+Amendment to Internet Applications Division (IAD) Reseller Agreement and Outsourcing Addendum dated June 12, 2002, between Rainmaker Systems, Inc. and Sybase, Inc.

10.27	(13)	+Amendment to Outsourced Services Agreement dated August 15, 2002, between Rainmaker Systems, Inc. and Nortel Networks, Inc.

10.28	(14)	Form of Ethics Policy for financial executives.

10.29	(15)

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

10.33	(17)	2003 Stock Incentive Plan.

10.34	(18)

Addendum to Schedule A to Statement of Work dated August 27, 2003, between Rainmaker Systems, Inc. and Dell Products, L.P. (amends/adds to the Master Services Agreement dated December 19, 2001, filed as Exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on May 3, 2002).

10.35	(18)

Schedule B to Statement of Work dated August 27, 2003, between Rainmaker Systems, Inc. and Dell Products, L.P. (amends/adds to the Master Services Agreement dated December 19, 2001, filed as Exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on May 3, 2002).

10.36	(23)	+Master Services Agreement and accompanying Statement of Work dated April 22, 2004 between Rainmaker Service Sales, Inc. and Sony Electronics Inc.

10.37	(24)

Agreement and Plan of Merger, dated as of February 8, 2005, by and among RAINMAKER SYSTEMS, INC., CW ACQUISITION, INC., QUARTER END, INC., the individuals listed on Exhibit A thereto and Jeffrey T. McElroy.

10.38	(25)	Business Loan Agreement and Commercial Security Agreement, entered into February 8, 2005 and dated as of February 2, 2005 between RAINMAKER SYSTEMS, INC. and BRIDGE BANK, N.A.

10.39	(26)	Amendment of Employment Agreement between Rainmaker Systems, Inc. and Michael Silton dated February 24, 2005.

10.40	(27)	Amendment of Employment Agreement between Rainmaker Systems, Inc. and Martin Hernandez dated February 24, 2005.

10.41	(28)	Employment Agreement between Rainmaker Systems, Inc. and Steve Valenzuela dated February 24, 2005

14	(19)	Code of Business Conduct and Ethics

21.1		List of Subsidiaries

23.1		Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm

23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.3	(1)	Consent of legal counsel or company

31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14

31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by Rainmaker (Reg. No. 333-86445).
(1.1)	Incorporated by reference to exhibit 10.7 to the Registration Statement on Form S-1 filed by Rainmaker (Reg. No. 33-86445).

(1.2)	Incorporated by reference to exhibit 10.8 to the Registration Statement on Form S-1 filed by Rainmaker (Reg. No. 33-86445).
(1.3)	Incorporated by reference to exhibit 10.13 to the Registration Statement on Form S-1 filed by Rainmaker (Reg. No. 33-86445).
(1.4)	Incorporated by reference to exhibit 10.14 to the Registration Statement on Form S-1 filed by Rainmaker (Reg. No. 33-86445).
(1.5)	Incorporated by reference to exhibit 10.22 to the Registration Statement on Form S-1 filed by Rainmaker (Reg. No. 33-86445).
(2)	Incorporated by reference to exhibit number 99.2 to the Registration Statement on Form S-8 filed by Rainmaker (Reg. No. 333-91095).
(3)	Incorporated by reference to exhibit number 99.3 to the Registration Statement on Form S-8 filed by Rainmaker (Reg. No. 333-91095).
(4)	Incorporated by reference to exhibit (a)(1) to the Tender Offer Statement on Form SC TO-I filed by Rainmaker (Reg. No 005-58179).
(5)	Incorporated by reference to exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker on May 15, 2000.
(6)	Incorporated by reference to exhibit 10.25 to the Report on Form 10-Q filed by Rainmaker on May 2, 2001.
(7)	Incorporated by reference to exhibit 10.26 to the Report on Form 10-Q filed by Rainmaker on May 2, 2001.
(8)	Incorporated by reference to exhibit 10.27 to the Report on Form 10-Q filed by Rainmaker on August 10, 2001.
(9)	Incorporated by reference to exhibit 10.28 to the Report on Form 10-Q filed by Rainmaker on August 10, 2001.
(10)	Incorporated by reference to exhibit 10.29 to the Report on Form 10-Q filed by Rainmaker on October 19, 2001.
(11)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-K filed by Rainmaker on March 29, 2002.
(12)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q filed by Rainmaker on May 3, 2002.
(13)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(14)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-K Filed by Rainmaker on March 28, 2003.

(15)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q Filed by Rainmaker on May 15, 2003.
(16)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q Filed by Rainmaker on August 14, 2003.
(17)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by Rainmaker on July 23, 2003 (Reg. No. 333-107285).
(18)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q Filed by Rainmaker on November 14, 2003.
(19)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-K Filed by Rainmaker on March 18, 2004.
(20)	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-3 filed by Rainmaker on March 22, 2004.
(21)	Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K Filed by Rainmaker on June 18, 2005
(22)	Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K Filed by Rainmaker on June 18, 2005
(23)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q Filed by Rainmaker on August 16, 2004
(24)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed by Rainmaker on February 11, 2005
(25)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K Filed by Rainmaker on February 11, 2005
(26)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed by Rainmaker on February 25, 2005
(27)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K Filed by Rainmaker on February 25, 2005
(28)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K Filed by Rainmaker on February 25, 2005
+	Confidential treatment has previously been granted by the Commission for certain portions of the referenced exhibit.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Rainmaker Systems, Inc.

Scotts Valley, California

The audit referred to in our report dated February 1, 2005 relating to the consolidated financial statements of Rainmaker Systems, Inc., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index for the year ended December 31, 2004. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2004.

/s/ BDO SEIDMAN, LLP

San Francisco, California

February 1, 2005

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions *	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2004	$207	$186	$(185)	$208
Year ended December 31, 2003	$342	$13	$(148)	$207
Year ended December 31, 2002	$410	$149	$(217)	$342

*	Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scotts Valley, State of California, on the 18th day of March 2005.

RAINMAKER SYSTEMS, INC.

By:	/s/ MICHAEL SILTON
Michael Silton, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL SILTON Michael Silton	Director, and Chief Executive Officer (Principal Executive Officer)	March 18, 2005

/s/ STEVE VALENZUELA Steve Valenzuela	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2005

/s/ ALOK MOHAN Alok Mohan	Chairman of the Board	March 18, 2005

/s/ ROBERT LEFF Robert Leff	Director	March 18, 2005

/s/ MITCHELL LEVY Mitchell Levy	Director	March 18, 2005

/s/ BRADFORD PEPPARD Bradford Peppard	Director	March 18, 2005

/s/ GEORGE A. DE URIOSTE George A. de Urioste	Director	March 18, 2005