Form 10-K/A
period 2004-12-31
RAINMAKER SYSTEMS INC
filed 2005-03-22
CIK 1094007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒

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

At February 28, 2005, registrant had 47,745,898 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed by Registrant with the Securities and Exchange Commission within 120 days of Registrant’s fiscal year ended December 31, 2004 are incorporated by reference in Part III of this Form 10-K/A.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our annual report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 18, 2005. This document amends our original report by including an omitted schedule in Note 7 to the Consolidated Financial Statements regarding the assumptions used in calculating the fair value of options granted.

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

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued SAB 104, Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind the accounting guidance contained in the SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Additionally, SAB 104 rescinds the SEC’s related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance.

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

The fair value of the options granted in all periods were estimated using the Black-Scholes method assuming no expected dividends, with the following weighted average assumptions:

	Options			Purchase Plan
	2004	2003	2002	2004	2003	2002
Expected life in years	4	4	4	0.5	1.12	0.5
Volatility	1.75	1.89	2.49	0.91	1.19	1.35
Risk-free interest rate	3.1%	2.5%	3.5%	1.6%	1.3%	1.7%

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

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scotts Valley, State of California, on the 22nd day of March 2005.

RAINMAKER SYSTEMS, INC.

By:	/s/ MICHAEL SILTON
Michael Silton, Chief Executive Officer