Form 10-Q
period 2005-03-31
RAINMAKER SYSTEMS INC
filed 2005-05-13
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2005

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

As of April 29, 2005, the registrant had 47,764,132 shares of Common Stock outstanding.

RAINMAKER SYSTEMS, INC.

FORM 10-Q

AS OF AND FOR THE QUARTER ENDED MARCH 31, 2005

PART I. - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,002	$10,104
Restricted cash	700	—
Accounts receivable, less allowance for doubtful accounts of $538 and $208 at March 31, 2005 and December 31, 2004, respectively	9,645	7,895
Prepaid expenses and other current assets	1,190	1,117

Total current assets	20,537	19,116
Property and equipment, net	3,587	3,160
Other noncurrent assets	147	86
Intangible assets, net	4,138	—
Goodwill	3,058	—

Total assets	$31,467	$22,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,895	$15,130
Accrued compensation and benefits	2,128	390
Other accrued liabilities	1,757	747
Deferred revenue	1,014	—
Obligations under financing arrangements	228	355
Current portion of capital lease obligations	184	122
Current portion of note payable	1,000	—

Total current liabilities	24,206	16,744

Capital lease obligations, less current portion	61	42
Note payable, less current portion	1,917	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 47,764,132 and 44,419,791 outstanding at March 31, 2005 and December 31, 2004, respectively	47	44
Additional paid-in capital	65,719	63,509
Accumulated deficit	(60,483)	(57,977)

Total stockholders’ equity	5,283	5,576

Total liabilities and stockholders’ equity	$31,467	$22,362

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Quarter Ended March 31,
	2005	2004
Net revenue	$6,420	$3,784

Operating expenses:
Costs of services	3,892	1,508
Sales and marketing	744	356
Technology	901	612
General and administrative	2,608	1,376
Depreciation and amortization	778	382

Total operating expenses	8,923	4,234

Operating loss	(2,503)	(450)

Interest and other (expense) income, net	(3)	10

Net loss	$(2,506)	$(440)

Basic and diluted net loss per share	$(0.05)	$(0.01)

Weighted average common shares outstanding - basic and diluted	46,347	41,417

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended March 31,
	2005	2004
Operating activities:
Net loss	$(2,506)	$(440)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	616	382
Amortization of intangible assets	162	—
Provision (credit) for allowances for doubtful accounts	330	(28)
Loss on disposal of property and equipment	26	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(602)	(909)
Prepaid expenses and other assets	24	(54)
Accounts payable	2,169	1,108
Accrued compensation and benefits	1,000	75
Other accrued liabilities	914	828
Deferred revenue	(246)	—

Net cash provided by operating activities	1,887	962

Investing activities:
Purchases of property and equipment	(786)	(323)
Restricted cash	(700)	533
Acquisition of business, net of cash acquired	(4,221)	—

Net cash (used in) provided by investing activities	(5,707)	210

Financing activities:
Proceeds from issuance of common stock from option exercises	8	133
Proceeds from issuance of common stock and warrants from private placement	—	6,351
Proceeds from note payable	3,000	—
Principal payments on note payable	(83)	—
Principal payments on financing arrangements	(127)	(150)
Principal payments on capital lease obligations	(80)	(41)

Net cash provided by financing activities	2,718	6,293

Net (decrease) increase in cash and cash equivalents	(1,102)	7,465

Cash and cash equivalents at beginning of period	10,104	4,854

Cash and cash equivalents at end of period	$9,002	$12,319

Supplemental disclosure of cash paid during the period:
Interest	$20	$7

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

— UNAUDITED —

1. BASIS OF PRESENTATION

Rainmaker Systems, Inc. is a provider of outsource sales and marketing programs. Our cost-effective programs generate service revenue and promote customer retention for our clients. Core services include professional telesales, direct marketing, hosted e-commerce, strategic lead generation services and applications that include outsourced call center services, lead/campaign management, training workshops, database and list management services, and web-based lead management campaigns.

The accompanying condensed consolidated financial statements include the accounts of Rainmaker Systems, Inc. and its wholly-owned subsidiaries (“Rainmaker”, “we”, “our” or “the Company”). All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements are unaudited but reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the results of these periods.

These interim financial statements reflect Rainmaker’s purchase of Quarter End, Inc. (“Quarter End”) and include Quarter End’s financial results from the date of acquisition, February 8, 2005, through March 31, 2005. Quarter End conducted business under the name Sunset Direct and changed its name to Sunset Direct, Inc. (“Sunset Direct”) in connection with the transaction. Accordingly, herein after in this Form 10-Q, Quarter End is referred to as Sunset Direct. See Note 3 below for the terms of the transaction.

The results of our operations for the quarter ended March 31, 2005 are not necessarily indicative of results to be expected for the year ending December 31, 2005, or any other period. These condensed consolidated financial statements should be read in conjunction with Rainmaker’s financial statements and notes thereto included in Rainmaker’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

Certain amounts reported in the accompanying financial statements for 2004 have been reclassified to conform to the 2005 presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting practices requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside the Company, and other relevant facts and circumstances. Actual results could differ from those estimates. Areas that are particularly significant include the assessment of the recoverability and measuring impairment of fixed assets, intangible assets and goodwill, allocation of purchase price in business combinations, revenue recognition and presentation policies, and the valuation of accounts receivable.

Allowance for Doubtful Accounts

We maintain an allowance for potentially uncollectible accounts receivable based on our assessment of collectibility. We assess collectibility based on a number of factors, including past history, the number of days an amount is past due (based on invoice due date), credit ratings of our client’s customers, current events and circumstances regarding the business of our client’s customers and other factors that we believe are relevant. Charges for uncollectible accounts are included as a component of costs of services in our statement of operations. At March 31, 2005 and December 31, 2004, our allowance for potentially uncollectible accounts was $538,000 and $208,000, respectively.

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

Costs of internal use software are accounted for in accordance with Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issue Task Force Issue No. 00-02 (“EITF 00-02”), “Accounting for Website Development Costs.” SOP 98-1 and EITF 00-02 require that we expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of SOP 98-1 and EITF 00-02 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development, and the payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal use computer software, are capitalized. Capitalized costs are amortized using the straight-line method over the shorter of the term of the related client agreement, if such development relates to a specific outsource client, or the software’s estimated useful life, ranging from two to five years. Capitalized internal use software and website development costs are included in property and equipment in the accompanying balance sheets.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the acquisition purchase price over the estimated fair value of net tangible and intangible assets acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and are reviewed for impairment in accordance with Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Impairment of Long-Lived Assets

In accordance with Statement No. 144, long-lived assets, such as property, equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill is tested at least annually for impairment, and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Revenue Recognition and Presentation

During the fourth quarter of fiscal 2004, we reevaluated our application of Emerging Issues Task Force No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF 99-19), to the presentation of our revenues generated from the sale of our client’s products and services. Based on our evaluation, we have changed the manner in which we report revenues earned from certain client contracts in the Statement of Operations to the “Net” basis. Prior to the fourth quarter of 2004, we reported such revenues on a “Gross” basis. In order to provide consistency in all periods presented, revenues and costs of revenues for all prior periods have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit. The effect of such reclassification on the Company’s net revenue for the quarter ended March 31, 2004 is as follows (in thousands):

Net revenue, as previously reported	$10,814

Impact of reclassification to reflect net revenue presentation	(7,030)

Net revenue, as reclassified	$3,784

Substantially all of our revenues are generated from the sale of service contracts and maintenance renewals, and performance of lead generation services. We recognize revenue from the sale of our client’s service contracts and maintenance renewals under the provisions of Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition” and on the “net basis” in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the client’s customer is received; the service contract or maintenance agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain unfulfilled. Revenue from product sales is recognized at the time of shipment of the product directly to the client’s customer. Revenue from services we perform is recognized as the services are accepted. Revenue from fee-based activities is recognized once these services have been delivered. We generally do not enter into multiple-element revenue arrangements with our clients.

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

Costs of Services

Costs of services consist of costs associated with promoting and selling our clients’ products and services including compensation costs of sales personnel, sales commissions and bonuses, costs of designing, producing and delivering marketing services, and salaries and other personnel expenses related to fee-based activities. Costs of services also include the cost of inbound and outbound shipping, net of amounts recovered from our client’s customers. Most of the costs are personnel related and may fluctuate in absolute dollars based on our client mix. Bonuses and sales commissions will typically change in proportion to revenue or profitability.

In the fourth quarter of 2004, we reclassified our direct costs associated with promoting and selling our clients’ products and services from Sales and Marketing expense to Costs of Services. Sales and Marketing expenses now primarily represent our corporate sales and marketing efforts to secure new clients. This reclassification has been made for all financial periods presented herein.

Advertising

We expense advertising costs as incurred. These costs were not material and are included in Sales and Marketing expense.

Stock-Based Compensation

As of March 31, 2005, we had two active stock-based compensation plans, the 2003 Stock Incentive Plan and the 1999 Employee Stock Purchase Plan, which are more fully described in Note 7 to the financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2004. We account for our stock-based awards to employees in accordance with the intrinsic value method and disclose the pro forma effect on operations of using the fair value method of valuing these awards. The fair value of these awards is calculated using the Black-Scholes option pricing model, which requires that we estimate the volatility of our stock, an appropriate risk-free interest rate, and our dividend yield. The calculation of fair value is highly sensitive to the expected life of the stock-based award and the volatility of our stock, both of which we estimate based primarily on historical experience.

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

Had we recognized compensation expense for the grant date fair value of stock-based awards granted to employees and non-employee members of our Board of Directors in accordance with SFAS 123, our net loss and net loss per share would have increased to the pro forma amounts below (in thousands, except per share data):

	Quarter Ended March 31,
	2005	2004
Net loss as reported	$(2,506)	$(440)
Total stock-based employee compensation expense determined under the fair value method	(231)	(118)

Pro forma net loss	$(2,737)	$(558)

Basic and diluted net loss per share as reported	$(0.05)	$(0.01)

Basic and diluted net loss per share pro forma	$(0.06)	$(0.01)

For pro forma purposes, the estimated fair value of our stock-based grants is amortized using the single option method over the options’ vesting period for stock options granted under the 2003 Stock Incentive Plan and the purchase period for stock purchases under the 1999 Employee Stock Purchase Plan.

Concentrations of Credit Risk and Credit Evaluations

Our financial instruments that expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. In April 2005, the Securities and Exchange Commission announced a new rule allowing companies to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or Dec. 15, 2005 for small business issuers. We do not need to comply with Statement No. 123R until the interim financial statements for the first quarter of 2006 are filed with the Securities and Exchange Commission. Statement No. 123R applies to all outstanding and unvested share-based payment awards at a company’s adoption date. We expect that the adoption of this standard will increase our net loss and loss per share, however it will have no impact on cash flow.

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

3. ACQUISITION

On February 8, 2005, we acquired all of the issued and outstanding voting securities of Sunset Direct by means of a merger of Sunset Direct and a wholly owned subsidiary of Rainmaker, with Sunset Direct continuing as the surviving corporation. The results of Sunset Direct’s operations have been included in the condensed consolidated financial statements since that date. Sunset Direct is an outsource provider of lead generation services primarily to high-tech companies. As a result of the acquisition, we expect that Sunset Direct will be accretive to our financial results and provide certain other benefits including cross-selling, client diversification, expanded service offering and a larger, more cost-effective talent pool. Pursuant to our Agreement and Plan of Merger (the “Merger Agreement”) with Sunset Direct, we paid approximately $3.5 million in cash that was used to retire approximately $3.3 million of debt and certain liabilities retained by Sunset Direct, issued 3,320,400 shares of common stock in exchange for the outstanding capital stock of Sunset Direct, and incurred approximately $745,000 of acquisition related costs. The estimated value of the 3,320,400 shares of Rainmaker common stock was $2.2 million computed at a per share price of $0.664, the average closing price for the period from February 8, 2005 through February 14, 2005.

Our acquisition of Sunset Direct has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their estimated fair values as of February 8, 2005. The total purchase price was $6.4 million as follows:

(in thousands)
Issuance of 3,320,400 shares of Rainmaker Common Stock	$2,205
Cash payment for acquisition of Sunset Direct	3,476
Acquisition related transaction costs	745

Total purchase price	$6,426

Using the purchase method of accounting, the total purchase price was allocated to Sunset Direct’s net tangible and identifiable intangible assets based on their estimated fair values as of February 8, 2005. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. Based upon a valuation by management, the total purchase price was allocated as follows:

(in thousands)
Tangible assets acquired	$1,866
Identifiable intangible assets	4,300
Goodwill	3,058
Net liabilities assumed	(2,798)

Total purchase price allocation	$6,426

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at the reporting unit level at least annually. In the event that we determine that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which such determination is made.

Identifiable intangible assets acquired consist of developed technology, customer relationships, trade names, and a proprietary database. The estimated fair value of identifiable intangible assets was determined by management. Amortization of the intangible assets is calculated using an accelerated method for customer relationships that is based on the estimated future cash flows of the relationships, and the straight-line method for the proprietary database and developed technology. The weighted-average useful life of amortizable intangible assets acquired is approximately five years. The “Sunset Direct” trade name is expected to be used indefinitely and is not being amortized, but will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the trade name may not be recoverable.

The Company has agreed to file a registration statement with the Securities and Exchange Commission with respect to the shares that have been issued to Sunset Direct’s shareholders. After the registration statement becomes effective, approximately 330,378 of such shares will be available for public sale, with an additional 1,359,951 of such shares available for sale six months from closing, 399,986 of such shares available for sale nine months from closing and 399,985 of such shares available for sale twelve months from closing. Approximately 830,100 shares of common stock consideration have been placed in escrow and will not be released until twelve months after closing, subject to potential post-closing adjustments.

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of Sunset Direct occurred on January 1, 2004 and assumes the amortization of intangible assets and recording additional interest expense. In August 2004, Sunset Direct acquired certain assets and assumed certain liabilities of a private Texas lead generation company. The following unaudited financial information of Sunset Direct also gives effect to such acquisition as if it occurred on January 1, 2004. (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues	$7,411	$6,803

Net loss	$(2,800)	$(666)

Pro forma net loss per share — basic and diluted:	$(0.06)	$(0.01)

Pro forma weighted average shares outstanding – basic and diluted:	47,749	44,737

4. NET LOSS PER SHARE

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding during the year. Diluted net loss per common share also gives effect, as applicable, to the potential dilutive effect of outstanding stock options, using the treasury stock method, and convertible securities, using the if converted method, as of the beginning of the period presented or the original issuance date, if later.

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Quarter Ended March 31,
	2005	2004
Basic and diluted:
Net loss	$(2,506)	$(440)

Net loss per share - basic and diluted	$(0.05)	$(0.01)

Weighted-average common shares outstanding - basic and diluted	46,347	41,417

Options and warrants to purchase 7,080,687 and 5,157,146 shares of common stock were outstanding at March 31, 2005 and 2004, respectively, and were not included in the diluted net loss per share computation, as the effect of including such options and warrants would be anti-dilutive because of the net loss recorded in each period.

5. BALANCE SHEET COMPONENTS (in thousands)

	March 31, 2005	December 31, 2004
Prepaid expenses and other current assets:
Prepaid insurance	$380	$549
Prepaid support and maintenance contracts	146	91
Other prepaid expenses and other current assets	664	477

	$1,190	$1,117

Property and equipment:
Computer equipment	$5,642	$5,228
Capitalized software and development	9,187	8,661
Furniture and fixtures	1,083	947
Leasehold improvements	347	336

	16,259	15,172
Accumulated depreciation and amortization	(12,672)	(12,012)

	$3,587	$3,160

			Estimated Useful life
Intangible assets:
Customer relationships	$1,600	$—	5 years
Proprietary database	1,100	—	5 years
Trade name	1,100	—	Indefinite
Developed technology	500	—	4 years

	4,300	—
Accumulated amortization	(162)	—

	$4,138	$—

At March 31, 2005, the unamortized balance of purchased intangible assets that will be amortized to future cost of operations was approximately $3.0 million, of which $684,000 is expected to be amortized in the remainder of 2005 and $801,000, $675,000, $550,000, $309,000 and $19,000 is expected to be amortized in 2006, 2007, 2008, 2009 and 2010, respectively.

6. SEGMENT REPORTING

We operate in one market segment, the marketing and sale of companies’ products and services to their customers, primarily for hardware and software manufacturers and communications equipment manufacturers, and strategic lead generation services and applications that include outsourced call center services, lead/campaign management, training workshops, database and list management services, and web-based lead management campaigns.

Our services are provided through a number of operating subsidiaries in various locations throughout the United States. However, the nature of services, the nature of the processes involved in providing those services, the types of clients, and the expected long-term operating income from these subsidiaries are similar.

We primarily operate in one geographical segment, North America. Substantially all of our net revenues are derived from customers in the United States.

7. CAPITAL LEASE AND FINANCING OBLIGATIONS, GUARANTEES, AND RESTRICTED CASH

Capital Leases

We lease certain property under capital leases that expire at various dates through 2007. The effective annual interest rates on our capital lease obligations range from 2.4% to 17.9%, with an average of 11.8%. The capital lease obligations are collateralized by the related leased property and equipment.

Financing Obligations

In November 2004, we entered into a Commercial Insurance Premium Finance and Security Agreement (“2005 Financing Agreement”) to finance certain of our liability insurance premiums in the amount of $525,000. Amounts owed under the 2005 Financing Agreement bear interest at an annual rate of 4.99% and principal and interest are payable in monthly installments of approximately $40,300, through September 2005. At March 31, 2005, our liability related to the 2005 Financing Agreement was $198,000, all of which will be paid in 2005. In addition, Sunset Direct financed certain liability insurance premiums in the amount of $69,000. At March 31, 2005, our liability related to this financing agreement was $30,000, all of which will be paid in 2005.

Line of Credit, Letters of Credit, Term Loan

In April 2004, the Company entered into a Business Loan Agreement and a Commercial Security Agreement (the “Revolving Credit Facility”) with Bridge Bank N.A. (the “Lender”). The Revolving Credit Facility, which matures in May 2005, provides borrowing availability up to a maximum of $2.0 million through a secured revolving line of credit that includes a $1.0 million letter of credit facility. The Revolving Credit Facility is subject to certain financial covenants, which include maintaining a working capital ratio and tangible net worth and bears interest at the Prime Rate published in the Wall Street Journal but not less than 4.0%. Borrowings and letter of credit issuances are subject to borrowing base calculations and other limitations. The Revolving Credit Facility is secured by substantially all of the Company’s assets including intellectual property. The Revolving Credit Facility contains customary covenants that will, subject to limited exceptions, limit the Company’s ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Revolving Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Revolving Credit Facility. As of March 31, 2005, no amounts were drawn on the Company’s line of credit with the Lender.

In 2004, the Company issued Irrevocable Standby Letters of Credit to two of its clients. The letters of credit were issued in the amounts of $250,000 and $500,000 as guarantees for service contracts sold by the Company on behalf of our clients and expire in November 2005 and September 2006, respectively. The letters of credit were issued under the Revolving Credit Facility described above. At March 31, 2005, no amounts have been drawn against the letters of credit.

In February 2005, concurrent with the closing of the merger transaction described in Note 3, the Company entered into a Business Loan Agreement and Commercial Security Agreement with the Lender pursuant to which the Company obtained a $3.0 million term loan (the “Term Loan”) that was utilized to fund a portion of the cash purchase price of Sunset Direct. The Term Loan is to be repaid over 36 months and bears interest at a variable rate of prime plus 1.00% per annum, 6.25% per annum at March 31, 2005. The Term Loan is secured by substantially all of the Company’s consolidated assets including intellectual property. The Company must comply with certain financial covenants, including maintaining a minimum quick ratio and maintaining unrestricted cash of $3.0 million with the Lender. As of March 31, 2005, the Company was in compliance with such covenants.

The Term Loan contains customary covenants that will, subject to limited exceptions, limit the Company’s ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Term Loan also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Term Loan. As of March 31, 2005, the Company had $2,917,000 outstanding on the Term Loan.

Guarantees

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of March 31, 2005 or December 31, 2004.

Restricted Cash

Restricted cash is comprised of cash receipts inadvertently remitted to the Company for goods and services sold by our clients. At the time of cash receipt, the Company records a liability for the amount of cash received and subsequently remits the amounts to its clients. At March 31, 2005, the Company designated that all cash receipts inadvertently remitted to the Company be classified in the balance sheet as restricted cash.

8. COMMITMENTS

As of March 31, 2005, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2009, including an additional facility operating lease commitment assumed in connection with the Company’s acquisition of Sunset Direct in February 2005. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up front cash flow related to purchasing the assets. During the quarters ended March 31, 2005 and 2004, we recorded rent expense related to these leases of $223,000 and $80,000, respectively.

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

Among the important factors which could cause actual results to differ materially from those in the forward-looking statements are general market conditions, unfavorable economic conditions, our ability to integrate acquisitions (including our recent acquisition of Sunset Direct) and expand our call center without disruption to our business, our ability to execute our business strategy, the effectiveness of our sales team and approach, our ability to target, analyze and forecast the revenue to be derived from a client and the costs associated with providing services to that client, the date during the course of a calendar year that a new client is acquired, the length of the integration cycle for new clients and the timing of revenues and costs associated therewith, our client concentration given that the Company is currently dependent on a few large client relationships, potential competition in the marketplace, the ability to retain and attract employees, market acceptance of our service programs and pricing options, our ability to maintain our existing technology platform and to deploy new technology, our ability to sign new clients and control expenses, the possibility of the discontinuation of some client relationships, the financial condition of our clients’ business and other factors detailed in the Company’s filings with the Securities and Exchange Commission.

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

Overview

We are a leading provider of outsource sales and marketing programs. Our cost-effective services are designed to increase our client’s revenue from service and product revenue and to enhance their customer relationships. Our core capabilities were expanded with the recent acquisition of Sunset Direct and include professional telesales, direct marketing, hosted ecommerce and strategic lead generation. Our service programs are designed to meet the strategic goals of our clients and typically include a combination of service offerings such as outsourced call center services, lead/campaign management, training workshops, customer database and list management, web-based lead management campaigns and order management, including invoicing and collecting from our client’s customers.

Our business primarily consists of marketing and selling our clients’ products and services to their business customers. We provide our telesales services primarily under pay-for-performance arrangements in which our revenue is based on our ability to sell our clients’ products and services to their customers. Lead generation projects typically are sold at a fixed rate, with marketing and other services being billed on a time-and-materials basis. Accordingly, if a particular client’s products and services fail to appeal to its customers for reasons beyond our control, such as preference for a competing product or service, our revenue from the sale of the client’s products and services may decline. Our clients can also purchase complementary services, such as additional database management and supplementary marketing programs, on a fee basis.

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

To date, the majority of our revenues have been derived from marketing and selling our client’s service contracts. Because of this, our quarterly and annual revenues are subject to fluctuation based on the total service contracts available for renewal or conversion in that period. As a result of this as well as general conditions in the United States, our net revenue has declined in the past and may do so again. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition. During unfavorable economic periods, it may be more difficult to sign new clients or expand relationships with existing clients. In addition, during unfavorable economic periods, spending on existing and new technology may decrease, resulting in downgrades of service contracts or fewer new service contracts, which may have a material adverse impact on our business. This impact may be offset as technology companies may compensate for decreased spending on new technology and technology upgrades with expanded service contracts on their existing technology.

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

Management believes there have been no significant changes during the quarter ended March 31, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, except for the newly applicable accounting policies and estimates relating to our acquisition of Sunset Direct in February 2005, including those relating to the allocation of purchase price and the evaluation of goodwill and intangible assets for impairment.

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including those related to bad debts, investments, commissions and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These policies that contain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes include:

•	revenue recognition;

•	the allowance for doubtful accounts;

•	impairment of long-lived assets, including goodwill, intangible assets and property and equipment; and

•	allocation of purchase price in business combinations.

We have other equally important accounting policies and practices; however, once adopted, these other policies either generally do not require us to make significant estimates or assumptions or otherwise only require implementation of the adopted policy, not a judgment as to the application of policy itself. Despite our intention to establish accurate estimates and assumptions, actual results could differ from those estimates under different assumptions or conditions.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts at March 31, 2005 and December 31, 2004 was $538,000 and $208,000, respectively.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the acquisition purchase price over the estimated fair value of net tangible and intangible assets acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and are reviewed for impairment in accordance with Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Impairment of Long-Lived Assets

In accordance with Statement No. 144, long-lived assets, such as property, equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill is tested at least annually for impairment, and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Revenue Recognition and Financial Statement Presentations

During the fourth quarter of fiscal 2004, we reevaluated our application of Emerging Issues Task Force No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF 99-19), to the presentation of our revenues generated from the sale of our client’s products and services. Based on our evaluation, we have changed the manner in which we report revenues earned from certain client contracts in the Statement of Operations to the “Net” basis. Prior to the fourth quarter of 2004, we reported such revenues on a “Gross” basis. In order to provide consistency in all periods presented, revenues and costs of revenues for all prior periods have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit. The effect of such reclassification on the Company’s net revenue for the quarter ended March 31, 2004 is as follows:

Net revenue, as previously reported	$10,814

Impact of reclassification to reflect net revenue presentation	(7,030)

Net revenue, as reclassified	$3,784

Substantially all of our revenues are generated from the sale of service contracts and maintenance renewals, and performance of lead generation services. The Company recognizes revenue from the sale of service contracts and maintenance renewals under the provisions of Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition” and on the “net basis” in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the client’s customer is received; the service contract or maintenance agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain unfulfilled. Revenue from product sales is recognized at the time of shipment of the product directly to the client’s customer. Revenue from services we perform is recognized as the services are accepted. Revenue from fee-based activities is recognized once these services have been delivered.

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

Costs of Services

Costs of services consist of costs associated with promoting and selling our clients’ products and services including compensation costs of sales personnel, sales commissions and bonuses, costs of designing, producing and delivering marketing services, and salaries and other personnel expenses related to fee-based activities. Costs of services also include the cost of inbound and outbound shipping, net of amounts recovered from our client’s customers. Most of the costs are personnel related and may fluctuate in absolute dollars based on our client mix. Bonuses and sales commissions will typically change in proportion to revenue or profitability.

In the fourth quarter of 2004, we reclassified our direct costs associated with promoting and selling our clients’ products and services from Sales and Marketing expense to Costs of Services. Sales and Marketing expenses now primarily represent our corporate sales and marketing efforts to secure new clients. This reclassification has been made for all financial periods presented herein.

Advertising

We expense advertising costs as incurred. These costs were not material and are included in Sales and Marketing expense.

Concentrations

We generated a significant portion of our net revenues from the marketing and selling of products and services for a limited number of clients. For the quarter ended March 31, 2005, sales to customers of Dell Inc., (“Dell”) and Hewlett-Packard Company (“HP”) each accounted for more than 10% of our net revenues. For the quarter ended March 31, 2004, sales to customers of Dell, HP, Nortel, and Sybase each accounted for more than 10% of our net revenues. For the quarter ended March 31, 2005, sales to customers of Dell and HP collectively accounted for 57% of net revenues. For the quarter ended March 31, 2004, sales to customers of Dell and HP collectively accounted for 68% of net revenues and sales to customers of Dell, HP, Nortel, and Sybase collectively accounted for 96% of net revenues. No individual client’s customer accounted for 10% or more of our net revenues in any period presented.

We have outsource services agreements with certain of our clients that expire at various dates ranging from July 2005 through April 2007. Many of our client agreements contain automatic renewal clauses. These clients may, however, terminate their contracts for cause in accordance with the provisions of each contract. In most cases, a client must provide us with advance written notice of its intention to terminate. The termination or non-renewal of outsource agreements with any one of our significant clients could have a material adverse effect on our financial position, results of operations and cash flows. We do not expect to renew our contract with Nortel, which expires in July 2005.

We expect that a small number of clients will continue to account for a significant portion of our net revenue. In addition, our technology clients operate in industries that are experiencing consolidation, which may reduce the number of our existing and potential clients.

Financial Statement Categories

Net revenue consists primarily of fees earned by us on the sales of our clients’ hardware and software support and service contracts, licenses and license upgrades to our clients’ customer base, and strategic lead generation services and applications that include outsourced call center services, lead/campaign management, training workshops, database and list management services, and web-based lead management campaigns. To date, the majority of our revenues are based on a “pay for performance” model in which we generate revenue only when we complete the sale of our clients’ products and services. Revenues from the sale of our clients’ products and services have been reported on a net basis equal to the net amount we earn in a transaction, in accordance with the guidance provided for in EITF 99-19. All other revenues are reported under the provisions of Staff Accounting Bulletin (“SAB”) 104.

Costs of services consists of costs associated with promoting and selling our clients’ products and services including compensation costs of sales personnel, sales commissions and bonuses, costs of designing, producing and delivering marketing services, credit card fees, bad debts, and salaries and other personnel expenses related to fee-based activities. Costs of services also include the cost of inbound and outbound shipping, net of amounts recovered from our client’s customers. Most of the costs are personnel related and may fluctuate in absolute dollars based on our client mix. Bonuses and sales commissions will typically change in proportion to net revenue or profitability.

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

Depreciation and amortization expenses consist of depreciation and amortization of property, equipment, software licenses, and intangible assets.

Interest and other income (expense), net, reflects income received on cash and cash equivalents, interest expense on leases to secure equipment, software and other financing agreements, and other income and expense.

Related Party Transactions

During 2004, we purchased certain of our computer equipment and software from Dell, our largest client, through arrangements accounted for as capital leases. The leases bear interest at rates ranging between 4.9% and 17.9% per annum and expire at various dates through February 2007. As of March 31, 2005, property and equipment included amounts held under these capital leases of approximately $276,000 and related accumulated depreciation of approximately $95,000. Principal and interest owed to Dell amounted to approximately $127,000 at March 31, 2005. The capital lease obligations are collateralized by the related leased property and equipment.

During 2003, we purchased certain of our computer equipment from HP, one of our significant clients, through an arrangement accounted for as capital lease. The lease bears interest at 2.4% per annum and expires in June 2006. As of March 31, 2005, property and equipment included amounts held under this capital lease of approximately $122,000 and related accumulated depreciation of approximately $33,000. Principal and interest owed to HP amounted to approximately $127,000 at March 31, 2005. This capital lease obligation is collateralized by the related leased property and equipment.

Results of Operations

The following table sets forth for the periods given selected financial data as a percentage of our revenue. The table and discussion below should be read in connection with the financial statements and the notes thereto which appear elsewhere in this report as well as with our financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

	Quarter Ended March 31,
	2005	2004
Net revenue	100.0%	100.0%

Operating expenses:
Costs of services	60.6%	39.8%
Sales and marketing	11.6%	9.4%
Technology	14.0%	16.2%
General and administrative	40.6%	36.4%
Depreciation and amortization	12.1%	10.1%

	138.9%	111.9%

Operating loss	(38.9)%	(11.9)%

Interest and other (expense) income, net	(0.01)%	0.3%

Net loss	(39.0)%	(11.6)%

Comparison of Quarters Ended March 31, 2005 and 2004

Net Revenue. Net revenue increased 70% to $6.4 million for the quarter ended March 31, 2005 from $3.8 million for the comparable period in 2004. The increase in revenue was primarily the result of $1.8 million of revenues contributed by Sunset Direct, which we acquired in February 2005, in addition to continued revenue growth with certain clients, partially offset by a decline in business with two existing clients.

Our quarterly and annual operating results have fluctuated in the past and are likely to do so in the future. In particular, our revenues are not predictable with any significant degree of certainty and are affected by changes in our clients’ service program offerings, including service contract fees, and by general economic conditions in the United States. In the current economic environment, we have limited visibility over anticipated revenue trends in future periods. Our liquidity, including our ability to comply with loan agreement covenants, may be adversely affected if we were to lose a significant client.

Costs of services. Costs of services increased 158% to $3.9 million for the quarter ended March 31, 2005 from $1.5 million for the quarter ended March 31, 2004. Costs of services also increased as a percentage of revenue from 39.8% in the quarter ended March 31, 2004 to 60.6% for the quarter ended March 31, 2005. The increase in absolute dollars and as a percentage of net revenue was primarily due to increased direct sales and marketing personnel in the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. The increase in sales personnel was directly related to the increase in sales volume for our largest client and to support new clients added in 2004. In addition, costs of services increased in absolute dollars due to our acquisition of Sunset Direct. Costs of services in absolute dollars and as a percentage of revenue are expected to continue to fluctuate based on our client mix.

Sales and Marketing Expenses. Sales and marketing expenses increased 109% to $744,000 for the quarter ended March 31, 2005 from $356,000 for the quarter ended March 31, 2004. This increase was primarily attributable to the addition of sales and marketing personnel through our acquisition of Sunset Direct, increased marketing program expenses directly related to our largest client, and the accrual of $139,000 in severance costs related to employees terminated in the quarter ended March 31, 2005.

Technology Expenses. Technology expenses increased 47% to $901,000 for the quarter ended March 31, 2005 from $612,000 for the quarter ended March 31, 2004. This increase was primarily attributable to additional headcount in the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004, an increase in consulting fees, as well as the addition of technology personnel through our acquisition of Sunset Direct.

General and Administrative Expenses. General and administrative expenses increased 90% to $2.6 million for the quarter ended March 31, 2005, as compared to $1.4 million for the comparable period of 2004. This increase was primarily attributable to severance costs of $493,000 related to employee terminations in the quarter ended March 31, 2005, an increase in professional and consulting fees, as well as the addition of Sunset Direct administrative personnel.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased 104% to $778,000 for the quarter ended March 31, 2005, from $382,000 for the comparable period in 2004. The increase is due to $162,000 of amortization expense associated with intangibles acquired in connection with our acquisition of Sunset Direct, and the result of higher net book values of depreciable assets, primarily related to capitalized internal software development projects, as compared to 2004.

Interest and Other (Expense) Income, Net. The components of interest and other (expense) income, net are as follows (dollars in thousands):

	Quarter Ended March 31,		Increase/(Decrease)
	2005	2004	$ Amt	%
Interest income	$32	$17	$15	88.2%
Interest expense	(35)	(7)	28	(400.0)%

	$(3)	$10	$(13)	(130.0)%

The increase in interest income is attributable to increased investments in interest bearing instruments. The increase in interest expense is the result of increased borrowings during the period, primarily the $3.0 million Term Loan obtained in February 2005 in connection with the acquisition of Sunset Direct, in addition to interest on obligations of Sunset Direct under capital leases.

Liquidity and Sources of Capital

To date, we have funded operations from operating cash flows and net cash proceeds from the sale of common stock. In February 2005, we obtained a $3 million term loan to assist in financing the cash purchase price portion of our acquisition of Sunset Direct.

Cash and cash equivalents were $9.0 million at March 31, 2005 as compared to $10.1 million at December 31, 2004. We had negative working capital of $3.7 million at March 31, 2005 as compared to working capital of $2.4 million at December 31, 2004. The decrease in cash and working capital was primarily a result of cash used in our acquisition of Sunset Direct, accrued liabilities and transaction costs associated with the acquisition, an increase in our accounts payable balance, and an increase in accrued compensation related to severance payments.

Operating activities for the quarter ended March 31, 2005 provided cash of $1.9 million as compared to cash provided by operating activities of $962,000 in the comparable quarter in 2004. Cash provided by operating activities during the quarter ended March 31, 2005 was primarily the result of an increase of $2.2 million in accounts payable and non cash depreciation and amortization charges of $778,000, an increase in other accrued compensation and benefits and other accrued liabilities of $1.0 million and $914,000, respectively, which was partially offset by our net loss of $2.5 million, and an increase in accounts receivable of $602,000.

Accounts receivable increased to $9.6 million at March 31, 2005 as compared to $7.9 million at December 31, 2004. The increase is primarily attributable to higher sales in the quarter ended March 31, 2005 as compared to the quarter ended December 31, 2004, particularly from sales relating to our largest client. In addition, accounts receivable increased through our acquisition of Sunset Direct. The increase in accounts payable was primarily due to the timing of payments to our largest client for service and maintenance contracts we sold on their behalf. The timing of payments to this client was changed from our standard 30-day terms to a staggered payment schedule. Sales for the first month of a quarter are now required to be paid in the third month of that current quarter and sales for the second and third month of that quarter are remitted in the first month of the following quarter. Accrued compensation and benefits increased in the quarter ended March 31, 2005 as compared to December 31, 2004 as a result of the accrual of severance costs related to employees terminated in March 2005 and accrued compensation costs associated with Sunset Direct. Other accrued liabilities increased in the quarter ended March 31, 2005 primarily due to the accrual of costs related to the acquisition of Sunset Direct.

Cash used in investing activities was $5.7 million for the quarter ended March 31, 2005 as compared to cash provided by investing activities of $210,000 for the quarter ended March 31, 2004. The increase in cash used in investing activities in the quarter ended March 31, 2005 was due to increased capital expenditures, an increase in restricted cash, and our investment in Sunset Direct. During the quarter ended March 31, 2005, we invested $786,000 in capital additions as compared to $323,000 in the comparable quarter of 2004. This increase of $463,000 was primarily to improve the capacity of our systems and software to support expansion of client business. We anticipate making additional investments of $2.8 million in capital equipment during the remainder of 2005.

On February 8, 2005, we acquired all of the issued and outstanding voting securities of Sunset Direct. Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) with Sunset Direct, we paid approximately $3.5 million in cash that was used to retire approximately $3.3 million of debt and certain liabilities retained by Sunset Direct, issued 3,320,400 shares of common stock in exchange for the outstanding capital stock of Sunset Direct, and incurred approximately $745,000 of acquisition related costs. The estimated value of the 3,320,400 shares of Rainmaker common stock was $2.2 million computed at a per share price of $0.664, the average closing price for the period from February 8, 2005 through February 14, 2005.

Concurrent with the closing of the merger transaction with Sunset Direct, we entered into a Business Loan Agreement and Commercial Security Agreement with Bridge Bank, N.A. (the “Lender”), and obtained a $3.0 million term loan (the “Term Loan”) that that was utilized to fund a portion of the cash purchase price of Sunset Direct. The Term Loan is to be repaid over 36 months and bears interest at a variable rate of prime plus 1.00% per annum, 6.25% per annum at March 31, 2005. The Term Loan is secured by substantially all of the Company’s and Sunset Direct’s assets, including intellectual property. The Company must comply with certain financial covenants, including maintaining a minimum quick ratio and maintaining unrestricted cash of $3.0 million with Bridge Bank. As of March 31, 2005, we were in compliance with such covenants.

In April 2004, the Company obtained a $3.0 million secured revolving line of credit that includes a $1.0 million Letter of Credit facility (the “Revolving Credit Facility”) from the Lender. In connection with the execution of the Term Loan, the maximum amount available under the Revolving Credit Facility was decreased to $2.0 million. As of March 31, 2005, the Company had incurred no indebtedness to the Lender under the Revolving Credit Facility, however two letters of credit in the amounts of $250,000 and $500,000, respectively, are outstanding under the Revolving Credit Facility (see “Guarantees” below).

Cash provided by financing activities of $2.7 million in the quarter ended March 31, 2005 was primarily a result of our Term Loan proceeds of $3.0 million, partially offset by repayment of capital lease and other financing arrangements, whereas cash provided by financing activities of $6.3 million in the quarter ended March 31, 2004 was primarily the result of the net proceeds of $6.4 million received from the private placement of our common stock and net proceeds of $133,000 received from the exercise of employee stock options and our employee stock purchase plan, partially offset by repayment of capital lease and other financing arrangements.

Our principal source of liquidity as of March 31, 2005 consisted of $9.0 million of cash and cash equivalents and our $2.0 million Revolving Credit Facility. In connection with a financial covenant related to our Term Loan, we are required to maintain unrestricted cash deposits of $3.0 million with the Lender, which is included in the $9.0 million of cash and cash equivalents. We anticipate that our existing capital resources, cash flow expected to be generated from future operations, including the newly acquired Sunset Direct operations, and availability of external equity and debt financing sources will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months. However, we may not be able to obtain equity or debt financing on terms acceptable to the Company. If we are unable to obtain the required equity or debt financing, it may impact our ability to execute our operating plan, which could seriously harm our business, operating results and financial condition.

We expect we will require additional funding through a combination of long-term secured and unsecured indebtedness and the issuance of additional equity securities by us to meet our long-term liquidity requirements for the funding of operations, material non-recurring capital expenditures and potential acquisitions.

Off-Balance Sheet Arrangements

Leases

As of March 31, 2005, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2009. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and cash flow related to purchasing the assets. During the quarters ended March 31, 2005 and March 31, 2004, we recorded rent expense related to these leases of $223,000 and $80,000, respectively.

Guarantees

In 2004, the Company issued Irrevocable Standby Letters of Credit to two of its clients. The letters of credit were issued in the amounts of $250,000 and $500,000 as guarantees for service contracts sold by the Company on behalf of our clients and expire in November 2005 and September 2006, respectively. The letters of credit are issued under the Revolving Credit Facility. At March 31, 2005, no amounts have been drawn against the letters of credit.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of March 31, 2005 or December 31, 2004.

Contractual Obligations

Capital Leases

We lease certain property under capital leases that expire at various dates through 2007. The effective annual interest rates on our capital lease obligations range from 2.4% to 17.9%, with an average of 11.8%. The capital lease obligations are collateralized by the related leased property and equipment.

Financing Obligations

In November 2004, we entered into a Commercial Insurance Premium Finance and Security Agreement (“2005 Financing Agreement”) to finance certain of our liability insurance premiums in the amount of $525,000. Amounts owed under the 2005 Financing Agreement bear interest at an annual rate of 4.99% and principal and interest are payable in monthly installments of approximately $40,300, through September 2005. At March 31, 2005, our liability related to the 2005 Financing Agreement was $198,000, all of which will be paid in 2005. In addition, Sunset Direct financed certain liability insurance premiums in the amount of $69,000. At March 31, 2005, our liability related to this financing agreement was $30,000, all of which will be paid in 2005.

Term Loan

In February 2005, concurrent with the closing of the acquisition of Sunset Direct, the Company entered into a Business Loan Agreement and Commercial Security Agreement with the Lender (the “Term Loan”). The Term Loan is to be repaid over 36 months and bears interest at a variable rate of prime plus 1.00% per annum, 6.25% per annum at March 31, 2005. As of March 31, 2005, the Company had $2,917,000 outstanding on the Term Loan.

Future payments under our contracts and obligations at March 31, 2005 are as follows:

(In thousands)	Capital Leases	Financing Obligations	Term Loan	Operating Leases	Total
Remainder of 2005	$167	$231	$750	$551	$1,699
2006	89	—	1,000	571	1,660
2007	4	—	1,000	539	1,543
2008	—	—	167	545	712
2009	—	—	—	278	278

Total minimum payments	260	231	2,917	2,484	5,892
Less amount representing interest	(15)	(3)	—	—	(18)

Net amount of payments	$245	$228	$2,917	$2,484	$5,874

Included in future minimum operating lease payments in 2005 is our obligation relating to our facilities. The operating lease for our corporate facility expires in September 2005. The operating lease for our Austin facility expires in June 2009.

Factors That May Affect Future Results and Market Price of Stock

We have incurred recent losses and expect to incur losses in the future.

We incurred a net loss of $2.5 million for the quarter ended March 31, 2005 and and a net loss of $4.9 million for the year ended December 31, 2004. We may incur losses in the future, depending on the timing of signing of new clients, costs to initiate service for new clients, impact of new and existing clients, our decisions to further invest in our technology or infrastructure, and our ability to continue to increase our operating efficiencies.

We may need to raise additional capital which might not be available or which, if available, could be on terms adverse to our common stockholders.

We anticipate that our existing capital resources, cash flow expected to be generated from future operations, including the newly acquired Sunset Direct operations, and availability of external equity and debt financing sources will enable us to maintain our current level of operations, our planned operations and planned capital expenditures for at least the next twelve months. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may also require additional capital for the acquisition of businesses, products and technologies that are complementary to ours. Further, if we issue equity securities to raise capital, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition.

Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client could result in a substantial decrease in our revenue.

We have generated a significant portion of our net revenues from the marketing and selling of products and services for a limited number of clients. For the quarter ended March 31, 2005, sales to customers of Dell and HP each accounted for more than 10% of our net revenues. For the quarter ended March 31, 2004, sales to customers of Dell, HP, Nortel, and Sybase each accounted for more than 10% of our net revenues. For the quarter ended March 31, 2005, sales to customers of Dell and HP collectively accounted for 57% of net revenues. For the quarter ended March 31, 2004, sales to customers of Dell and HP collectively accounted for 68% of net revenues and sales to customers of Dell, HP, Nortel, and Sybase collectively accounted for 96% of net revenues. We do not expect to renew our contract with Nortel, which expires in July 2005.

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

In March 2005, the Securities and Exchange Commission postponed, for one year, the compliance date for reporting on internal control by non-accelerated filers. Despite this postponement, we expect to continue to spend an increased amount of management time and internal and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems and attestations of the effectiveness of these systems by our independent auditors. We are currently documenting and testing our internal control systems and procedures and considering improvements that may be necessary in order for us to comply with the requirements of Section 404 by the end of 2006. This process has required us to hire outside advisory services and has resulted in additional accounting and legal expenses. While we believe that we currently have adequate internal controls over financial reporting, in the event that our chief executive officer, chief financial officer or independent auditors determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

Our success depends to a significant extent upon the contributions of our executive officers and key sales and technical personnel and our ability to attract and retain highly qualified sales, technical and managerial personnel. Competition for personnel is intense as these personnel are limited in supply. We have at times experienced difficulty in recruiting qualified personnel, and there can be no assurance that we will not experience difficulties in the future. Any difficulties could limit our future growth. The loss of certain key personnel, particularly Michael Silton, our chief executive officer, and Steve Valenzuela, our chief financial officer could seriously harm our business. We have obtained a life insurance policy in the amount of $6.3 million on Michael Silton.

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

As part of our business strategy, we review from time to time business combination prospects that would complement our existing business or enhance our technological capabilities, such as our recent acquisition of Sunset Direct. Future business combinations by us could result in potentially dilutive issuances of equity securities, large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could cause our financial performance to suffer. Furthermore, business combinations entail numerous risks and uncertainties, including:

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

Damage to our facilities may disable our operations.

We have taken precautions to protect ourselves from events that could interrupt our services, such as off-site storage of computer backup data and a backup power source, but there can be no assurance that an earthquake, fire, flood or other disaster affecting any of our facilities would not disable these operations.

In February 2005, we acquired Sunset Direct that has its primary facility located in Austin, Texas. We believe our combined operational facilities would help to minimize but not eliminate disruptions to the operations of the Company in the event of a business interruption in any one of our facilities on a short-term basis. In the event of the loss of a facility in either Scotts Valley or Austin, our business would be impacted until such time as we were able to transfer operations to the sister facility. While we maintain insurance coverage for business interruptions, such coverage does not extend to losses caused by earthquake and such coverage may not be sufficient to cover all possible losses.

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

Our directors, executive officers and entities affiliated with them together beneficially control approximately 16.2% of our outstanding shares (based on the number of shares outstanding as of April 29, 2005). As a result, any significant combination of those stockholders, acting together, may have the ability to disproportionately influence all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Rainmaker, which, in turn, could depress the market price of our common stock.

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

Like most other public companies, we carry insurance protecting our officers and directors and us against claims relating to the conduct of our business. This insurance covers, among other things, the costs incurred by companies and their management to defend against and resolve claims relating to management conduct and results of operations, such as securities class action claims. These claims typically are extremely expensive to defend against and resolve. Hence, as is customary, we purchase and maintain insurance to cover some of these costs. We pay significant premiums to acquire and maintain this insurance, which is provided by third-party insurers. Since 1999, the premiums we have paid for this insurance have increased substantially. One consequence of the current economic climate and decline in stock prices has been a substantial general increase in the number of securities class actions and similar claims brought against public corporations and their management. Many, if not all, of these actions and claims are, and will likely continue to be, at least partially insured by third-party insurers. Consequently, insurers providing director and officer liability insurance have in recent periods sharply increased the premiums they charge for this insurance, raised retentions (that is, the amount of liability that a company is required to itself pay to defend and resolve a claim before any applicable insurance is provided), and limited the amount of insurance they will provide. Moreover, insurers typically provide only one-year policies. We renewed our director and officer insurance in the fourth quarter of 2004 for a one year term. In the fourth quarter of 2005, we will be required to do the same. Particularly in the current economic environment, we cannot assure that we will be able to obtain sufficient director and officer liability insurance coverage at acceptable rates and with acceptable deductibles and other limitations. Failure to obtain such insurance could materially harm our financial condition in the event that we are required to defend against and resolve any future securities class actions or other claims made against us or our management. Further, the inability to obtain such insurance in adequate amounts may impair our future ability to retain and recruit qualified officers and directors.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of April 29, 2005, we had 47,764,132 outstanding shares of common stock. As of April 29, 2005, there were an aggregate of 8,287,899 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 7,317,226 shares issuable upon exercise of options outstanding under our option plan and 970,673 shares of common stock issuable upon exercise of the outstanding warrants issued to the selling securityholders in our private placement transaction completed on February 20, 2004. Under our existing stock option plan and employee stock purchase plan, we may issue up to an additional 6,676,233 shares and 2,334,864 shares of our common stock, respectively, subject to the terms and conditions of such plans. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, compensation or otherwise. We have not entered into any definitive agreements regarding any future acquisitions and cannot ensure that we will be able to identify or complete any acquisition in the future.

In connection with the acquisition of Sunset Direct on February 8, 2005, the Company has agreed to file a registration statement with the Securities and Exchange Commission with respect to the shares that were issued to Sunset Direct’s shareholders pursuant to the merger transaction by which we acquired Sunset Direct. After the registration statement becomes effective, approximately 330,378 of such shares will be available for public sale, with an additional 1,359,951 of such shares available for sale six months from closing, 399,986 of such shares available for sale nine months from closing and 399,985 of such shares available for sale twelve months from closing. Approximately 830,100 shares of common stock consideration have been placed in escrow and will not be released until twelve months after closing, subject to potential post-closing adjustments.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates on our variable rate borrowings. Interest rates on our capital lease obligations are fixed, but rates on borrowings under our Term Loan are variable. In February 2005, the Company entered into a Business Loan Agreement and Commercial Security Agreement pursuant to which the Company obtained a $3.0 million Term Loan that is to be repaid over 36 months and bears interest at a variable rate of prime plus 1.00% per annum, 6.25% per annum at March 31, 2005. Based on our projected cash needs for the foreseeable future, we do not expect that our exposure to changes in interest rates for these borrowings will have a material impact on our interest expense.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

RAINMAKER SYSTEMS, INC.

Dated: May 13, 2005	/s/ MICHAEL SILTON
Michael Silton
Chief Executive Officer
(Principal Executive Officer)

/s/ STEVE VALENZUELA
Steve Valenzuela
Secretary and Chief Financial Officer
(Chief Accounting Officer)