Form 10-Q
period 2005-06-30
RAINMAKER SYSTEMS INC
filed 2005-08-10
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2005

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

As of July 29, 2005, the registrant had 56,468,617 shares of Common Stock outstanding.

RAINMAKER SYSTEMS, INC.

FORM 10-Q

AS OF AND FOR THE QUARTER ENDED JUNE 30, 2005

PART I. - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,244	$10,104
Restricted cash	933	—
Accounts receivable, less allowance for doubtful accounts of $438 and $208 at June 30, 2005 and December 31, 2004, respectively.	10,631	7,895
Prepaid expenses and other current assets	1,162	1,117

Total current assets	22,970	19,116
Property and equipment, net	3,938	3,160
Intangible assets, net	3,903	—
Goodwill	3,223
Other noncurrent assets	199	86

Total assets	$34,233	$22,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,793	$15,130
Accrued compensation and benefits	1,812	390
Other accrued liabilities	2,405	747
Deferred revenue	1,157	—
Obligations under financing arrangements	80	355
Current portion of capital lease obligations	162	122
Current portion of notes payable	1,500	—

Total current liabilities	24,909	16,744

Capital lease obligations, less current portion	13	42
Notes payable, less current portion	2,667	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 55,388,384 and 44,419,791 outstanding at June 30, 2005 and December 31, 2004, respectively.	55	44
Additional paid-in capital	68,546	63,509
Accumulated deficit	(61,957)	(57,977)

Total stockholders’ equity	6,644	5,576

Total liabilities and stockholders’ equity	$34,233	$22,362

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue	$8,037	$3,634	$14,457	$7,418

Operating expenses:
Costs of services	5,039	1,596	8,931	3,104
Sales and marketing	501	410	1,245	766
Technology	1,108	690	2,009	1,302
General and administrative	1,935	1,342	4,543	2,718
Depreciation and amortization	858	428	1,636	810

Total operating expenses	9,441	4,466	18,364	8,700

Operating loss	(1,404)	(832)	(3,907)	(1,282)

Interest and other (expense) income, net	(70)	14	(73)	24

Net loss	$(1,474)	$(818)	$(3,980)	$(1,258)

Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.08)	$(0.03)

Weighted average common shares outstanding—basic and diluted	49,175	44,151	47,750	41,814

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net loss	$(3,980)	$(1,258)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,239	810
Amortization of intangible assets	397	—
Provision (credit) for allowances for doubtful accounts	230	(28)
Loss on disposal of fixed assets	62	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(1,488)	(1,107)
Prepaid expenses and other assets	(43)	50
Accounts payable	2,067	3,488
Accrued compensation and benefits	684	(31)
Other accrued liabilities	1,605	129
Deferred revenue	(103)	—

Net cash provided by operating activities	670	2,053

Investing activities:
Purchases of property and equipment	(1,796)	(581)
Restricted cash, net	(933)	199
Acquisition of business, net of cash acquired	(4,386)	—

Net cash used in investing activities	(7,115)	(382)

Financing activities:
Proceeds from issuance of common stock from option exercises	225	221
Proceeds from issuance of common stock from ESPP	22	38
Net proceeds from issuance of common stock and warrants from private placement	2,596	6,302
Proceeds from notes payable	4,500	—
Principal payments on notes payable	(333)	—
Principal payments on financing obligations	(275)	(301)
Principal payments on capital lease obligations	(150)	(122)

Net cash provided by financing activities	6,585	6,138

Net increase in cash and cash equivalents	140	7,809

Cash and cash equivalents at beginning of period	10,104	4,854

Cash and cash equivalents at end of period	$10,244	$12,663

Supplemental disclosure of cash paid during the quarter:
Interest	$68	$13

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

These interim financial statements reflect Rainmaker’s purchase of Quarter End, Inc. (“Quarter End”) and include Quarter End’s financial results from the date of acquisition, February 8, 2005, through June 30, 2005. Quarter End conducted business under the name Sunset Direct and changed its name to Sunset Direct, Inc. (“Sunset Direct”) in connection with the transaction. Accordingly, herein after in this Form 10-Q, Quarter End is referred to as Sunset Direct. See Note 3 below for the terms of the transaction.

The results of our operations for the three and six months ended June 30, 2005 are not necessarily indicative of results to be expected for the year ending December 31, 2005, or any other period. These condensed consolidated financial statements should be read in conjunction with Rainmaker’s financial statements and notes thereto included in Rainmaker’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

Allowance for Doubtful Accounts

We maintain an allowance for potentially uncollectible accounts receivable based on our assessment of collectibility. We assess collectibility based on a number of factors, including past history, the number of days an amount is past due (based on invoice due date), credit ratings of our client’s customers, current events and circumstances regarding the business of our client’s customers and other factors that we believe are relevant. Charges for uncollectible accounts are included as a component of costs of services in our statement of operations. At June 30, 2005 and December 31, 2004, our allowance for potentially uncollectible accounts was $438,000 and $208,000, respectively.

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

The effect of such reclassification on the Company’s net revenue for the three and six months ended June 30, 2004 is as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2004
Net revenue, as previously reported	$10,648	$21,462
Impact of reclassification to reflect net revenue presentation	(7,014)	(14,044)

Net revenue, as reclassified	$3,634	$7,418

Substantially all of our revenues are generated from the sale of service contracts and maintenance renewals, and performance of lead generation services. We recognize revenue from the sale of our client’s service contracts and maintenance renewals under the provisions of Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition” and on the “net basis” in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the client’s customer is received; the service contract or maintenance agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain unfulfilled. Revenue from product sales is recognized at the time of shipment of the product directly to the client’s customer. Revenue from lead generation and other services we perform is recognized as the services are accepted. Revenue from fee-based activities is recognized once these services have been delivered. We generally do not enter into multiple-element revenue arrangements with our clients or customers.

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

Stock-Based Compensation

As of June 30, 2005, we had two active stock-based compensation plans, the 2003 Stock Incentive Plan and the 1999 Employee Stock Purchase Plan, which are more fully described in Note 7 to the financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2004. We account for our stock-based awards to employees in accordance with the intrinsic value method and disclose the pro forma effect on operations of using the fair value method of valuing these awards. The fair value of these awards is calculated using the Black-Scholes option pricing model, which requires that we estimate the volatility of our stock, an appropriate risk-free interest rate, and our dividend yield. The calculation of fair value is highly sensitive to the expected life of the stock-based award and the volatility of our stock, both of which we estimate based primarily on historical experience.

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

Had we recognized compensation expense for the grant date fair value of stock-based awards granted to employees and non-employee members of our Board of Directors in accordance with SFAS 123, our net loss and net loss per share would have increased to the pro forma amounts below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(1,474)	$(818)	$(3,980)	$(1,258)
Total stock-based employee compensation expense determined under the fair value method	(224)	(185)	(454)	(303)

Pro forma net loss	$(1,698)	$(1,003)	$(4,434)	$(1,561)

Basic and diluted net loss per share as reported	$(0.03)	$(0.02)	$(0.08)	$(0.03)

Basic and diluted net loss per share pro forma	$(0.03)	$(0.02)	$(0.09)	$(0.04)

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

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. In April 2005, the Securities and Exchange Commission announced a new rule allowing companies to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or Dec. 15, 2005 for small business issuers. In accordance with that rule, we will comply with Statement No. 123R after the interim financial statements for the first quarter of 2006 are filed with the Securities and Exchange Commission. Statement No. 123R applies to all outstanding and unvested share-based payment awards at a company’s adoption date. We expect that the adoption of this standard will increase our net loss and loss per share, however it will have no impact on cash flow.

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

3. ACQUISITION

On February 8, 2005, we acquired all of the issued and outstanding voting securities of Sunset Direct by means of a merger of Sunset Direct and a wholly owned subsidiary of Rainmaker, with Sunset Direct continuing as the surviving corporation. The results of Sunset Direct’s operations have been included in the condensed consolidated financial statements since that date. Sunset Direct is an outsource provider of lead generation services primarily to high-tech companies. As a result of the acquisition, we expect that Sunset Direct will be accretive to our financial results and provide certain other benefits including cross-selling, client diversification, expanded service offering and a larger, more cost-effective talent pool. Pursuant to our Agreement and Plan of Merger (the “Merger Agreement”) with Sunset Direct, we paid approximately $3.5 million in cash that was used to retire approximately $3.3 million of debt and certain liabilities retained by Sunset Direct, issued 3,320,400 shares of common stock in exchange for the outstanding capital stock of Sunset Direct, and incurred approximately $910,000 of acquisition related costs. The estimated value of the 3,320,400 shares of Rainmaker common stock was $2.2 million computed at a per share price of $0.664, the average closing price for the period from February 8, 2005 through February 14, 2005.

Our acquisition of Sunset Direct has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their estimated fair values as of February 8, 2005. The total purchase price was $6.6 million as follows:

(in thousands)
Issuance of 3,320,400 shares of Rainmaker Common Stock	$2,205
Cash payment for acquisition of Sunset Direct	3,476
Acquisition related transaction costs	910

Total purchase price	$6,591

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

(in thousands)
Tangible assets acquired	$1,866
Identifiable intangible assets	4,300
Goodwill	3,223
Net liabilities assumed	(2,798)

Total purchase price allocation	$6,591

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

On June 30, 2005, the Company filed a registration statement with the Securities and Exchange Commission with respect to the shares that have been issued to Sunset Direct’s shareholders that was declared effective July 19, 2005. Pursuant to that registration statement, but subject to contractual prohibitions on re-sale set forth in the Merger Agreement, approximately 1,690,329 of such shares are available for public sale, with an additional 399,986 of such shares available for sale on November 8, 2005 and 399,985 of such shares available for sale on February 8, 2006. Approximately 830,100 shares of common stock consideration have been placed in escrow and will not be released until February 8, 2006, subject to potential post-closing adjustments.

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of Sunset Direct occurred at the beginning of each respective period and assumes the amortization of intangible assets and recording additional interest expense. In August 2004, Sunset Direct acquired certain assets and assumed certain liabilities of a private Texas lead generation company. The following unaudited financial information of Sunset Direct also gives effect to such acquisition as if it occurred on January 1, 2004. (in thousands, except per share amounts):

	Six Months Ended June 30,
	2005	2004
Revenues	$15,448	$13,302

Net loss	$(4,274)	$(1,707)

Pro forma net loss per share - basic and diluted	$(0.09)	$(0.04)

Pro forma weighted average shares outstanding – basic and diluted:	48,462	45,134

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

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic and diluted:
Net loss	$(1,474)	$(818)	$(3,980)	$(1,258)

Net loss per share - basic and diluted	$(0.03)	$(0.02)	$(0.08)	$(0.03)

Weighted-average common shares outstanding - basic and diluted	49,175	44,151	47,750	41,814

Options and warrants to purchase 8,496,757 and 5,868,620 shares of common stock were outstanding at June 30, 2005 and 2004, respectively, and were not included in the diluted net loss per share computation, as the effect of including such options and warrants would be anti-dilutive because of the net loss recorded in each period.

5. STOCKHOLDERS’ EQUITY

On June 15, 2005, the Company entered into a Purchase Agreement with certain investors. Pursuant to the Purchase Agreement, the Company agreed to issue 6,702,220 shares of the Company’s common stock for gross proceeds of approximately $2.7 million to a group of investors that included members of the Company’s management and its board of directors. The sale to investors who are not members of management or the board of directors consisted of 6,400,000 shares of the Company’s common stock at a price of $0.40 per share, for gross proceeds of $2,560,000, and the sale to investors who are members of management or the board of directors consisted of 302,220 shares of the Company’s common stock at a price of $0.45 per share, based on the market price at closing, for gross proceeds of $136,000. In addition, the Company issued warrants to the investors to purchase a total of 1,005,334 shares of common stock of the Company at an exercise price of $0.48 per share. Estimated stock offering costs of $100,000 have been reflected as a reduction of the gross proceeds received. The shares reserved for issuance upon exercise of the warrants are not included for the purpose of computing the weighted average common shares outstanding used in the net loss per share calculation because the effect would be antidilutive.

6. BALANCE SHEET COMPONENTS (in thousands)

	June 30, 2005	December 31, 2004
Prepaid expenses and other current assets:
Prepaid insurance	$204	$549
Prepaid support and maintenance contracts	233	91
Other prepaid expenses and other current assets	725	477

	$1,162	$1,117

Property and equipment:
Computer equipment	$5,693	$5,228
Capitalized software and development	9,969	8,661
Furniture and fixtures	1,138	947
Leasehold improvements	347	336

	17,147	15,172
Accumulated depreciation and amortization	(13,209)	(12,012)

	$3,938	$3,160

			Estimated Useful life
Intangible assets:
Customer relationships	$1,600	$—	5 years
Proprietary database	1,100	—	5 years
Trade name	1,100	—	Indefinite
Developed technology	500	—	4 years

	4,300	—
Accumulated amortization	(397)	—

	$3,903	$—

At June 30, 2005, the unamortized balance of purchased intangible assets that will be amortized to future cost of operations was approximately $2.8 million, of which $448,000 is expected to be amortized in the remainder of 2005 and $801,000, $675,000, $550,000, $309,000 and $20,000 is expected to be amortized in 2006, 2007, 2008, 2009 and 2010, respectively.

7. SEGMENT REPORTING

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

8. CAPITAL LEASE AND FINANCING OBLIGATIONS, GUARANTEES, AND RESTRICTED CASH

Capital Leases

We lease certain property under capital leases that expire at various dates through 2007. The effective annual interest rates on our capital lease obligations range from 2.4% to 17%, with a weighted average of 12%. The capital lease obligations are collateralized by the related leased property and equipment.

Financing Obligations

In November 2004, we entered into a Commercial Insurance Premium Finance and Security Agreement (“2005 Financing Agreement”) to finance certain of our liability insurance premiums in the amount of $525,000. Amounts owed under the 2005 Financing Agreement bear interest at an annual rate of 4.99% and principal and interest are payable in monthly installments of approximately $40,300, through September 2005. At June 30, 2005, our liability related to the 2005 Financing Agreement was $80,000, all of which will be paid in 2005.

Line of Credit, Letters of Credit, Term Loans

In February 2005, concurrent with the closing of the merger transaction described in Note 3, we entered into a Business Loan Agreement and Commercial Security Agreement with Bridge Bank, N.A. (“the Lender”) pursuant to which we obtained a $3.0 million term loan (the “Term Loan”) that was utilized to fund a portion of the cash purchase price of Sunset Direct. The Term Loan is to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime plus 1.00% per annum, (7.0% per annum at June 30, 2005).

In June 2005, we entered into a Business Loan Agreement with the Lender pursuant to which we obtained a $1.5 million term loan (the “ June 2005 Term Loan”) that will be utilized to fund the purchase and implementation of our new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime plus 1.00% per annum, (7.0% per annum at June 30, 2005).

The Term Loan and the June 2005 Term Loan are secured by substantially all of our consolidated assets including intellectual property. We must comply with certain financial covenants, including maintaining a minimum quick ratio and maintaining unrestricted cash of $3.0 million with the Lender. As of June 30, 2005, we were in compliance with such covenants.

The Term Loan and the June 2005 Term Loan contain customary covenants that will, subject to limited exceptions, limit our ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Term Loan and the June 2005 Term Loan also provide for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Term Loan and the June 2005 Term Loan. As of June 30, 2005, we had $2.7 million and $1.5 million outstanding on the Term Loan and June 2005 Term Loan, respectively.

In April 2004, we entered into a Business Loan Agreement and a Commercial Security Agreement (the “Revolving Credit Facility”) with the Lender. In connection with the execution of the Term Loan described above, the maximum amount available under the Revolving Credit Facility was decreased from $3.0 million to $2.0 million, which includes a $1.0 million letter of credit facility. In connection with the execution of the June 2005 Term Loan described above, we amended the Revolving Credit Facility by changing its maturity date to May 2006. The Revolving Credit Facility is subject to certain financial covenants, which include maintaining a working capital ratio and tangible net worth and bears interest at the Prime Rate published in the Wall Street Journal but not less than 4.0%. Borrowings and letter of credit issuances are subject to borrowing base calculations and other limitations. The Revolving Credit Facility is secured by substantially all of our assets including intellectual property. The Revolving Credit Facility contains customary covenants that will, subject to limited exceptions, limit the Company’s ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Revolving Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Revolving Credit Facility. As of June 30, 2005, two letters of credit in the aggregate face amount of $750,000 were outstanding under the Revolving Credit Facility (as described below), however, no amounts were drawn on the line of credit with the Lender.

In 2004, we issued Irrevocable Standby Letters of Credit to two of our clients. The letters of credit were issued in the amounts of $250,000 and $500,000 as guarantees for service contracts sold by us on behalf of our clients and expire in November 2005 and September 2006, respectively. The letters of credit were issued under the Revolving Credit Facility described above. At June 30, 2005, no amounts have been drawn against the letters of credit.

Guarantees

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of June 30, 2005 or December 31, 2004.

Restricted Cash

Restricted cash is comprised of cash receipts inadvertently remitted to the Company for goods and services sold by our clients. At the time of cash receipt, the Company records a liability for the amount of cash received and subsequently remits the amounts to its clients. At June 30, 2005, the Company designates all cash receipts inadvertently remitted to the Company be classified in the balance sheet as restricted cash.

9. COMMITMENTS

As of June 30, 2005, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2009, including an additional facility operating lease commitment assumed in connection with the Company’s acquisition of Sunset Direct in February 2005. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up front cash flow related to purchasing the assets. During the three months ended June 30, 2005 and 2004, we recorded rent expense related to these leases of $271,000 and $75,000, respectively. During the six months ended June 30, 2005 and 2004, we recorded rent expense related to these leases of $494,000 and $155,000, respectively. Future payments under our operating leases at June 30, 2005 are as follows:

Remainder of 2005	$327
2006	363
2007	365
2008	371
2009	197

Total payments	$1,623

10. SUBSEQUENT EVENT

Asset Purchase Agreement

On July 1, 2005, Rainmaker and Sunset Direct entered into, and simultaneously closed, an Asset Purchase Agreement (the “Purchase Agreement”) with Launch Project, LLC, the Members of Launch Project, LLC, and Chad Nuss, as Representative of the Members. Pursuant to the Purchase Agreement, Sunset Direct acquired certain of the assets of Launch Project, LLC including certain software and intellectual property. Under the terms of the Purchase Agreement, Sunset Direct paid $40,000 in cash, which was paid upon satisfaction of a condition subsequent to the closing, and Rainmaker issued 700,000 shares of common stock in exchange for the assets. Also, the Members entered into Non-Compete Agreements and two members have accepted employment positions with Sunset Direct or Rainmaker.

We have agreed to file a registration statement with the Securities and Exchange Commission with respect to the 700,000 shares of common stock that have been issued. However, such shares are initially subject to a contractual prohibition on re-sale set forth in the Purchase Agreement as follows: 70,000 of such shares will be available for sale commencing on August 20, 2005, an additional 280,000 of such shares will be available for sale on January 1, 2006, an additional 175,000 of such shares available for sale on April 1, 2006; and, the final 175,000 of such shares available on July 1, 2006. In addition 140,000 shares of common stock consideration have been placed in escrow to secure certain indemnity obligations and will not be released until twelve months after closing, subject to potential post-closing adjustments.

Operating Lease

On August 4, 2005, the Company entered into an operating lease to occupy approximately 16,606 square feet in an existing facility in Campbell, California. The office space will serve as the Company’s corporate headquarters, and the Company will be vacating its current corporate headquarters located in Scotts Valley, California. The lease term will begin on November 1, 2005 and end on October 31, 2008. The Company has an option to extend the lease term for an additional three years. The base rent for the new corporate headquarters during the initial lease term will escalate from approximately $270,000 for the initial year, to approximately $290,000 for the final year. In addition, the Company must pay its proportionate share of operating costs and taxes. In connection with the execution of the lease, the Company has issued a Letter of Credit to the Landlord in the amount of $100,000 as a security deposit.

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

Among the important factors which could cause actual results to differ materially from those in the forward-looking statements are general market conditions, unfavorable economic conditions, our ability to integrate acquisitions (including our recent acquisition of Sunset Direct and the assets of Launch Project) and expand our call center without disruption to our business, our ability to execute our business strategy, the effectiveness of our sales team and approach, our ability to target, analyze and forecast the revenue to be derived from a client and the costs associated with providing services to that client, the date during the course of a calendar year that a new client is acquired, the length of the integration cycle for new clients and the timing of revenues and costs associated therewith, our client concentration given that the Company is currently dependent on a few large client relationships, potential competition in the marketplace, the ability to retain and attract employees, market acceptance of our service programs and pricing options, our ability to maintain our existing technology platform and to deploy new technology, our ability to sign new clients and control expenses, the possibility of the discontinuation of some client relationships, the financial condition of our clients’ business and other factors detailed in the Company’s filings with the Securities and Exchange Commission.

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

Management believes there have been no significant changes during the quarter ended June 30, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, except for the newly applicable accounting policies and estimates relating to our acquisition of Sunset Direct in February 2005, including those relating to the allocation of purchase price and the evaluation of goodwill and intangible assets for impairment.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts at June 30, 2005 and December 31, 2004 was $438,000 and $208,000, respectively.

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

Revenue Recognition and Financial Statement Presentations

During the fourth quarter of fiscal 2004, we reevaluated our application of Emerging Issues Task Force No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF 99-19), to the presentation of our revenues generated from the sale of our client’s products and services. Based on our evaluation, we have changed the manner in which we report revenues earned from certain client contracts in the Statement of Operations to the “Net” basis. Prior to the fourth quarter of 2004, we reported such revenues on a “Gross” basis. In order to provide consistency in all periods presented, revenues and costs of revenues for all prior periods have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit. The effect of such reclassification on the Company’s net revenue for the three and six months ended June 30, 2004 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2004
Net revenue, as previously reported	$10,648	$21,462
Impact of reclassification to reflect net revenue presentation	(7,014)	(14,044)

Net revenue, as reclassified	$3,634	$7,418

Substantially all of our revenues are generated from the sale of service contracts and maintenance renewals, and performance of lead generation services. The Company recognizes revenue from the sale of service contracts and maintenance renewals under the provisions of Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition” and on the “net basis” in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the client’s customer is received; the service contract or maintenance agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain unfulfilled. Revenue from product sales is recognized at the time of shipment of the product directly to the client’s customer. Revenue from lead generation and other services we perform is recognized as the services are accepted. Revenue from fee-based activities is recognized once these services have been delivered. We generally do not enter into multiple-element arrangements with our clients or customers.

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

Concentrations

We generated a significant portion of our net revenues from the marketing and selling of products and services for a limited number of clients. For the three and six months ended June 30, 2005, sales to customers of Dell Inc., (“Dell”) and Hewlett-Packard Company (“HP”) each accounted for more than 10% of our net revenues. For the three and six months ended June 30, 2004, sales to customers of Dell, HP, Nortel Networks, Inc. (“Nortel”), and Sybase, Inc. (“Sybase”) each accounted for more than 10% of our net revenues. For the three and six months ended June 30, 2005, sales to customers of Dell and HP collectively accounted for 44% and 50% of net revenues for the respective periods. For the three and six months ended June 30, 2004, sales to customers of Dell and HP collectively accounted for 72% and 70% of net revenues for the respective periods. For the three and six months ended June 30, 2004, sales to customers of Dell, HP, Nortel, and Sybase collectively accounted for 97% and 96% of net revenues for the respective periods. No individual client’s customer accounted for 10% or more of our net revenues in any period presented.

We have outsource services agreements with certain of our clients that expire at various dates ranging from December 2005 through April 2007. Many of our client agreements contain automatic renewal clauses. These clients may, however, terminate their contracts for cause in accordance with the provisions of each contract. In most cases, a client must provide us with advance written notice of its intention to terminate. The termination or non-renewal of outsource agreements with any one of our significant clients could have a material adverse effect on our financial position, results of operations and cash flows. On July 1, 2005, our service contract with Nortel expired and was not renewed.

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

Related Party Transactions

During 2004, we purchased certain of our computer equipment and software from Dell, our largest client, through arrangements accounted for as capital leases. The leases bear interest at rates ranging between 4.9% and 17% per annum and expire at various dates through February 2007. As of June 30, 2005, property and equipment included amounts held under these capital leases of approximately $276,000 and related accumulated depreciation of approximately $128,000. Principal and interest owed to Dell amounted to approximately $107,000 at June 30, 2005. The capital lease obligations are collateralized by the related leased property and equipment.

During 2003, we purchased certain of our computer equipment from HP, one of our significant clients, through an arrangement accounted for as capital lease. The lease bears interest at 2.4% per annum and expires in June 2006. As of June 30, 2005, property and equipment included amounts held under this capital lease of approximately $122,000 and related accumulated depreciation of approximately $43,000. Principal and interest owed to HP amounted to approximately $71,000 at June 30, 2005. This capital lease obligation is collateralized by the related leased property and equipment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Costs of services	62.7%	43.9%	61.8%	41.8%
Sales and marketing	6.2%	11.3%	8.6%	10.3%
Technology	13.8%	19.0%	13.9%	17.6%
General and administrative	24.1%	37.0%	31.4%	36.7%
Depreciation and amortization	10.7%	11.8%	11.3%	10.9%

Total operating expenses	117.5%	122.9%	127.0%	117.3%

Operating loss	-17.5%	-22.9%	-27.0%	-17.3%

Interest and other (expense) income, net	-0.9%	0.4%	-0.5%	0.3%

Net loss	-18.3%	-22.5%	-27.5%	-17.0%

Comparison of three months ended June 30, 2005 and 2004

Net Revenue. Net revenue increased 121% to $8.0 million for the three months ended June 30, 2005 from $3.6 million for the comparable period in 2004. The increase in revenue was primarily the result of $3.5 million of revenues contributed by Sunset Direct, which we acquired in February 2005, in addition to continued revenue growth with certain ongoing clients.

Our quarterly and annual operating results have fluctuated in the past and are likely to do so in the future. In particular, our revenues are not predictable with any significant degree of certainty and are affected by changes in our clients’ service program offerings, including service contract fees, and by general economic conditions in the United States. In the current economic environment, we have limited visibility over anticipated revenue trends in future periods. Our liquidity, including our ability to comply with loan agreement covenants, may be adversely affected if we were to lose a significant client. On July 1, 2005, our service contract with Nortel expired and was not renewed.

Costs of services. Costs of services increased 216% to $5.0 million for the three months ended June 30, 2005 from $1.6 million for the three months ended June 30, 2004. Costs of services also increased as a percentage of revenue from 44% in the three months ended June 30, 2004 to 63% for the three months ended June 30, 2005. The increase in absolute dollars and as a percentage of net revenue was due to increase in direct sales and marketing personnel in the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. In addition, costs of services increased in absolute dollars as a result of our acquisition of Sunset Direct. Costs of services in absolute dollars and as a percentage of revenue experienced in the three months ended June 30, 2005 are more indicative of future trends and are expected to continue to fluctuate based on our client mix.

Sales and Marketing Expenses. Sales and marketing expenses increased 22% to $501,000 for the three months ended June 30, 2005 from $410,000 for the three months ended June 30, 2004. This was primarily attributable to the addition of sales and marketing personnel through our acquisition of Sunset Direct.

Technology Expenses. Technology expenses increased 61% to $1.1 million for the three months ended June 30, 2005 from $690,000 for the three months ended June 30, 2004. This increase was primarily attributable to the addition of technology personnel and operations through our acquisition of Sunset Direct. In addition, we incurred higher consulting and support fees in connection with the on-going upgrade of our IT infrastructure.

General and Administrative Expenses. General and administrative expenses increased 44% to $1.9 million for the three months ended June 30, 2005, as compared to $1.3 million for the comparable period of 2004. The increase is primarily due to the addition of Sunset Direct administrative personnel and an increase in headcount and professional services.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased 100% to $858,000 for the three months ended June 30, 2005, from $428,000 for the comparable period in 2004. The increase is due to $236,000 of amortization expense associated with intangibles acquired in connection with our acquisition of Sunset Direct, and the result of higher net book values of depreciable assets, primarily related to capitalized internal software development projects, as compared to 2004.

Interest and Other (Expense) Income, Net. The components of interest and other (expense) income, net are as follows (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)
	2005	2004	$ Amt	%
Interest income	$31	$20	$11	55.0%
Interest expense	(65)	(6)	(59)	983.3%
Other expense	(36)	—	(36)	na

	$(70)	$14	$(84)	-600.0%

The increase in interest income is attributable to increased investments in interest bearing instruments. The increase in interest expense is the result of increased borrowings during the period, primarily the $3.0 million Term Loan obtained in February 2005 in connection with the acquisition of Sunset Direct, in addition to interest on obligations of Sunset Direct under capital leases. The increase in other expense is due to a loss on disposition of assets.

Comparison of Six Months Ended June 30, 2005 and 2004

Net Revenue. Net revenue increased 95% to $14.5 million for the six months ended June 30, 2005 from $7.4 million for the comparable period in 2004. The increase in revenue was primarily the result of $5.2 million of revenues contributed by Sunset Direct, which we acquired in February 2005, in addition to continued revenue growth with certain ongoing clients.

Our quarterly and annual operating results have fluctuated in the past and are likely to do so in the future. In particular, our revenues are not predictable with any significant degree of certainty and are affected by changes in our clients’ service program offerings, including service contract fees, and by general economic conditions in the United States. In the current economic environment, we have limited visibility over anticipated revenue trends in future periods. Our liquidity, including our ability to comply with loan agreement covenants, may be adversely affected if we were to lose a significant client. On July 1, 2005, our service contract with Nortel expired and was not renewed.

Costs of services. Costs of services increased 188% to $8.9 million for the six months ended June 30, 2005 from $3.1 million for the six months ended June 30, 2004. Costs of services also increased as a percentage of revenue from 42% in the six months ended June 30, 2004 to 62% for the six months ended June 30, 2005. The increase in absolute dollars and as a percentage of net revenue was due to increase in direct sales and marketing personnel in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. In addition, costs of services increased in absolute dollars as a result of our acquisition of Sunset Direct. Costs of services in absolute dollars and as a percentage of revenue experienced in the six months ended June 30, 2005 are more indicative of future trends and are expected to continue to fluctuate based on our client mix.

Sales and Marketing Expenses. Sales and marketing expenses increased 63% to $1.2 million for the six months ended June 30, 2005 from $766,000 for the six months ended June 30, 2004. This was primarily attributable to the addition of sales and marketing personnel through our acquisition of Sunset Direct. Additionally, we accrued severance costs of $139,000 related to employee terminations that occurred during the three months ended March 31, 2005.

Technology Expenses. Technology expenses increased 54% to $2.0 million for the six months ended June 30, 2005 from $1.3 million for the six months ended June 30, 2004. This increase was primarily attributable to the addition of technology personnel and operations through our acquisition of Sunset Direct. In addition, we incurred higher consulting and support fees in connection with the on-going investment in our IT infrastructure.

General and Administrative Expenses. General and administrative expenses increased 67% to $4.5 million for the six months ended June 30, 2005, as compared to $2.7 million for the comparable period of 2004. The increase is primarily due to the addition of Sunset Direct administrative personnel and an increase in headcount, professional services and consulting fees. Additionally, we accrued severance costs of $493,000 related to employee terminations that occurred during the three months ended March 31, 2005.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased 102% to $1.6 million for the six months ended June 30, 2005, from $810,000 for the comparable period in 2004. The increase is due to $397,000 of amortization expense associated with intangibles acquired in connection with our acquisition of Sunset Direct, and the result of higher net book values of depreciable assets, primarily related to capitalized internal software development projects, as compared to 2004.

Interest and Other (Expense) Income, Net. The components of interest and other (expense) income, net are as follows (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)
	2005	2004	$ Amt	%
Interest income	$64	$37	$27	73.0%
Interest expense	(101)	(13)	(88)	676.9%
Other expense	(36)	—	(36)	na

	$(73)	$24	$(97)	-404.2%

The increase in interest income is attributable to increased investments in interest bearing instruments. The increase in interest expense is the result of increased borrowings during the period, primarily the $3.0 million Term Loan obtained in February 2005 in connection with the acquisition of Sunset Direct, in addition to interest on obligations of Sunset Direct under capital leases. The increase in other expense is due to a loss on disposition of assets.

Liquidity and Sources of Capital

To date, we have funded operations from operating cash flows and net cash proceeds from the sale of common stock. In June 2005, we raised $2.6 million, net of issuance costs, from a private placement of our common stock. In June 2005, we also obtained a $1.5 million term loan that will be utilized to fund the purchase and implementation of our new client management system. In February 2005, we obtained a $3 million term loan to assist in financing the cash purchase price portion of our acquisition of Sunset Direct.

Cash and cash equivalents were $10.2 million at June 30, 2005 as compared to $10.1 million at December 31, 2004. We had negative working capital of $1.9 million at June 30, 2005 as compared to working capital of $2.4 million at

December 31, 2004. The decrease in cash and working capital was primarily a result of cash used in our acquisition of Sunset Direct, accrued liabilities and transaction costs associated with the acquisition, an increase in our accounts payable balance, and an increase in accrued compensation related to severance payments.

Operating activities for the six months ended June 30, 2005 provided cash of $670,000 as compared to cash provided by operating activities of $2.1 million in the comparable period in 2004. Cash provided by operating activities during the six months ended June 30, 2005 was primarily the result of an increase of $2.1 million in accounts payable, non-cash depreciation and amortization charges of $1.6 million, an increase in other accrued liabilities of $1.6 million, and an increase in accrued payroll and benefits liabilities of $684,000, which was offset by our net loss of $4.0 million and an increase in accounts receivable of $1.5 million.

Accounts receivable increased to $10.6 million at June 30, 2005 as compared to $7.9 million at December 31, 2004. The increase is primarily attributable to higher sales in the period ended June 30, 2005 as compared to the quarter ended December 31, 2004, particularly from sales relating to our largest client. In addition, accounts receivable increased through our acquisition of Sunset Direct. The increase in accounts payable was primarily due to the timing of payments to our largest client for service and maintenance contracts sold on its behalf. Accrued compensation and benefits liabilities increased during the six months ended June 30, 2005 as a result employees terminated in March, 2005 and accrued payroll-related liabilities related to our acquisition of Sunset Direct.

Cash used in investing activities was $7.1 million for the six months ended June 30, 2005 as compared to cash used in investing activities of $382,000 for the comparable period in 2004. The increase in cash used in investing activities was primarily due to our investment in Sunset Direct, an increase in restricted cash, as well as an increase in capital expenditures. In the six months ended June 30, 2005, we invested $1.8 million in capital additions as compared to $581,000 in the comparable period of 2004. This increased investment was primarily to improve the capacity of our systems and software to support expansion of client business. Restricted cash as of June 30, 2005 increased by $933,000 during the six months ended June 30, 2005, as compared to a reduction of $199,000 in the comparable period in 2004.

Cash provided by financing activities of $6.6 million in the six months ended June 30, 2005 was primarily a result of our Term Loan and June 2005 Term Loan proceeds aggregating $4.5 million and net proceeds of $2.6 million from our private placement of common stock in June 2005, partially offset by repayment of capital lease and other financing arrangements, whereas cash provided by financing activities of $6.1 million in the comparable period of 2004 was primarily the result of the net proceeds of $6.3 million received from the private placement of our common stock in February 2004 and net proceeds of $259,000 received from the exercise of employee stock options and our employee stock purchase plan, partially offset by repayment of capital lease and other financing arrangements.

On June 15, 2005, we entered into a Purchase Agreement with certain investors. Pursuant to the Purchase Agreement, we agreed to issue 6,702,220 shares of our common stock for gross proceeds of approximately $2.7 million to a group of investors that included members of our management and our board of directors. The sale to investors who are not members of management or the board of directors consisted of 6,400,000 shares of our common stock at a price of $0.40 per share, for gross proceeds of $2,560,000, and the sale to investors who are members of management or the board of directors consisted of 302,220 shares of our common stock at a price of $0.45 per share, for gross proceeds of $136,000. In addition, we issued warrants to the investors to purchase a total of 1,005,334 shares of our common stock at an exercise price of $0.48 per share.

In June 2005, we entered into a Business Loan Agreement with Bridge Bank, N.A. (the “Lender”), pursuant to which we obtained a $1.5 million term loan (the “ June 2005 Term Loan”) that will be utilized to fund the purchase and implementation of our new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime plus 1.00% per annum, (7.0% per annum at June 30, 2005).

On February 8, 2005, we acquired all of the issued and outstanding voting securities of Sunset Direct. Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) with Sunset Direct, we paid approximately $3.5 million in cash that was used to retire approximately $3.3 million of debt and certain liabilities retained by Sunset Direct, issued 3,320,400 shares of common stock in exchange for the outstanding capital stock of Sunset Direct, and incurred approximately $910,000 of acquisition related costs. The estimated value of the 3,320,400 shares of Rainmaker common stock was $2.2 million computed at a per share price of $0.664, the average closing price for the period from February 8, 2005 through February 14, 2005.

Concurrent with the closing of the merger transaction with Sunset Direct in February 2005, we entered into a Business Loan Agreement and Commercial Security Agreement with the Lender, and obtained a $3.0 million term loan (the “Term Loan”) that that was utilized to fund a portion of the cash purchase price of Sunset Direct. The Term Loan is to be repaid in 36 monthly installments $83,000 plus interest at a variable rate of prime plus 1.00% per annum, (7.0% per annum at June 30, 2005).

The Term Loan and June 2005 Term Loan are secured by substantially all of our consolidated assets, including intellectual property. We must comply with certain financial covenants, including maintaining a minimum quick ratio and maintaining unrestricted cash of $3.0 million with the Lender. As of June 30, 2005, we were in compliance with such covenants.

The Term Loan and the June 2005 Term Loan contain customary covenants that will, subject to limited exceptions, limit our ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Term Loan and the June 2005 Term Loan also provide for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Term Loan and the June 2005 Term Loan. As of June 30, 2005, we had $2.7 million and $1.5 million outstanding on the Term Loan and June 2005 Term Loan, respectively.

In April 2004, we entered into a Business Loan Agreement and a Commercial Security Agreement (the “Revolving Credit Facility”) with the Lender. In connection with the execution of the Term Loan described above, the maximum amount available under the Revolving Credit Facility was decreased from $3.0 million to $2.0 million, which includes a $1.0 million letter of credit facility. In connection with the execution of the June 2005 Term Loan described above, we amended the Revolving Credit Facility by changing its maturity date to May 2006. The Revolving Credit Facility is subject to certain financial covenants, which include maintaining a working capital ratio and tangible net worth and bears interest at the Prime Rate published in the Wall Street Journal but not less than 4.0%. Borrowings and letter of credit issuances are subject to borrowing base calculations and other limitations. The Revolving Credit Facility is secured by substantially all of our assets including intellectual property. The Revolving Credit Facility contains customary covenants that will, subject to limited exceptions, limit the Company’s ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Revolving Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Revolving Credit Facility. As of June 30, 2005, two letters of credit in the aggregate face value of $750,000 were outstanding under the Revolving Credit Facility; however, no other amounts were drawn on the line of credit with the Lender.

In 2004, we issued Irrevocable Standby Letters of Credit to two of its clients. The letters of credit were issued in the amounts of $250,000 and $500,000 as guarantees for service contracts sold by us on behalf of our clients and expire in November 2005 and September 2006, respectively. The letters of credit were issued under the Revolving Credit Facility described above. At June 30, 2005, no amounts have been drawn against the letters of credit.

Our principal source of liquidity as of June 30, 2005 consisted of $10.2 million of cash and cash equivalents and our $2.0 million Revolving Credit Facility. In connection with a financial covenant related to our Term Loan and the June 2005 Term Loan, we are required to maintain unrestricted cash deposits of $3.0 million with the Lender, which is included in the $10.2 million of cash and cash equivalents. We anticipate that our existing capital resources, cash flow expected to be generated from future operations, including the newly acquired Sunset Direct operations, and availability of external equity and debt financing sources will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months. However, we may not be able to obtain equity or debt financing on terms acceptable to the Company. If we are unable to obtain the required equity or debt financing, it may impact our ability to execute our operating plan, which could seriously harm our business, operating results and financial condition.

We may require additional funding through a combination of long-term secured and unsecured indebtedness and the issuance of additional equity securities by us to meet our long-term liquidity requirements for the funding of operations, material non-recurring capital expenditures and potential acquisitions.

Off-Balance Sheet Arrangements

Leases

As of June 30, 2005, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2009, including an additional facility operating lease commitment assumed in connection with the Company’s acquisition of Sunset Direct in February 2005. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up front cash flow related to purchasing the assets. During the three months ended June 30, 2005 and 2004, we recorded rent expense related to these leases of $271,000 and $75,000, respectively. During the six months ended June 30, 2005 and 2004, we recorded rent expense related to these leases of $494,000 and $155,000, respectively.

On August 4, 2005, the Company executed an operating lease to occupy approximately 16,606 square feet in an existing facility in Campbell, California. The office space will serve as the Company’s corporate headquarters, and the Company will be vacating its current corporate headquarters located in Scotts Valley, California. The lease term will begin on November 1, 2005 and end on October 31, 2008. The Company has an option to extend the lease term for an additional three years. The base rent for the new corporate headquarters during the initial lease term will escalate from approximately $270,000 for the initial year, to approximately $290,000 for the final year. In addition, the Company must pay its proportionate share of operating costs and taxes. In connection with the execution of the lease, the Company has issued a Letter of Credit to the Landlord in the amount of $100,000 as a security deposit.

Guarantees

In 2004, the Company issued Irrevocable Standby Letters of Credit to two of its clients. The letters of credit were issued in the amounts of $250,000 and $500,000 as guarantees for service contracts sold by the Company on behalf of our clients and expire in November 2005 and September 2006, respectively. The letters of credit are issued under the Revolving Credit Facility. At June 30, 2005, no amounts have been drawn against the letters of credit.

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

Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of June 30, 2005 or December 31, 2004.

Contractual Obligations

Capital Leases

We lease certain property under capital leases that expire at various dates through 2007. The effective annual interest rates on our capital lease obligations range from 2.4% to 17%, with a weighted average of 12.6%. The capital lease obligations are collateralized by the related leased property and equipment.

Financing Obligations

In November 2004, we entered into a Commercial Insurance Premium Finance and Security Agreement (“2005 Financing Agreement”) to finance certain of our liability insurance premiums in the amount of $525,000. Amounts owed under the 2005 Financing Agreement bear interest at an annual rate of 4.99% and principal and interest are payable in monthly installments of approximately $40,300, through September 2005. At June 30, 2005, our liability related to the 2005 Financing Agreement was $80,000, all of which will be paid in 2005.

Term Loans

In June 2005, the Company entered into a Business Loan Agreement with Bridge Bank, N.A. (the “Lender”), pursuant to which the Company obtained a $1.5 million term loan (the “ June 2005 Term Loan”) that will be utilized to fund the implementation of the Company’s new client management system. The June 2005 Term Loan is to be repaid over 36 months and bears interest at a variable rate of prime plus 1.00% per annum, (7.0% per annum at June 30, 2005). As of June 30, 2005, the Company had $1.5 million outstanding on the June 2005 Term Loan.

In February 2005, concurrent with the closing of the acquisition of Sunset Direct, the Company entered into a Business Loan Agreement and Commercial Security Agreement with the Lender (the “Term Loan”). The Term Loan is to be repaid over 36 months and bears interest at a variable rate of prime plus 1.00% per annum, (7.0% per annum at June 30, 2005). As of June 30, 2005, the Company had $2.7 million outstanding on the Term Loan.

Future payments under our contracts and obligations at June 30, 2005 are as follows:

(In thousands)	Capital Leases	Financing Obligations	Term Loan	June Term Loan	Operating Leases	Total
Remainder of 2005	$92	$81	$500	$250	$327	$1,250
2006	89	—	1,000	500	363	1,952
2007	4	—	1,000	500	365	1,869
2008	—	—	167	250	371	788
2009	—	—	—	—	197	197

Total minimum payments	185	81	2,667	1,500	1,623	6,056
Less amount representing interest	(10)	(1)	—	—	—	(11)

Net amount of payments	$175	$80	$2,667	$1,500	$1,623	$6,045

Included in future minimum operating lease payments in 2005 is our obligation relating to our facilities. The operating lease for our corporate facility expires in September 2005. The operating lease for our Austin facility expires in June 2009.

On August 4, 2005, the Company executed an operating lease to occupy approximately 16,606 square feet in an existing facility in Campbell, California. The office space will serve as the Company’s corporate headquarters, and the Company will be vacating its current corporate headquarters located in Scotts Valley, California. The lease term will begin on November 1, 2005 and end on October 31, 2008. The Company has an option to extend the lease term for an additional three years. The base rent for the new corporate headquarters during the initial lease term will escalate from approximately $270,000 for the initial year, to approximately $290,000 for the final year. In addition, the Company must pay its proportionate share of operating costs and taxes. In connection with the execution of the lease, the Company has issued a Letter of Credit to the Landlord in the amount of $100,000 as a security deposit.

Factors That May Affect Future Results and Market Price of Stock

We have incurred recent losses and expect to incur losses in the future.

We incurred a net loss of $1.5 million for the three months ended June 30, 2005, a net loss of $4.0 million for the six months ended June 30, 2005, and a net loss of $4.9 million for the year ended December 31, 2004. Our accumulated losses through June 30, 2005 were $62 million. We may incur losses in the future, depending on the timing of signing of new clients, costs to initiate service for new clients, impact of new and existing clients, our decisions to further invest in our technology or infrastructure, and our ability to continue to increase our operating efficiencies.

We may need to raise additional capital which might not be available or which, if available, could be on terms adverse to our common stockholders.

We anticipate that our existing capital resources, cash flow expected to be generated from future operations, including the newly acquired Sunset Direct operations, and availability of external equity and debt financing sources will enable us to maintain our current level of operations, our planned operations and planned capital expenditures for at least the next twelve months. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may also require additional capital for the acquisition of businesses, products and technologies that are complementary to ours. Further, if we issue equity securities to raise capital, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to execute our operating plan, to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition.

Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client could result in a substantial decrease in our revenue.

We generated a significant portion of our net revenues from the marketing and selling of products and services for a limited number of clients. For the three and six months ended June 30, 2005, sales to customers of Dell Inc., (“Dell”) and Hewlett-Packard Company (“HP”) each accounted for more than 10% of our net revenues. For the three and six months ended June 30, 2004, sales to customers of Dell, HP, Nortel Networks, Inc. (“Nortel”), and Sybase, Inc. (“Sybase”) each accounted for more than 10% of our net revenues. For the three and six months ended June 30, 2005, sales to customers of Dell and HP collectively accounted for 44% and 50% of net revenues for the respective periods. For the three and six months ended June 30, 2004, sales to customers of Dell and HP collectively accounted for 72% and 70% of net revenues for the respective periods. For the three and six months ended June 30, 2004, sales to customers of Dell, HP, Nortel, and Sybase collectively accounted for 97% and 96% of net revenues for the respective periods. No individual client’s customer accounted for 10% or more of our net revenues in any period presented.

We expect that a small number of clients will continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our principal clients could cause a significant decrease in our revenue. In addition, our software and technology clients operate in industries that experience consolidation from time to time, which could reduce the number of our existing and potential clients. Any loss of a single significant client may have a material adverse effect on our financial position, cash flows and results of operations. On July 1, 2005, our service contract with Nortel expired and was not renewed.

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

Terrorist acts or acts of war may cause damage to our employees, facilities, clients, our clients’ customers, and vendors, which could significantly impact our revenues, costs and expenses and financial position. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot be presently predicted. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

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

Factors which may cause our future operating results to be below expectations include:

•	the growth of the market for outsourced sales and marketing solutions;

•	the demand for and acceptance of our services;

•	the demand for our clients’ products and services;

•	the length of the sales and integration cycle for our new clients;

•	our ability to expand relationships with existing clients;

•	our ability to develop and implement additional services, products and technologies (including the assets recently acquired from Launch Project);

•	the success of our direct sales force;

•	our ability to retain existing clients; and

•	our ability to integrate acquisitions (including our recent acquisition of Sunset Direct).

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

As part of our business strategy, we review from time to time business combination prospects (which may include asset acquisitions like the recent acquisition of assets from Launch Project) that would complement our existing business or enhance our technological capabilities, such as our recent acquisition of Sunset Direct. Future business combinations by us could result in potentially dilutive issuances of equity securities, large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could cause our financial performance to suffer. Furthermore, business combinations entail numerous risks and uncertainties, including:

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

Our directors, executive officers and entities affiliated with them together beneficially control approximately 16.9% of our outstanding shares (based on the number of shares outstanding as of July 29, 2005). As a result, any significant combination of those stockholders, acting together, may have the ability to disproportionately influence all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Rainmaker, which, in turn, could depress the market price of our common stock.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of July 29, 2005, we had 56,468,617 outstanding shares of common stock. As of July 29, 2005, there were an aggregate of 8,468,736 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 6,492,729 shares issuable upon exercise of options outstanding under our option plan and 1,976,007 shares of common stock issuable upon exercise of the outstanding warrants issued to the selling stockholders in our private placement transactions completed on June 15, 2005 and February 20, 2004. Under our existing stock option plan and employee stock purchase plan, we may issue up to an additional 6,244,189 shares and 2,334,864 shares of our common stock, respectively, subject to the terms and conditions of such plans. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, compensation or otherwise. We have not entered into any definitive agreements regarding any future acquisitions and cannot ensure that we will be able to identify or complete any acquisition in the future.

In connection with the acquisition of Sunset Direct on February 8, 2005, the Company filed a registration statement with the Securities and Exchange Commission with respect to the shares that were issued to Sunset Direct’s shareholders pursuant to the merger transaction by which we acquired Sunset Direct that was declared effective on July 19, 2005. Pursuant to that registration statement, approximately 1,690,329 of such shares are available for public sale, with an additional 399,986 of such shares available for sale on November 8, 2005 and 399,985 of such shares available for sale on February 8, 2006. Approximately 830,100 shares of common stock consideration have been placed in escrow and will not be released until February 8, 2006, subject to potential post-closing adjustments.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates on our variable rate borrowings. Interest rates on our capital lease obligations are fixed, but rates on borrowings under our term loans and revolving line of credit are variable. In February 2005, the Company entered into a Business Loan Agreement and Commercial Security Agreement pursuant to which the Company obtained a $3.0 million Term Loan that is to be repaid over 36 months and bears interest at a variable rate of prime plus 1.00% per annum, (7.0% per annum at June 30, 2005). As of June 30, 2005, the Company had $2.7 million outstanding on the Term Loan. In June 2005, the Company entered into a Business Loan Agreement pursuant to which the Company obtained a $1.5 million term loan (the “ June 2005 Term Loan”). The June 2005 Term Loan is to be repaid over 36 months and bears interest at a variable rate of prime plus 1.00% per annum, (7.0% per annum at June 30, 2005). As of June 30, 2005, the Company had $1,500,000 outstanding on the June 2005 Term Loan. Based on our projected cash needs for the foreseeable future, we do not expect that our exposure to changes in interest rates for these borrowings will have a material impact on our interest expense.

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

PART II. – OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 2005, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors: Michael Silton (with 41,663,669 shares voting for and 545,227 abstaining); Robert Leff (with 40,338,318 shares voting for and 1,820,578 abstaining); Alok Mohan (with 41,794,775 shares voting for and 414,121 abstaining); Bradford Peppard (with 40,379,324 shares voting for and 1,829,572 abstaining); and, Mitchell Levy (with 41,784,757 shares voting for and 424,139 abstaining).

The stockholders also ratified the appointment of BDO Seidman LLP as independent accountants for the Company for the fiscal year ending December 31, 2005 (with 42,122,797 shares voting for, 67,982 against, 18,117 abstaining, and 0 broker non-votes.

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

RAINMAKER SYSTEMS, INC.

Dated: August 10, 2005	/s/ MICHAEL SILTON
Michael Silton
Chief Executive Officer
(Principal Executive Officer)

/s/ STEVE VALENZUELA
Steve Valenzuela
Secretary and Chief Financial Officer
(Chief Accounting Officer)