Form 10-Q
period 2005-09-30
RAINMAKER SYSTEMS INC
filed 2005-11-10
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No

As of October 25, 2005, the registrant had 56,478,846 shares of Common Stock outstanding.

RAINMAKER SYSTEMS, INC.

FORM 10-Q

AS OF SEPTEMBER 30, 2005 AND FOR THE THREE AND

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

PART I. - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$9,139	$10,104
Restricted cash	602	—
Accounts receivable, less allowance for doubtful accounts of $467 and $208 at September 30, 2005 and December 31, 2004, respectively.	11,012	7,895
Prepaid expenses and other current assets	980	1,117

Total current assets	21,733	19,116
Property and equipment, net	4,324	3,160
Intangible assets, net	3,897	—
Goodwill	3,481
Other noncurrent assets	247	86

Total assets	$33,682	$22,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,212	$15,130
Accrued compensation and benefits	1,499	390
Other accrued liabilities	2,709	747
Deferred revenue	1,935	—
Obligations under financing arrangements	—	355
Current portion of capital lease obligations	126	122
Current portion of notes payable	1,500	—

Total current liabilities	24,981	16,744

Capital lease obligations, less current portion	7	42
Notes payable, less current portion	2,292	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 56,478,717 and 44,419,791 outstanding at September 30, 2005 and December 31, 2004, respectively.	56	44
Additional paid-in capital	69,019	63,509
Accumulated deficit	(62,673)	(57,977)

Total stockholders’ equity	6,402	5,576

Total liabilities and stockholders’ equity	$33,682	$22,362

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenue	$8,594	$3,711	$23,051	$11,129

Operating expenses:
Costs of services	4,925	1,869	13,856	4,973
Sales and marketing	741	421	1,955	1,188
Technology	1,035	651	3,044	1,953
General and administrative	1,699	1,400	6,272	4,118
Depreciation and amortization	850	452	2,485	1,262

Total operating expenses	9,250	4,793	27,612	13,494

Operating loss	(656)	(1,082)	(4,561)	(2,365)
Interest and other (expense) income, net	(60)	9	(133)	33

Net loss	$(716)	$(1,073)	$(4,694)	$(2,332)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.09)	$(0.06)

Weighted average common shares outstanding - basic and diluted	56,391	44,319	50,675	42,325

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net loss	$(4,694)	$(2,332)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,832	1,262
Amortization of intangible assets	653	—
Provision for allowances for doubtful accounts	259	71
(Gain) Loss on disposal of fixed assets	62	(2)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(1,898)	(1,820)
Prepaid expenses and other assets	91	(288)
Accounts payable	1,486	5,214
Accrued compensation and benefits	371	17
Other accrued liabilities	1,908	414
Deferred revenue	675	—

Net cash provided by operating activities	745	2,536

Investing activities:
Purchases of property and equipment	(2,778)	(1,162)
Restricted cash, net	(602)	(423)
Acquisition of business, net of cash acquired	(4,508)	—

Net cash used in investing activities	(7,888)	(1,585)

Financing activities:
Proceeds from issuance of common stock from option exercises	315	277
Proceeds from issuance of common stock from ESPP	22	38
Net proceeds from issuance of common stock and warrants from private placement	2,596	6,302
Proceeds from notes payable	4,500	—
Principal payments on notes payable	(708)	—
Principal payments on financing obligations	(355)
Principal payments on capital lease obligations	(192)	(566)

Net cash provided by financing activities	6,178	6,051

Net (decrease) increase in cash and cash equivalents	(965)	7,002

Cash and cash equivalents at beginning of period	10,104	4,854

Cash and cash equivalents at end of period	$9,139	$11,856

Supplemental disclosure for cash paid during the period:

Interest	143	20

Issuance of common stock in Business Acquisitions	$2,590	—

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

These interim financial statements reflect Rainmaker’s purchase of Quarter End, Inc. (“Quarter End”) and include Quarter End’s financial results from the date of acquisition, February 8, 2005, through September 30, 2005. Quarter End conducted business under the name Sunset Direct and changed its name to Sunset Direct, Inc. (“Sunset Direct”) in connection with the transaction. Accordingly, hereinafter in this Form 10-Q, Quarter End is referred to as Sunset Direct. See Note 3 below for the terms of the transaction.

The results of our operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the year ending December 31, 2005, or any other period. These condensed consolidated financial statements should be read in conjunction with Rainmaker’s financial statements and notes thereto included in Rainmaker’s Annual Report on Form 10-K/A for the year ended December 31, 2004. Balance sheet information as of December 31, 2004 has been derived from the audited financial statements for the year then ended.

Certain amounts reported in the accompanying financial statements for 2004 have been reclassified to conform to the 2005 presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside the Company, and other relevant facts and circumstances. Actual results could differ from those estimates. Critical estimates that are particularly significant include the assessment of the recoverability and measuring impairment of fixed assets, intangible assets and goodwill, allocation of purchase price in business combinations, revenue recognition and presentation policies, and the valuation of accounts receivable.

Allowance for Doubtful Accounts

We maintain an allowance for potentially uncollectible accounts receivable based on our assessment of collectibility. We assess collectibility based on a number of factors, including past history, the number of days an amount is past due (based on invoice due date), credit ratings of our client’s customers, current events and circumstances regarding the business of our client’s customers and other factors that we believe are relevant. Charges for uncollectible accounts are included as a component of costs of services in our statement of operations. At September 30, 2005 and December 31, 2004, our allowance for potentially uncollectible accounts was $467,000 and $208,000, respectively.

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

The effect of such reclassification on the Company’s net revenue for the three and nine months ended September 30, 2004 is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2004
Net revenue, as previously reported	$10,828	$32,290
Impact of reclassification to reflect net revenue presentation	(7,117)	(21,161)

Net revenue, as reclassified	$3,711	$11,129

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

Costs of Services

Costs of services consist of costs associated with promoting and selling our clients’ products and services including compensation costs of sales personnel, sales commissions and bonuses, costs of designing, producing and delivering marketing services, and salaries and other personnel expenses related to fee-based activities. Costs of services also include the cost of inbound and outbound shipping. Most of the costs are personnel related and may fluctuate in absolute dollars based on our client mix. Bonuses and sales commissions will typically change in proportion to revenue or profitability.

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

Stock-Based Compensation

As of September 30, 2005, we had two active stock-based compensation plans, the 2003 Stock Incentive Plan and the 1999 Employee Stock Purchase Plan, which are more fully described in Note 7 to the financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2004. We account for our stock-based awards to employees in accordance with the intrinsic value method and disclose the pro forma effect on operations of using the fair value method of valuing these awards. The fair value of these awards is calculated using the Black-Scholes option pricing model, which requires that we estimate the volatility of our stock, an appropriate risk-free interest rate, and our dividend yield. The calculation of fair value is highly sensitive to the expected life of the stock-based award and the volatility of our stock, both of which we estimate based primarily on historical experience.

As permitted under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company has elected to continue to follow APB No. 25 and related interpretations in accounting for its stock-based awards to employees. Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards since the fair value of the employee stock awards meet or exceed the strike price of the award at grant date.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 148 and has been determined as if the Company had accounted for awards to employees under the fair value method of SFAS No. 123. The fair value of stock options under the Company’s 2003 Stock Incentive Plan and stock purchase rights under the Company’s 1999 Employee Stock Purchase Plan was estimated as of the grant date using the Black-Scholes option pricing model. Weighted average assumptions used for these calculations include a 4 year life for all periods, volatility range between 1.4 and 1.8, risk fee interest rate between 3.1% and 4% and no dividend assumptions.

Had we recognized compensation expense for the grant date fair value of stock-based awards granted to employees and non-employee members of our Board of Directors in accordance with SFAS 123, our net loss and net loss per share would have increased to the pro forma amounts below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss as reported	$(716)	$(1,073)	$(4,694)	$(2,332)
Total stock-based employee compensation expense determined under the fair value method	(252)	(270)	(734)	(573)

Pro forma net loss	$(968)	$(1,343)	$(5,428)	$(2,905)

Basic and diluted net loss per share as reported	$(0.01)	$(0.02)	$(0.09)	$(0.06)

Basic and diluted net loss per share pro forma	$(0.02)	$(0.03)	$(0.11)	$(0.07)

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

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. In April 2005, the Securities and Exchange Commission announced a new rule allowing companies to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or Dec. 15, 2005 for small business issuers. In accordance with that rule, we will comply with Statement No. 123R beginning with the interim financial statements for the first quarter of 2006, filed with the Securities and Exchange Commission. Statement No. 123R applies to all outstanding and unvested share-based payment awards at a company’s adoption date. We expect that the adoption of this standard will increase our net loss and loss per share, however it will have no impact on cash flow.

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

3. ACQUISITIONS

Launch Project Asset Purchase

On July 1, 2005, Rainmaker and Sunset Direct entered into, and simultaneously closed, an Asset Purchase Agreement (the “Purchase Agreement”) with Launch Project, LLC, the members of Launch Project, LLC, and Chad Nuss, as representative of the members (“Launch Project”). Pursuant to the Purchase Agreement, Sunset Direct acquired certain of the assets of Launch Project including certain software and intellectual property. Under the terms of the Purchase Agreement, Sunset Direct paid $40,000 in cash and Rainmaker issued 700,000 shares of common stock in exchange for the assets and incurred approximately $82,000 of purchase related costs. The estimated value of the 700,000 shares of Rainmaker common stock was $385,000 computed at a per share price of $0.55, the average closing price for the period from June 30, 2005 through July 7, 2005.

Assets acquired from Launch Project were recorded at their estimated fair values as of July 1, 2005. The total purchase price was $507,000 as follows:

(in thousands)
Issuance of 700,000 shares of Rainmaker Common Stock	$385
Cash payment for acquisition of Launch Project	40
Acquisition related transaction costs	82

Total purchase price	$507

Using the purchase method of accounting, the total purchase price was allocated to Launch Project’s net tangible and identifiable intangible assets based on their estimated fair values as of July 1, 2005. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. Based upon a valuation by management, the total purchase price was allocated as follows:

(in thousands)
Developed technology and customer relationships	$249
Goodwill	258

Total purchase price allocation	$507

Sunset Direct

On February 8, 2005, we acquired all of the issued and outstanding voting securities of Sunset Direct by means of a merger of Sunset Direct and a wholly owned subsidiary of Rainmaker, with Sunset Direct continuing as the surviving corporation. The results of Sunset Direct’s operations have been included in the condensed consolidated financial statements since that date. Sunset Direct is an outsource provider of lead generation services primarily to high-tech companies. As a result of the acquisition, Sunset Direct has been accretive to our financial results and has provided certain other benefits including cross-selling, client diversification, expanded service offering and a larger, more cost-effective talent pool. Pursuant to our Agreement and Plan of Merger (the “Merger Agreement”) with Sunset Direct, we paid approximately $3.5 million in cash that was used to retire approximately $3.3 million of debt and certain liabilities retained by Sunset Direct, issued 3,320,400 shares of common stock in exchange for the outstanding capital stock of Sunset Direct, and incurred approximately $910,000 of acquisition related costs. The estimated value of the 3,320,400 shares of Rainmaker common stock was $2.2 million computed at a per share price of $0.664, the average closing price for the period from February 8, 2005 through February 14, 2005.

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

	Proforma Results Including Acquisition of Sunset Direct
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$8,594	$6,577	$24,042	$19,878

Net loss	$(716)	$(1,371)	$(4,988)	$(3,078)

Pro forma net loss per share - basic and diluted	$(0.01)	$(0.03)	$(0.10)	$(0.07)

Pro forma weighted average shares outstanding – basic and diluted:	56,391	47,639	51,386	45,645

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

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic and diluted:
Net loss	$(716)	$(1,073)	$(4,694)	$(2,332)

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.09)	$(0.06)

Weighted-average common shares outstanding - basic and diluted	56,391	44,319	50,675	42,325

Options and warrants to purchase 8,467,888 and 6,359,568 shares of common stock were outstanding at September 30, 2005 and 2004, respectively, and were not included in the diluted net loss per share computation, as the effect of including such options and warrants would be anti-dilutive because of the net loss recorded in each period.

5. STOCKHOLDERS’ EQUITY

On July 1, 2005, Rainmaker and Sunset Direct entered into, and simultaneously closed, an Asset Purchase Agreement (the “Purchase Agreement”) with Launch Project, LLC, the members of Launch Project, LLC, and Chad Nuss, as representative of the members. Pursuant to the Purchase Agreement, Sunset Direct acquired certain of the assets of Launch Project, LLC including certain software and intellectual property. Under the terms of the Purchase Agreement, Sunset Direct paid $40,000 in cash, which was paid upon satisfaction of a condition subsequent to the closing, and Rainmaker issued 700,000 shares of common stock in exchange for the assets and incurred approximately $82,000 of purchase related costs. Also, the members entered into certain non-compete agreements and two members accepted employment positions with Sunset Direct or Rainmaker.

On June 15, 2005, the Company entered into a Purchase Agreement with certain investors. Pursuant to the Purchase Agreement, the Company agreed to issue 6,702,220 shares of the Company’s common stock for gross proceeds of approximately $2.7 million to a group of investors that included members of the Company’s management and its board of directors. The sale to investors who were not members of management or the board of directors consisted of 6,400,000 shares of the Company’s common stock at a price of $0.40 per share, for gross proceeds of $2,560,000, and the sale to investors who were members of management or the board of directors consisted of 302,220 shares of the Company’s common stock at a price of $0.45 per share, based on the market price at closing, for gross proceeds of $136,000. In addition, the Company issued warrants to the investors to purchase a total of 1,005,334 shares of common stock of the Company at an exercise price of $0.48 per share. Estimated stock offering costs of $100,000 have been reflected as a reduction of the gross proceeds received. The shares reserved for issuance upon exercise of the warrants are not included for the purpose of computing the weighted average common shares outstanding used in the net loss per share calculation because the effect would be antidilutive.

6. BALANCE SHEET COMPONENTS (in thousands)

	September 30, 2005	December 31, 2004
Prepaid expenses and other current assets:
Prepaid insurance	$102	$549
Prepaid support and maintenance contracts	176	91
Other prepaid expenses and other current assets	702	477

	$980	$1,117

Property and equipment:
Computer equipment	$6,589	$5,228
Capitalized software and development	8,502	8,661
Furniture and fixtures	2,689	947
Leasehold improvements	348	336

	18,128	15,172
Accumulated depreciation and amortization	(13,804)	(12,012)

	$4,324	$3,160

			Estimated Useful life
Intangible assets:
Customer relationships	$1,670	$—	5 years
Proprietary database	1,100	—	5 years
Trade name	1,100	—	Indefinite
Developed technology	680	—	4 years

	4,550	—
Accumulated amortization	(653)	—

	$3,897	$—

At September 30, 2005, the unamortized balance of purchased intangible assets that will be amortized to future cost of operations was approximately $2.8 million, of which $245,000 is expected to be amortized in the remainder of 2005 and $882,000, $725,000, $595,000, $331,000 and $20,000 is expected to be amortized in 2006, 2007, 2008, 2009 and 2010, respectively.

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

Financing Obligations

In November 2004, we entered into a Commercial Insurance Premium Finance and Security Agreement (“2005 Financing Agreement”) to finance certain of our liability insurance premiums in the amount of $525,000. Amounts owed under the 2005 Financing Agreement bear interest at an annual rate of 4.99% and principal and interest are payable in monthly installments of approximately $40,300, through September 2005. At September 30, 2005, our liability related to the 2005 Financing Agreement was $0.

Line of Credit, Letters of Credit, Term Loans

In February 2005, concurrent with the closing of the merger transaction described in Note 3, we entered into a Business Loan Agreement and Commercial Security Agreement with Bridge Bank, N.A. (the “Lender”) pursuant to which we obtained a $3.0 million term loan (the “Term Loan”) that was utilized retire certain indebtedness and certain other liabilities of Sunset Direct. The Term Loan is to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime plus 1.00% per annum (7.75% per annum at September 30, 2005).

In June 2005, we entered into a Business Loan Agreement with the Lender pursuant to which we obtained a $1.5 million term loan (the “ June 2005 Term Loan”) that will be utilized to fund the purchase and implementation of our new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime plus 1.00% per annum (7.75% per annum at September 30, 2005).

The Term Loan and the June 2005 Term Loan are secured by substantially all of our consolidated assets including intellectual property. We must comply with certain financial covenants, including maintaining a minimum quick ratio and maintaining unrestricted cash of $3.0 million with the Lender. As of September 30, 2005, we were in compliance with such covenants.

The Term Loan and the June 2005 Term Loan contain customary covenants that will, subject to limited exceptions, limit our ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Term Loan and the June 2005 Term Loan also provide for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Term Loan and the June 2005 Term Loan. As of September 30, 2005, we had $2.4 million and $1.4 million outstanding on the Term Loan and June 2005 Term Loan, respectively.

In April 2004, we entered into a Business Loan Agreement and a Commercial Security Agreement (the “Revolving Credit Facility”) with the Lender. In connection with the execution of the Term Loan described above, the maximum amount available under the Revolving Credit Facility was decreased from $3.0 million to $2.0 million, which includes a $1.0 million letter of credit facility. In connection with the execution of the June 2005 Term Loan described above, we amended the Revolving Credit Facility by changing its maturity date to May 2006. The Revolving Credit Facility is subject to certain financial covenants, which include maintaining a minimum capital ratio and tangible net worth and bears interest at the Prime Rate published in the Wall Street Journal but not less than 4.0%. Borrowings and letter of credit issuances are subject to borrowing base calculations and other limitations. The Revolving Credit Facility is secured by substantially all of our assets including intellectual property. The Revolving Credit Facility contains customary covenants that will, subject to limited exceptions, limit the Company’s ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Revolving Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Revolving Credit Facility. As of September 30, 2005, three letters of credit in the aggregate face amount of $850,000 were outstanding under the Revolving Credit Facility (as described below), however, no amounts were drawn on the line of credit with the Lender.

In July 2005, we issued an Irrevocable Standby Letter of Credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued Irrevocable Standby Letters of Credit to two of our clients. The letters of credit were issued in the amounts of $250,000 and $500,000 as guarantees for service contracts sold by us on behalf of our clients and expire in November 2005 and September 2006, respectively. The letters of credit were issued under the Revolving Credit Facility described above. At September 30, 2005, no amounts have been drawn against the letters of credit.

Guarantees

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of September 30, 2005 or December 31, 2004.

Restricted Cash

Restricted cash is comprised of cash receipts inadvertently remitted to the Company for goods and services sold by our clients. At the time of cash receipt, the Company records a liability for the amount of cash received and subsequently remits the amounts to its clients. At September 30, 2005, the Company designates all cash receipts inadvertently remitted to the Company be classified in the balance sheet as restricted cash.

9. COMMITMENTS

As of September 30, 2005, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2009, including an additional facility operating lease commitment assumed in connection with the Company’s acquisition of Sunset Direct in February 2005 and the recently executed lease for the Company’s new corporate headquarters in Campbell, California (see “New Operating Lease” below). These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and upfront cash flow related to purchasing the assets. During the three months ended September 30, 2005 and 2004, we recorded rent expense related to these leases of $76,000 and $75,000, respectively. During the nine months ended September 30, 2005 and 2004, we recorded rent expense related to these leases of $770,000 and $230,000, respectively. We did not record any rent expense associated with the new corporate facility as that lease does not begin until November 2005. Future minimum payments under our operating leases at September 30, 2005 are as follows:

Amounts (In thousands)
Remainder of 2005	$235
2006	634
2007	645
2008	612
2009	197

Total payments	$2,323

New Operating Lease

On August 4, 2005, the Company executed an operating lease to occupy approximately 16,000 square feet in an existing facility in Campbell, California. The office space will serve as the Company’s corporate headquarters, and the Company will be vacating its current corporate headquarters located in Scotts Valley, California. The lease term will begin on November 1, 2005 and end on October 31, 2008. The Company has an option to extend the lease term for an additional three years. The base rent for the new corporate headquarters during the initial lease term will escalate from approximately $270,000 for the initial year, to approximately $280,000 for the final year. In addition, the Company must pay its proportionate share of operating costs and taxes. In connection with the execution of the lease, the Company has issued a Letter of Credit to the Landlord in the amount of $100,000 as a security deposit.

10. SUBSEQUENT EVENT

On November 1, 2005, the company announced it will request stockholder approval for the Company’s board of directors to consider a reverse stock split.

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

Among the important factors which could cause actual results to differ materially from those in the forward-looking statements are general market conditions, unfavorable economic conditions, our ability to integrate acquisitions (including our recent acquisition of Sunset Direct and the assets of Launch Project) and expand our call center without disruption to our business, our ability to execute our business strategy, the effectiveness of our sales team and approach, our ability to target, analyze and forecast the revenue to be derived from a client and the costs associated with providing services to that client, the date during the course of a calendar year that a new client is acquired, the length of the integration cycle for new clients and the timing of revenues and costs associated therewith, our client concentration given that the Company is currently dependent on a few large client relationships, potential competition in the marketplace, the ability to retain and attract employees, market acceptance of our service programs and pricing options, our ability to maintain our existing technology platform and to deploy new technology, our ability to sign new clients and control expenses, the possibility of the discontinuation of some client relationships, the financial condition of our clients’ business, our ability to raise additional equity or debt financing and other factors detailed in the Company’s filings with the Securities and Exchange Commission.

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

To date, the majority of our revenues have been derived from marketing and selling our client’s service contracts. Because of this, our quarterly and annual revenues are subject to fluctuation based on the total service contracts available for renewal or conversion in that period. As a result of this as well as general conditions in the United States, our net revenue has fluctuated in the past and may do so again. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition. During unfavorable economic periods, it may be more difficult to sign new clients or expand relationships with existing clients. In addition, during unfavorable economic periods, spending on existing and new technology may decrease, resulting in downgrades of service contracts or fewer new service contracts, which may have a material adverse impact on our business. This impact may be offset as technology companies may compensate for decreased spending on new technology and technology upgrades with expanded service contracts on their existing technology.

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

Management believes there have been no significant changes during the three months ended September 30, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, except for the newly applicable accounting policies and estimates relating to our acquisition of Sunset Direct in February 2005 and our asset purchase with Launch Project, LLC, including those relating to the allocation of purchase price and the evaluation of goodwill and intangible assets for impairment.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts at September 30, 2005 and December 31, 2004 was $467,000 and $208,000, respectively.

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

Revenue Recognition and Financial Statement Presentations

During the fourth quarter of fiscal 2004, we reevaluated our application of Emerging Issues Task Force No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF 99-19), to the presentation of our revenues generated from the sale of our client’s products and services. Based on our evaluation, we have changed the manner in which we report revenues earned from certain client contracts in the Statement of Operations to the “Net” basis. Prior to the fourth quarter of 2004, we reported such revenues on a “Gross” basis. In order to provide consistency in all periods presented, revenues and costs of revenues for all prior periods have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit. The effect of such reclassification on the Company’s net revenue for the three and nine months ended September 30, 2004 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2004
Net revenue, as previously reported	$10,828	$32,290
Impact of reclassification to reflect net revenue presentation	(7,117)	(21,161)

Net revenue, as reclassified	$3,711	$11,129

Substantially all of our revenues are generated from the sale of service contracts and maintenance renewals, and performance of lead generation services. The Company recognizes revenue from the sale of service contracts and maintenance renewals under the provisions of Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition” and reports revenues on the “net basis” in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the client’s customer is received; the service contract or maintenance agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain unfulfilled. Revenue from product sales is recognized at the time of shipment of the product directly to the client’s customer. Revenue from services we perform is recognized as the services are accepted. Revenue from fee-based activities is recognized once these services have been delivered. We generally do not enter into multiple-element arrangements with our clients or customers.

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

Concentrations

We generated a significant portion of our net revenues from the marketing and selling of products and services for a limited number of clients. For the three and nine months ended September 30, 2005, sales to customers of Dell Inc. (“Dell”) and Hewlett-Packard Company (“HP”) each accounted for more than 10% of our net revenues. For the three and nine months ended September 30, 2004, sales to customers of Dell, HP, Nortel Networks, Inc. (“Nortel”), and Sybase, Inc. (“Sybase”) each accounted for more than 10% of our net revenues. For the three and nine months ended September 30, 2005, sales to customers of Dell and HP collectively accounted for 45% and 48% of net revenues for the respective periods. For the three and nine months ended September 30, 2004, sales to customers of Dell and HP collectively accounted for 72% and 70% of net revenues for the respective periods. For the three and nine months ended September 30, 2004, sales to customers of Dell, HP, Nortel, and Sybase collectively accounted for 98% and 97% of net revenues for the respective periods. No individual client’s customer accounted for 10% or more of our net revenues in any period presented.

We have outsource services agreements with certain of our clients that expire at various dates ranging from December 2005 through April 2007. Many of our client agreements contain automatic renewal clauses. These clients may, however, terminate their contracts for cause in accordance with the provisions of each contract. In most cases, a client must provide us with advance written notice of its intention to terminate. The termination or non-renewal of outsource agreements with any one of our significant clients could have a material adverse effect on our financial position, results of operations and cash flows. Our contract with Sybase is currently scheduled to expire on December 31, 2005. While we are engaged in negotiations with Sybase to renew this contract, the loss of Sybase as a client would have a negative impact on future results.

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

Related Party Transactions

During 2004, we purchased certain of our computer equipment and software from Dell, our largest client, through arrangements accounted for as capital leases. The leases bear interest at rates ranging between 4.9% and 17% per annum and expire at various dates through February 2007. As of September 30, 2005, property and equipment included amounts held under these capital leases of approximately $276,000 and related accumulated depreciation of approximately $128,000. Principal and interest owed to Dell amounted to approximately $107,000 at September 30, 2005. The capital lease obligations are collateralized by the related leased property and equipment.

During 2003, we purchased certain of our computer equipment from HP, one of our significant clients, through an arrangement accounted for as capital lease. The lease bears interest at 2.4% per annum and expires in June 2006. As of September 30, 2005, property and equipment included amounts held under this capital lease of approximately $122,000 and related accumulated depreciation of approximately $43,000. Principal and interest owed to HP amounted to approximately $71,000 at September 30, 2005. This capital lease obligation is collateralized by the related leased property and equipment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Costs of services	57.3%	50.4%	60.1%	44.7%
Sales and marketing	8.6%	11.3%	8.5%	10.7%
Technology	12.0%	17.5%	13.2%	17.5%
General and administrative	19.7%	37.7%	27.2%	37.0%
Depreciation and amortization	9.8%	12.2%	10.8%	11.3%

Total operating expenses	107.6%	129.1%	119.8%	121.2%

Operating loss	-7.6%	-29.1%	-19.8%	-21.2%
Interest and other (expense) income, net	-0.6%	0.2%	-0.6%	0.3%

Net loss	-8.3%	-28.9%	-20.4%	-20.9%

Comparison of three months ended September 30, 2005 and 2004

Net Revenue. Net revenue increased 132% to $8.6 million for the three months ended September 30, 2005 from $3.7 million for the comparable period in 2004. The increase in revenue was primarily the result of $3.8 million of revenues contributed by Sunset Direct, which we acquired in February 2005, in addition to continued revenue growth with certain ongoing clients.

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

Costs of services. Costs of services increased 164% to $4.9 million for the three months ended September 30, 2005 from $1.9 million for the three months ended September 30, 2004. Costs of services also increased as a percentage of revenue from 50.4% in the three months ended September 30, 2004 to 57.3% for the three months ended September 30, 2005. The total increase of $3.1 million for the comparative three month periods was almost entirely due to an overall increase of approximately 141 people in direct sales and marketing personnel as a result of our acquisition of Sunset Direct. Costs of services in absolute dollars and as a percentage of revenue are expected to continue to fluctuate based on our client mix.

Sales and Marketing Expenses. Sales and marketing expenses increased 76% to $741,000 for the three months ended September 30, 2005 from $421,000 for the three months ended September 30, 2004. This was primarily attributable to the addition of 9 sales and marketing personnel through our acquisition of Sunset Direct and the increase of 6 salespeople focused on adding new clients to our business.

Technology Expenses. Technology expenses increased 59% to $1.0 million for the three months ended September 30, 2005 from $651,000 for the three months ended September 30, 2004. This increase was primarily attributable to the addition of approximately 9 technology personnel and operations through our acquisition of Sunset Direct. In addition, we incurred higher consulting and support fees in connection with the on-going upgrade of our IT infrastructure.

General and Administrative Expenses. General and administrative expenses increased 21% to $1.7 million for the three months ended September 30, 2005, as compared to $1.4 million for the comparable period of 2004. The increase is primarily due to the addition of approximately 12 Sunset Direct administrative personnel and an increase in headcount and professional services.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased 88% to $850,000 for the three months ended September 30, 2005, from $452,000 for the comparable period in 2004. The increase is due to $228,000 of amortization expense associated with intangibles acquired in connection with our acquisition of Sunset Direct, and the result of higher net book values of depreciable assets, primarily related to capitalized internal software development projects, as compared to 2004.

Interest and Other (Expense) Income, Net. The components of interest and other (expense) income, net are as follows (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)
	2005	2004	$ Amt	%
Interest income	$29	$22	$7	31.8%
Interest expense	(90)	(7)	(83)	1185.7%
Other income (expense)	1	(6)	7	na

	$(60)	$9	$(69)	-766.7%

The increase in interest income is attributable to an increase in interest rates on investments in interest bearing instruments. The increase in interest expense is the result of increased borrowings during the period, primarily the $3.0 million Term Loan obtained in February 2005 in connection with the acquisition of Sunset Direct, interest on the June 2005 Term Loan to fund the purchase and implementation of our new client management system, in addition to interest on obligations of Sunset Direct under capital leases. The increase in other expense is due to a loss on disposition of assets.

Comparison of Nine Months Ended September 30, 2005 and 2004

Net Revenue. Net revenue increased 107% to $23 million for the nine months ended September 30, 2005 from $11.1 million for the comparable period in 2004. The increase in revenue was primarily the result of $9.2 million of revenues contributed by Sunset Direct, which we acquired in February 2005, in addition to continued revenue growth with certain ongoing clients.

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

Costs of services. Costs of services increased 179% to $13.9 million for the nine months ended September 30, 2005 from $5 million for the nine months ended September 30, 2004. Costs of services also increased as a percentage of revenue from 45% in the nine months ended September 30, 2004 to 60% for the nine months ended September 30, 2005. The total increase of $8.9 million for the nine month comparative periods was almost entirely due to an increase of approximately 141 direct sales and marketing personnel that were added as a result of our acquisition of Sunset Direct. Costs of services in absolute dollars and as a percentage of revenue are expected to continue to fluctuate based on our client mix.

Sales and Marketing Expenses. Sales and marketing expenses increased 65% to $2.0 million for the nine months ended September 30, 2005 from $1.2 million for the nine months ended September 30, 2004. This $800,000 total increase was primarily attributable to the addition of 9 sales and marketing personnel through our acquisition of Sunset Direct and 6 additional salespeople focused on adding new clients to our business. Additionally, we accrued severance costs of $139,000 related to employee terminations that occurred during the three months ended March 31, 2005.

Technology Expenses. Technology expenses increased 56% to $3.0 million for the nine months ended September 30, 2005 from $2 million for the nine months ended September 30, 2004. This increase was primarily attributable to the addition of approximately 9 technology personnel and operations through our acquisition of Sunset Direct. In addition, we incurred higher consulting and support fees in connection with the on-going investment in our IT infrastructure.

General and Administrative Expenses. General and administrative expenses increased 52% to $6.3 million for the nine months ended September 30, 2005, as compared to $4.1 million for the comparable period of 2004. The increase is primarily due to the addition of approximately 12 Sunset Direct administrative personnel and an increase in headcount, professional services and consulting fees. Additionally, we accrued severance costs of $493,000 related to employee terminations that occurred during the three months ended March 31, 2005.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased 97% to $2.5 million for the nine months ended September 30, 2005, from $1.3 million for the comparable period in 2004. The increase is due to $625,000 of amortization expense associated with intangibles acquired in connection with our acquisition of Sunset Direct, and the result of higher net book values of depreciable assets, primarily related to capitalized internal software development projects, as compared to 2004.

Interest and Other (Expense) Income, Net. The components of interest and other (expense) income, net are as follows (dollars in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)
	2005	2004	$ Amt	%
Interest income	$93	$58	$35	60.3%
Interest expense	(191)	(21)	(170)	809.5%
Other expense	(35)	(4)	(31)	na

	$(133)	$33	$(166)	-503.0%

The increase in interest income is attributable to an increase in interest rates on investments in interest bearing instruments. The increase in interest expense is the result of increased borrowings during the period, primarily the $3.0 million Term Loan obtained in February 2005 in connection with the acquisition of Sunset Direct, and the June 2005 Term Loan to fund the purchase and implementation of our new client management system, in addition to interest on obligations of Sunset Direct under capital leases. The increase in other expense is due to a loss on disposition of assets.

Liquidity and Sources of Capital

To date, we have funded operations from operating cash flows and net cash proceeds from the sale of common stock and the incurrence of debt. In June 2005, we raised $2.6 million, net of issuance costs, from a private placement of our common stock. In June 2005, we also obtained a $1.5 million term loan that is being utilized to fund the purchase and implementation of our new client management system. In February 2005, we obtained a $3 million term loan to retire certain indebtedness and certain other liabilities of Sunset Direct in connection with our acquisition of Sunset Direct.

Our principal source of liquidity as of September 30, 2005 consisted of $9.1 million of cash and cash equivalents and our $2.0 million Revolving Credit Facility. In connection with a financial covenant related to our Term Loan and the June 2005 Term Loan, we are required to maintain unrestricted cash deposits of $3.0 million with the Lender, which is included in the $9.1 million of cash and cash equivalents. We anticipate that our existing capital resources, cash flow expected to be generated from future operations, including the newly acquired Sunset Direct operations, and availability of external equity and debt financing sources will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months. However, we may not be able to obtain equity or debt financing on terms acceptable to the Company. If we are unable to obtain the required equity or debt financing, it may impact our ability to execute our operating plan, which could seriously harm our business, operating results and financial condition.

We expect we will require additional funding through a combination of long-term secured and unsecured indebtedness and the issuance of additional equity securities by us to meet our long-term liquidity requirements for the funding of operations, material non-recurring capital expenditures and potential acquisitions.

Cash and cash equivalents were $9.1 million at September 30, 2005 as compared to $10.1 million at December 31, 2004. We had negative working capital of $3.2 million at September 30, 2005 as compared to working capital of $2.4 million at December 31, 2004. The decrease in cash and working capital was primarily a result of cash used in our acquisition of Sunset Direct, transaction costs associated with the acquisition, an increase in our accounts payable balance due to increased service sales, an increase in accrued compensation related to severance payments and increased accrued liabilities attributable partly to our development of new client management system to support a higher volume of service sales contracts. Our cash balances may fluctuate throughout the quarter due to our terms for payment to our customers for the service contracts that we sell. We make large lump sum payments to our customers during the quarter while we collect from the end user purchasers of the contracts throughout the quarter.

Operating activities for the nine months ended September 30, 2005 provided cash of $745,000 as compared to cash provided by operating activities of $2.5 million in the comparable period in 2004. Cash provided by operating activities during the nine months ended September 30, 2005 was primarily the result of an increase of $1.5 million in accounts payable, non-cash depreciation and amortization charges of $1.8 million, an increase in other accrued liabilities of $1.9 million, and an increase in accrued payroll and benefits liabilities of $675,000, which was offset by our net loss of $4.7 million and an increase in accounts receivable of $1.9 million.

Accounts receivable increased to $11.0 million at September 30, 2005 as compared to $7.9 million at December 31, 2004. The increase is primarily attributable to higher sales in the period ended September 30, 2005 as compared to the quarter ended December 31, 2004, particularly from sales relating to our largest client. In addition, accounts receivable increased through our acquisition of Sunset Direct. The increase in accounts payable was primarily due to the timing of payments to our largest client for service and maintenance contracts sold on its behalf. Accrued compensation and benefits liabilities increased during the nine months ended September 30, 2005 as a result employees terminated in March, 2005 and accrued payroll-related liabilities related to our acquisition of Sunset Direct.

Cash used in investing activities was $7.9 million for the nine months ended September 30, 2005 as compared to cash used in investing activities of $1.6 million for the comparable period in 2004. The increase in cash used in investing activities was primarily due to our investment in Sunset Direct, an increase in restricted cash, as well as an increase in capital expenditures. In the nine months ended September 30, 2005, we invested $2.8 million in capital additions as compared to $1.2 million in the comparable period of 2004. This increased investment was primarily to improve the capacity of our systems and software to support expansion of client business. Restricted cash as of September 30, 2005 increased by $602,000 during the nine months ended September 30, 2005, as compared to an increase of $423,000 in the comparable period in 2004.

Cash provided by financing activities of $6.2 million in the nine months ended September 30, 2005 was primarily a result of our Term Loan and June Term Loan proceeds aggregating $4.5 million and net proceeds of $2.6 million from our private placement of common stock in June 2005, partially offset by repayment of capital lease and other financing arrangements, whereas cash provided by financing activities of $6.2 million in the comparable period of 2004 was primarily the result of the net proceeds of $6.3 million received from the private placement of our common stock in February 2004 and net proceeds of $315,000 received from the exercise of employee stock options and our employee stock purchase plan, partially offset by repayment of capital lease and other financing arrangements.

On July 1, 2005, Rainmaker and Sunset Direct entered into, and simultaneously closed, an Asset Purchase Agreement (the “Purchase Agreement”) with Launch Project, LLC, the members of Launch Project, LLC, and Chad Nuss, as representative of the members. Pursuant to the Purchase Agreement, Sunset Direct acquired certain of the assets of Launch Project, LLC including certain software and intellectual property. Under the terms of the Purchase Agreement, Sunset Direct paid $40,000 in cash, which was paid upon satisfaction of a condition subsequent to the closing, Rainmaker issued 700,000 shares of common stock in exchange for the assets and incurred approximately $82,000 of purchase related costs. The estimated value of the 700,000 shares of Rainmaker common stock was $385,000 computed at a per share price of $0.55, the average closing price for the period from June 30, 2005 through July 7, 2005.

On June 15, 2005, we entered into a Purchase Agreement with certain investors. Pursuant to the Purchase Agreement, we agreed to issue 6,702,220 shares of our common stock for gross proceeds of approximately $2.7 million to a group of investors that included members of our management and our board of directors. The sale to investors who were not members of management or the board of directors consisted of 6,400,000 shares of our common stock at a price of $0.40 per share, for gross proceeds of $2,560,000, and the sale to investors who were members of management or the board of directors consisted of 302,220 shares of our common stock at the market price of $0.45 per share, for gross proceeds of $136,000. In addition, we issued warrants to the investors to purchase a total of 1,005,334 shares of our common stock at an exercise price of $0.48 per share.

In June 2005, we entered into a Business Loan Agreement with Bridge Bank, N.A. (the “Lender”), pursuant to which we obtained a $1.5 million term loan (the “ June 2005 Term Loan”) that is being utilized to fund the purchase and implementation of our new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime plus 1.00% per annum (7.75% per annum at September 30, 2005).

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

Concurrent with the closing of the merger transaction with Sunset Direct in February 2005, we entered into a Business Loan Agreement and Commercial Security Agreement with the Lender, and obtained a $3.0 million term loan (the “Term Loan”) that that was utilized to retire certain indebtedness and certain other liabilities of Sunset Direct. The Term Loan is to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime plus 1.00% per annum (7.75% per annum at September 30, 2005).

The Term Loan and June 2005 Term Loan are secured by substantially all of our consolidated assets, including intellectual property. We must comply with certain financial covenants, including maintaining a minimum quick ratio and maintaining unrestricted cash of $3.0 million with the Lender. As of September 30, 2005, we were in compliance with such covenants.

The Term Loan and the June 2005 Term Loan contain customary covenants that will, subject to limited exceptions, limit our ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Term Loan and the June 2005 Term Loan also provide for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Term Loan and the June 2005 Term Loan. As of September 30, 2005, we had $2.4 million and $1.4 million outstanding on the Term Loan and June 2005 Term Loan, respectively.

In April 2004, we entered into a Business Loan Agreement and a Commercial Security Agreement (the “Revolving Credit Facility”) with the Lender. In connection with the execution of the Term Loan described above, the maximum amount available under the Revolving Credit Facility was decreased from $3.0 million to $2.0 million, which includes a $1.0 million letter of credit facility. In connection with the execution of the June 2005 Term Loan described above, we amended the Revolving Credit Facility by changing its maturity date to May 2006. The Revolving Credit Facility is subject to certain financial covenants, which include maintaining a minimum working capital ratio and tangible net worth and bears interest at the Prime Rate published in the Wall Street Journal but not less than 4.0%. Borrowings and letter of credit issuances are subject to borrowing base calculations and other limitations. The Revolving Credit Facility is secured by substantially all of our assets including intellectual property. The Revolving Credit Facility contains customary covenants that will, subject to limited exceptions, limit the Company’s ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Revolving Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Revolving Credit Facility. As of September 30, 2005, three letters of credit in the aggregate face amount of $850,000 were outstanding under the Revolving Credit Facility (as described below), however, no amounts were drawn on the line of credit with the Lender.

In July 2005, we issued an Irrevocable Standby Letter of Credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued Irrevocable Standby Letters of Credit to two of our clients. The letters of credit were issued in the amounts of $250,000 and $500,000 as guarantees for service contracts sold by us on behalf of our clients and expire in November 2005 and September 2006, respectively. The letters of credit were issued under the Revolving Credit Facility described above. At September 30, 2005, no amounts have been drawn against the letters of credit..

Off-Balance Sheet Arrangements

Leases

As of September 30, 2005, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2009, including an additional facility operating lease commitment assumed in connection with the Company’s acquisition of Sunset Direct in February 2005 and the recently executed lease for the Company’s new corporate headquarters in Campbell, California (as described below). These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up front cash flow related to purchasing the assets. During the three months ended September 30, 2005 and 2004, we recorded rent expense related to these leases of $276,000 and $75,000, respectively. During the nine months ended September 30, 2005 and 2004, we recorded rent expense related to these leases of $770,000 and $230,000, respectively. We did not record any rent expense associated with the new corporate facility as that lease begins in November 2005.

On August 4, 2005, the Company executed an operating lease to occupy approximately 16,000 square feet in an existing facility in Campbell, California. The office space will serve as the Company’s corporate headquarters, and the Company will be vacating its current corporate headquarters located in Scotts Valley, California. The lease term began on November 1, 2005 and will end on October 31, 2008. The Company has an option to extend the lease term for an additional three years. The base rent for the new corporate headquarters during the initial lease term will escalate from approximately $270,000 for the initial year, to approximately $290,000 for the final year. In addition, the Company must pay its proportionate share of operating costs and taxes. In connection with the execution of the lease, the Company has issued a Letter of Credit to the Landlord in the amount of $100,000 as a security deposit.

Guarantees

In July 2005, we issued an Irrevocable Standby Letter of Credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued Irrevocable Standby Letters of Credit to two of our clients. The letters of credit were issued in the amounts of $250,000 and $500,000 as guarantees for service contracts sold by us on behalf of our clients and expire in November 2005 and September 2006, respectively. The letters of credit were issued under the Revolving Credit Facility described above. At September 30, 2005, no amounts have been drawn against the letters of credit.

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

Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of September 30, 2005 or December 31, 2004.

Contractual Obligations

Capital Leases

We lease certain property under capital leases that expire at various dates through 2007. The effective annual interest rates on our capital lease obligations range from 2.4% to 17%, with a weighted average of 12.6%. The capital lease obligations are collateralized by the related leased property and equipment.

Financing Obligations

In November 2004, we entered into a Commercial Insurance Premium Finance and Security Agreement (“2005 Financing Agreement”) to finance certain of our liability insurance premiums in the amount of $525,000. Amounts owed under the 2005 Financing Agreement bear interest at an annual rate of 4.99% and principal and interest are payable in monthly installments of approximately $40,300, through September 2005. At September 30, 2005, our liability related to the 2005 Financing Agreement was $0.

Term Loans

In June 2005, the Company entered into a Business Loan Agreement with Bridge Bank, N.A. (the “Lender”), pursuant to which the Company obtained a $1.5 million term loan (the “ June 2005 Term Loan”) that is being utilized to fund the implementation of the Company’s new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime plus 1.00% per annum (7.75% per annum at September 30, 2005). As of September 30, 2005, the Company had $1.4 million outstanding on the June 2005 Term Loan.

In February 2005, concurrent with the closing of the acquisition of Sunset Direct, the Company entered into a Business Loan Agreement and Commercial Security Agreement with the Lender (the “Term Loan”). The Term Loan is to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime plus 1.00% per annum (7.75% per annum at September 30, 2005). As of September 30, 2005, the Company had $2.4 million outstanding on the Term Loan.

Future payments under our contracts and obligations at September 30, 2005 are as follows:

(In thousands)	Capital Leases	Term Loan	June Term Loan	Operating Leases	Total
Remainder of 2005	$50	$250	$125	$235	$660
2006	89	1,000	500	634	2,223
2007	4	1,000	500	645	2,149
2008	—	167	250	612	1,029
2009	—	—	—	197	197

Total minimum payments	143	2,417	1,375	2,323	6,258
Less amount representing interest	(10)	—	—	—	(10)

Net amount of payments	$133	$2,417	$1,375	$2,323	$6,248

Included in future minimum operating lease payments in 2005 is our obligation relating to our facilities, including the recently signed lease for the Company’s new corporate headquarters in Campbell, California (see description of the lease below). The Company is leasing it’s current headquarters in Scott’s Valley, California on a month to month basis as the lease expired in September 2005. The operating lease for our Austin facility expires in June 2009.

On August 4, 2005, the Company executed an operating lease to occupy approximately 16,000 square feet in an existing facility in Campbell, California. The office space will serve as the Company’s corporate headquarters, and the Company will be vacating its current corporate headquarters located in Scotts Valley, California. The lease term began on November 1, 2005 and will end on October 31, 2008. The Company has an option to extend the lease term for an additional three years. The base rent for the new corporate headquarters during the initial lease term will escalate from approximately $270,000 for the initial year, to approximately $290,000 for the final year. In addition, the Company must pay its proportionate share of operating costs and taxes. In connection with the execution of the lease, the Company has issued a Letter of Credit to the Landlord in the amount of $100,000 as a security deposit.

Factors That May Affect Future Results and Market Price of Stock

We have incurred recent losses and expect to incur losses in the future.

We incurred a net loss of $0.7 million for the three months ended September 30, 2005, a net loss of $4.7 million for the nine months ended September 30, 2005, and a net loss of $4.9 million for the year ended December 31, 2004. Our accumulated losses through September 30, 2005 were $63 million. We may incur losses in the future, depending on the timing of signing of new clients, costs to initiate service for new clients, impact of new and existing clients, our decisions to further invest in our technology or infrastructure, and our ability to continue to increase our operating efficiencies.

We may need to raise additional capital which might not be available or which, if available, could be on terms adverse to our common stockholders.

We anticipate that our existing capital resources, cash flow expected to be generated from future operations, including the newly acquired Sunset Direct operations, and availability of external equity and debt financing sources will enable us to maintain our current level of operations, our planned operations and planned capital expenditures for at least the next twelve months. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may also require additional capital for the acquisition of businesses, products and technologies that are complementary to ours. Further, if we issue equity securities to raise capital, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to execute on our operating plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition.

Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client could result in a substantial decrease in our revenue.

We generated a significant portion of our net revenues from the marketing and selling of products and services for a limited number of clients. For the three and nine months ended September 30, 2005, sales to customers of Dell Inc., (“Dell”) and Hewlett-Packard Company (“HP”) each accounted for more than 10% of our net revenues. For the three and nine months ended September 30, 2004, sales to customers of Dell and HP, each accounted for more than 10% of our net revenues. For the three and nine months ended September 30, 2005, sales to customers of Dell and HP collectively accounted for 45% and 48% of net revenues for the respective periods. For the three and nine months ended September 30, 2004, sales to customers of Dell and HP collectively accounted for 72% and 70% of net revenues for the respective periods. For the three and nine months ended September 30, 2004, sales to customers of Dell, HP, Nortel, and Sybase collectively accounted for 98% and 97% of net revenues for the respective periods. No individual client’s customer accounted for 10% or more of our net revenues in any period presented.

We expect that a small number of clients will continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our principal clients could cause a significant decrease in our revenue. In addition, our software and technology clients operate in industries that experience consolidation from time to time, which could reduce the number of our existing and potential clients. Any loss of a single significant client may have a material adverse effect on our financial position, cash flows and results of operations. Our contract with Sybase is currently scheduled to expire on December 31, 2005. While we are engaged in negotiations with Sybase to renew this contract, the loss of Sybase as a client would have a negative impact on future results.

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

In March 2005, the Securities and Exchange Commission postponed, for one year, the compliance date for reporting on internal control by non-accelerated filers. Despite this postponement, we expect to continue to spend an increased amount of management time and internal and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems and attestations of the effectiveness of these systems by our independent auditors. We are currently documenting and testing our internal control systems and procedures and considering improvements that may be necessary in order for us to comply with the requirements of Section 404 by the end of 2007. This process has required us to hire outside advisory services and has resulted in additional accounting and legal expenses. While we believe that we currently have adequate internal controls over financial reporting, in the event that our chief executive officer, chief financial officer or independent auditors determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

As part of our business strategy, we review from time to time business combination prospects (which may include asset acquisitions like the recent acquisition of assets from Launch Project) that would complement our existing business or enhance our technological capabilities, such as our recent acquisition of Sunset Direct and our recent acquisition of assets from Launch Project. Future business combinations by us could result in potentially dilutive issuances of equity securities, large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could cause our financial performance to suffer. Furthermore, business combinations entail numerous risks and uncertainties, including:

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

We make investments in technology and capitalize these costs and begin depreciating once the technology is deployed. If the technology is not deployable we would incur a charge for technology assets under development.

We make technology and system improvements and capitalize those costs until the technology is deployed, at which time we begin to depreciate the asset over the expected useful life of the asset. As of September 30, 2005 we have $2.2 million in development that we have capitalized on our balance sheet and have not deployed. In the event that we do not deploy these assets, we would incur a charge to our income statement in the quarter that determination was made.

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

Our directors, executive officers and entities affiliated with them together beneficially control approximately 14.3% of our outstanding shares (based on the number of shares outstanding as of September 30, 2005). As a result, any significant combination of those stockholders, acting together, may have the ability to disproportionately influence all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Rainmaker, which, in turn, could depress the market price of our common stock.

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

Like most other public companies, we carry insurance protecting our officers and directors and us against claims relating to the conduct of our business. This insurance covers, among other things, the costs incurred by companies and their management to defend against and resolve claims relating to management conduct and results of operations, such as securities class action claims. These claims typically are extremely expensive to defend against and resolve. Hence, as is customary, we purchase and maintain insurance to cover some of these costs. We pay significant premiums to acquire and maintain this insurance, which is provided by third-party insurers. Since 1999, the premiums we have paid for this insurance have increased substantially. One consequence of the current economic climate and decline in stock prices has been a substantial general increase in the number of securities class actions and similar claims brought against public corporations and their management. Many, if not all, of these actions and claims are, and will likely continue to be, at least partially insured by third-party insurers. Consequently, insurers providing director and officer liability insurance have in recent periods sharply increased the premiums they charge for this insurance, raised retentions (that is, the amount of liability that a company is required to itself pay to defend and resolve a claim before any applicable insurance is provided), and limited the amount of insurance they will provide. Moreover, insurers typically provide only one-year policies. We renewed our director and officer insurance in the fourth quarter of 2004 for a one year term and are in the process of renewing our coverage for an additional one year term. Particularly in the current economic environment, we cannot assure that we will be able to obtain sufficient director and officer liability insurance coverage at acceptable rates and with acceptable deductibles and other limitations. Failure to obtain such insurance could materially harm our financial condition in the event that we are required to defend against and resolve any future securities class actions or other claims made against us or our management. Further, the inability to obtain such insurance in adequate amounts may impair our future ability to retain and recruit qualified officers and directors.

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

As we previously reported on Form 8-K, on March 9, 2005, the Company received a notice from Nasdaq that the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. The notice further provided that in accordance with Marketplace Rule 4310(c)(8)(D), the Company would be provided 180 calendar days, or until September 6, 2005, to regain compliance. The notice also stated that if the Company could not demonstrate compliance with the minimum bid price requirement by September 6, 2005, but met all of the other Nasdaq SmallCap Market initial listing criteria as set forth in Marketplace Rule 4310(c) on such date, then the Company would be granted an additional 180 calendar days, or until March 6, 2006, to regain compliance with the minimum bid price requirement.

As we also previously reported on Form 8-K, on September 7, 2005, Nasdaq notified the Company that as of September 6, 2005 the Company had met all initial inclusion criteria for the Nasdaq SmallCap Market set forth in Marketplace Rule 4310(c) except for the bid price. Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), Nasdaq provided the Company with an additional 180 calendar days, or until March 6, 2006, to regain compliance with the minimum bid price requirement.

If at anytime before March 6, 2006, the bid price of the Company’s Common Stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion, Nasdaq will provide written notification that the Company is in compliance with the minimum bid price requirement. If the Company cannot demonstrate compliance with the minimum bid price requirement by March 6, 2006, Nasdaq will provide written notification that the Company’s Common Stock will be delisted. At that time, the Company may appeal the delisting notice to Nasdaq’s Listing Qualifications Panel.

The Company intends to monitor its stock price and consider options for regaining compliance with Nasdaq’s minimum bid price requirement, including seeking stockholder approval to effect a reverse split of the Company’s common stock. On November 1, 2005, the company announced it will request stockholder approval for the Company’s board of directors to consider a reverse stock split.

Shares eligible for sale in the future could negatively affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of October 25, 2005, we had 56,478,846 outstanding shares of common stock. As of October 25, 2005, there were an aggregate of 8,468,092 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 6,492,085 shares issuable upon exercise of options outstanding under our option plan and 1,976,007 shares of common stock issuable upon exercise of the outstanding warrants issued to the selling stockholders in our private placement transactions completed on June 15, 2005 and February 20, 2004. Under our existing stock option plan and employee stock purchase plan, we may issue up to an additional 6,234,733 shares and 2,334,864 shares of our common stock, respectively, subject to the terms and conditions of such plans. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, compensation or otherwise. We have not entered into any definitive agreements regarding any future acquisitions and cannot ensure that we will be able to identify or complete any acquisition in the future.

In connection with the asset purchase with Launch Project LLC, we filed a registration statement with the Securities and Exchange Commission with respect to the shares that were issued to Launch Project’s members that was declared effective August 12, 2005. Pursuant to that registration statement, approximately 70,000 of such shares are available for public sale, with an additional 280,000 of such shares available for sale January 1, 2006, an additional 175,000 of such shares available for sale April 1, 2006 and the final 175,000 of such shares available for sale July 1, 2006. In addition 140,000 shares of common stock consideration have been placed in escrow to secure certain indemnity obligations and will not be released until July 1, 2006 subject to potential post closing adjustments.

In connection with the acquisition of Sunset Direct on February 8, 2005, the Company filed a registration statement with the Securities and Exchange Commission with respect to the shares that were issued to Sunset Direct’s shareholders pursuant to the merger transaction by which we acquired Sunset Direct that was declared effective July 19, 2005. Pursuant to that registration statement, approximately 1,690,329 of such shares are available for public sale, with an additional 399,986 of such shares available for sale on November 8, 2005 and 399,985 of such shares available for sale on February 8, 2006. Approximately 830,100 shares of common stock consideration have been placed in escrow and will not be released until February 8, 2006, subject to potential post-closing adjustments.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates on our variable rate borrowings. Interest rates on our capital lease obligations are fixed, but rates on borrowings under our Term Loan, June 2005 Term Loan and Revolving Credit Facility are variable. In February 2005, the Company entered into a Business Loan Agreement and Commercial Security Agreement pursuant to which the Company obtained a $3.0 million Term Loan that is to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime plus 1.00% per annum (7.75% per annum at September 30, 2005). As of September 30, 2005, the Company had $2.4 million outstanding on the Term Loan. In June 2005, the Company entered into a Business Loan Agreement pursuant to which the Company obtained a $1.5 million term loan (the “ June 2005 Term Loan”). The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime plus 1.00% per annum (7.75% per annum at September 30, 2005). As of September 30, 2005, the Company had $1.4 outstanding on the June 2005 Term Loan. Based on our projected cash needs for the foreseeable future, we do not expect that our exposure to changes in interest rates for these borrowings will have a material impact on our interest expense.

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

RAINMAKER SYSTEMS, INC.

Dated: November 10, 2005	/s/ MICHAEL SILTON
Michael Silton
Chief Executive Officer
(Principal Executive Officer)

/s/ STEVE VALENZUELA
Steve Valenzuela
Secretary and Chief Financial Officer
(Chief Accounting Officer)