Form 10-K
period 2005-12-31
RAINMAKER SYSTEMS INC
filed 2006-03-10
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                                  TO

COMMISSION FILE NUMBER 000-28009

RAINMAKER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0442860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 EAST HAMILTON AVE CAMPBELL, CALIFORNIA	95008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 626-3800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $0.001 par value (Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2005, based upon the closing sales price reported by the Nasdaq Capital Market on that date was $22 million. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At February 24, 2006, registrant had 13,322,380 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed by Registrant with the Securities and Exchange Commission within 120 days of Registrant’s fiscal year ended December 31, 2005 are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors”, that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activities, performance or achievements expressed or implied by such forward-looking statements.

Among the important factors which could cause actual results to differ materially from those in the forward-looking statements are general market conditions, unfavorable economic conditions, our ability to execute our business strategy, our ability to integrate acquisitions and expand our call center without disruption to our business, the effectiveness of our sales team and approach, our ability to target, analyze and forecast the revenue to be derived from a client and the costs associated with providing services to that client, the date during the course of a calendar year that a new client is acquired, the length of the integration cycle for new clients and the timing of revenues and costs associated therewith, our client concentration given that the Company is currently dependent on a few large client relationships, potential competition in the marketplace, the ability to retain and attract employees, market acceptance of our service programs and pricing options, our ability to maintain our existing technology platform and to deploy new technology, our ability to sign new clients and control expenses, the possibility of the discontinuation of some client relationships, the financial condition of our clients’ business and other factors detailed in the Company’s filings with the Securities and Exchange Commission.

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

Introduction

Rainmaker is a leading provider of business-to-business sales and marketing services, leveraging integrated telesales, marketing, web technologies, and data analytics to achieve higher revenue for clients. Our core activities include lead qualification and nurturing management, lead generation for product sales, subscription and service contract sales, and contract renewals and warranty extension sales. Our services are available individually or as an integrated solution.

In 2005, we completed two acquisitions that enabled us to broaden our product and service offering, enhance our technology platform, expand our customer base, lower our cost structure, and gain significant cross-selling and up-selling opportunities. By year-end 2005, we were able to fully integrate the two acquired businesses into our existing operations. In February 2005, we acquired a lead generation business headquartered in Austin, Texas, and in July 2005, we acquired the assets of a company that further improved the technology platform associated with our lead generation business.

We were founded in 1991 and are headquartered in California with our major operations center in Texas.

Industry Background

With companies continuing to realize the benefits of outsourcing functions that are not core competencies, there has been significant growth in business process outsourcing (BPO). Business process outsourcing involves contracting with an external organization to take primary responsibility for providing a business process or function.

Companies initially used outsourcing primarily to achieve cost savings in transaction-intensive, back office business processes and in areas such as manufacturing and facilities management. Today, outsourcing adoption is also driven by opportunities for companies to improve a wide range of business processes, to improve customer service, and to generate revenues more efficiently.

As companies evaluate the resources needed to deploy sales and marketing programs, such as those that we offer, and to increase revenue and the sale of support contracts and maintenance agreements, they discover that a significant commitment is required to build the needed systems infrastructure and expertise. Given the required resource and cost commitment, companies must carefully balance the appropriate internal resources to devote to building customer relationships with the resources they can commit to other corporate priorities, such as developing new products. Many companies conclude decisively that contracting for outsourced sales and marketing services provides them with a range of benefits, including compelling ROIs and the ability to achieve higher revenue growth rates more efficiently.

Rainmaker Services

We focus on providing services to our clients that enable them to grow their revenues more efficiently for their products and services. With the expertise of our people, the efficiency of our processes, and our proprietary technology, we offer individual and integrated services that increase our clients’ revenue potential.

Our core activities are data development and analytics, lead generation, lead management and nurturing, installed base sales, and subscription and service contract sales. In addition to helping to generate increased revenue for our clients, we also enable our clients to deepen the relationship they have with the customers we contact on behalf of our clients. By selecting Rainmaker to assist them with improving the efficiency of their sales and marketing activities, clients can focus their attention on other business priorities.

Below we provide a detailed description of the services that we offer for installed base sales, subscription and service sales, lead generation services, and data development and analytics.

Installed Base Sales and Subscription/ Service Sales.    We identify and profile our clients’ customers in order to maximize selling opportunities through all stages of the customer life cycle. From the point of purchase, until a product is replaced or retired, there are a variety of opportunities to generate add on products as well as services revenue, including the following:

Stage of Lifecycle	Add On Product and Services Revenue Opportunity

Post-Purchase Attach	Sell additional products and services, extend warranties, and uplift services to higher levels of coverage for recent buyers

Warranty Conversion	Sell annual service contracts to customers coming off warranty

Contract Renewal	Renew expiring service contracts

Contract Reactivation	Sell annual service contracts to customers with expired contracts

Time and Materials Conversion	Sell annual service contracts to Time and Material customers

Contract Renewals Plus®

Contract Renewals Plus® (CRP) is our enterprise-class solution for organizations that require an end-to-end solution for increasing warranty, service and subscription renewal sales. Contract Renewals Plus enables our clients to maximize service revenue, increase renewal rates on service and subscription contracts, sell more upgrades and add-in licenses, and enhance customer relationships. The solution leverages each of our core services, ranging from data enhancement services to direct marketing and e-commerce.

CRP is a modular solution that allows clients to select the services they need, from the most complex, fully outsourced solution to the simplest marketing or telesales project. Our services combine a technology infrastructure, established processes, and trained, customer-oriented personnel to deliver a comprehensive solution that is designed to cost effectively generate increased revenue from our clients’ installed base customers. Our services extend beyond contract sales and renewals to include contract reactivations, conversion of free warranties into paid services, service upgrades, add-on license sales, and new license sales.

Our primary services are designed to effectively profile a client’s installed base and then market and sell relevant products and service contracts. We believe that the more information we obtain concerning a client’s customer, the more likely we will be able to market and sell services that meet the needs of the client’s customer. We implement these services using a variety of proprietary systems and multiple medium communication channels, including direct mail, e-mail, web and e-commerce technology, online marketing, and one-to-one personal assistance. We believe that our services foster deeper, richer customer relationships that strengthen customer loyalty to our clients. During 2005, 2004 and 2003, Contract Renewals Plus generated 59%, 98% and 97% of our net revenue, respectively. The 2005 percentage reflects the addition of lead generation revenue into our product mix which were added during the year.

Within CRP, we generate additional sales and cultivate closer customer relationships through innovative sales and marketing programs that include:

•	Web site and email interaction: Our client-branded web sites and email interaction allow our client’s customers to obtain key information and purchase online. We develop, host and operate a web site that reflects the look and feel of our clients’ corporate branding. Email campaigns include links to personalized web pages, and alert our client’s customers of product enhancements, special promotions or upcoming renewal dates. When they visit the web site, customers can view a secure, personalized listing of the services or add-on products associated with the initial products they have purchased from our client. The website gives the customer the ability to view the service or product offerings that are available, generate a quote and place an order.

•	Direct mail marketing: In addition to web and email, we use compelling multi-touch direct marketing programs. These campaigns alert our client’s customers to services and products, special promotions and renewal opportunities which direct them to contact our telesales team or to visit our client-branded web site.

•	Personal assistance and telesales: We are experts at creating sophisticated inbound and outbound calling programs. We also provide sales assistance to our clients’ customers who email, call or fax in response to marketing campaigns. Our client teams are trained to answer questions, provide detailed product information, pursue up-sell and cross-sell opportunities and close orders.

Strategic Lead Generation and Management.    We provide comprehensive strategic lead generation and management services that include planning, executing and generating actionable leads for sales and service organizations. By wrapping services and applications around the process of generating actionable leads, we empower customers to have complete control and visibility over their lead activities, including campaign ROI and automated process for nurturing leads in their sales funnel.

Unlike other providers, our lead generation and management activities center around our industry-leading database of executive decision makers. This database, Prospect Intelligence, not only contains accurate contact information, but also includes organizational profiles, evaluation history and purchasing plans. The result is exemplary leads with a wealth of information that sales and partner organizations can leverage and use to immediately begin the sales process.

Data Development and Analytics.    At the launch of a client engagement, we are able to profile, cleanse, supplement, and append data, as required, to ensure program success. We have created an industry-leading database development solution that are deployed for traditional systems and the Web, plus proprietary modeling tools that turn data into actionable strategies for sales and direct marketing activities. Additionally, we also provide resources for cleansing, supplementing and appending data, to build a foundation for achieving higher results from these campaigns.

Rainmaker’s proprietary Prospect Intelligence™ Database provides access to executive level technology and business decision makers. Our database contains over 2 million key titles with contact details, organizational profiles, and purchasing plans in all of the major market segments. We leverage this database for the sales and marketing campaigns that we offer.

Our Clients

Our clients consist of large enterprises in a range of industries, including technology, telecommunications, and financial services. Our clients typically have large customer bases and products and services that require complex selling processes to generate sales, thereby enabling them to benefit from our focused sales and marketing programs to drive more revenue. On a combined basis, sales to our top two customers accounted for 47% of our net revenues in 2005. We believe that there are significant opportunities for cross-selling and up-selling our services within our existing customer base.

Future Growth Strategy

Our objective is to continue to grow our revenue and capabilities by providing industry leading outsourced sales and marketing programs to our clients.

•	Sign new clients. We continue to emphasize our industry leading sales and marketing solutions with top tier clients while seeking to expand the scope of this expertise. We believe that our expertise in providing services to the customer base of our existing clients enhances our ability to help new clients use our services to gain competitive advantages. Our focus enables us to employ industry experts, pursue targeted sales and marketing campaigns, develop effective marketing and customer retention programs, and capitalize on referrals from existing clients.

•	Further penetrate our existing client base. We continually seek to increase the level of services provided to our existing clients, many of whom currently use our services supporting selected product or customer segments. We also plan to continue to cross-sell our lead-generation services to our clients using our service sales programs and to cross-sell our service sales programs to our lead generation clients. We also believe there are opportunities to expand our services with our existing customers.

•	Improve productivity. We continue to identify areas in which to streamline our processes and improve our marketing approach for each client’s specific customer base characteristics and to deploy technology in order to increase the productivity of our staff and to deliver more efficiently our services. In 2005, we relocated our major operations to Austin, Texas where we have been able to take advantage of a skilled labor force and a lower-cost environment.

•	Technology. We plan to continue to develop and refine our technology to allow us to seamlessly integrate with our clients to provide a complete closed-loop solution for tracking and nurturing leads from our systems to our clients CRM systems, and also allow us to exchange service contract renewal information with our clients. We believe these technology solutions provide a high barrier to entry for other competitors and make it difficult for our clients to switch to competitors.

•	Future strategic initiatives. From time to time, the Company may be presented with opportunities to pursue strategic initiatives, such as the acquisition of Sunset Direct in 2005. The Company believes that acquisitions could help to supplement organic growth and will potentially pursue transactions if they meet rigorous financial and operational criteria and provide the Company with clear strategic and financial benefits.

Sales and Marketing

We market our services through a direct sales force that we have increased from four sales representatives at the beginning of 2005 to ten sales representatives as of December 31, 2005. We have a well-defined target customer and use direct marketing, public relations, and trade association programs to communicate our service offerings. Our direct sales professionals typically have significant enterprise-level sales experience. We employ sales professionals who are responsible for developing new clients as well as new opportunities with existing clients. We support the sales process with cross-functional representation from support groups, including operations, finance, order management, and technology. We also support this effort with product management professionals responsible for continued development and enhancement of our service offerings.

Services and Technology Development

We use a combination of business processes and technical systems to support our marketing and sales services. We collect customer input and conduct regular internal reviews to identify areas for improvement of our existing processes and systems as well as opportunities for development of new service offerings. We provide data enhancement services that ensure that our clients’ sales and marketing campaigns are accurately reaching the right targets through the right channels, with the necessary reporting and modeling capabilities to ensure ongoing success. We believe we follow best industry practices for developing the design, coding, production, documentation and testing of our processes and systems. Our technical systems are based on a combination of commercially available hardware and software as well as custom software developed internally.

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

Acquisition of Sunset Direct

On February 8, 2005, Rainmaker acquired all of the issued and outstanding voting securities of Quarter End, Inc. by means of a merger of Quarter End, Inc. and a wholly owned subsidiary of Rainmaker, with Quarter End, Inc. continuing as the surviving corporation. Quarter End, Inc. conducted business under the name Sunset Direct and changed its name to Sunset Direct, Inc. (“Sunset Direct”) in connection with the transaction. Founded in 1992, Sunset Direct is an outsourcing company that helps companies to improve their business-to-business selling process. Sunset Direct provides strategic lead generation services and applications that include: outsourced call center services, on-site training workshops, database and list management services and Web-based lead generation campaigns. We have now fully integrated our operations with those of Sunset Direct, including relocating most of our operations to Sunset Direct’s facility in Austin, Texas.

Employees

As of December 31, 2005, we employed 336 people. Our 259 sales and marketing personnel are responsible for promoting and selling our clients’ products, building relationships with our clients’ customers and for promoting our services to new and existing clients. This includes 240 personnel consisting of direct marketing and professional telesales individuals who are responsible for delivering the Company’s end user customer communication programs and driving lead generation and service contract sales. We also employed 29 technology personnel who develop and maintain the computer, Internet, web and telecommunications infrastructure that provides the foundation for our service offerings. Our remaining 48 employees were in general administration and finance. We also use temporary personnel from time to time, and they are not included in our headcount.

None of our employees are represented by a labor union or are subject to a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationships with our employees to be good.

Competition

The market for lead generation services and services to generate revenue from clients’ customers and build relationships with those customers is intensely competitive and subject to rapid change. In addition to the competitors listed below, we face competition from internal departments of current and potential clients. Our competitors have a variety of strategic business and pricing models.

The main competitors of our services are companies that offer solutions that are specifically designed to sell service contracts and provide lead generation services. We are aware of two companies that provide service contract sales: ServiceSource and Encover. ServiceSource offers a telesales-based service without the web site and other technology components that Rainmaker offers. Encover’s offering is similar to Rainmaker’s. Both ServiceSource and Encover are private and based in the San Francisco Bay Area. There are many lead generation competitors, the largest of which are Harte-Hanks, a public company, and Sutherland, a large private company. We also compete with many other private companies that provide lead generation services.

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

There are also regional companies that offer services similar to ours, particularly for teleservices and technology integration. A few of the larger companies that offer potentially competitive outsourced services include: Convergys Corporation, Digital Impact, Digital River, Inc., Harte-Hanks, Inc., Sitel Corporation, Sykes

Enterprises, Inc., and West Corporation. In addition, many large ERP software developers, including Oracle Corporation, Salesforce.com, Inc., Siebel Systems, Inc., and their consulting partners have developed sales and marketing solutions that may compete with our offerings.

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

Although our online transmissions currently originate in California and Texas, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. As our services are available over the Internet virtually anywhere in the world, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our Web site or prosecute us for violations of their laws. We cannot assure you that state or foreign governments will not charge us with violations of local laws or that we might not unintentionally violate these laws in the future.

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

Financial Information About Geographic Areas

Rainmaker and Sunset Direct primarily operate in one geographical segment, North America. Substantially all of our sales are made to our clients’ customers in the United States of America. See “Segment Reporting” in Note 1 to our Consolidated Financial Statements.

Other Information

Our principal office is 900 East Hamilton Ave., Suite 400, Campbell, CA 95008 and our phone number is 408.626.3800. Our web site is http://www.rmkr.com. We make available, free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on our website is not part of this Form 10-K.

ITEM 1A.	RISK FACTORS

We have incurred recent losses and expect to incur losses in the future.

We incurred a net loss of $5.0 million for the year ended December 31, 2005, a net loss of $4.9 million for the year ended December 31, 2004, and a net loss of $3.1 million for the year ended December 31, 2003. Our accumulated losses through December 31, 2005 were $63.0 million. We may incur losses in the future, depending on the timing of signing of new clients, costs to initiate service for new clients, impact of new and existing clients, our decisions to further invest in our technology or infrastructure, and our ability to continue to increase our operating efficiencies.

We may need to raise additional capital which might not be available or which, if available, could be on terms adverse to our common stockholders.

We anticipate that our existing capital resources and cash flow expected to be generated from future operations, along with the $5.4 million, net of estimated issuance costs, from our February 7, 2006 private placement of our common stock will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months. We may also require additional capital for the acquisition of businesses, products and technologies that are complementary to ours. Further, if we issue equity securities to raise capital, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those existing holders of our common stock.

Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client could result in a substantial decrease in our revenue.

We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In 2005, two customers accounted for more than 10% of our revenue and collectively represented 47% of our net revenue with the largest representing 36% of our net revenue. In 2004 and 2003, four customers accounted for more than 10% of our net revenues. In 2004 and 2003, combined sales to these customers accounted for 96%, and 99%, respectively, of net revenue and the largest individual client accounted for 47% and 34% of our net revenue in 2004 and 2003, respectively.

We expect that a small number of clients will continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our principal clients could cause a significant decrease in our revenue. In addition, our software and technology clients operate in industries that experience consolidation from time to time, which could reduce the number of our existing and potential clients. Any loss of a single significant client may have a material adverse effect on our financial position, cash flows and results of operations. We are currently providing services to Sybase on a month to month basis as our contract with Sybase expired on December 31, 2005.

Our revenue will decline if demand for our clients’ products and services decreases.

Our business primarily consists of marketing and selling our clients’ products and services to their customers. In addition, most of our revenue is based on a “pay for performance” model in which our revenues are based on the amount of our clients’ products and services that we sell. Accordingly, if a particular client’s products and services fail to appeal to its customers for reasons beyond our control, such as preference for a competing product or service, our revenue from the sale of the client’s products and services may decline. In addition, revenue from our lead generation product offering is predominately based on fixed-fee retainer contracts. Our customers are under no obligation to renew their engagements with us when their contracts come up for renewal from time to time.

We are exposed to increased costs and risks associated with complying with increasing and new regulations of corporate governance and disclosure standards.

In March 2005, the SEC postponed, for one year, the compliance date for reporting on internal control by non-accelerated filers. Despite this postponement, we expect to continue to spend an increased amount of management time and internal and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems and attestations of the effectiveness of these systems by our independent auditors. We are currently documenting and testing our internal control systems and procedures and considering improvements that may be necessary in order for us to comply with the requirements of Section 404 by the end of 2007. This process has required us to hire outside advisory services and has resulted in additional accounting and legal expenses. While we believe that we currently have adequate internal controls over financial reporting, in the event that our chief executive officer, chief financial officer or independent auditors determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

Factors which may cause our future operating results to be below expectations include:

•	the growth of the market for outsourced sales and marketing solutions;

•	the demand for and acceptance of our services;

•	the demand for our clients’ products and services;

•	the length of the sales and integration cycle for our new clients;

•	our ability to expand relationships with existing clients;

•	our ability to develop and implement additional services, products and technologies (including the assets acquired from Launch Project);

•	the success of our direct sales force;

•	our ability to retain existing clients; and

•	our ability to integrate acquisitions.

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

As part of our business strategy, we review from time to time business combination prospects (which may include asset acquisitions) that would complement our existing business or enhance our technological capabilities, such as our acquisition of Sunset Direct and our acquisition of assets from Launch Project. Future business combinations by us could result in potentially dilutive issuances of equity securities, large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could cause our financial performance to suffer. Furthermore, business combinations entail numerous risks and uncertainties, including:

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

We make technology and system improvements and capitalize those costs until the technology is deployed, at which time we begin to depreciate the asset over the expected useful life of the asset. As of December 31, 2005 we have $2.9 million in development that we have capitalized on our balance sheet and have not deployed. In the event that we do not deploy these assets, we would incur a charge to our income statement in the quarter that determination was made.

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

We have taken precautions to protect ourselves from events that could interrupt our services, such as off-site storage of computer backup data and a backup power source, but there can be no assurance that an earthquake, fire, flood or other disaster affecting any of our facilities would not disable these operations. In February 2005, we acquired Sunset Direct that has its primary facility located in Austin, Texas. We believe our combined operational facilities would help to minimize but not eliminate disruptions to the operations of the Company in the event of a business interruption in any one of our facilities on a short-term basis. In the event of the loss of a facility in either Campbell or Austin, our business would be impacted until such time as we were able to transfer operations to the sister facility. While we maintain insurance coverage for business interruptions, such coverage does not extend to losses caused by earthquake and such coverage may not be sufficient to cover all possible losses.

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

Our directors, executive officers and their affiliates own a large percentage of our stock and can significantly influence all matters requiring stockholder approval.

Our directors, executive officers and entities affiliated with them together beneficially control approximately 16% of our outstanding shares (based on the number of shares outstanding as of February 24, 2006). As a result, any significant combination of those stockholders, acting together, may have the ability to disproportionately influence all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Rainmaker, which, in turn, could depress the market price of our common stock.

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

Like most other public companies, we carry insurance protecting our officers and directors and us against claims relating to the conduct of our business. This insurance covers, among other things, the costs incurred by companies and their management to defend against and resolve claims relating to management conduct and results of operations, such as securities class action claims. These claims typically are extremely expensive to defend against and resolve. Hence, as is customary, we purchase and maintain insurance to cover some of these costs. We pay significant premiums to acquire and maintain this insurance, which is provided by third-party insurers. Since 1999, the premiums we have paid for this insurance have increased substantially. One consequence of the current economic climate and decline in stock prices has been a substantial general increase in the number of securities class actions and similar claims brought against public corporations and their management. Many, if not all, of these actions and claims are, and will likely continue to be, at least partially insured by third-party insurers. Consequently, insurers providing director and officer liability insurance have in recent periods sharply increased the premiums they charge for this insurance, raised retentions (that is, the amount of liability that a company is required to itself pay to defend and resolve a claim before any applicable insurance is provided), and limited the amount of insurance they will provide. Moreover, insurers typically provide only one-year policies. We renewed our director and officer insurance in the fourth quarter of 2005 for a one-year term. Particularly in the current economic environment, we cannot assure that we will be able to obtain sufficient director and officer liability insurance coverage at acceptable rates and with acceptable deductibles and other limitations. Failure to obtain such insurance could materially harm our financial condition in the event that we are required to defend against and resolve any future securities class actions or other claims made against us or our management. Further, the inability to obtain such insurance in adequate amounts may impair our future ability to retain and recruit qualified officers and directors.

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

If we fail to meet the NASDAQ Capital Market listing requirements, our common stock will be delisted.

Our common stock is currently listed on the NASDAQ Capital Market. NASDAQ has requirements that a company must meet in order to remain listed on the NASDAQ Capital Market. If we continue to experience losses from our operations, or are unable to raise additional funds or our stock price does not meet minimum standards, we may not be able to maintain the standards for continued listing on the NASDAQ Capital Market, which include, among other things, that our stock maintain a minimum closing bid price of at least $1.00 per share (subject to applicable grace and cure periods). If as a result of the application of such listing requirements our common stock is delisted from the NASDAQ Capital Market, our stock would become harder to buy and sell. Consequently, if we were removed from the NASDAQ Capital Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. As a result, the ability to resell shares of our common stock could be adversely affected.

As we previously reported on Form 8-K, on March 9, 2005, the Company received a notice from NASDAQ that the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for 30 consecutive business days. The notice further provided that in accordance with Marketplace Rule 4310(c)(8)(D), the Company would be provided 180 calendar days, or until September 6, 2005, to regain compliance. The notice also stated that if the Company could not demonstrate compliance with the minimum bid price requirement by September 6, 2005, but met all of the other NASDAQ Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c) on such date, then the Company would be granted an additional 180 calendar days, or until March 6, 2006, to regain compliance with the minimum bid price requirement.

As we also previously reported on Form 8-K, on September 7, 2005, NASDAQ notified the Company that as of September 6, 2005 the Company had met all initial inclusion criteria for the NASDAQ Capital Market set forth in Marketplace Rule 4310(c) except for the bid price. Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), NASDAQ provided the Company with an additional 180 calendar days, or until March 6, 2006, to regain compliance with the minimum bid price requirement.

In order to increase our closing bid price to meet NASDAQ’s $1.00 minimum requirement, on December 15, 2005 the Company’s stockholders approved, and the Company’s Board of Directors effected, a one-for-five reverse split of the outstanding shares of our common stock. Trading in our Common Stock on a post-split basis began on the NASDAQ Capital Market at the open of business on December 16, 2005.

On January 3, 2006, NASDAQ Capital Market notified the Company that it had regained compliance with the $1.00 minimum bid price requirement as a result of the stock trading for ten consecutive days above $1.00.

Shares eligible for sale in the future could negatively affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of February 24, 2006, we had 13,322,380 outstanding shares of common stock. This amount includes shares issued under the Securities Purchase Agreements on February 7, 2006, as described below. As of February 24, 2006, there were an aggregate of 2,994,377 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 1,799,177 shares issuable upon exercise of options outstanding under our option plan and 1,195,200 shares of common stock issuable upon exercise of the outstanding warrants issued to the selling stockholders in our private placement transactions completed on February 7, 2006, June 15, 2005 and February 20, 2004. Under our existing stock option plan and employee stock purchase plan, we may issue up to an additional 728,416 shares and 455,779 shares of our common stock, respectively, subject to the terms and conditions of such plans. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, compensation or otherwise. We have not entered into any definitive agreements regarding any future acquisitions and cannot ensure that we will be able to identify or complete any acquisition in the future.

On February 7, 2006, the Company entered into two Securities Purchase Agreements with certain new and existing investors. Pursuant to the Securities Purchase Agreements, the Company issued a total of 2,000,000 shares of the Company’s common stock at a price of $3.00 per share for gross proceeds of $6.0 million and issued warrants to the investors to purchase an additional 799,999 shares of common stock of the Company at an exercise price of $4.28 per share. The securities issued pursuant to the Securities Purchase Agreements were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated there under and in reliance on similar exemptions under applicable state laws. Under the Securities Purchase Agreements, the Company also granted certain registration rights to each of the investors pursuant to which the Company expects to file a registration statement on Form S-3 by April 7, 2006, with respect to the common stock issued under the Securities Purchase Agreements and the common stock issuable upon conversion of the related warrants.

In connection with the asset purchase with Launch Project LLC, we filed a registration statement with the SEC with respect to the shares that were issued to Launch Project’s members that was declared effective August 12, 2005. Pursuant to that registration statement, approximately 70,000 of such shares are available for public sale, with an additional 35,000 of such shares available for sale April 1, 2006 and the final 35,000 of such shares available for sale July 1, 2006. In addition 28,000 shares of common stock consideration have been placed in escrow to secure certain indemnity obligations and will not be released until July 1, 2006 subject to potential post closing adjustments.

As of February 24, 2006, all 664,080 shares of common stock issued in connection with the Sunset Direct acquisition have been released and are available for public sale.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Facilities

Our headquarters is located in one building in Campbell, California. We occupy approximately 16,600 square feet of floor space covered by a lease that expires in 2008.

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

On December 15, 2005, the Company held a Special Meeting of Stockholders. At the meeting, the Stockholders authorized the Company’s Board of Directors to amend the Company’s Certificate of Incorporation to effect a reverse split of the outstanding shares of the Company’s common stock by a ratio of between one-for-three to one-for-ten, inclusive, without further approval or authorization of the Company’s stockholders (with 47,623,555 shares voting for, 1,732,940 against, and 64,449 abstaining). The Board of Directors elected to effect the reverse split in the ratio of one-for-five effective as of 5:00 p.m. Eastern Time on December 15, 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq Capital Market under the symbol RMKR. The following table lists the high and low closing prices for Rainmaker’s common stock as reported on Nasdaq for each full quarterly period within the two most recent fiscal years, adjusted to reflect the one-for-five reverse split of the Company’s outstanding common stock effected on December 15, 2005.

	Q1	Q2	Q3	Q4
2005
High	$6.35	$3.00	$3.55	$3.10
Low	$2.40	$1.95	$2.60	$2.20
2004
High	$15.65	$17.50	$10.50	$8.50
Low	$6.50	$9.00	$5.45	$4.55

As of February 24, 2006, we had approximately 228 common stockholders of record. On February 24, 2006, the last reported sale price of our common stock on the Nasdaq Capital Market was $3.60 per share.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read together with our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The statement of operations data for the years ended December 31, 2005, 2004, and 2003 and the balance sheet data at December 31, 2005 and 2004 are derived from our audited financial statements that are included elsewhere in this annual report. The statement of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003, 2002, and 2001 are derived from our audited financial statements not included herein. Certain prior year amounts have been reclassified to conform to the 2005 presentation. Historical results of operations are not necessarily indicative of future results.

	Years ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$32,114	$15,323	$13,689	$11,157	$13,435
Operating expenses:
Costs of services	18,716	7,709	5,052	4,177	7,817
Sales and marketing	2,838	1,651	1,671	718	1,424
Technology	4,248	2,826	2,920	2,586	5,152
General and administrative	8,134	6,385	5,629	5,857	7,983
Depreciation and amortization	3,114	1,740	1,497	1,906	3,409
(Recoveries of) restructuring and other related charges	—	—	(23)	(240)	2,389

Total operating expenses	37,050	20,311	16,746	15,004	28,174

Operating loss	(4,936)	(4,988)	(3,057)	(3,847)	(14,739)
Interest and other income (expense), net	(68)	50	(25)	(31)	388

Loss before income taxes	(5,004)	(4,938)	(3,082)	(3,878)	(14,351)
Income tax benefit	—	—	(23)	(373)	—

Net loss	(5,004)	(4,938)	(3,059)	(3,505)	(14,351)

Basic and diluted net loss per share (1)	$(0.48)	$(0.57)	$(0.39)	$(0.45)	$(1.89)

Shares used to compute basic and diluted net loss per share(1)	10,464	8,715	7,791	7,737	7,602

(1)	- Adjusted to reflect the one-for-five reverse split of the Company’s outstanding common stock effected on December 15, 2005.

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$9,746	$10,104	$4,854	$8,128	$8,606
Working capital	(3,764)	2,372	970	3,273	5,599
Total assets	34,158	22,362	15,817	18,681	19,910
Long-term debt and capital lease obligations, less current portion	1,917	42	31	96	674
Total stockholders’ equity	6,119	5,576	3,847	6,803	10,284

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 72A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events and/or future results of operations may differ materially from those contemplated by such forward-looking statements, as a result of the factors described here, and in the documents incorporated herein by reference, including,, those factors described under “Risk Factors”

Overview

We are a leading provider of business-to-business sales and marketing services, leveraging integrated telesales, marketing, web technologies, and data analytics to achieve higher revenue for clients. Our core activities include lead qualification and nurturing management, lead generation for product sales, subscription and service contract sales, and contract renewals and warranty extension sales. Our services are available individually or as an integrated solution.

Our two primary product offerings of service contract sales and lead generation share the same business strategy for our clients of marketing and selling their products and services to their business customers. We provide our service contract telesales offerings primarily under pay-for-performance arrangements in which our revenue is based on our ability to sell our clients’ products and services to their customers. Lead generation projects typically are sold at a fixed rate, with marketing and other services being billed on a time-and-materials basis. Accordingly, if a particular client’s products and services fail to appeal to its customers for reasons beyond our control, such as preference for a competing product or service, our revenue from the sale of the client’s products and services may decline. Our clients can also purchase complementary services, such as additional database management and supplementary marketing programs, on a fee basis.

New clients may require us to make up-front investments, including hiring additional staff and creating the necessary infrastructure to deliver our services. These costs are typically incurred some time before significant revenue is generated. We may charge for certain of these costs; however, these costs could have an adverse effect on our future financial condition and operating results, depending on market acceptance of new service combinations and pricing options.

Our quarterly and annual operating results may continue to fluctuate in the future based on a number of factors, many of which are beyond our control, including but not limited to the continued demand for outsourced services, market conditions in the industries in which we operate and our ability to execute our business strategy . We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. Our operating results are expected to vary significantly from quarter to quarter and are difficult to predict. Our historical revenue has tended to fluctuate based on seasonal buying patterns of our clients and their customers. Our prospects must be considered in light of the risks, expenses and difficulties encountered by technology companies, particularly given that we operate in new and rapidly evolving markets, and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. See “Risk Factors.”

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

Management believes there have been no significant changes during the year ended December 31, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, except for the newly applicable accounting policies and estimates relating to our acquisition of Sunset Direct in February 2005 and our asset purchase with Launch Project, LLC, including those relating to the allocation of purchase price and the evaluation of goodwill and intangible assets for impairment.

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and presentation policies, valuation of accounts receivable, and the assessment of recoverability and measuring impairment of goodwill, intangible assets and fixed assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These policies that contain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes include:

•	revenue recognition;

•	the allowance for doubtful accounts;

•	impairment of long-lived assets, including goodwill, intangible assets and property and equipment;

•	allocation of purchase price in business combinations; and

•	fair value estimates for the expense of employee stock options.

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

and no significant post-delivery obligations remain unfulfilled. Revenue from lead generation services we perform is recognized as the services are accepted and is generally earned ratably over the service contract period. Some of our lead generation service revenue is earned when we achieve certain attainment levels and is recognized upon customer acceptance of the service. Revenue from service sales activities is recognized once these services have been delivered. Revenue from product sales is recognized at the time of shipment of the product directly to the client’s customer and has been historically an insignificant percentage of our net revenue. We generally do not enter into multiple-element revenue arrangements with our clients or customers.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 31, 2005 and December 31, 2004, our allowance for potentially uncollectible accounts was $422,000 and $208,000, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is recorded using the straight-line method over the assets’ estimated useful lives. Computer equipment and capitalized software are depreciated over two to five years and furniture and fixtures are depreciated over five years. Amortization of leasehold improvements is recorded using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Amortization of fixed assets under capital leases is included in depreciation expense.

Costs of internal use software are accounted for in accordance with Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issue Task Force Issue No. 00-02 (“EITF 00-02”), “Accounting for Website Development Costs.” SOP 98-1 and EITF 00-02 require that we expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of SOP 98-1 and EITF 00-02 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development, the payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal use computer software and associated interest costs, are capitalized. Capitalized costs are amortized using the straight-line method over the shorter of the term of related client agreement, if such development relates to a specific outsource client, or the software’s estimated useful life, ranging from two to five years. Capitalized internal use software and website development costs are included in property and equipment in the accompanying balance sheets.

During late 2004 and throughout 2005, we have been developing a replacement for our existing system to identify potential service sales opportunities, track the sales contacts and process the sale of the service contracts. As of December 31, 2005, we had invested $2.9 million in the new order entry system including $100,000 in capitalized interest costs. We currently expect to deploy and begin depreciating the new order entry system in the second quarter of 2006.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the acquisition purchase price over the estimated fair value of net tangible and intangible assets acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and are reviewed for impairment in accordance with Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. We will perform the impairment test for the goodwill generated by the Sunset Direct acquisition in the first quarter of 2006. To date, no circumstances or indicators have arisen to indicate that the carrying value has been impaired.

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

Goodwill is tested at least annually for impairment, and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. The Company has identified its reporting units as Service Sales and Lead Generation. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Significant Concentrations

We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In 2005, two customers accounted for more than 10% of our net revenue and collectively represented 47% of our net revenue with the largest representing 36% of our net revenue. In 2004 and 2003, four customers accounted for more than 10% of our net revenues. In 2004 and 2003, combined sales to these customers accounted for 96%, and 99%, respectively, of net revenue and the largest individual client accounted for 47% and 34% of our net revenue in 2004 and 2003, respectively.

We have outsource services agreements with our clients that expire at various dates ranging from March 2006 (which is being renewed on a month to month basis) through April 2009. Many of our client agreements contain automatic renewal clauses. These clients may, however, terminate their contracts for cause in accordance with the provisions of each contract. In most cases, a client must provide us with advance written notice of its intention to terminate. The termination or non-renewal of outsource agreements with any one of our significant clients could have a material adverse effect on our financial position, results of operations and cash flows. We are currently providing services to Sybase on a month to month basis as our contract with Sybase expired on December 31, 2005.

We expect that a small number of clients will continue to account for a significant portion of our net revenue. In addition, our technology clients operate in industries that are experiencing consolidation, which may reduce the number of our existing and potential clients.

Financial Statement Categories

Net revenue consists of fees earned by us on the sales of our clients’ hardware and software support and service contracts, licenses and license upgrades to our clients’ customer base, as well as fixed fees for lead generation services. Revenue from our sales of service contracts are mainly based on a “pay for performance” model in which we generate revenue only when we complete the sale of our clients’ products and services, and revenue from the sale of our lead generation and related services are mainly based on fixed price contracts. All revenue reported in this Form 10-K have been reported on a net basis equal to the net amount we earn in a transaction, in accordance with the guidance provided for in EITF 99-19.

Costs of services consists of costs associated with promoting and selling our clients’ products and services including compensation costs of sales personnel, sales commissions and bonuses, costs of designing, producing and delivering marketing services, credit card fees, bad debts, and salaries and other personnel expenses related to fee-based activities. Costs of services also include the cost of allocated facility and telephone usage for our telesales representatives as well as other direct costs associated with the delivery of our services. Most of the costs are personnel related and are relatively fixed. Bonuses and sales commissions will typically change in proportion to net revenue or profitability.

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

Depreciation and amortization expenses consist of depreciation and amortization of property, equipment and software licenses, and intangible assets.

Interest and other income (expense), net, reflects income received on cash and cash equivalents, interest expense on leases to secure equipment, software and other financing agreements, and other income and expense.

Related Party Transactions

During 2004, we purchased certain of our computer equipment and software from our two largest clients, through arrangements accounted for as capital leases. The leases have imputed interest at rates ranging between 14.5% and 17.9% per annum and expire at various dates through October 2006. As of December 31, 2005, property and equipment included amounts held under these capital leases of approximately $398,000 and related accumulated depreciation of approximately $249,000. Principal owed to these clients amounted to approximately $99,000 at December 31, 2005. The capital lease obligations are collateralized by the related leased property and equipment.

Results of Operations

The following table presents, for the periods given, selected financial data as a percentage of our net revenue.

	Years ended December 31,
	2005	2004	2003
Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Costs of services	58.3%	50.3%	36.9%
Sales and marketing	8.9%	10.8%	12.2%
Technology	13.2%	18.4%	21.3%
General and administrative	25.3%	41.7%	41.1%
Depreciation and amortization	9.7%	11.4%	11.0%
Recoveries of restructuring and other related charges	0.0%	0.0%	-0.2%

Total operating expenses	115.4%	132.6%	122.3%

Operating loss	-15.4%	-32.6%	-22.3%
Interest and other income (expense), net	-0.2%	0.4%	-0.2%

Loss before income taxes	-15.6%	-32.2%	-22.5%
Income tax benefit	0.0%	0.0%	0.2%

Net loss	-15.6%	-32.2%	-22.3%

Comparison of Years Ended December 31, 2005 and 2004

Net Revenue.    Net revenue from services increased 109.6% to $32.1 million in 2005 from $15.3 million in 2004. The increase in net revenue is primarily the result of $13.1 million of lead generation revenues contributed by Sunset Direct, which we acquired in February 2005. In addition, net revenues from our service contracts product line increased $3.7 million, or 24%, from $15.3 million in 2004 to $19.0 million in 2005.

Our quarterly and annual operating results have fluctuated in the past and are likely to do so in the future. In particular, our revenues are not predictable with any significant degree of certainty and are affected by changes in our clients’ service program offerings, including service contract fees, and by general economic conditions in the United States. In the current economic environment, we have limited visibility over anticipated revenue trends in future periods. Our future net revenue may be adversely affected if we were to lose a significant client.

Costs of services.    Costs of services increased 142.8% to $18.7 million in 2005 from $7.7 million in 2004. Costs of services also increased as a percentage of revenue from 50.3% in 2004 to 58.3% in 2005. The percentage increase in cost of services in relation to revenue is attributable to duplicate costs that were incurred when we moved a significant part of our operations from California to our location in Austin, Texas. The increase in absolute dollars was due to an overall increase of approximately 141 people in direct sales and marketing personnel as a result of our acquisition of Sunset Direct as well as the aforementioned duplication of costs during the move.

Sales and Marketing Expenses.    Sales and marketing expenses increased 71.9% to $2.8 million in 2005 from $1.7 million in 2004. This was primarily attributable to the addition of 9 sales and marketing personnel through our acquisition of Sunset Direct and the increase of 6 salespeople focused on adding new clients to our business and $139,000 in severance costs related to employees terminated in 2005.

Technology Expenses.    Technology expenses increased 50.3% to $4.2 million in 2005 from $2.8 million in 2004. This increase was primarily attributable to the addition of approximately 9 technology personnel and operations through our acquisition of Sunset Direct. In addition, we incurred higher consulting and support fees in connection with the on-going upgrade of our IT infrastructure.

General and Administrative Expenses.    General and administrative expenses increased 27.4% to $8.1 million in 2005 as compared to $6.4 million in 2004. The increase is primarily due to the addition of approximately 12 Sunset Direct administrative personnel, the rent expense of $372,000 associated with the Sunset Direct facility in Austin, Texas and severance costs of $788,000 related to employee terminations in 2005. During 2005, we moved a significant part of our operations from California to our location in Austin, Texas. During this transition we incurred some duplicate staffing costs as well as other costs associated with the hiring of employees.

Depreciation and Amortization Expenses.    Depreciation and amortization expense increased 79% to $3.1 million from $1.7 million in 2004. The increase is due to $845,000 of amortization expense associated with intangibles acquired in connection with our acquisition of Sunset Direct, and the result of higher net book values of depreciable assets, primarily related to capitalized internal software development projects, as compared to 2004.

Interest and Other (Expense) Income, Net.    The components of interest and other (expense) income, net are as follows (dollars in thousands):

	Years Ended December 31,		Increase/ (Decrease)
	2005	2004	$ Amt	%
Interest income	$113	$87	$26	29%
Interest expense	(177)	(30)	147	(490%)
Other	(4)	(7)	(3)	42%

	$(68)	$50	$(118)	(236%)

The increase in interest income is attributable to an increase in interest rates on investments in interest bearing instruments. The increase in interest expense is the result of increased borrowings during the period, primarily the $3.0 million Term Loan obtained in February 2005 in connection with the acquisition of Sunset Direct, interest on the $1.5 million June 2005 Term Loan to fund the purchase and implementation of our new client management system, in addition to interest on obligations of Sunset Direct under capital leases.

Comparison of Years Ended December 31, 2004 and 2003

Net Revenue.    Net revenue from services increased 11.9% to $15.3 million in 2004 from $13.7 million in 2003. The increase was primarily due to expansion of business with existing clients and, to a small degree, revenue from new clients, offset by a decline in business with two existing clients. One client’s business with us increased to 47.1% of our net revenue in 2004 from 27.2% of net revenue in 2003.

Our quarterly and annual operating results have fluctuated in the past and are likely to do so in the future. In particular, our revenues are not predictable with any significant degree of certainty and are affected by changes in our clients’ service program offerings, including service contract fees, and by general economic conditions in the United States. In the current economic environment, we have limited visibility over anticipated revenue trends in future periods. Our liquidity future net revenue may be adversely affected if we were to lose a significant client.

Costs of services.    Costs of services increased 52.6% to $7.7 million in 2004 from $5.1 million in 2003. Costs of services also increased as a percentage of revenue from 36.9% in 2003 to 50.3% in 2004. The increase in absolute dollars and as a percentage of net revenue was primarily due to increases for direct marketing costs of $1.4 million, salaries and benefit expenses of $911,000 as we increased our direct sales and marketing personnel by 60.0% from 47 employees at December 31, 2003 to 75 employees at December 31, 2004, and $272,000 for temporary service personnel. The increase in sales personnel was directly related to the increase in sales volume for our largest client and to support new clients added in 2004.

Sales and Marketing Expenses.    Sales and marketing expenses remained relatively constant at $1.7 million in 2004 and 2003.

Technology Expenses.    Technology expenses decreased 3.2% to $2.8 million in 2004 from $2.9 million in 2003. This decrease was primarily attributable to lower consulting expenses of $118,000.

General and Administrative Expenses.    General and administrative expenses increased 13.4% to $6.4 million in 2004 as compared to $5.6 million in 2003. During the fourth quarter of 2004 the company terminated discussions to acquire a privately held company. The Company incurred approximately $675,000 in professional fees related to this activity that were expensed on termination. Consulting and interim staffing costs and travel costs increased by $382,000 and $78,000 in 2004, respectively, but these increases were offset by decreases in payroll and benefit expenses and corporate insurance expense of $339,000 and $164,000 respectively.

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

Liquidity and Sources of Capital

To date, we have funded operations from net cash proceeds from the sale of common stock and the incurrence of debt. On February 7, 2006, we raised $5.4 million, net of estimated issuance costs, from a private placement of our common stock. In December 2005, our lender increased our line of credit facility from $2 million to $4 million. In June 2005, we raised $2.6 million, net of issuance costs, from a private placement of our common stock. In June 2005, we also obtained a $1.5 million term loan that is being utilized to fund the purchase and implementation of our new client management system. In February 2005, we obtained a $3 million term loan to retire certain indebtedness and certain other liabilities of Sunset Direct in connection with our acquisition of Sunset Direct. In February 2004, we raised $6.3 million, net of issuance costs, from a private placement of our common stock.

Cash and cash equivalents were $9.7 million at December 31, 2005 as compared to $10.1 million at December 31, 2004. We had negative working capital of $3.8 million at December 31, 2005 as compared to working capital of $2.4 million at December 31, 2004. As a result of the net $5.4 million raised in a private placement of our common stock in February 2006, the negative working capital at December 31, 2005 has been fully funded. The decrease in cash and working capital was primarily a result of the net loss for the year, cash used in our acquisition of Sunset Direct, transaction costs associated with the acquisition and purchases of property and equipment. These uses of cash were partially offset by an increase in our accounts payable balance due to increased service sales, an increase in accrued compensation, increased liabilities of Sunset Direct, increased sales tax payables due to a higher volume of gross billings, and an increase in liabilities related to cash received for non-service payments inadvertently paid to the Company by its customers instead of paid directly to the Company’s clients. Our cash balances may fluctuate throughout each quarter due to our terms for payment to our clients for the service contracts that we sell.

Operating activities during 2005 used cash of $112,000 as compared to cash provided by operating activities of $208,000 in 2004, and cash used in operating activities of $823,000 in 2003. Cash used by operating activities during 2005 was primarily the result of our net loss of $5.0 million, an increase in our accounts receivable of $1.2 million, partially offset by $3.2 million in non-cash depreciation and amortization, an increase of $2.0 million in accounts payable, and an increase in other accrued liabilities of $934,000.

Accounts receivable increased at December 31, 2005 as compared to December 31, 2004 as a result of higher fourth quarter sales in 2005 as compared to 2004, particularly from sales relating to our largest client, while the days sales outstanding (DSO), improved to 28 days at December 31, 2005 from 30 days at December 31, 2004. Our accounting treatment for net revenue (see “Net Revenue” under “Financial Statement Categories”) requires that we report revenue net of the obligation to our clients for our cost of the service sales contracts we sell on their behalf. Since we record the gross billing to the end customer of our clients in our accounts receivable, we calculate DSO based on our ability to collect those gross billings from the end customers. The increase in accounts payable was primarily due to the timing of payments to our clients for service and maintenance contracts we sold on their behalf. The increase in accrued compensation and benefits in 2005 as compared to 2004 is due to the accrual of wages for Sunset Direct employees at December 31, 2005. The increase in other accrued liabilities is attributable to increased liabilities of Sunset Direct, increased sales tax payables due to a higher volume of gross billings, and an increase in liabilities related to cash received for non-service payments inadvertently paid to the Company by its customers instead of paid directly to the Company’s clients. At the time of cash receipt the Company records a current liability for the amount of non-service payments received.

Cash used in investing activities was $8.3 million, $744,000 and $928,000 in 2005, 2004 and 2003, respectively. The increase in cash used in investing activities was primarily due to our investment in Sunset Direct and our purchase of certain assets of Launch Project, an increase in restricted cash, as well as an increase in capital expenditures. In the year ended December 31, 2005, we invested $3.2 million in capital additions as compared to $1.8 million in the comparable period of 2004. This increased investment was primarily to improve the capacity of our systems and software to support expansion of client business. Restricted cash as of December 31, 2005 increased by $586,000 during the year ended December 31, 2005, as compared to an decrease of $1.1 million in the comparable period in 2004.

Cash provided by financing activities was $8.1 million in 2005 as compared to cash provided by financing activities of $5.8 million in 2004 and cash used in financing activities of $562,000 in 2003. Cash provided by financing activities in 2005 was primarily a result of our Term Loan and June Term Loan proceeds aggregating $4.5 million, $2.0 million drawn down from our Revolving Credit Facility, and net proceeds of $2.6 million from our private placement of common stock in June 2005, partially offset by repayments totaling $1.7 million for installments related to notes payable, capital leases and other financing arrangements. Repayments of capital lease and other financing arrangements in 2004 and 2003 amounted to $873,000 and $1.5 million, respectively. Proceeds from the issuance of common stock to employees resulting from stock option exercises and purchases under the employee stock purchase plan were $360,000, $362,000 and $103,000 in 2005, 2004, and 2003, respectively.

Our principal source of liquidity as of December 31, 2005 consisted of $9.7 million of cash and cash equivalents and $1.0 million remaining on our Revolving Credit Facility. In connection with a financial covenant related to our Term Loan and the June 2005 Term Loan, we are required to maintain unrestricted cash deposits of $3.0 million with our lender Bridge Bank, N.A., which is included in the $9.7 million of cash and cash equivalents. We anticipate that our existing capital resources and cash flow expected to be generated from future operations, along with the $5.4 million, net of estimated issuance costs, from our February 7, 2006 private placement of our common stock will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months.

In December 2005, our Business Loan Agreement and a Commercial Security Agreement with Bridge Bank, N.A. (the “Revolving Credit Facility”) was increased to $4.0 million from the then existing $2.0 million. In addition, the maturity date was extended to December 2006 from May 2006. We had originally entered into this Revolving Credit Facility with our lender in April 2004. A component of the Revolving Credit Facility is a $1.0 million Letter of Credit facility. The Revolving Credit Facility is subject to certain financial covenants, which include maintaining a minimum working capital ratio and tangible net worth and bears interest at the Prime Rate published in the Wall Street Journal but not less than 4.0% per annum. Borrowings and letter of credit issuances are subject to borrowing base calculations and other limitations. The Revolving Credit Facility is secured by substantially all of our assets including intellectual property. For the year ended December 31, 2005, the Company’s capital expenditures were in excess of the limit specified in the loan agreement. The loan agreement restricted our capital expenditures to $3 million whereas our actual expenditures amounted to $3.2 million. We obtained a waiver of this covenant breach from our lender. As of December 31, 2005, we had borrowed $2.0 million from the lender, which was repaid in full in January 2006. Interest on the Revolving Line of Credit is a variable rate of prime per annum (7.25% at December 31, 2005). In addition, three letters of credit in the aggregate face amount of $925,000 were outstanding under the Revolving Credit Facility as of December 31, 2005 (as described below).

In July 2005, we issued an Irrevocable Standby Letter of Credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued Irrevocable Standby Letters of Credit to two of our clients. The letters of credit were issued in the amounts of $325,000 and $500,000 as guarantees for service contracts sold by us on behalf of our clients and both expire in September 2006. The letters of credit were issued under the Revolving Credit Facility described above. As of December 31, 2005, no amounts have been drawn against the letters of credit.

On July 1, 2005, Rainmaker and Sunset Direct entered into, and simultaneously closed, an Asset Purchase Agreement (the “Purchase Agreement”) with Launch Project, LLC, the members of Launch Project, LLC, and Chad Nuss, as representative of the members. Pursuant to the Purchase Agreement, Sunset Direct acquired certain of the assets of Launch Project, LLC including certain software and intellectual property. Under the terms of the Purchase Agreement, Sunset Direct paid $40,000 in cash, which was paid upon satisfaction of a condition subsequent to the closing, Rainmaker issued 140,000 shares of common stock in exchange for the assets and incurred approximately $82,000 of purchase related costs. The estimated value of the 140,000 shares of Rainmaker common stock was $385,000 computed at a per share price of $2.75, the average closing price for the period from June 30, 2005 through July 7, 2005.

On June 15, 2005, we entered into a Purchase Agreement with certain investors. Pursuant to the Purchase Agreement, we agreed to issue 1,340,444 shares of our common stock for gross proceeds of approximately $2.7 million to a group of investors that included members of our management and our board of directors. Estimated stock offering costs of $100,000 have been reflected as a reduction of gross proceeds received. The sale to investors who were not members of management or the board of directors consisted of 1,280,000 shares of our common stock at a price of $2.00 per share, for gross proceeds of $2,560,000, and the sale to investors who were members of management or the board of directors consisted of 60,444 shares of our common stock at the market price of $2.25 per share, for gross proceeds of $136,000. In addition, we issued warrants to the investors to purchase a total of 201,066 shares of our common stock at an exercise price of $2.40 per share.

In June 2005, we entered into a Business Loan Agreement with Bridge Bank, N.A., pursuant to which we obtained a $1.5 million term loan (the “June 2005 Term Loan”) that is being utilized to fund the purchase and implementation of our new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime plus 1.00% per annum (8.25% per annum at December 31, 2005).

On February 8, 2005, we acquired all of the issued and outstanding voting securities of Sunset Direct. Pursuant to the Agreement and Plan of Merger with Sunset Direct, we paid approximately $3.5 million in cash that was used to retire approximately $3.3 million of debt and certain liabilities retained by Sunset Direct, issued 664,080 shares of common stock in exchange for the outstanding capital stock of Sunset Direct, and incurred approximately $910,000 of acquisition related costs. The estimated value of the 664,080 shares of Rainmaker common stock was $2.2 million computed at a per share price of $3.32, the average closing price for the period from February 8, 2005 through February 14, 2005.

Concurrent with the closing of the merger transaction with Sunset Direct in February 2005, we entered into a Business Loan Agreement and Commercial Security Agreement with Bridge Bank, N.A., and obtained a $3.0 million term loan (the “Term Loan”) that that was utilized to retire certain indebtedness and certain other liabilities of Sunset Direct. The Term Loan is to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime plus 1.00% per annum (8.25% per annum at December 31, 2005).

The Term Loan, June 2005 Term Loan and Revolving Credit Facility are secured by substantially all of our consolidated assets, including intellectual property. We must comply with certain financial covenants, including maintaining a minimum quick ratio and maintaining unrestricted cash of $3.0 million with the Lender. The Term Loan, the June 2005 Term Loan and the Revolving Credit Facility contain customary covenants that will, subject to limited exceptions, limit our ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Term Loan, June 2005 Term Loan and the Revolving Credit Facility also provide for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Term Loan, the June 2005 Term Loan and Revolving Credit Facility. For the year ended December 31, 2005, the Company’s capital expenditures were in excess of the limit specified in the loan agreement. The loan agreement restricted our capital expenditures to $3 million whereas our actual expenditures were $3.2 million. We obtained a waiver of this covenant breach from our lender. As of December 31, 2005, we had $2.2 million and $1.2 million outstanding on the Term Loan and June 2005 Term Loan, respectively, and $2.0 million outstanding on the Revolving Credit Facility which was repaid in January 2006.

Off-Balance Sheet Arrangements

Leases

As of December 31, 2005, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2009, including an additional facility operating lease commitment assumed in connection with the Company’s acquisition of Sunset Direct in February 2005 and the lease for the Company’s corporate headquarters in Campbell, California (as described below). These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up front cash flow related to purchasing the assets. Rent expense under operating lease agreements during the years ended December 31, 2005, 2004, and 2003 was $771,000, $311,000, and $434,000, respectively.

On August 4, 2005, the Company executed an operating lease to occupy approximately 16,600 square feet in an existing facility in Campbell, California. The office space serves as the Company’s corporate headquarters.

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

In August 2005, we renewed our operating lease for 46,300 square feet of office space for our facility in Austin, Texas. The facility serves as an operations center for our lead generation services as well as a major part of our service sales operations. The renewed term will expire in July 2009. The base rent for the Austin facility will escalate from approximately $325,000 for the initial year, to approximately $383,000 for the final year. In addition, the Company must pay its proportionate share of operating costs and taxes. In both the California and the Texas facilities, we pay rent and maintenance on some of the common areas in each of our leased facilities.

Guarantees

In July 2005, we issued an Irrevocable Standby Letter of Credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued Irrevocable Standby Letters of Credit to two of our clients. The letters of credit were issued in the amounts of $325,000 and $500,000 as guarantees for service contracts sold by us on behalf of our clients and both expire in September 2006. The letters of credit were issued under the Revolving Credit Facility described above. As of December 31, 2005, no amounts have been drawn against the letters of credit.

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

Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of December 31, 2005 and 2004.

Contractual Obligations

Capital Leases

We lease certain property under capital leases that expire at various dates through 2006. The effective annual imputed interest rates on our capital lease obligations range from 2.4% to 17.0%, with a weighted average of 12.0%. The capital lease obligations are collateralized by the related leased property and equipment.

Financing Obligations

In November 2004, we entered into a Commercial Insurance Premium Finance and Security Agreement (“2005 Financing Agreement”) to finance certain of our liability insurance premiums in the amount of $525,000. Amounts owed under the 2005 Financing Agreement bore interest at an annual rate of 4.99% and principal and interest were payable in monthly installments of approximately $40,300, through September 2005. At December 31, 2005, our liability related to the 2005 Financing Agreement was fully paid.

In November 2005, we entered into a Commercial Insurance Premium Finance and Security Agreement (“2006 Financing Agreement”) to finance certain of our liability insurance premiums in the amount of $334,000. Amounts owed under the 2006 Financing Agreement bear interest at an annual rate of 6.0% and principal and interest are payable in monthly installments of approximately $33,000, through September 2006. At December 31, 2005, our liability related to the 2006 Financing Agreement was $301,000.

Term Loans

In June 2005, the Company entered into a Business Loan Agreement with Bridge Bank, N.A. (the “Lender”), pursuant to which the Company obtained a $1.5 million term loan (the “ June 2005 Term Loan”) that is being utilized to fund the implementation of the Company’s new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime plus 1.00% per annum (8.25% per annum at December 31, 2005). As of December 31, 2005, the Company had $1.2 million outstanding on the June 2005 Term Loan.

In February 2005, concurrent with the closing of the acquisition of Sunset Direct, the Company entered into a Business Loan Agreement and Commercial Security Agreement with the Lender (the “Term Loan”). The Term Loan is to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime plus 1.00% per annum (8.25% per annum at December 31, 2005). As of December 31, 2005, the Company had $2.2 million outstanding on the Term Loan.

Revolving Credit Facility

In April 2004, we entered into a Business Loan Agreement and a Commercial Security Agreement (the “Revolving Credit Facility”) with the Lender. The Revolving Credit Facility originally matured in May 2005, and provided borrowing availability up to a maximum of $3.0 million through a secured revolving line of credit that includes a $1.0 million Letter of Credit facility. In December 2005, the total available under the Revolving Credit Facility was increased to $4.0 million and the maturity was extended to December 2006. As of December 31, 2005, we had borrowed $2.0 million from the Lender, which was repaid in full in January 2006. As of February 3, 2006, we had not incurred additional borrowings under the Term Loans or the Revolving Credit Facility.

Future payments under our contracts and obligations at December 31, 2005 are as follows:

(In thousands)	Capital Leases	Financing Obligation (1)	Credit Facility (1)	Term Loan (1)	June 2005 Term Loan (1)	Operating Leases	Total
2006	$106	$301	$2,000	$1,000	$500	$634	$4,541
2007	—	—	—	1,000	500	645	2,145
2008	—	—	—	167	250	612	1,029
2009	—	—	—	—	—	197	197

Total minimum payments	106	301	2,000	2,167	1,250	2,088	7,912
Less amount representing interest	(7)	—	—	—	—	—	(7)

Net amount of payments	$99	$301	$2,000	$2,167	$1,250	$2,088	$7,905

(1)	– Excludes interest payments.

Included in future minimum operating lease payments is our obligation relating to our facilities, including the lease for the Company’s corporate headquarters in Campbell, California. The operating lease for our Austin facility expires in June 2009.

Potential Impact of Inflation

To date, inflation has not had a material impact on our business.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. In April 2005, the Securities and Exchange Commission announced a new rule allowing companies to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers. In accordance with that rule, we will comply with Statement No. 123R beginning with the interim financial statements for the first quarter of 2006, filed with the Securities and Exchange Commission. Statement No. 123R applies to all outstanding and unvested share-based payment awards at a company’s adoption date. We are evaluating the requirements under SFAS 123R including the valuation methods and support for the assumptions that underlie the valuation of the awards and the transition methods (modified prospective transition method or the modified retrospective transition method). We expect that the adoption of this standard will increase our net loss and loss per share, however it will have no impact on cash flow. We estimate that the 2006 compensation expense related to stock options will be between $60,000 and $200,000.

On December 13, 2005, our Board of Directors approved the accelerated vesting of unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $2.25 per share that were previously awarded to the Company’s employees, officers and its directors under the Company’s stock option plan. As a result, these fully vested options will not have to be expensed in future periods which was the primary purpose for this action.

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

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We currently do not and do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We mitigate default risk by investing in low-risk securities. To minimize our risks, we maintain our portfolio of cash equivalents and short-term investments in a variety of short-term and liquid securities including money market funds, commercial paper, U.S. government and agency securities and municipal bonds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2005, 100% of our portfolio was invested in instruments that mature in less than 90 days. See Note 1 of Notes to Consolidated Financial Statements.

Due to the short duration and conservative nature of our investment portfolio at December 31, 2005, we do not believe we have a material exposure to interest rate risk.

Our earnings are affected by changes in short-term interest rates as a result of our two Term Loans and our Revolving Credit Facility, which bear interest at variable rates based on the prime lending rate (7.25% at

December 31, 2005). Maturity dates on these loans range from December 2006 to May 2008. At December 31, 2005, we had $5.4 million of debt outstanding under these loans. Based on the funding dates for these loans and payments made during 2005, we estimate that a 1% increase in interest rates would result in $33,000 in additional interest expense for the year ended December 31, 2005. Due to the our debt level at December 31, 2005, anticipated cash flows from operations, and the various financial alternatives available to management, should there be an adverse change in interest rates, we do not believe that we have significant exposure to market risks associated with changing interest rates as of December 31, 2005. We do not use derivative financial instruments in our operations.

At December 31, 2005, the interest rates on all of our outstanding capital leases are fixed and therefore not subject to interest rate fluctuations. Our interest rates on our debt are at a variable rate of prime plus 1.00% per annum. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Rainmaker Systems, Inc.

We have audited the accompanying consolidated balance sheets of Rainmaker Systems, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rainmaker Systems, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/    BDO SEIDMAN, LLP

San Francisco, California

February 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Rainmaker Systems, Inc.

We have audited the accompanying statements of operations, stockholders’ equity, and cash flows of Rainmaker Systems, Inc for the year ended December 31, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2003. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Rainmaker Systems, Inc.’s operations and its cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information stated therein.

/s/    ERNST & YOUNG LLP

San Jose, California

January 26, 2004

RAINMAKER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$9,746	$10,104
Restricted cash	586	—
Accounts receivable, less allowance for doubtful accounts of $422 and $208 at December 31, 2005 and 2004, respectively	10,374	7,895
Prepaid expenses and other current assets	1,212	1,117

Total current assets	21,918	19,116
Property and equipment, net	4,410	3,160
Intangible assets, net	3,652	—
Goodwill	3,921	—
Other noncurrent assets	257	86

Total assets	$34,158	$22,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,741	$15,130
Accrued compensation and benefits	1,427	390
Other accrued liabilities	1,732	747
Deferred revenue	882	—
Obligations under financing arrangements	301	355
Current portion of capital lease obligations	99	122
Current portion of notes payable	3,500	—

Total current liabilities	25,682	16,744
Deferred tax liability	440	—
Capital lease obligations, less current portion	—	42
Notes payable, less current portion	1,917	—

Commitments and Contingencies (Notes 4, 5, 6, 9 and 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 11,306,937 and 8,883,959 outstanding at December 31, 2005 and 2004, respectively	11	9
Additional paid-in capital	69,089	63,544
Accumulated deficit	(62,981)	(57,977)

Total stockholders’ equity	6,119	5,576

Total liabilities and stockholders’ equity	$34,158	$22,362

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended December 31,
	2005	2004	2003
Net revenue	$32,114	$15,323	$13,689

Operating expenses:
Costs of services	18,716	7,709	5,052
Sales and marketing	2,838	1,651	1,671
Technology	4,248	2,826	2,920
General and administrative	8,134	6,385	5,629
Depreciation and amortization	3,114	1,740	1,497
Recoveries of restructuring and other related charges	—	—	(23)

Total operating expenses	37,050	20,311	16,746

Operating loss	(4,936)	(4,988)	(3,057)
Interest and other (expense) income, net	(68)	50	(25)

Loss before income taxes	(5,004)	(4,938)	(3,082)
Income tax benefit	—	—	(23)

Net loss	$(5,004)	$(4,938)	$(3,059)

Basic and diluted net loss per share	$(0.48)	$(0.57)	$(0.39)

Shares used to compute basic and diluted net loss per share	10,464	8,715	7,791

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2002	7,766,294	$8	$56,775	$(49,980)	$6,803
Exercise of employee stock options	49,798	—	79	—	79
Issuance of common stock under employee stock purchase plan	17,594	—	24	—	24
Net loss	—	—	—	(3,059)	(3,059)

Balance at December 31, 2003	7,833,686	8	56,878	(53,039)	3,847
Exercise of employee stock options	101,496	—	283	—	283
Issuance of common stock under employee stock purchase plan	14,499	—	79	—	79
Issuance of common stock for executive bonuses	938	—	8	—	8
Issuance of common stock in private placement	933,340	1	6,296	—	6,297
Net loss	—	—	—	(4,938)	(4,938)

Balance at December 31, 2004	8,883,959	9	63,544	(57,977)	5,576
Exercise of employee stock options	258,116	—	314	—	314
Issuance of common stock under employee stock purchase plan	20,338	—	46	—	46
Issuance of common stock in private placement	1,340,444	1	2,596	—	2,597
Issuance of common stock for Sunset acquisition	664,080	1	2,204	—	2,205
Issuance of common stock for Launch Project assets	140,000	—	385	—	385
Net loss	—	—	—	(5,004)	(5,004)

Balance at December 31, 2005	11,306,937	$11	$69,089	$(62,981)	$6,119

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
Operating activities:
Net loss	$(5,004)	$(4,938)	$(3,059)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	2,216	1,740	1,497
Amortization of intangible assets	898	—	—
Recoveries of restructuring and other related charges	—	—	(23)
Provision for allowances for doubtful accounts	321	186	13
Loss on disposal of fixed assets	62	—	43
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(1,322)	(2,129)	(316)
Income taxes receivable	—	—	211
Prepaid expenses and other assets	(153)	429	32
Accounts payable	2,015	6,075	1,541
Accrued compensation and benefits	299	29	(512)
Accrued restructuring and related charges	—	—	(200)
Other accrued liabilities	934	(1,184)	(50)
Deferred revenue	(378)	—	—

Net cash (used in) provided by operating activities	(112)	208	(823)

Investing activities:
Purchases of property and equipment	(3,245)	(1,840)	(803)
Restricted cash, net	(586)	1,096	(135)
Acquisition of businesses, net of cash acquired	(4,509)	—	—
Sale of long-term investments	—	—	10

Net cash used in investing activities	(8,340)	(744)	(928)

Financing activities:
Proceeds from issuance of common stock from option exercises	314	283	78
Proceeds from issuance of common stock from ESPP	46	79	25
Proceeds from issuance of common stock and warrants from private placement	2,597	6,297	—
Proceeds from notes payable	6,500	—	—
Proceeds under financing arrangements	334	—	821
Repayment of notes payable	(1,083)	—	—
Repayment of financing arrangements	(388)	(674)	—
Repayment of capital lease/debt obligations	(226)	(199)	(1,486)

Net cash provided by (used in) financing activities	8,094	5,786	(562)

Net (decrease) increase in cash and cash equivalents	(358)	5,250	(2,313)

Cash and cash equivalents at beginning of year	10,104	4,854	7,167

Cash and cash equivalents at end of year	$9,746	$10,104	$4,854

Supplement disclosures of cash flow information:
Cash paid for interest	$148	$30	$89

Supplemental non-cash investing and financing activities:
Acquisition of assets under capital lease	$—	$252	$—

Purchase of prepaid maintenance contracts under capital lease	$—	$—	$172

Insurance premiums financed	$334	$525	$605

Issuance of common stock for executive bonus accrual	$—	$8	$—

Common stock issued in acquisitions	$2,590	$—	$—

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Rainmaker Systems, Inc. and its wholly-owned subsidiaries (“we”, “our” or “the Company”). All inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on previously report results of operations, total assets or accumulated deficit.

Reverse Stock Split

On December 15, 2005, the Company held a Special Meeting of Stockholders. At the meeting, the Stockholders approved the amendment the Company’s Certificate of Incorporation to effect a reverse split of the outstanding shares of the Company’s common stock by a ratio of between one-for-three to one-for-ten, inclusive, without further approval or authorization of the Company’s stockholders. On December 15, 2005, the Company’s Board of Directors authorized an amendment of the Company’s Certificate of Incorporation to effect a one-for-five reverse split of the outstanding shares of the Company’s Common Stock, which decreased the Company’s total number of outstanding shares from approximately 56.5 million to approximately 11.3 million, subject to adjustment for fractional shares. Stockholders’ equity has been restated to give retroactive recognition to the reverse stock split for all periods presented by combining the par value previously attributable to the common stock and then reclassifying the excess common stock par value resulting from the reverse split to additional paid-in capital. In addition, all references in the financial statements and notes to numbers of shares and per share amounts have been restated to reflect the reclassification and the reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside of the company, and other relevant facts and circumstances. Actual results could differ from those estimates. Accounting policies that include particularly significant estimates are revenue recognition and

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

presentation policies, valuation of accounts receivable, and the assessment of recoverability and measuring impairment of goodwill, intangible assets and fixed assets.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents generally consist of money market funds and certificates of deposit. The fair market value of cash equivalents represents the quoted market prices at the balance sheet dates and approximates their carrying value.

The following is a summary of our cash and cash equivalents at December 31, 2005 and 2004, respectively (in thousands):

	December 31,
	2005	2004
Cash and cash equivalents:
Cash	$5,549	$1,253
Certificates of deposit	200	102
Money market funds	3,997	8,749

Total cash and cash equivalents	$9,746	$10,104

Included in cash and cash equivalents is $3 million of unrestricted cash which must be maintained on deposit with a lending institution as required under the loan agreement with the lender. (Note 4)

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 31, 2005 and 2004, our allowance for potentially uncollectible accounts was $422,000 and $208,000, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is recorded using the straight-line method over the assets’ estimated useful lives. Computer equipment and capitalized software are depreciated over two to five years and furniture and fixtures are depreciated over five years. Amortization of leasehold improvements is recorded using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Amortization of fixed assets under capital leases is included in depreciation expense.

Costs of internal use software are accounted for in accordance with Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” and Emerging Issue Task Force Issue No. 00-02 (“EITF 00-02”), “Accounting for Website Development Costs.” SOP 98-1 and EITF 00-02 require that we expense computer software and website development costs as they are incurred

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during the preliminary project stage. Once the capitalization criteria of SOP 98-1 and EITF 00-02 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development, the payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal use computer software and associated interest costs are capitalized. Capitalized costs are amortized using the straight-line method over the shorter of the term of related client agreement, if such development relates to a specific outsource client, or the software’s estimated useful life, ranging from two to five years. Capitalized internal use software and website development costs are included in property and equipment in the accompanying balance sheets.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the acquisition purchase price over the estimated fair value of net tangible and intangible assets acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and are reviewed for impairment in accordance with Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. We will perform the impairment test for the goodwill generated by the Sunset Direct acquisition in the first quarter of 2006. To date, no circumstances or indicators have arisen to indicate that the carrying value has been impaired.

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

Goodwill is tested at least annually for impairment, and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. The Company has identified its reporting units as Service Sales and lead Generation. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Revenue Recognition and Presentation

Substantially all of our revenues are generated from the sale of service contracts and maintenance renewals, and performance of lead generation services. We recognize revenue from the sale of our client’s service contracts

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and maintenance renewals under the provisions of Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition” and on the “net basis” in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the client’s customer is received; the service contract or maintenance agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain unfulfilled. Revenue from lead generation services we perform is recognized as the services are accepted and is generally earned ratably over the service contract period. Some of our lead generation service revenue is earned when we achieve certain attainment levels and is recognized upon customer acceptance of the service. Revenue from service sales activities is recognized once these services have been delivered. Revenue from product sales is recognized at the time of shipment of the product directly to the client’s customer and has been historically an insignificant percentage of our net revenue. We generally do not enter into multiple-element revenue arrangements with our clients or customers.

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

Costs of Services

Costs of services consist of costs associated with promoting and selling our clients’ products and services including compensation costs of sales personnel, sales commissions and bonuses, costs of designing, producing and delivering marketing services, and salaries and other personnel expenses related to fee-based activities. Costs of services also include the cost of allocated facility and telephone usage for our telesales representatives as well as other direct costs associated with the delivery of our services. Most of the costs are personnel related and are relatively fixed. Bonuses and sales commissions will typically change in proportion to revenue or profitability.

Advertising

We expense advertising costs as incurred. These costs were not material and are included in sales and marketing expense.

Income Taxes

We account for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more probable than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At December 31, 2005 and 2004, we had gross deferred tax assets of $20.6 and $18.8 million. In 2005 and 2004, the deferred tax asset was subject to a 100% valuation allowance and therefore is not recorded on our balance sheet as an asset.

Stock-Based Compensation

As of December 31, 2005, we had three stock-based compensation plans, the 2003 Stock Incentive Plan, the 1999 Stock Incentive Plan, and the 1999 Employee Stock Purchase Plan, which are more fully described in Note

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. We account for our stock-based awards to employees in accordance with the intrinsic value method and disclose the pro forma effect on operations of using the fair value method of valuing these awards. The fair value of these awards is calculated using the Black-Scholes option pricing model, which requires that we estimate the volatility of our stock, an appropriate risk-free interest rate, and our dividend yield. The calculation of fair value is highly sensitive to the expected life of the stock-based award and the volatility of our stock, both of which we estimate based primarily on historical experience.

As permitted under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company has elected to continue to follow APB No. 25 and related interpretations in accounting for its stock-based awards to employees. Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards. See the following Recently Issued Accounting Standards for discussion on changes to expense recognition beginning in the first quarter of 2006.

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

Had we recognized compensation expense for the grant date fair value of stock-based awards granted to employees and non-employee members of our Board of Directors in accordance with SFAS 123, our net loss and net loss per share would have increased to the pro forma amounts below (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003
Net loss as reported	$(5,004)	$(4,938)	$(3,059)
Total stock-based employee compensation expense determined under the fair value method	(4,124)	(948)	(470)

Pro forma net loss	$(9,128)	$(5,886)	$(3,529)

Basic and diluted net loss per share as reported	$(0.48)	$(0.57)	$(0.39)

Basic and diluted net loss per share pro forma	$(0.87)	$(0.68)	$(0.45)

For pro forma purposes, the estimated fair value of our stock-based grants is amortized using the single option method over the options’ vesting period for stock options granted under the 2003 Stock Incentive Plan and the purchase period for stock purchases under the 1999 Employee Stock Purchase Plan. See Note 8 for assumptions used in estimating the fair value of our stock-based grants. The 2005 pro forma comp expense includes $2.0 million for the acceleration of options that was authorized in December 2005. The acceleration was done to avoid future compensation expense that would have been required under the implementation of SFAS 123R. (Recently Issued Accounting Standards).

Concentrations of Credit Risk and Credit Evaluations

Our financial instruments that expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

We place our cash and cash equivalents in a variety of financial institutions and limit the amount of credit exposure through diversification and by investing the funds in money market accounts and certificates of deposit which are insured by the FDIC.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We sell our clients’ products and services primarily to business end users and, in most transactions, assume full credit risk on the sale. Credit is extended based on an evaluation of the financial condition of our client’s customer, and collateral is generally not required. Credit losses have traditionally been immaterial, and such losses have been within management’s expectations.

We enter into contracts with our clients to market and sell our clients’ products and services. As a result, we primarily earn revenue from sales to the client’s customer, not the client itself. We have generated a significant portion of our net revenue from sales to customers of a limited number of clients. In 2005, two customers accounted for more than 10% of our revenue and collectively represented 47% of our net revenue with the largest representing 36% of our net revenue. In 2004 and 2003, four customers accounted for more than 10% of our net revenues. In 2004 and 2003, combined sales to these customers accounted for 96%, and 99%, respectively, of net revenue and the largest individual client accounted for 47% and 34% of our net revenue in 2004 and 2003, respectively.

No individual client’s end-user customer accounted for 10% or more of our revenues in any period presented.

We have outsourced services agreements with our clients that expire at various dates ranging through April 2007. Many of our client agreements contain automatic renewal clauses. These clients may, however, terminate their contracts for cause in accordance with the provisions of each contract. In most cases, a client must provide us with advance written notice of its intention to terminate. Any loss of a single significant client may have a material adverse effect on the Company’s consolidated financial position, cash flows and results of operations. We are currently providing services to Sybase on a month to month basis as our contract with Sybase expired on December 31, 2005.

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

Segment Reporting

We report segment results in accordance with SFAS No. 131, “Segment Reporting” (“SFAS 131”). Under SFAS 131, reportable segments represent an aggregation of operating segments that meet certain criteria for aggregation specified in SFAS 131.

Our two primary business units, service sales and lead generation, have been aggregated into one reportable segment. The aggregation of operating segments is based on management by the chief operating decision-maker for the segment as well as similarities of products, production processes, and economic characteristics. We primarily operate in one geographical segment, North America. Substantially all of our sales are made to our client’s customers in the United States.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nasdaq Listing

On January 3, 2006, NASDAQ Capital Market notified the Company that it regained compliance with the $1.00 minimum bid price requirement as a result of the stock trading for ten consecutive days above $1.00.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. In April 2005, the Securities and Exchange Commission announced a new rule allowing companies to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or Dec. 15, 2005 for small business issuers. In accordance with that rule, we will comply with SFAS No. 123R beginning with the interim financial statements for the first quarter of 2006. SFAS. No. 123R applies to all outstanding and unvested share-based payment awards at a company’s adoption date. We are evaluating the requirements under SFAS 123R including the valuation methods and support for the assumptions that underlie the valuation of the awards and the transition methods (modified prospective transition method or the modified retrospective transition method). We expect that the adoption of this standard will increase our net loss and loss per share, however it will have no impact on cash flow. We estimate that the 2006 compensation expense related to stock options will be between $60,000 and $200,000.

On December 13, 2005, our Board of Directors approved the accelerated vesting of unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $2.25 per share that were previously awarded to the Company’s employees, officers and its directors under the Company’s stock option plan. As a result, these fully vested options will not have to be expensed in future periods. A total of 1,126,439 shares were fully vested under this action resulting in $2.0 million of pro forma 2005 expense. Although we have not yet determined precisely what the adoption of SFAS 123R will result in future compensation expense, we expect it will be less than current pro forma disclosures under SFAS 123. We are evaluating the requirements under SFAS 123R including the valuation methods and support for the assumptions that underlie the valuation of the awards and the transition methods (modified prospective transition method or the modified retrospective transition method). See Note 8.

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

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method, and convertible securities, using the if converted method, as of the beginning of the period presented or the original issuance date, if later.

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003
Net loss	$(5,004)	$(4,938)	$(3,059)

Basic and diluted:
Weighted-average common shares of common stock outstanding	10,464	8,715	7,791
Less: weighted-average shares subject to repurchase	—	—	—

Weighted-average shares used to compute basic and diluted net loss per share	10,464	8,715	7,791

Basic and diluted net loss per share	$(0.48)	$(0.57)	$(0.39)

The Company has excluded all outstanding warrants and stock options from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 2,226,472, 1,292,083, and 870,051 shares of common stock have been excluded for the years ended December 31, 2005, 2004 and 2003, respectively.

On December 15, 2005, we effected a 1-for-5 reverse stock split. All per share and share amounts have been restated to reflect the reverse stock split. Basic and diluted loss per common share are calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Balance Sheet Components (in thousands)

		December 31,
		2005	2004
Prepaid expenses and other current assets:
Prepaid insurance		$428	$549
Prepaid support and maintenance contracts		114	91
Other prepaid expenses and other current assets		670	477

		$1,212	$1,117

Property and equipment:
	Estimated Useful Life
Computer equipment	3 years	$5,934	$4,156
Capitalized software and development	2-5 years	8,830	8,661
Furniture and fixtures	5 years	511	947
Leasehold improvements	Lease term	103	336

		15,378	14,100
Accumulated depreciation and amortization		(13,851)	(12,012)
Construction in process (1)		2,883	1,072

Property and equipment, net		$4,410	$3,160

Intangibles and indefinite life intangibles:
Developed technology	3-5 years	$680	$—
Customer relations	2-5 years	1,670	—
Database	5 years	1,100	—
Trade name	Indefinite	1,100	—
Goodwill	Indefinite	3,921	—

		8,471	—
Accumulated amortization		(898)	—

Intangibles and indefinite life intangibles, net		$7,573	$—

(1)	During late 2004 and throughout 2005, we have been developing a replacement for our existing system to identify potential service sales opportunities, track the sales contacts and process the sale of the service contracts. As of December 31, 2005, we had invested $2.9 million in the new order entry system including $100,000 in capitalized interest costs. We expect to deploy and begin depreciating the new order entry system in the second quarter of 2006 and estimate that costs to complete this project will be between $300,000 and $600,000.

At December 31, 2005, the unamortized balance of purchased intangible assets that will be amortized to future cost of operations was approximately $2.4 million, of which $801,000, $675,000, $550,000, $309,000 and $19,000 is expected to be amortized in 2006, 2007, 2008, 2009 and 2010, respectively.

The value of our intangibles is based on allocations of the purchase price of assets included in our acquisitions (Note 5). For developed technology, the allocation was based on the estimated cost to reproduce the technology as well as market comparisons for similar purchases. For customer relations, we estimated the cash flows associated with the excess earnings the contacts would generate and allocated the present value of those earnings to the asset. For the database and trade name, we estimated the relief from royalties that we would have

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

had to otherwise pay to use these assets and allocated the present value of those payments to the assets. In all cases we used a discount rate between 24% and 25%. We expect to use the Sunset Direct trade name for the foreseeable future.

Restricted Cash

Restricted cash are amounts related to cash received for non-service payments inadvertently paid to the Company by its customers instead of paid directly to the Company’s clients. At the time of cash receipt the Company records a liability for the amount of non-service payments received.

4. Capital Leases, Financing Agreements, Financing Obligations, and Guarantees

Capital Leases

We lease certain property under capital leases that expire at various dates through 2006. The imputed effective annual interest rates on our capital lease obligations range from 2.4% to 17.0%, with a weighted average of 12.0%. As of December 31, 2005 and 2004, property and equipment included amounts held under capital leases of approximately $398,000 and $1.5 million and related accumulated depreciation of approximately $249,000 and $1.3 million, respectively. The capital lease obligations are collateralized by the related leased property and equipment.

During 2005 we did not enter into new capital leases. During 2004 we entered in four capital leases for various computer hardware and software. During 2003, we entered into one capital lease for a software subscription. These leases have terms ranging from 24 to 36 months. Future minimum payments under these leases in 2006 are $106,000, of which $7,000 represents the interest portion.

Financing Agreements

In February 2005, concurrent with the closing of the Sunset Direct merger transaction described in Note 5, we entered into a Business Loan Agreement and Commercial Security Agreement with Bridge Bank, N.A. (the “Lender”) pursuant to which we obtained a $3.0 million term loan (the “Term Loan”) that was utilized retire certain indebtedness and certain other liabilities of Sunset Direct. The Term Loan is to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime plus 1.00% per annum (8.25% per annum at December 31, 2005).

In June 2005, we entered into a Business Loan Agreement with the Lender pursuant to which we obtained a $1.5 million term loan (the “ June 2005 Term Loan”) that will be utilized to fund the purchase and implementation of our new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime plus 1.00% per annum (8.25% per annum at December 31, 2005). As of December 31, 2005, we had $2.2 million and $1.2 million outstanding on the Term Loan and June 2005 Term Loan, respectively, of which $1.5 million, $1.5 million, and $417,000 are payable in 2006, 2007, and 2008, respectively.

In December 2005, our Business Loan Agreement and a Commercial Security Agreement (the “Revolving Credit Facility”) was increased to $4.0 million from the then existing $2.0 million. In addition, the maturity date was extended to December 2006 from May 2006. We had originally entered into this Revolving Credit Facility with our lender in April 2004. A component of the Revolving Credit Facility is a $1.0 million Letter of Credit facility. The Revolving Credit Facility is subject to certain financial covenants, which include maintaining a minimum working capital ratio and tangible net worth and bears interest at the Prime Rate published in the Wall

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Street Journal but not less than 4.0%. Borrowings and letter of credit issuances are subject to borrowing base calculations and other limitations. The Term Loan, June 2005 Term Loan and the Revolving Credit Facility are secured by substantially all of our consolidated assets, including intellectual property. We must comply with certain financial covenants, including maintaining a minimum quick ratio and maintaining unrestricted cash of $3.0 million with the Lender. The Term Loan, June 2005 Term Loan and the Revolving Credit Facility also contain customary covenants that will, subject to limited exceptions, limit the Company’s ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Revolving Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Term Loan, June 2005 Term Loan and Revolving Credit Facility. For the year ended December 31, 2005, the Company’s capital expenditures were in excess of the limit specified in the loan agreement. The loan agreement restricted our capital expenditures to $3 million whereas our actual expenditures amounted to $3.2 million. We obtained a waiver of this covenant breach from our lender. As of December 31, 2005, we had borrowed $2.0 million under the Revolving Credit Facility, which was repaid in January 2006. Interest on the Revolving Line of Credit is a variable rate of prime per annum (7.25% at December 31, 2005). In addition, three letters of credit in the aggregate face amount of $925,000 were outstanding under the Revolving Credit Facility (as described below).

In July 2005, we issued an Irrevocable Standby Letter of Credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued Irrevocable Standby Letters of Credit to two of our clients. The letters of credit were issued in the amounts of $325,000 and $500,000 as guarantees for service contracts sold by us on behalf of our clients and both expire in September 2006. The letters of credit were issued under the Revolving Credit Facility described above. As of December 31, 2005, no amounts have been drawn against the letters of credit.

Financing Obligations

In November 2004, we entered into a Commercial Insurance Premium Finance and Security Agreement (“2005 Financing Agreement”) to finance certain of our liability insurance premiums in the amount of $525,000. Amounts owed under the Financing Agreement bear interest at an annual rate of 4.99% and principal and interest are payable in monthly installments of approximately $40,300, through September 2005. At December 31, 2005, our liability related to the Financing Agreement was fully paid.

In November 2005, we entered into a Commercial Insurance Premium Finance and Security Agreement (“2006 Financing Agreement”) to finance certain of our liability insurance premiums in the amount of $334,000. Amounts owed under the Financing Agreement bear interest at an annual rate of 6.0% and principal and interest are payable in monthly installments of approximately $33,000, through September 2006. At December 31, 2005, our liability related to the Financing Agreement was $301,000.

Guarantees

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of December 31, 2005 and 2004.

Restricted Cash

Restricted cash is comprised of cash receipts inadvertently remitted to the Company for goods and services sold by our clients. At the time of cash receipt, the Company records a liability for the amount of cash received and subsequently remits the amounts to its clients. At December 31, 2005, the Company designates all cash receipts inadvertently remitted to the Company be classified in the balance sheet as restricted cash.

5.  Acquisitions

Launch Project Asset Purchase

On July 1, 2005, Rainmaker and Sunset Direct entered into, and simultaneously closed, an Asset Purchase Agreement (the “Purchase Agreement”) with Launch Project, LLC, the members of Launch Project, LLC, and Chad Nuss, as representative of the members (“Launch Project”). Pursuant to the Purchase Agreement, Sunset Direct acquired certain of the assets of Launch Project including certain software and intellectual property. Under the terms of the Purchase Agreement, Sunset Direct paid $40,000 in cash and Rainmaker issued 140,000 shares of common stock in exchange for the assets and incurred approximately $82,000 of purchase related costs. The estimated value of the 140,000 shares of Rainmaker common stock was $385,000 computed at a per share price of $2.75, the average closing price for the period from June 30, 2005 through July 7, 2005.

Assets acquired from Launch Project were recorded at their estimated fair values as of July 1, 2005. The total purchase price was $507,000 as follows:

(in thousands)
Issuance of 140,000 shares of Rainmaker Common Stock	$385
Cash payment for acquisition of Launch Project	40
Acquisition related transaction costs	82

Total purchase price	$507

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

In connection with the asset purchase with Launch Project LLC, we filed a registration statement with the SEC with respect to the shares that were issued to Launch Project’s members that was declared effective August 12, 2005. Pursuant to that registration statement, approximately 70,000 of such shares are available for public sale, with an additional 35,000 of such shares available for sale April 1, 2006 and the final 35,000 of such shares available for sale July 1, 2006. In addition 28,000 shares of common stock consideration have been placed

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in escrow to secure certain customary indemnity obligations and will not be released until July 1, 2006 subject to potential post closing adjustments.

Sunset Direct

On February 8, 2005, we acquired all of the issued and outstanding voting securities of Sunset Direct by means of a merger of Sunset Direct and a wholly owned subsidiary of Rainmaker, with Sunset Direct continuing as the surviving corporation. The results of Sunset Direct’s operations have been included in the consolidated financial statements since that date. Sunset Direct is an outsource provider of lead generation services primarily to high-tech companies. As a result of the acquisition, Sunset Direct has been accretive to our financial results and has provided certain other benefits including cross-selling, client diversification, expanded service offering and a larger, more cost-effective talent pool. Pursuant to our Agreement and Plan of Merger (the “Merger Agreement”) with Sunset Direct, we paid approximately $3.5 million in cash that was used to retire approximately $3.3 million of debt and certain liabilities retained by Sunset Direct, issued 664,080 shares of common stock in exchange for the outstanding capital stock of Sunset Direct, and incurred approximately $910,000 of acquisition related costs. The estimated value of the 664,080 shares of Rainmaker common stock was $2.2 million computed at a per share price of $3.32, the average closing price for the period from February 8, 2005 through February 14, 2005.

Our acquisition of Sunset Direct has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their estimated fair values as of February 8, 2005. The total purchase price was $6.6 million as follows:

(in thousands)
Issuance of 664,080 shares of Rainmaker Common Stock	$2,205
Cash payment for acquisition of Sunset Direct	3,476
Acquisition related transaction costs	910

Total purchase price	$6,591

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

(in thousands)
Tangible assets acquired	$1,866
Identifiable intangible assets	4,300
Goodwill	3,663
Net liabilities assumed	(3,238)

Total purchase price allocation	$6,591

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

Identifiable intangible assets acquired consist of developed technology, customer relationships, trade names, and a proprietary database. The estimated fair value of identifiable intangible assets was determined by

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

management. Amortization of the intangible assets is calculated using an accelerated method for customer relationships that is based on the estimated future cash flows of the relationships, and the straight-line method for the proprietary database and developed technology. The weighted-average useful life of the amortizable intangible assets acquired is approximately five years. The “Sunset Direct” trade name is expected to be used indefinitely and is not being amortized, but will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the trade name may not be recoverable.

On June 30, 2005, the Company filed a registration statement with the Securities and Exchange Commission with respect to the shares were issued to Sunset Direct’s shareholders that was declared effective July 19, 2005. Pursuant to that registration statement all shares are available for public sale.

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

	Year Ended December 31,
	2005	2004
	(Unaudited)	(Unaudited)
Revenues	$33,105	$26,937

Net loss	$(5,298)	$(6,382)

Pro forma net loss per share- basic and diluted:	$(0.50)	$(0.68)

Pro forma weighted average shares outstanding -basic and diluted:	10,534	9,379

6.  Commitments

On August 4, 2005, the Company executed an operating lease to occupy approximately 16,600 square feet in an existing facility in Campbell, California. The office space serves as the Company’s corporate headquarters. The lease term began on November 1, 2005 and will end on October 31, 2008. The Company has an option to extend the lease term for an additional three years. The base rent for the new corporate headquarters during the initial lease term will escalate from approximately $270,000 for the initial year, to approximately $280,000 for the final year. In addition, the Company must pay its proportionate share of operating costs and taxes. In connection with the execution of the lease, the Company has issued a Letter of Credit to the Landlord in the amount of $100,000 as a security deposit.

As of December 31, 2005, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2009, including an additional facility operating lease commitment assumed in connection with the Company’s acquisition of Sunset Direct in February 2005 and the recently executed lease for the Company’s new corporate headquarters in Campbell, California discussed above. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and upfront cash flow related to purchasing the assets.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All leases require the Company to pay a portion of the common area maintenance, utilities and insurance costs on the leased property. Future minimum payments under our operating leases at December 31, 2005 are as follows:

Operating Leases
2006	$634
2007	645
2008	612
2009	197

Total minimum payments	$2,088

Rent expense under operating lease agreements during the years ended December 31, 2005, 2004, and 2003 was $771,000, $311,000, and $434,000, respectively.

7.  Income Taxes

The federal and state income tax benefit for the years ended December 31, 2005, 2004, and 2003 consists of the following (in thousands):

	December 31,
	2005	2004	2003
Current:
Federal	$—	$—	$(24)
State	—	—	1

	—	—	(23)
Deferred
Federal	—	—	—
State	—	—	—

	—	—	—

	$—	$—	$(23)

A reconciliation of taxes computed at the statutory federal income tax rate to income tax benefit follows (in thousands):

	December 31,
	2005	2004	2003
Tax benefit computed at federal statutory rate	$(1,701)	$(1,679)	$(1,048)
Loss for which no tax benefit is currently recognizable	1,685	1,660	1,017
Other	16	19	8

Total tax provision (benefit)	$—	$—	$(23)

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the value of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets as of December 31, 2005 and 2004 are as follows (in thousands):

	Years Ended December 31,
	2005	2004
Deferred Tax Assets:
Net operating loss carryforwards	$19,693	$18,522
Depreciation and amortization	16	—
Accrued reserves and other	792	295

Total Deferred Tax Assets	20,501	18,817
Valuation allowance	(19,565)	(18,248)

Net Deferred Tax Assets	936	569
Depreciation and amortization	—	(569)
Acquired Intangibles	(1,376)	—

Net Deferred Tax Liability	$440	$—

Realization of deferred tax assets is dependent upon future taxable earnings, the timing and amount of which are uncertain. Accordingly, a full valuation allowance is provided because management cannot determine that it is more likely than not that the deferred tax asset will be realized. The valuation allowance for deferred tax assets increased approximately $1.3 million and $2.0 million during the years ended December 31, 2005 and 2004, respectively. Included in the December 31, 2005 valuation allowance is approximately $490,000 related to stock options, which will be credited to stockholder’s equity when realized for tax purposes.

As of December 31, 2005, we had net operating loss carryforwards for federal and state tax purposes of $52 million and $34 million respectively. The federal and state net operating loss carryforwards will expire at various dates beginning in 2005 through 2024, if not utilized.

Utilization of our net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

8. Stockholders’ Equity

Preferred Stock

We have 20,000,000 shares of preferred stock authorized The board of directors has the authority to issue the preferred stock and to fix or alter the rights, privileges, preferences and restrictions related to the preferred stock, and the number of shares constituting any such series or designation. No shares of preferred stock were outstanding at December 31, 2005 and 2004.

Common Stock and Warrants

On July 1, 2005, Rainmaker and Sunset Direct entered into, and simultaneously closed, an Asset Purchase Agreement (the “Purchase Agreement”) with Launch Project, LLC, the members of Launch Project, LLC, and Chad Nuss, as representative of the members. Pursuant to the Purchase Agreement, Sunset Direct acquired

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain of the assets of Launch Project, LLC including certain software and intellectual property. Under the terms of the Purchase Agreement, Sunset Direct paid $40,000 in cash, which was paid upon satisfaction of a condition subsequent to the closing, and Rainmaker issued 140,000 shares of common stock in exchange for the assets and incurred approximately $82,000 of purchase related costs. Also, the members entered into certain non-compete agreements and two members accepted employment positions with Sunset Direct or Rainmaker.

On June 15, 2005, we entered into a Purchase Agreement with certain investors. Pursuant to the Purchase Agreement, we agreed to issue 1,340,444 shares of our common stock for gross proceeds of approximately $2.7 million to a group of investors that included members of our management and our board of directors. The sale to investors who were not members of management or the board of directors consisted of 1,280,000 shares of our common stock at a price of $2.00 per share, for gross proceeds of $2,560,000, and the sale to investors who were members of management or the board of directors consisted of 60,444 shares of our common stock at the market price of $2.25 per share, for gross proceeds of $136,000. In addition, we issued warrants to the investors to purchase a total of 201,066 shares of our common stock at an exercise price of $2.40 per share. Estimated stock offering costs of $99,000 have been reflected as a reduction of the gross proceeds received

In February 2004, we completed a private placement of common stock and common stock purchase warrants with certain institutional investors that resulted in net proceeds to the company of approximately $6.3 million. The Company sold an aggregate of approximately 933,000 shares of common stock at $7.50 per share. The investors also received warrants to purchase an aggregate of 186,668 shares of our common stock at an exercise price of $9.375 per share. In connection with the private placement, our investment banker also received a warrant to purchase 7,466 shares of our common stock at an exercise price of $9.375 per share. The common stock and shares of common stock underlying the warrants issued in the private placement were subsequently registered on a commercially best efforts basis in March 2004. The warrants expire in February 2009 and the Company has reserved 194,134 shares of common stock for the exercise of the warrants. At December 31, 2005, the warrants were still outstanding.

For each of the aforementioned private placements of common stock, we are required by the terms of the respective Purchase Agreements to register the shares with the Securities Exchange Commission and maintain the effectiveness of the registration for periods of up to 2 years. In the event that we do not meet these obligations, we are potentially liable to the investors to pay penalties that range between 15% and 36% of the gross proceeds of the transaction. To date we have met these obligations and no penalties have been incurred.

Stock Repurchases

At December 31, 2005, there were no shares of common stock subject to repurchase outstanding.

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

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On December 29, 2005, we awarded the four non-employee members of our board of directors options to purchase an aggregate of 117,500 shares of the Company’s common stock at a price of $2.56 per share. These options were fully vested as of December 29, 2005. In connection with the granting of these options, the directors waived their respective rights to receive their automatic option grants for 2006 that would otherwise be issuable to the non-employee directors following the 2006 annual meeting of stockholders. In addition, the Company’s board of directors awarded the Company’s Chief Executive Officer, Michael Silton 100,000 fully vested options to purchase shares of the Company’s common stock at $2.56 per share. The Company’s stock closed trading at $2.56 per share on December 29, 2005 which is the price that was used for the option awards. The Company has chosen to award these fully vested option grants at this time in order to avoid recognition of future compensation expense that will be required with the adoption of FASB Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”). Previously, the Company accounted for employee and director stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” in which no compensation expense was recognized when the stock option price was equal to the market price of the underlying stock on the date of grant. However, SFAS 123R is effective for the Company beginning in the first quarter of fiscal year 2006, and will require that compensation

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense associated with stock options be recognized in the consolidated statement of operations, rather than as a pro forma footnote disclosure in the Company’s consolidated financial statements.

On December 13, 2005, our Board of Directors approved the accelerated vesting of unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $2.25 per share that were previously awarded to the Company’s employees, officers and its directors under the Company’s stock option plan. The prior day’s closing stock price for the Company’s common stock was $2.20 per share. Options to purchase 1,126,439 shares of the Company’s common stock became exercisable immediately, representing approximately 98% of the Company’s outstanding unvested options. The other terms of the accelerated options remain unchanged. The weighted average exercise price of the options subject to the acceleration was $3.50 and the exercise price of the options subject to the acceleration range from $2.30-$20.30 per share.

The primary purpose of the acceleration is to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of operations, upon adoption of FASB Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”). Previously, the Company accounted for employee stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” in which no compensation expense was recognized when the stock option price was equal to the market price of the underlying stock on the date of grant. However, SFAS 123R is effective for the Company beginning in the first quarter of fiscal year 2006, and will require that compensation expense associated with stock options be recognized in the consolidated statement of operations, rather than as a footnote disclosure in the Company’s consolidated financial statements. The estimated pre-tax charge to be avoided amounts to approximately $3.2 million over the course of the original remaining vesting periods, which on average was approximately 3.27 years from the effective date of acceleration. The acceleration of the vesting of these options did not result in a charge to earnings based on existing generally accepted accounting principles since the exercise price of these options was equal to or greater than the $2.25 market price of the Company’s common stock on the date of acceleration. The Company will report all of the compensation expense related to the affected options for pro forma disclosure purposes only in its fourth quarter 2005 consolidated financial statements. The Company also believes that the underwater options were no longer achieving their original objective of incentive compensation and employee retention.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of activity under our Stock Incentive Plans is as follows:

	Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2002	1,097,334	878,080	$2.55
Authorized	310,652	—	$—
Granted	(144,040)	144,040	$4.65
Exercised	—	(49,798)	$1.55
Canceled	102,271	(102,271)	$5.60

Balance at December 31, 2003	1,366,217	870,051	$2.60
Authorized	313,348	—	$—
Granted	(425,420)	425,420	$9.40
Exercised	—	(101,496)	$2.80
Canceled	96,027	(96,027)	$7.75

Balance at December 31, 2004	1,350,172	1,097,948	$4.75
Authorized	355,359	—	$—
Granted	(1,386,900)	1,386,900	$2.60
Exercised	—	(258,116)	$1.22
Canceled	393,998	(395,321)	$5.10

Balance at December 31, 2005	712,629	1,831,131	$3.56

The following table summarizes information about stock options outstanding as of December 31, 2005:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 1.10 - $ 1.35	140,781	4.59	$1.15	139,204	$1.15
$ 1.36 - $ 2.29	141,320	5.10	$1.61	123,293	$1.55
$ 2.30 - $ 2.55	622,800	9.59	$2.51	622,800	$2.51
$ 2.56 - $ 2.80	448,070	9.59	$2.60	448,070	$2.60
$ 2.81 - $ 3.90	140,423	9.36	$3.00	140,423	$3.00
$ 3.91 - $ 7.70	76,733	7.56	$5.75	76,733	$5.75
$ 7.71 - $13.28	252,924	8.26	$9.48	253,064	$9.48
$13.29 - $20.32	8,080	7.42	$16.42	8,080	$16.42

$ 1.10 - $20.32	1,831,131	8.56	$3.56	1,811,666	$3.57

Employee Stock Purchase Plan

In 1999, our board of directors adopted and our shareholders approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan is available for all full-time employees possessing less than 5% of combined voting power on all outstanding classes of stock. The Purchase Plan provides for the issuance of common stock at a purchase price of 85% of the fair value of the common stock at the beginning or end of the offering period, whichever is lower. Purchase of shares is made through employee payroll deductions and may not exceed 15% of an employee’s total compensation. Unless terminated earlier at the discretion of our board of directors, the Purchase Plan terminates on the earlier of the last business day in October 2009, the date on which all shares available for issuance have been sold or the date on which all purchase rights are exercised in connection with a change in control. The number of shares available for future issuance under the Purchase Plan automatically increases annually on the first trading day of January by an amount equal to the lesser of 1% of our outstanding common stock at the end of the calendar year, or 400,000 shares. As of December 31, 2005, a total of 135,498 shares had been issued under the Purchase Plan and 455,779 shares were available for future issuance.

FAS 123 Assumptions and Fair Values

The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The fair value of options granted in 2005, 2004 and 2003 reported in Note 1 was estimated at the date of grant.

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

The fair value of the options granted in all periods were estimated using the Black-Scholes method assuming no expected dividends, with the following weighted average assumptions:

	Options			Purchase Plan
	2005	2004	2003	2005	2004	2003
Expected life in years	4.09	4	4	0.72	0.5	1.12
Volatility	1.09	1.75	1.89	0.94	0.91	1.19
Risk-free interest rate	4.1%	3.1%	2.5%	3.3%	1.6%	1.3%

The weighted-average fair value of stock options granted in the years ended December 31, 2005, 2004, and 2003 was $1.96, $8.72, and $4.37 per share, respectively. No option shares were granted during the years ended December 31, 2005 or 2004 with an exercise price below the deemed fair value of our common stock on the date of grant. The weighted-average fair value of the option element of the employee stock purchase plan stock granted in the years ended December 31, 2005, 2004, and 2003 was $1.18 $4.61, and $2.66 per share, respectively.

9. Related Party Transactions

During 2004, we purchased certain of our computer equipment and software, from our largest client, through arrangements accounted for as capital leases. The leases have imputed interest at rates ranging between 14.5% and 17.9% per annum and expire at various dates through October 2006. As of December 31, 2005, property and equipment included amounts held under these capital leases of approximately $398,000 and related accumulated depreciation of approximately $249,000. Principal and interest owed to this client amounted to

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $106,000 at December 31, 2005. The capital lease obligations are collateralized by the related leased property and equipment.

10. Employee Benefit Plan

We have a defined contribution benefit plan established under the provisions of Section 401(k) of the Internal Revenue Code. All employees may elect to contribute up to 20% of their compensation to the plan through salary deferrals. We match 25% of the first 6% of the employee’s compensation contributed to the plan. Participants’ contributions are fully vested at all times. Our contributions vest incrementally over a four-year period. During the years ended December 31, 2005, 2004, and 2003, we expensed $57,000, $64,000, and $48,000, respectively, relating to our contributions under the plan.

11. Interest and Other Income (Expense), Net

The components of interest and other (expense) income, net are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Interest income	$113	$87	$56
Interest expense	(177)	(30)	(89)
Other	4	(7)	8

	$(68)	$50	$(25)

12. Unaudited Quarterly Financial Data

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2005:
Net revenue	$6,420	$8,037	$8,594	$9,063
Operating loss	(2,503)	(1,404)	(656)	(373	)(b)
Net loss	(2,506)	(1,474)	(716)	(308	)(b)
Basic and diluted net loss per share	(0.26)	(0.14)	(0.06)	(0.03)

2004:
Net revenue	$3,784	$3,634	$3,711	$4,194
Operating loss	(450)	(832)	(1,082)	(2,624	)(a)
Net loss	(440)	(818)	(1,073)	(2,606	)(a)
Basic and diluted net loss per share	(0.06)	(0.10)	(0.12)	(0.29)

(a)	During the fourth quarter of 2004, the Company terminated discussions to acquire a privately held company. The Company incurred approximately $675,000 in professional fees related to this activity that were expensed on termination, which represents the primary reason for the noted increase in operating and net loss during the fourth quarter of 2004.
(b)	During the fourth quarter of 2005, the Company recorded $100,000 in capitalized interest costs relating to internally developed software costs.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Subsequent Events (unaudited)

Private Placement

On February 7, 2006, the Company entered into two Securities Purchase Agreements with certain new and existing investors. Pursuant to the Securities Purchase Agreements, the Company issued a total of 2,000,000 shares of the Company’s common stock at a price of $3.00 per share for gross proceeds of $6.0 million and issued warrants to the investors to purchase an additional 799,999 shares of common stock of the Company at an exercise price of $4.28 per share. The warrants have a 5-year term and will be exercisable beginning August 7, 2006. Net proceeds from the issuance are expected to be approximately $5.4 million after payment of fees and costs. The securities issued pursuant to the Securities Purchase Agreements were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. Under the Securities Purchase Agreements, the Company also granted certain registration rights to each of the investors pursuant to which the Company expects to file a registration statement on Form S-3 by April 7, 2006, with respect to the common stock issued under the Securities Purchase Agreements and the common stock issuable upon conversion of the related warrants.

Amended Service Agreement

On March 7, 2006, we executed an amendment to the Master Services Agreement with Dell Products L.P. The amendment, among other things, extends the term of the agreement for three years to 2009. After the initial three year term, the agreement automatically renews for additional one year terms unless either party gives prior notice that it does not wish to renew.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely manner.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement under the heading “Ownership of Securities”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

(a)  3.  Exhibit Index:

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

3.1(1)	Certificate of Incorporation of Rainmaker Systems, Inc. filed with the Delaware Secretary of State on October 29, 1999.

3.2(1)	Bylaws of Rainmaker Systems, Inc.

3.3(37)	Certificate of Amendment of Certificate of Incorporation of Rainmaker Systems, Inc., dated December 15, 2005

4.1(1)	Specimen certificate representing shares of common stock of Rainmaker Systems, Inc.

4.2(1)	Registration Rights Agreement dated March 8, 1994 between UniDirect Corporation and Silicon Valley Bank.

4.3(1)

Registration Rights Agreement dated February 12, 1999 among Rainmaker Systems, Inc., ABS Capital Partners III, L.P., H & Q Rainmaker Investors, L.P., Hambrecht & Quist California, Hambrecht & Quist Employee Venture Fund, L.P. II and The Santa Cruz Operation, Inc.

4.4(20)	Purchase Agreement dated as of February 19, 2004, by and among Rainmaker Systems, Inc. and the purchasers set forth on the signature pages thereto.

4.5(21)	Stock Purchase Agreement dated as of June 10, 2004, by and among ABS Capital Partners III, L.P., Tarentella, Inc., Rainmaker Systems, Inc., and the purchasers identified on the schedule thereto.

4.6(22)

Registration Rights Agreement dated as of June 10, 2004, by and among ABS Capital Partners III, L.P., Tarentella, Inc., Rainmaker Systems, Inc., the purchasers identified on the schedule thereto and SDS Capital Group SPC, Ltd.

4.7(29)	Form of Stock Purchase Agreement dated as of June 15, 2005, by and among Rainmaker Systems, Inc., and the purchasers identified on the signature page thereto.

4.8(30)	Form of Registration Rights Agreement dated as of June 15, 2005, by and among Rainmaker Systems, Inc. and the purchasers identified on the signature page thereto.

4.9(38)	Securities Purchase Agreement dated February 7, 2006, by and among the Company and the investors party thereto.

4.91(39)	Securities Purchase Agreement dated February 7, 2006, by and among the Company and the investors party thereto.

10.1(1)		Form of Indemnification Agreement.

10.2(1)		1999 Stock Incentive Plan.

10.3(1)		1999 Stock Purchase Plan.

10.4(1.1)		Net Lease Agreement dated July 29, 1996 between UniDirect Corporation and Borland International, Inc., together with amendments dated February 27, 1997, April 14, 1998 and November 15, 1998.

10.5(1.2)		Net Lease Agreement dated November 5, 1998 between UniDirect Corporation and Inprise Corporation.

10.6(1.3)		Master Lease Agreement dated May 5, 1999 between Rainmaker Systems, Inc. and Celtic Leasing Corp.

10.7(1.4)		Loan and Security Agreement dated October 28, 1997 between UniDirect Corporation and MetLife Capital Corporation, together with related agreements dated May 5, 1999.

10.8(2)		Form of Notice of Grant of Stock Option

10.9(3)		Form of Stock Option Agreement

10.10(5)		+Internet Applications Division (IAD) Reseller Agreement dated March 22, 1999 between Sybase, Inc. and Rainmaker Systems, Inc.

10.11(1.5)		+Outsource Services Agreement dated March 26, 1999 between Rainmaker Systems, Inc. and Novell, Inc., together with amendment dated September 8, 1999.

10.12(6)		+Amendment No. 2, dated March 1, 2001 to Outsource Services Agreement dated March 26, 1999 between Rainmaker Systems, Inc. and Novell, Inc., together with amendments dated September 8, 1999

10.13(7)		+Amendment No. 1, dated February 5, 2001, to Internet Applications Division (IAD) Reseller Agreement dated March 22, 1999 between Sybase, Inc. and Rainmaker Systems, Inc.

10.14(8)		+Non Technical Services Agreement, dated April 6, 2001 between Rainmaker Systems, Inc. and International Business Machines Corporation

10.15(9)		+Master Agreement, dated May 4, 2001, between Rainmaker Systems, Inc. and Caldera International, Inc.

10.16(10)		+Non Technical Services Agreement, dated July 10, 2001 between Rainmaker Systems, Inc. and Nortel Networks, Inc.

10.17(4)		Option Exchange Offer, dated November 30, 2001

10.18(11)		+Employment Agreement with Michael Silton, dated January 1, 2001

10.19(11)		+Employment Agreement with Martin D. Hernandez, dated January 1, 2001

10.20(12)		+Master Services Agreement dated December 19, 2001 between Rainmaker Systems, Inc. and Dell Products L.P.

10.21(32)		+Services Sales Outsourcing Partner Agreement dated September 25, 2000, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.22(13)		+Services Sales Outsourcing Partner Agreement, Amendment No. 1 dated January 2, 2001, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.23(13)		+Schedule 4, Operational Plan/Business Rules Document to Service Sales Outsourcing Partner Agreement dated September 25, 2000, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.24	(13)	+Services Sales Outsourcing Partner Agreement dated August 1, 2002, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.25(13)	+Business Rules Approval dated September 5, 2002, between Rainmaker Systems, Inc. and Hewlett-Packard Company (amend/adds to Exhibit 10.23).

10.26(13)	+Amendment to Internet Applications Division (IAD) Reseller Agreement and Outsourcing Addendum dated June 12, 2002, between Rainmaker Systems, Inc. and Sybase, Inc.

10.27(13)	+Amendment to Outsourced Services Agreement dated August 15, 2002, between Rainmaker Systems, Inc. and Nortel Networks, Inc.

10.28(14)	Form of Ethics Policy for financial executives.

10.29(15)

Amendment to Statement of Work dated January 16, 2003, between Rainmaker Systems, Inc. and Dell Products, L.P (amends/adds to the Master Services Agreement dated December 19, 2001, filed as Exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on May 3, 2002).

10.30(15)

Schedule A Statement of Work dated January 16, 2003, between Rainmaker Systems, Inc. and Dell Products, L.P (amends/adds to the Master Services Agreement dated December 19, 2001, filed as Exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on May 3, 2002).

10.31(15)

Business Rules Approval dated February 6, 2003, between Rainmaker Systems, Inc. and Hewlett-Packard Company (amends/adds to Schedule 4, Operational Plan/Business Rules Document to Service Sales Outsourcing Partner Agreement dated September 25, 2000, filed as Exhibit 10.23 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on November 14, 2002).

10.32(16)

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

10.36(23)	+Master Services Agreement and accompanying Statement of Work dated April 22, 2004 between Rainmaker Service Sales, Inc. and Sony Electronics Inc.

10.37(24)

Agreement and Plan of Merger, dated as of February 8, 2005, by and among RAINMAKER SYSTEMS, INC., CW ACQUISITION, INC., QUARTER END, INC., the individuals listed on Exhibit A thereto and Jeffrey T. McElroy.

10.38(25)	Business Loan Agreement and Commercial Security Agreement, entered into February 8, 2005 and dated as of February 2, 2005 between RAINMAKER SYSTEMS, INC. and BRIDGE BANK, N.A.

10.39(26)	Amendment of Employment Agreement between Rainmaker Systems, Inc. and Michael Silton dated February 24, 2005.

10.40(27)	Amendment of Employment Agreement between Rainmaker Systems, Inc. and Martin Hernandez dated February 24, 2005.

10.41(28)	Employment Agreement between Rainmaker Systems, Inc. and Steve Valenzuela dated February 24, 2005

10.42(31)

Asset Purchase Agreement, dated as of July 1, 2005, by and among Rainmaker Systems, Inc., Sunset Direct, Inc., Launch Project LLC, The Members Identified on the signature page thereto, and Chad Nuss, as Representative.

10.43(32)	Business Loan Agreement, entered into and dated as of June 14, 2005 between RAINMAKER SYSTEMS, INC. and BRIDGE BANK, N.A.

10.44(33)	Business Loan Agreement (Asset Based) and Change in Terms Agreement, entered into and dated as of June 14, 2005 between RAINMAKER SYSTEMS, INC. and BRIDGE BANK, N.A.

10.45(34)	Fifth Amendment to Lease entered into June 1, 2005 between HUB PROPERTIES TRUST and SUNSET DIRECT, INC.

10.46(35)	Guaranty entered into June 1, 2005 between HUB PROPERTIES TRUST and RAINMAKER SYSTEMS, INC.

10.47(36)

Lease Agreement, dated as of July 19, 2005, by and between Rainmaker Systems, Inc., and OTR, an Ohio general partnership, as Nominee of The State Teachers Retirement Board of Ohio, a statutory organization created by the laws of Ohio.

10.48(40)	Business Loan Agreement (Asset Based) and Change in Terms Agreement, each dated as of December 16, 2005 between RAINMAKER SYSTEMS, INC. and BRIDGE BANK, N.A.

14(19)	Code of Business Conduct and Ethics

21.1	List of Subsidiaries

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.3(1)	Consent of legal counsel or company

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by Rainmaker (Reg. No. 333-86445).
(1.1)	Incorporated by reference to exhibit 10.7 to the Registration Statement on Form S-1 filed by Rainmaker (Reg. No. 33-86445).

(1.2)	Incorporated by reference to exhibit 10.8 to the Registration Statement on Form S-1 filed by Rainmaker (Reg. No. 33-86445).
(1.3)	Incorporated by reference to exhibit 10.13 to the Registration Statement on Form S-1 filed by Rainmaker (Reg. No. 33-86445).
(1.4)	Incorporated by reference to exhibit 10.14 to the Registration Statement on Form S-1 filed by Rainmaker (Reg. No. 33-86445).
(1.5)	Incorporated by reference to exhibit 10.22 to the Registration Statement on Form S-1 filed by Rainmaker (Reg. No. 33-86445).
(2)	Incorporated by reference to exhibit number 99.2 to the Registration Statement on Form S-8 filed by Rainmaker (Reg. No. 333-91095).
(3)	Incorporated by reference to exhibit number 99.3 to the Registration Statement on Form S-8 filed by Rainmaker (Reg. No. 333-91095).
(4)	Incorporated by reference to exhibit (a)(1) to the Tender Offer Statement on Form SC TO-I filed by Rainmaker (Reg. No 005-58179).

(5)	Incorporated by reference to exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker on May 15, 2000.
(6)	Incorporated by reference to exhibit 10.25 to the Report on Form 10-Q filed by Rainmaker on May 2, 2001.
(7)	Incorporated by reference to exhibit 10.26 to the Report on Form 10-Q filed by Rainmaker on May 2, 2001.
(8)	Incorporated by reference to exhibit 10.27 to the Report on Form 10-Q filed by Rainmaker on August 10, 2001.
(9)	Incorporated by reference to exhibit 10.28 to the Report on Form 10-Q filed by Rainmaker on August 10, 2001.
(10)	Incorporated by reference to exhibit 10.29 to the Report on Form 10-Q filed by Rainmaker on October 19, 2001.
(11)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-K filed by Rainmaker on March 29, 2002.
(12)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q filed by Rainmaker on May 3, 2002.
(13)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(14)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-K Filed by Rainmaker on March 28, 2003.

(15)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q Filed by Rainmaker on May 15, 2003.
(16)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q Filed by Rainmaker on August 14, 2003.
(17)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by Rainmaker on July 23, 2003 (Reg. No. 333-107285).
(18)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q Filed by Rainmaker on November 14, 2003.
(19)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-K Filed by Rainmaker on March 18, 2004.
(20)	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-3 filed by Rainmaker on March 22, 2004.
(21)	Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K Filed by Rainmaker on June 18, 2004
(22)	Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K Filed by Rainmaker on June 18, 2004
(23)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q Filed by Rainmaker on August 16, 2004
(24)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed by Rainmaker on February 11, 2005
(25)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K Filed by Rainmaker on February 11, 2005
(26)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed by Rainmaker on February 25, 2005
(27)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K Filed by Rainmaker on February 25, 2005
(28)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K Filed by Rainmaker on February 25, 2005
(29)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed by Rainmaker on June 16, 2005

(30)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K Filed by Rainmaker on June 16, 2005
(31)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed by Rainmaker on July 5, 2005
(32)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed by Rainmaker on July 14, 2005
(33)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K Filed by Rainmaker on July 14, 2005
(34)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K Filed by Rainmaker on July 14, 2005
(35)	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K Filed by Rainmaker on July 14, 2005
(36)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed by Rainmaker on August 5, 2005
(37)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K Filed by Rainmaker on December 21, 2005
(38)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed by Rainmaker on February 10, 2006
(39)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K Filed by Rainmaker on February 10, 2006
(40)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed by Rainmaker on December 29, 2005
+	Confidential treatment has previously been granted by the Commission for certain portions of the referenced exhibit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Rainmaker Systems, Inc.

Campbell, California

The audits referred to in our report dated February 3, 2006 relating to the consolidated financial statements of Rainmaker Systems, Inc., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index as of and for the years ended December 31, 2005 and 2004. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein as of and for the years ended December 31, 2005 and 2004.

/s/    BDO SEIDMAN, LLP

San Francisco, California

February 3, 2006

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions *	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2005	$208	$321	$(107)	$422
Year ended December 31, 2004	$207	$186	$(185)	$208
Year ended December 31, 2003	$342	$13	$(148)	$207

*	Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Campbell, State of California, on the 10th day of March 2006.

RAINMAKER SYSTEMS, INC.

By:	/s/ MICHAEL SILTON
Michael Silton, Chief Executive Officer

By:	/s/ STEVE VALENZUELA
Steve Valenzuela, Chief Financial Officer

By:	/s/ ALOK MOHAN
Alok Mohan, Chairman of the Board

By:	/s/ ROBERT LEFF
Robert Leff, Director

By:	/s/ MITCHELL LEVY
Mitchell Levy, Director

By:	/s/ BRADFORD PEPPARD
Bradford Peppard, Director