Form 10-Q
period 2006-03-31
RAINMAKER SYSTEMS INC
filed 2006-05-11
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2006

COMMISSION FILE NUMBER 000-28009

RAINMAKER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0442860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

900 East Hamilton Ave.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of April 28, 2006, the registrant had 13,372,836 shares of Common Stock outstanding.

RAINMAKER SYSTEMS, INC.

FORM 10-Q

AS OF MARCH 31, 2006

PART I. - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$15,373	$9,746
Restricted cash	480	586
Accounts receivable, less allowance for doubtful accounts of $410 and $422 at March 31, 2006 and December 31, 2005, respectively	12,065	10,374
Prepaid expenses and other current assets	1,321	1,212

Total current assets	29,239	21,918

Property and equipment, net	4,607	4,410
Intangible assets, net	3,417	3,652
Goodwill	3,921	3,921
Other noncurrent assets	256	257

Total assets	$41,440	$34,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,903	$17,741
Accrued compensation and benefits	1,503	1,427
Other accrued liabilities	1,795	1,732
Deferred revenue	1,183	882
Obligations under financing arrangements	201	301
Current portion of capital lease obligations	40	99
Current portion of notes payable	1,500	3,500

Total current liabilities	27,125	25,682

Deferred tax liability	445	440
Notes payable, less current portion	1,542	1,917

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 13,332,772 and 11,306,937 outstanding at March 31, 2006 and December 31, 2005, respectively	13	11
Additional paid-in capital	74,476	69,089
Accumulated deficit	(62,161)	(62,981)

Total stockholders’ equity	12,328	6,119

Total liabilities and stockholders’ equity	$41,440	$34,158

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net revenue	$11,070	$6,420

Operating expenses:
Costs of services	5,498	3,892
Sales and marketing	732	744
Technology	1,221	901
General and administrative	2,070	2,608
Depreciation and amortization	696	778

Total operating expenses	10,217	8,923

Operating income (loss)	853	(2,503)
Interest and other (expense) income, net	21	(3)

Income (loss) before income taxes	874	(2,506)
Provision for income taxes	54	—

Net income (loss)	$820	$(2,506)

Basic income (loss) per share	$0.07	$(0.27)

Diluted income (loss) per share	$0.06	$(0.27)

Weighted average common share
Basic	12,496	9,269

Diluted	13,068	9,269

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income (loss)	$820	$(2,506)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	461	616
Amortization of intangible assets	235	162
Stock-based compensation expense	14	—
Provision for allowances for doubtful accounts	89	330
Loss on disposal of fixed assets	—	26
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(1,780)	(602)
Prepaid expenses and other assets	(8)	24
Accounts payable	3,162	2,169
Accrued compensation and benefits	76	1,000
Other accrued liabilities	(31)	914
Deferred revenue	301	(246)

Net cash provided by operating activities	3,339	1,887

Investing activities:
Purchases of property and equipment	(658)	(786)
Restricted cash, net	106	(700)
Acquisition of businesses, net of cash acquired	—	(4,221)

Net cash used in investing activities	(552)	(5,707)

Financing activities:
Proceeds from issuance of common stock from option exercises	63	8
Net proceeds from issuance of common stock and warrants from private placement	5,312	—
Proceeds from notes payable	—	3,000
Principal payment of notes payable	(2,376)	(83)
Principal payment of financing arrangements	(100)	(127)
Principal payment of capital lease obligations	(59)	(80)

Net cash provided by financing activities	2,840	2,718

Net increase (decrease) in cash and cash equivalents	5,627	(1,102)

Cash and cash equivalents at beginning of period	9,746	10,104

Cash and cash equivalents at end of period	$15,373	$9,002

Supplement disclosures of cash flow information:
Cash paid for interest	$79	$20

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

The results of our operations for the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the year ending December 31, 2006, or any other period. These condensed consolidated financial statements should be read in conjunction with Rainmaker’s financial statements and notes thereto included in Rainmaker’s Annual Report on Form 10-K for the year ended December 31, 2005. Balance sheet information as of December 31, 2005 has been derived from the audited financial statements for the year then ended.

Certain amounts reported in the accompanying financial statements for 2005 have been reclassified to conform to the 2006 presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Rainmaker Systems, Inc. is a provider of business-to-business sales and marketing services, leveraging integrated telesales, marketing, web technologies, and data analytics to achieve higher revenue for clients. Our core activities include lead qualification and nurturing management, lead generation for product sales, subscription and service contract sales, and contract renewals and warranty extension sales. Our services are available individually or as an integrated solution.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Rainmaker Systems, Inc. and its wholly-owned subsidiaries (“we”, “our” or “the Company”). All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside of the company, and other relevant facts and circumstances. Actual results could differ from those estimates. Accounting policies that include particularly significant estimates are revenue recognition and presentation policies, valuation of accounts receivable, and the assessment of recoverability and measuring impairment of goodwill, intangible assets and fixed assets.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents generally consist of money market funds and certificates of deposit. The fair market value of cash equivalents represents the quoted market prices at the balance sheet dates and approximates their carrying value.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At March 31, 2006 and December 31, 2005, our allowance for potentially uncollectible accounts was $410,000 and $422,000, respectively.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the acquisition purchase price over the estimated fair value of net tangible and intangible assets acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and are reviewed for impairment in accordance with Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. During the quarter end ending March 31, 2006, we performed the annual impairment test for the goodwill generated by the Sunset Direct acquisition in the first quarter of 2005 (see Note 4.). The results of that test indicate that the market value of the Sunset Goodwill is greater than the carrying value, and accordingly, no impairment charge was recorded.

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

Income Taxes

We account for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more probable than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At March 31, 2006, we had gross deferred tax assets of approximately $20 million. Our deferred tax asset is subject to a 100% valuation allowance and therefore is not recorded on our balance sheet as an asset.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations, other than option grants to employees and directors below the fair market value of the underlying stock at the date of grant. See Note 6 for further discussion of the adoption of this standard and its effects on the financial statements presented herein.

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

We enter into contracts with our clients to market and sell our clients’ products and services. As a result, we primarily earn revenue from sales to the client’s customer, not the client itself. We have generated a significant portion of our net revenue from sales to customers of a limited number of clients. During the three months ended March 31, 2006, two customers accounted for more than 10% of our revenue and collectively represented 48% of our net revenue with the largest representing 38% of our net revenue. In the quarter ended March 31, 2005, these same two customers each accounted for more than 10% of our revenue and collectively represented 57% of our net revenue.

No individual client’s end-user customer accounted for 10% or more of our revenues in any period presented.

We have outsourced services agreements with our clients that expire at various dates ranging through April 2009. Many of our client agreements contain automatic renewal clauses. These clients may, however, terminate their contracts for cause in accordance with the provisions of each contract. In most cases, a client must provide us with advance written notice of its intention to terminate. Any loss of a single significant client may have a material adverse effect on the Company’s consolidated financial position, cash flows and results of operations.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”). SFAS 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 on January 1, 2005 did not have an impact on our consolidated results of operations, financial position or cash flows.

3. Net Loss Per Share

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

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Net income (loss)	$820	$(2,506)

Weighted-average common shares of common stock outstanding – basic	12,496	9,269
Plus: Outstanding dilutive options and warrants outstanding	1,653	—
Less: weighted-average shares subject to repurchase	(1,081)	—

Weighted-average shares used to compute diluted net loss per share	13,068	9,269

Basic net income (loss) per share	$0.06	$(0.27)

Diluted net income (loss) per share	$0.07	$(0.27)

The Company has excluded all outstanding warrants and stock options from the calculation of basic and diluted net loss per share because these securities are antidilutive for the period ended March 31, 2005. Options and warrants to purchase 1,416,137 shares of common stock have been excluded for the quarter ended March 31, 2005.

On December 15, 2005, we effected a 1-for-5 reverse stock split. All per share and share amounts have been restated to reflect the reverse stock split. Basic and diluted loss per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

4. Sunset Direct Acquisition

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

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of Sunset Direct occurred at the beginning of each respective period and assumes the amortization of intangible assets and recording additional interest expense. In August 2004, Sunset Direct acquired certain assets and assumed certain liabilities of a private Texas lead generation company. The following unaudited financial information of Sunset Direct also gives effect to such acquisition as if it occurred on January 1, 2005. (in thousands, except per share amounts):

Quarter Ended March 31, 2005
(Unaudited)
Revenues	$7,411

Net income (loss)	$(2,800)

Pro forma – basic net income (loss) per share:	$(0.29)

Pro forma – fully diluted net income (loss) per share:	$(0.29)

Pro forma weighted average shares outstanding – basic:	9,550

Pro forma weighted average shares outstanding - diluted:	9,550

5. Property and Equipment

Property and equipment:	Estimated Useful Life	March 31, 2006	December 31, 2005

Computer equipment	3 years	$6,123	$5,934
Capitalized software and development (1)	2-5 years	12,056	8,830
Furniture and fixtures	5 years	570	511
Leasehold improvements	Lease term	166	103

		18,915	15,378
Accumulated depreciation and amortization		(14,312)	(13,851)
Construction in process (1)		4	2,883

Property and equipment, net		$4,607	$4,410

(1)	During late 2004 and throughout 2005, we developed a replacement for our existing system to identify potential service sales opportunities, track the sales contacts and process the sale of the service contracts. During the three months ended March 31, 2006 we deployed and begin depreciating the new order entry system. In total, we have invested $3.2 million in the new order entry system including $163,000 in capitalized interest costs. We will depreciate this asset on a straight line basis over an estimated life of 5 years.

6. Stockholders’ Equity

Private Placement

On February 7, 2006, the Company entered into two Securities Purchase Agreements with certain new and existing investors. Pursuant to the Securities Purchase Agreements, the Company issued a total of 2,000,000 shares of the Company’s common stock at a price of $3.00 per share for gross proceeds of $6.0 million and issued warrants to the investors to purchase an additional 799,999 shares of common stock of the Company at an exercise price of $4.28 per share. The warrants have a 5-year term and will be exercisable beginning August 7, 2006. Net proceeds from the issuance were $5.3 million after payment of fees and costs. The securities issued pursuant to the Securities Purchase Agreements were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated there under and in reliance on similar exemptions under applicable state laws. Under the Securities Purchase Agreements, the Company also granted certain registration rights to each of the investors pursuant to which the Company filed a registration statement on Form S-3 that became effective on March 21, 2006, with respect to the common stock issued under the Securities Purchase Agreements and the common stock issuable upon conversion of the related warrants.

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

Stock-based compensation expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations, other than option grants to employees and directors below the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We included no estimated forfeiture rate for the three months ended March 31, 2006. As a result of the acceleration of vesting of 1,126,439 “out-of-the-money” options in December 2005, which was done in order to avoid compensation expense under the provisions of SFAS 123(R),there were a small number of unvested options remaining that were held by directors, officers and long term employees. The remaining options had relatively short vesting periods remaining with strike prices below the current market price for the stock. Therefore we expected all options to be exercised. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s historical losses and significant NOLs, we did not record such tax benefits during the three months ended March 31, 2006. Prior to the adoption of Statement SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of our stock price. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

Valuation and Expense Information under SFAS 123(R)

The weighted-average fair value of stock-based compensation to employees is based on the single option valuation approach. No forfeitures were estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. We calculate the estimated compensation expense separately for Employee Stock Options (“Options”) and Employee Stock Purchase Plan (“Purchase Plan”). There were no stock option grants during the three months ended March 31, 2006 and accordingly no fair value calculations were prepared. The stock-based compensation expense during the three months ended March 31, 2006 relates to awards previously issued.

We expense stock-based compensation to the same operating expense categories that the respective award grantee’s salary expense is reported. The table below reflects stock based compensation expense under SFAS 123(R) for the Options and Purchase Plan for the three months ended March 31, 2005 as follows (in thousands):

	Three Months Ended March 31, 2006
	Options	Purchase Plan	Total
Stock based compensation expense included:
Cost of services	$—	$1	$1
Technology	1	1	2
General & administrative	8	3	11

	$9	$5	$14

At March 31, 2006, an immaterial amount of stock-based compensation related to unvested awards had not been amortized and will be expensed during the remainder of fiscal 2006.

The table below reflects net income and basic and diluted net income per share for the three months ended March 31, 2006 compared with the pro forma information for the three months ended March 31, 2005 as follows (in thousands except per-share amounts):

	Actual Results under SFAS 123R for the Three Months Ended March 31, 2006	Pro Forma Results under SFAS 123R for the Three Months Ended March 31, 2005
Net loss as reported for the comparative period (1)	N/A	$(2,506)
Stock-based employee compensation expense (2)	(14)	(231)

Net income (loss) including effect of stock based compensation (3)	$820	$(2,737)

Basic and diluted loss reported for the comparative period (3)	N/A	$(0.27)

Basic net income (loss) including effect of stock based compensation (3)	$0.06	$(0.30)

Diluted net income (loss) including effect of stock based compensation (3)	$0.07	$(0.30)

(1)	Net loss and net loss per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.
(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123.
(3)	Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS 123.

Prior to fiscal 2006, the weighted-average fair value of stock-based compensation to employees was based on the single option valuation approach. Forfeitures were recognized as they occurred and it was assumed no dividends would be declared. The estimated fair value of stock-based compensation awards to employees was amortized using the straight-line method over the vesting period of the options. The weighted-average fair value calculations used for the pro forma presentation of results including stock based compensation were based on the following weighted-average assumptions:

	Three Months Ended March 31, 2005
	Options	Purchase Plan
Expected life in years	4.00	0.5
Volatility	1.75	0.91
Risk-free interest rate	3.1%	1.6%

A summary of activity under our Stock Incentive Plans for the three months ended March 31, 2006 is as follows:

	Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2005	712,629	1,831,411	$4.75
Authorized	452,277	—	$—
Granted	—	—	$—
Exercised	—	(25,840)	$3.50
Canceled	17,488	(17,488)	$8.00

Balance at March 31, 2006	1,182,394	1,788,083	$3.56

The following table summarizes information about stock options outstanding as of March 31, 2006:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.10 -$1.35	138,697	4.35	$1.15	138,499	$1.15
$1.36 - $2.29	141,296	4.85	$1.61	124,735	$1.54
$2.30 - $2.55	598,147	9.35	$2.51	598,141	$2.51
$2.56 - $2.80	446,570	9.34	$2.60	446,570	$2.60
$2.81 - $3.90	130,363	9.12	$2.99	130,362	$2.99
$3.91 - $7.70	74,596	7.29	$5.73	74,595	$5.73
$7.71 - $13.28	250,334	8.03	$9.47	250,328	$9.47
$13.29 - $20.32	8,080	7.18	$16.42	8,080	$16.42

$1.10 - $20.32	1,788,083	8.31	$3.56	1,771,310	$3.58

Employee Stock Purchase Plan

In 1999, our board of directors adopted and our shareholders approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan is available for all full-time employees possessing less than 5% of combined voting power on all outstanding classes of stock. The Purchase Plan provides for the issuance of common stock at a purchase price of 85% of the fair value of the common stock at the beginning or end of the offering period, whichever is lower. Purchase of shares is made through employee payroll deductions and may not exceed 15% of an employee’s total compensation. Unless terminated earlier at the discretion of our board of directors, the Purchase Plan terminates on the earlier of the last business day in October 2009, the date on which all shares available for issuance have been sold or the date on which all purchase rights are exercised in connection with a change in control. The number of shares available for future issuance under the Purchase Plan automatically increases annually on the first trading day of January by an amount equal to the lesser of 1% of our outstanding common stock at the end of the calendar year, or 400,000 shares. As of March 31, 2006, a total of 135,498 shares had been issued under the Purchase Plan and 455,779 shares were available for future issuance. At March 31, 2006, our employees had subscribed to purchase 10,225 shares of stock which will settle during the quarter ended June 30, 2006.

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

Among the important factors which could cause actual results to differ materially from those in the forward-looking statements are general market conditions, unfavorable economic conditions, our ability to integrate acquisitions and expand our call center without disruption to our business, our ability to execute our business strategy, the effectiveness of our sales team and approach, our ability to target, analyze and forecast the revenue to be derived from a client and the costs associated with providing services to that client, the date during the course of a calendar year that a new client is acquired, the length of the integration cycle for new clients and the timing of revenues and costs associated therewith, our client concentration given that the Company is currently dependent on a few large client relationships, potential competition in the marketplace, the ability to retain and attract employees, market acceptance of our service programs and pricing options, our ability to maintain our existing technology platform and to deploy new technology, our ability to sign new clients and control expenses, the possibility of the discontinuation of some client relationships, the financial condition of our clients’ business, our ability to raise additional equity or debt financing and other factors detailed in Part II Item 1A – “Risk Factors” of this Form 10-Q.

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

Our core activities are data development and analytics, lead generation, lead management and nurturing, installed base sales, and subscription and service contract sales. In addition to helping to generate increased revenue for our clients, we also enable our clients to deepen the relationship they have with the customers we contact on behalf of our clients. By selecting Rainmaker to assist them with improving the efficiency of their sales and marketing activities, clients can focus their attention on other business priorities

To date, the majority of our revenues have been derived from marketing and selling our client’s service contracts. Because of this, our quarterly and annual revenues are subject to fluctuation based on the total service contracts available for renewal or conversion in that period. As a result of this as well as general economic conditions in the United States, our net revenue has fluctuated in the past and may do so again. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition. During unfavorable economic periods, it may be more difficult to sign new clients or expand relationships with existing clients. In addition, during unfavorable economic periods, spending on existing and new technology may decrease, resulting in downgrades of service contracts or fewer new service contracts, which may have a material adverse impact on our business. This impact may be offset as technology companies may compensate for decreased spending on new technology and technology upgrades with expanded service contracts on their existing technology.

Our quarterly and annual operating results may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. Our operating results are expected to vary significantly from quarter to quarter and are difficult to predict. Our historical revenue has tended to fluctuate based on seasonal buying patterns of our clients and their customers. Our prospects must be considered in light of the risks, expenses and difficulties encountered by technology companies, particularly given that we operate in new and rapidly evolving markets, and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. See Part II Item 1A – “Risk Factors” of this Form 10-Q.

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

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which, among other things, requires us to amortize as expense the estimated intrinsic value of our employee share-based compensation. As disclosed in Note 6 in the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q, we incurred $14,000 of share-based compensation during the three months ended March 31, 2006.

Other than the adoption of SFAS 123 (R), management believes there have been no significant changes during the three months ended March 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Results of Operations

The following table sets forth for the periods given selected financial data as a percentage of our revenue. The table and discussion below should be read in connection with the financial statements and the notes thereto which appear elsewhere in this report as well as with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

	Quarter Ended March 31,
	2006	2005
Net revenue	100.0%	100.0%

Operating expenses:
Costs of services	49.7%	60.6%
Sales and marketing	6.6%	11.6%
Technology	11.0%	14.0%
General and administrative	18.7%	40.6%
Depreciation and amortization	6.3%	12.1%

Total operating expenses	92.3%	138.9%

Operating income (loss)	7.7%	(38.9)%
Interest and other (expense) income, net	0.2%	(0.01)%
Provision for income taxes	0.5%	0%

Net income (loss)	7.4%	(39.0)%

Comparison of three months ended March 31, 2006 and 2005

Net Revenue. Net revenue increased 72% to $11.1 million for the three months ended March 31, 2006 from $6.4 million for the comparable period in 2005. The increase in revenue was primarily the result of $2.2 million growth of revenues contributed by our services sales activities and a $2.5 million increase in reported revenue from lead generation activities. The revenue growth from service sales activities is from within our existing client base as we were able expand our presence with our clients as well as execute on our sales and marketing strategies. While lead generation revenue did grow during the comparative periods, a significant part of the reported increase is related to the comparative period only reflecting revenue from February 8, 2005 through March 31, 2005.

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

Costs of services. Costs of services increased 42% to $5.5 million for the three months ended March 31, 2006 from $3.9 million for the three months ended March 31, 2005. Costs of services decreased as a percentage of revenue from 60.6% in the three months ended March 31, 2005 to 49.7% for the three months ended March 31, 2006. The total increase of $1.6 million for the comparative three month periods was mostly due to an overall increase of approximately 243 employees and temporary personnel in direct sales and marketing as a result of our acquisition of Sunset Direct in February 2005. Only those costs from the acquisition date thru March 31, 2005 are included in the comparative quarter then ended. We also incurred additional variable costs such as sales commissions and transactional expense due to our increase in revenue. The decrease in the percentage of cost of services to revenue (or inversely the improvement in gross margin) is due largely to our completion of the transition to our Austin, Texas call center. The Austin call center provides us with a lower cost environment where, over the past year, we have been able to improve productivity per sales rep by approximately 11%. Costs of services in absolute dollars and as a percentage of revenue have both fixed and variable components. These costs are expected to continue to fluctuate based on our client mix and our revenue levels.

Sales and Marketing Expenses. Sales and marketing expenses declined 2% to $732,000 for the three months ended March 31, 2006 from $744,000 for the three months ended March 31, 2005. The three month period ended March 31, 2005 included $139,000 of severance costs that were not incurred in the quarter ended March 31, 2006. Excluding the severance item, the relative increase of $127,000 reflects the addition of 5 salespeople focused on adding new clients to our business. The increase also reflects a full quarter of costs associated with lead generation sales and marketing activities from our Sunset Direct acquisition which were only included in part of the quarter ended March 31, 2005.

Technology Expenses. Technology expenses increased 36% to $1.2 million for the three months ended March 31, 2006 from $900,000 for the three months ended March 31, 2005. As we invest in on-going upgrades to our IT infrastructure we have incurred higher consulting and support fees. These costs include monthly hosting fees for our existing IT infrastructure which is now being co-located as well as hosting fees related to our new order entry system which was brought into production during the quarter ended March 31, 2006. In addition, part of the comparative increase is attributable to the addition of technology personnel and operations through our acquisition of Sunset Direct which were only included in part of the quarter ended March 31, 2005.

General and Administrative Expenses. General and administrative expenses decreased 21% to $2.1 million for the three months ended March 31, 2006, as compared to $2.6 million for the comparable period of 2005. The three month period ended March 31, 2005 included $493,000 of severance costs that were not incurred in the quarter ended March 31, 2006. The comparative period ended March 31, 2005 includes only part of the expenses from our Sunset Direct acquisition. Despite the addition of a full quarter of costs from the Sunset Direct acquisition, our costs have declined due to the integration of the two organizations and the elimination of redundant staff and other costs.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased 11% to $696,000 for the three months ended March 31, 2006, from $778,000 for the comparable period in 2004. Amortization expense associated with intangibles acquired in connection with our acquisition of Sunset Direct are reported in both comparable periods with $235,000 and $162,000 in the three months ended March 31, 2006 and 2005, respectively. Sunset Direct intangible amortization was only included in part of the quarter ended March 31, 2005. The overall decrease in depreciation and amortization expense is the result of assets becoming fully depreciated during the third and fourth quarters of 2005. These include our legacy order entry system and the leasehold improvements on our former headquarters in Scotts Valley. In March of 2006, we placed in service our new order entry system and began depreciation of this $3.2 million asset over its estimated useful life of five years on a straight line basis.

Interest and Other (Expense) Income, Net. The components of interest and other income (expense), net are as follows (dollars in thousands):

	Quarter Ended March 31,		Increase (Decrease)
	2006	2005	$ Amt	%
Interest income	$34	$32	$2	6.2%
Interest expense	(11)	(35)	39	111%
Other	(2)	—	2	100%

	$21	$(3)	$24	$50

The increase in interest income is attributable to an increase in cash available due to the proceeds of our private equity placement that raised $5.3 million, net of expenses which was completed on February 7, 2006. As explained further in “Liquidity and Sources of Capital” our cash balances will fluctuate throughout each quarter due to our terms for payment to our clients for the service contracts that we sell.

The decrease in interest expense is the result of the capitalization of interest cost. During the development of our client management system and while we capitalize internal costs, we are required to capitalize interest on the costs of assets under development. Accordingly, $63,000 in interest costs were capitalized to our client management system during the quarter ended March 31, 2006. During the year of the comparative periods, we increased our borrowings, primarily the $3.0 million Term Loan obtained in February 2005 in connection with the acquisition of Sunset Direct and interest on the June 2005 Term Loan to fund the purchase and implementation of our new client management system, in addition to interest on obligations of Sunset Direct under capital leases. Our cost for interest during the three months ended March 31, 2006 was $74,000 before the deduction for capitalized interest.

Liquidity and Sources of Capital

To date, we have funded operations from net cash proceeds from the sale of common stock and the incurrence of debt. During the three months ended March 31, 2006, we achieved profitability and generated cash from operations in the amount of $3.3 million. On February 7, 2006, we raised $5.3 million, net of issuance costs, from a private placement of our common stock. In December 2005, our lender increased our line of credit facility from $2 million to $4 million. In June 2005, we raised $2.6 million, net of issuance costs, from a private placement of our common stock. In June 2005, we also obtained a $1.5 million term loan that is being utilized to fund the purchase and implementation of our new client management system. In February 2005, we obtained a $3 million term loan to retire certain indebtedness and certain other liabilities of Sunset Direct in connection with our acquisition of Sunset Direct. In February 2004, we raised $6.3 million, net of issuance costs, from a private placement of our common stock.

Cash and cash equivalents were $15.4 million at March 31, 2006 as compared to $9.7 million at December 31, 2005. We had negative working capital of $3.8 million at December 31, 2005. As a result of the net $5.3 million raised in a private placement of our common stock in February 2006, the negative working capital at December 31, 2005 has been fully funded and we now have positive working capital of $2.1 million. Our cash balances may fluctuate throughout each quarter due to our terms for payment to our clients for the service contracts that we sell.

Operating activities for the quarter ended March 31, 2006 provided cash of $3.3 million as compared to cash provided by operating activities of $1.9 million in the comparable quarter in 2005. Cash provided by operating activities during the quarter ended March 31, 2006 is primarily the result of the $3.5 million combined increase in accounts payable, deferred revenue and accrued compensation and benefits, and the reduction of other accrued liabilities. These are offset by increases in accounts receivable and prepaid assets totaling $1.8 million. Together, the change in operating assets and liabilities contributed $1.7 million in operating cash during the quarter ended March 31, 2006. For the quarter ended March 31, 2006 we generated net income of $820,000. The non-cash expenditures of depreciation and amortization of property and intangibles, stock-based compensation and the provision for allowance for doubtful accounts totaled $799,000. Together, net income and non-cash expenditures contributed $1.6 million to cash from operating activities.

During the three months ended March 31, 2006, we achieved profitability and generated cash from operations in the amount of $3.3 million. While we have not been profitable in the past, our ability to generate a profit in the three months ended March 31, 2006 was the result of investments in technology, sales and marketing and personnel that in turn resulted in the successful execution of our business strategy. While we are hopeful that we can continue to be profitable and generate cash from operations in the future, there can be no assurances that we will continue to do so. We expect to continue to invest in technology and marketing strategies as well as the potential acquisition of businesses. Accordingly, in order to fully execute these long-term business strategies, we may continue to raise cash proceeds from the sale of stock and the incurrence of debt.

Accounts receivable increased at March 31, 2006 as compared to December 31, 2005 as a result of higher first quarter sales in 2006 as compared to the fourth quarter of 2005 as well as the comparative quarter ended March 31, 2005. We experienced higher sales related to our largest client who ended their fiscal year during our quarter ended March 31, 2006 and therefore provided us with a seasonal revenue increase. Our days sales outstanding (DSO), improved to 26 days at March 31, 2006 from 28 days at December 31, 2005. Our accounting treatment for net revenue (see “Revenue Recognition and Presentation” under Note 2 to the Condensed Consolidated Financial Statements) requires that we report revenue net of the obligation to our clients for our cost of the service sales contracts we sell on their behalf. Since we record the gross billing to the end customer of our clients in our accounts receivable, we calculate DSO based on our ability to collect those gross billings from the end customers.

The increase in accounts payable was primarily due to the timing of payments to our clients for service and maintenance contracts we sold on their behalf. The increase in accrued compensation and benefits at March 31, 2006 as compared to December 31, 2005 is due to higher accruals for commissions and bonuses as result of higher sales volumes and positive operating results. Deferred revenue increased because we invoiced several large customers in advance of lead generation work to be performed. The decrease in other accrued liabilities is attributable to the reduction of liabilities related to cash received for non-service payments inadvertently paid to the Company by its customers instead of paid directly to the Company’s clients. At the time of cash receipt the Company records a current liability for the amount of non-service payments received.

Cash used in investing activities was $552,000 and $5.7 million for the quarters ended March 31, 2006 and 2005, respectively. The decrease in cash used in investing activities was primarily due to our investment in Sunset Direct that totaled $4.2 million and was reported in the comparative period last year. In both periods reported, we invested similar amounts to improve the capacity of our systems and software to support the expansion of our client business. We invested $658,000 and $786,000, primarily, to upgrade our computer system in the quarter ended March 31, 2006 and 2005, respectively. Restricted cash as of March 31, 2006 decreased by $106,000 during the quarter ended March 31, 2006, as compared to an increase of $700,000 in the comparable period in 2005.

Cash provided by financing activities was $2.8 million for the three months ended March 31, 2006 as compared to cash provided by financing activities of $2.7 million for the comparative period in 2005. Cash provided by financing activities in 2006 was primarily a result of net proceeds totaling $5.3 million from our placement of private equity which was completed on February 7, 2006. This amount was offset by principal payments totaling $2.5 million on our line of credit, term loans and other financing obligations. Cash provided by financing activities in the 2005 comparative period was primarily the result of term loan proceeds of $3.0 million, partially offset by the repayment of capital lease and other financing arrangements.

Our principal source of liquidity as of March 31, 2006 consisted of $15.4 million of cash and cash equivalents and $3.0 million remaining on our Revolving Credit Facility. In connection with a financial covenant related to our Term Loan and the June 2005 Term Loan, we are required to maintain unrestricted cash deposits of $3.0 million with our lender Bridge Bank, N.A., which is included in the $15.4 million of cash and cash equivalents. We anticipate that our existing capital resources and cash flow expected to be generated from future operations will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months.

In December 2005, our Business Loan Agreement and Commercial Security Agreement with Bridge Bank, N.A. (the “Revolving Credit Facility”) was increased to $4.0 million from the then existing $2.0 million. In addition, the maturity date was extended to December 2006 from May 2006. We had originally entered into this Revolving Credit Facility with our lender in April 2004. A component of the Revolving Credit Facility is a $1.0 million Letter of Credit facility. Borrowings and letter of credit issuances are subject to borrowing base calculations and other limitations. As of December 31, 2005, we had borrowed $2.0 million under the Revolving Credit Facility, which was repaid in full in January 2006. As of March 31, 2006, we had no borrowings under the Revolving Credit Facility. Interest on the Revolving Credit Facility is a variable rate of prime per annum (7.75% at March 31, 2006), but not less than 4% per annum. In addition, three letters of credit in the aggregate face amount of $925,000 were outstanding under the Revolving Credit Facility as of March 31, 2006 (as described below).

In July 2005, we issued an Irrevocable Standby Letter of Credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued Irrevocable Standby Letters of Credit to two of our clients. The letters of credit were issued in the amounts of $325,000 and $500,000 as guarantees for service contracts sold by us on behalf of our clients and both expire in September 2006. The letters of credit were issued under the Revolving Credit Facility described above. As of March 31, 2006, no amounts have been drawn against the letters of credit.

In June 2005, we entered into a Business Loan Agreement with Bridge Bank, N.A., pursuant to which we obtained a $1.5 million term loan (the “June 2005 Term Loan”) that is being utilized to fund the purchase and implementation of our new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime plus 1.00% per annum (8.75% per annum at March 31, 2006).

Concurrent with the closing of the merger transaction with Sunset Direct in February 2005, we entered into a Business Loan Agreement and Commercial Security Agreement with Bridge Bank, N.A., and obtained a $3.0 million term loan (the “Term Loan”) that that was utilized to retire certain indebtedness and certain other liabilities of Sunset Direct. The Term Loan is to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime plus 1.00% per annum (8.75% per annum at March 31, 2006).

The Term Loan, June 2005 Term Loan and Revolving Credit Facility are secured by substantially all of our consolidated assets, including intellectual property. We must comply with certain financial covenants, including maintaining a minimum quick ratio and a minimum tangible net worth and maintaining unrestricted cash of $3.0 million with the Bridge Bank, N.A. The Term Loan, the June 2005 Term Loan and the Revolving Credit Facility contain customary covenants that will, subject to limited exceptions, limit our ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Term Loan, June 2005 Term Loan and the Revolving Credit Facility also provide for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Term Loan, the June 2005 Term Loan and Revolving Credit Facility. As of March 31, 2006, we had $1.9 million and $1.1 million outstanding on the Term Loan and June 2005 Term Loan, respectively, and no amount outstanding on the Revolving Credit Facility.

Off-Balance Sheet Arrangements

Leases

As of March 31, 2006, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2009, including an additional facility operating lease commitment assumed in connection with the Company’s acquisition of Sunset Direct in February 2005 and the lease for the Company’s corporate headquarters in Campbell, California (as described below). These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up front cash flow related to purchasing the assets.

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

In August 2005, we renewed our operating lease for 46,300 square feet of office space for our facility in Austin, Texas. The facility serves as an operations center for our lead generation services as well as a major part of our service sales operations. The renewed term will expire in July 2009. The base rent for the Austin facility will escalate from approximately $325,000 for the initial year, to approximately $383,000 for the final year. In addition, the Company must pay its proportionate share of operating costs and taxes. On March 27, 2006, Sunset Direct entered into an amendment with its landlord in Austin, Texas. The Amendment, among other things, expands Sunset Direct’s premises by an additional 7,623 rentable square feet effective as of March 31, 2006. As a result, the annual base rent in Austin, Texas will be on average an additional $61,000 per year through the remainder of the lease term ending in July 2009. In both the California and the Texas facilities, we pay rent and maintenance on some of the common areas in each of our leased facilities.

Guarantees

In July 2005, we issued an Irrevocable Standby Letter of Credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued Irrevocable Standby

Letters of Credit to two of our clients. The letters of credit were issued in the amounts of $325,000 and $500,000 as guarantees for service contracts sold by us on behalf of our clients and both expire in September 2006. The letters of credit were issued under the Revolving Credit Facility described above. As of March 31, 2006, no amounts have been drawn against the letters of credit.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of March 31, 2006 and December 31, 2005.

Contractual Obligations

Capital Leases

We lease certain property under capital leases that expire at various dates through 2006. The effective annual imputed interest rates on our capital lease obligations range from 2.4% to 17.0%, with a weighted average of 12.0%. The capital lease obligations are collateralized by the related leased property and equipment.

Financing Obligations

In November 2005, we entered into a Commercial Insurance Premium Finance and Security Agreement (“2006 Financing Agreement”) to finance certain of our liability insurance premiums in the amount of $334,000. Amounts owed under the 2006 Financing Agreement bear interest at an annual rate of 6.0% and principal and interest are payable in monthly installments of approximately $33,000, through September 2006. At March 31, 2006, our liability related to the 2006 Financing Agreement was $201,000.

Term Loans

In June 2005, the Company entered into a Business Loan Agreement with Bridge Bank, N.A. (the “Lender”), pursuant to which the Company obtained a $1.5 million term loan (the “ June 2005 Term Loan”) that is being utilized to fund the implementation of the Company’s new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime plus 1.00% per annum (8.75% per annum at March 31, 2006). As of March 31, 2006, the Company had $1.1 million outstanding on the June 2005 Term Loan.

In February 2005, concurrent with the closing of the acquisition of Sunset Direct, the Company entered into a Business Loan Agreement and Commercial Security Agreement with the Lender (the “Term Loan”). The Term Loan is to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime plus 1.00% per annum (8.75% per annum at March 31, 2006). As of March 31, 2006, the Company had $1.9 million outstanding on the Term Loan.

Revolving Credit Facility

In April 2004, we entered into a Business Loan Agreement and a Commercial Security Agreement (the “Revolving Credit Facility”) with the Lender. The Revolving Credit Facility originally matured in May 2005, and provided borrowing availability up to a maximum of $3.0 million through a secured revolving line of credit that includes a $1.0 million Letter of Credit facility. In December 2005, the total available under the Revolving Credit Facility was increased to $4.0 million and the maturity was extended to December 2006. As of March 31, 2006, we had no amounts outstanding under the Revolving Credit Facility.

Future payments under our contracts and obligations at March 31, 2006 are as follows:

(In thousands)	Capital Leases	Financing Obligation (1)	Term Loan (1)	June 2005 Term Loan (1)	Operating Leases	Total
2006	$43	$201	$750	$375	$504	$1,873
2007	—	—	1,000	500	704	2,204
2008	—	—	167	250	612	1,029
2009	—	—			229	229

Total minimum payments	43	201	1,917	1,125	2,049	5,335
Less amount representing interest	(3)	—	—	—	—	(3)

Net amount of payments	$40	$201	$1,917	$1,125	$2,049	$5,332

(1)	– Excludes interest payments.

Included in future minimum operating lease payments is our obligation relating to our facilities, including the lease for the Company’s corporate headquarters in Campbell, California. The operating lease for our Austin facility expires in July 2009.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates on our variable rate borrowings. Interest rates on our capital lease and financing obligations are fixed, but rates on borrowings under our Term Loan, June 2005 Term Loan and Revolving Credit Facility are variable. In February 2005, the Company entered into a Business Loan Agreement and Commercial Security Agreement pursuant to which the Company obtained a $3.0 million Term Loan that is to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime plus 1.00% per annum (8.75% per annum at March 31, 2006). As of March 31, 2006, the Company had $1.9 million outstanding on the Term Loan. In June 2005, the Company entered into a Business Loan Agreement pursuant to which the Company obtained a $1.5 million term loan (the “June 2005 Term Loan”). The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime plus 1.00% per annum (8.75% per annum at March 31, 2006). As of March 31, 2006, the Company had $1.1 outstanding on the June 2005 Term Loan. Based on our projected cash needs for the foreseeable future, we do not expect that our exposure to changes in interest rates for these borrowings will have a material impact on our interest expense.

Our earnings are affected by changes in short-term interest rates as a result of our two term loans and our Revolving Credit Facility, which bear interest at variable rates based on the prime lending rate (the prime rate was 7.75% at March 31, 2006). Maturity dates on these loans range from December 2006 to May 2008. At December 31, 2005, we had $3.0 million of debt outstanding under these loans. Based on the funding dates for these loans and payments already made during 2006, we estimate that a 1% increase in interest rates would result in $30,000 in additional interest expense for the year ended December 31, 2006. Due to our debt level at March 31, 2006, anticipated cash flows from operations, and the various financial alternatives available to management, should there be an adverse change in interest rates, we do not believe that we have significant exposure to market risks associated with changing interest rates as of March 31, 2006. We do not use derivative financial instruments in our operations.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Rainmaker’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Rainmaker’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Rainmaker’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Rainmaker in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Change in Internal Control over Financial Reporting

No change in Rainmaker’s internal control over financial reporting occurred during Rainmaker’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Rainmaker’s internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently are not a party to any material legal proceedings and are not aware of any pending or threatened litigation that would have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

We have incurred recent losses and may incur losses in the future.

Although we reported net income for the quarter ended March 31, 2006, we incurred a net loss of $5.0 million for the year ended December 31, 2005, a net loss of $4.9 million for the year ended December 31, 2004, and a net loss of $3.1 million for the year ended December 31, 2003. Our accumulated losses through December 31, 2005 were $63.0 million. We may incur losses in the future, depending on the timing of signing of new clients, costs to initiate service for new clients, impact of new and existing clients, our decisions to further invest in our technology or infrastructure, and our ability to continue to increase our operating efficiencies.

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

We enter into contracts with our clients to market and sell our clients’ products and services. As a result, we primarily earn revenue from sales to the client’s customer, not the client itself. We have generated a significant portion of our net revenue from sales to customers of a limited number of clients. During the three months ended March 31, 2006, customers of two of our clients accounted for more than 10% of our revenue and collectively represented 48% of our net revenue with the largest representing 38% of our net revenue. In the quarter ended March 31, 2005, customers of these same two clients each accounted for more than 10% of our revenue and collectively represented 57% of our net revenue.

No individual client’s end-user customer accounted for 10% or more of our revenues in any period presented.

We expect that a small number of clients will continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our principal clients could cause a significant decrease in our revenue. In addition, our software and technology clients operate in industries that experience consolidation from time to time, which could reduce the number of our existing and potential clients. Any loss of a single significant client may have a material adverse effect on our financial position, cash flows and results of operations. Our agreement with Hewlett Packard, a client that represents more than 10% of our revenue, will expire in August 2007 unless renewed. Our agreement with IBM, another significant client, will expire in July 2006 unless renewed.

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

In March 2005, the SEC postponed, for one year, the compliance date for reporting on internal control by non-accelerated filers. Despite this postponement, we expect to continue to spend an increased amount of management time and internal and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems and attestations of the effectiveness of these systems by our independent auditors. We are currently documenting and testing our internal control systems and procedures and considering improvements that may be necessary in order for us to comply with the requirements of Section 404 by the end of 2007; however, as described below, if we become an accelerated filer in 2006, then we will need to comply with the requirements of Section 404 for our fiscal year ending December 31, 2006. This process has required us to hire outside advisory services and has resulted in additional accounting and legal expenses. While we believe that we currently have adequate internal controls over financial reporting, in the event that our chief executive officer, chief financial officer or independent auditors determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

Under current SEC rules, if our market capitalization, excluding the holdings of officers, directors and other affiliates, exceeds $75 million on June 30, 2006, we will be required to be compliant with Section 404 of the Sarbanes Oxley Act of 2002 for the fiscal year ending December 31, 2006, which would require us to incur additional costs beginning in the current fiscal year to comply with Section 404. If our market capitalization, excluding the holdings of officers, directors and other affiliates, is below $75 million at June 30, 2006, then we will have until December 31, 2007 to comply with the requirements of Section 404.

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

We make investments in technology and capitalize these costs and begin depreciating once the technology is deployed. Such assets are subject to reviews for impairment in the event they are not fully utilized.

We make technology and system improvements and capitalize those costs until the technology is deployed, at which time we begin to depreciate the asset over the expected useful life of the asset. During the quarter ended March 31, 2006, we deployed our new order entry system for use on one of our clients. We have invested $3.2 million in this system and expect to use it as our order entry platform for all of our service sales clients. If unforeseen events or circumstances prohibit us from using this system with all clients, we may be forced to impair some or all of this asset.

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

Our directors, executive officers and entities affiliated with them together beneficially control approximately 16% of our outstanding shares (based on the number of shares outstanding as of April 28, 2006). As a result, any significant combination of those stockholders, acting together, may have the ability to disproportionately influence all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Rainmaker, which, in turn, could depress the market price of our common stock.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of April 28, 2006, we had 13,372,836 outstanding shares of common stock. This amount includes shares issued under the Securities Purchase Agreements on February 7, 2006, as described below. As of March 31, 2006, there were an aggregate of 2,983,284 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 1,788,083 issuable upon exercise of options outstanding under our option plan and 1,195,200 shares of common stock issuable upon exercise of the outstanding warrants issued to the investors in our private placement transactions completed on February 7, 2006, June 15, 2005 and February 20, 2004. Under our existing stock option plan and employee stock purchase plan, we may issue up to an additional 1,182,394 shares and 535,779 shares of our common stock, respectively, subject to the terms and conditions of such plans. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, compensation or otherwise. We have not entered into any definitive agreements regarding any future acquisitions and cannot ensure that we will be able to identify or complete any acquisition in the future.

On February 7, 2006, the Company entered into two Securities Purchase Agreements with certain new and existing investors. Pursuant to the Securities Purchase Agreements, the Company issued a total of 2,000,000 shares of the Company’s common stock at a price of $3.00 per share for gross proceeds of $6.0 million and issued warrants to the investors to purchase an additional 799,999 shares of common stock of the Company at an exercise price of $4.28 per share. The securities issued pursuant to the Securities Purchase Agreements were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated there under and in reliance on similar exemptions under applicable state laws. Under the Securities Purchase Agreements, the Company also granted certain registration rights to each of the investors pursuant to which the Company filed a registration statement on Form S-3 that became effective on March 21, 2006, with respect to the common stock issued under the Securities Purchase Agreements and the common stock issuable upon conversion of the related warrants.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 7, 2006, the Company entered into two Securities Purchase Agreements with certain new and existing investors. Pursuant to the Securities Purchase Agreements, the Company issued a total of 2,000,000 shares of the Company’s common stock at a price of $3.00 per share for gross proceeds of $6.0 million and issued warrants to the investors to purchase an additional 799,999 shares of common stock of the Company at an exercise price of $4.28 per share. The securities issued pursuant to the Securities Purchase Agreements were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated there under and in reliance on similar exemptions under applicable state laws. Under the Securities Purchase Agreements, the Company also granted certain registration rights to each of the investors pursuant to which the Company filed a registration statement on Form S-3 on March 10, 2006, with respect to the common stock issued under the Securities Purchase Agreements and the common stock issuable upon conversion of the related warrants. The registration statement was declared effective on March 21, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

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

RAINMAKER SYSTEMS, INC.

Dated: May 11, 2006	/s/ MICHAEL SILTON
Michael Silton
Chief Executive Officer
(Principal Executive Officer)

/s/ STEVE VALENZUELA
Steve Valenzuela
Secretary and Chief Financial Officer
(Chief Accounting Officer)