Form 10-Q
period 2006-06-30
RAINMAKER SYSTEMS INC
filed 2006-08-10
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2006

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

As of July 31, 2006, the registrant had 13,762,016 shares of Common Stock outstanding.

RAINMAKER SYSTEMS, INC.

FORM 10-Q

AS OF JUNE 30, 2006

PART I. - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$15,048	$9,746
Restricted cash	478	586
Accounts receivable, less allowance for doubtful accounts of $270 and $422 at June 30, 2006 and December 31, 2005, respectively	11,314	10,374
Prepaid expenses and other current assets	1,178	1,212

Total current assets	28,018	21,918

Property and equipment, net	4,303	4,410
Intangible assets, net	3,427	3,652
Goodwill	4,139	3,921
Other noncurrent assets	261	257

Total assets	$40,148	$34,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,559	$17,741
Accrued compensation and benefits	1,585	1,427
Other accrued liabilities	2,216	1,732
Deferred revenue	1,335	882
Obligations under financing arrangements	100	301
Current portion of capital lease obligations	10	99
Current portion of notes payable	1,500	3,500

Total current liabilities	24,305	25,682

Deferred tax liability	10	440
Notes payable, less current portion	1,167	1,917

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 13,758,454 and 11,306,937 outstanding at June 30, 2006 and December 31, 2005, respectively	14	11
Additional paid-in capital	76,042	69,089
Accumulated deficit	(61,390)	(62,981)

Total stockholders’ equity	14,666	6,119

Total liabilities and stockholders’ equity	$40,148	$34,158

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenue	$11,267	$8,037	$22,337	$14,457
Operating expenses:
Costs of services	5,586	5,039	11,084	8,931
Sales and marketing	892	501	1,624	1,245
Technology	1,408	1,108	2,629	2,009
General and administrative	1,779	1,935	3,849	4,543
Depreciation and amortization	790	858	1,486	1,636

Total operating expenses	10,455	9,441	20,672	18,364

Operating income (loss)	812	(1,404)	1,665	(3,907)
Interest and other (expense) income, net	(23)	(70)	(2)	(73)

Income (loss) before income taxes	789	(1,474)	1,663	(3,980)
Provision for income taxes	18	—	72	—

Net income (loss)	$771	$(1,474)	$1,591	$(3,980)

Basic income (loss) per share	$0.06	$(0.15)	$0.12	$(0.42)

Diluted income (loss) per share	$0.05	$(0.15)	$0.12	$(0.42)

Weighted average common share
Basic	13,545	9,835	12,905	9,550

Diluted	14,424	9,835	13,785	9,550

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income (loss)	$1,591	$(3,980)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	951	1,239
Amortization of intangible assets	535	397
Stock-based compensation expense	31	—
Provision for allowances for doubtful accounts	124	230
Loss on disposal of fixed assets	—	62
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(1,064)	(1,488)
Prepaid expenses and other assets	40	(43)
Accounts payable	(182)	2,067
Accrued compensation and benefits	158	684
Other accrued liabilities	484	1,605
Deferred revenue	453	(103)

Net cash provided by operating activities	3,121	670

Investing activities:
Purchases of property and equipment	(844)	(1,796)
Restricted cash, net	108	(933)
Acquisition of businesses, net of cash acquired	(70)	(4,386)

Net cash used in investing activities	(806)	(7,115)

Financing activities:
Proceeds from issuance of common stock from option exercises	512	225
Proceeds from issuance of common stock from ESPP	23	22
Proceeds from issuance of common stock upon exercise of warrants	180	—
Net proceeds from issuance of common stock and warrants from private placement	5,312	2,596
Proceeds from notes payable	—	4,500
Principal payment of notes payable	(2,750)	(333)
Principal payment of financing arrangements	(201)	(275)
Principal payment of capital lease obligations	(89)	(150)

Net cash provided by financing activities	2,987	6,585

Net increase in cash and cash equivalents	5,302	140

Cash and cash equivalents at beginning of period	9,746	10,104

Cash and cash equivalents at end of period	$15,048	$10,244

Supplement disclosures of cash flow information:
Cash paid for interest	$103	$68

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

The results of our operations for the three and six months ended June 30, 2006 are not necessarily indicative of results to be expected for the year ending December 31, 2006, or any other period. These condensed consolidated financial statements should be read in conjunction with Rainmaker’s financial statements and notes thereto included in Rainmaker’s Annual Report on Form 10-K for the year ended December 31, 2005. Balance sheet information as of December 31, 2005 has been derived from the audited financial statements for the year then ended.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside of the company, and other relevant facts and circumstances. Actual results could differ from those estimates. Accounting policies that include particularly significant estimates are revenue recognition and presentation policies, valuation of accounts receivable, and assessing the recoverability and measuring any impairment of goodwill, intangible assets and fixed assets.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents generally consist of money market funds and certificates of deposit. The fair market value of cash equivalents represents the quoted market prices at the balance sheet dates and approximates their carrying value.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At June 30, 2006 and December 31, 2005, our allowance for potentially uncollectible accounts was $270,000 and $422,000, respectively.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the acquisition purchase price over the estimated fair value of net tangible and intangible assets acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and are reviewed for impairment in accordance with Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. During the quarter end ending March 31, 2006, we performed the annual impairment test for the goodwill and indefinite lived intangible generated by the Sunset Direct acquisition in the first quarter of 2005 (see Note 5). The results of that test indicated that the fair value of the Sunset Direct goodwill and the indefinite lived intangible is greater than the carrying value, and accordingly, no impairment charge was recorded.

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

Income Taxes

We account for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more probable than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At June 30, 2006, we had gross deferred tax assets of approximately $20 million. Our deferred tax asset is subject to a 100% valuation allowance and therefore is not recorded on our balance sheet as an asset.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations, other than option grants to employees and directors below the fair market value of the underlying stock at the date of grant. See Note 7 for further discussion of the adoption of this standard and its effects on the financial statements presented herein.

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

We enter into contracts with our clients to market and sell our clients’ products and services. As a result, we primarily earn revenue from sales to the client’s customer, not the client itself. We have generated a significant portion of our net revenue from sales to customers of a limited number of clients. During the three and six months ended June 30, 2006, two customers accounted for more than 10% of our revenue and collectively represented 49% and 49% of our net revenue for the three and six months ended June 30, 2006, respectively. Our largest client represented 39% and 38% of our net revenue for the respective three and six month periods. In the three and six month periods ended June 30, 2005, these same two customers each accounted for more than 10% of our revenue and collectively represented 44% and 50% of our net revenue, respectively.

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

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Financial Accounting Statement No. 109, “Accounting for Income Taxes.” The interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 to have a material impact on our financial statements.

3. Net Income (Loss) Per Share

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

The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$771	$(1,474)	$1,591	$(3,980)

Weighted-average common shares of common stock outstanding – basic	13,545	9,835	12,905	9,550
Plus: Outstanding dilutive options and warrants outstanding	2,212	—	2,212	—
Less: weighted-average shares subject to repurchase	(1,333)	—	(1,332)	—

Weighted-average shares used to compute diluted net loss per share	14,424	9,835	13,785	9,550

Basic net income (loss) per share	$0.06	$(0.15)	$0.12	$(0.42)

Diluted net income (loss) per share	$0.05	$(0.15)	$0.12	$(0.42)

The Company has excluded all outstanding warrants and stock options to purchase 1,699,351 shares of common stock from the calculation of basic and diluted net loss per share for the period ended June 30, 2005, because these securities are antidilutive for the period.

On December 15, 2005, we effected a 1-for-5 reverse stock split. All per share and share amounts have been restated to reflect the reverse stock split. Basic and diluted loss per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

4. Business Telemetry Acquisition

On May 16, 2006, we announced that we had entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Business Telemetry, Inc. (d/b/a Metrics Corporation), a California corporation (“Metrics”), and Kenneth S. Forbes, III, as representative of the shareholders of Metrics. Pursuant to the Purchase Agreement, Rainmaker acquired certain of the assets of Metrics, including certain software and related intellectual property. Under the terms of the Purchase Agreement, Rainmaker issued 158,480 shares of common stock in exchange for the assets and incurred approximately $70,000 of acquisition related costs. Also, the shareholders of Metrics entered into non-compete agreements with Rainmaker and accepted employment positions with Rainmaker. The estimated value of the 158,480 shares of Rainmaker common stock was $898,000 computed at a per share price of $5.67, the average closing price for the period from May 12, 2006 through May 18, 2006.

Our acquisition of Metrics has been accounted for as a business combination. Assets acquired from Metrics were recorded at their estimated fair values as of May 12, 2006. The total purchase price was $968,000 as follows:

(in thousands)
Issuance of 158,480 shares of Rainmaker Common Stock	$898
Acquisition related transaction costs	70

Total purchase price	$968

Using the purchase method of accounting, the total purchase price was allocated to Metric’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. Using the estimated future discounted cash flows from the assets acquired, management performed a valuation and the total purchase price was allocated as follows:

(in thousands)
Developed technology and customer relationships	$310
Goodwill	658

Total purchase price allocation	$968

Amortization of the intangible assets is calculated using an accelerated method for customer relationships that is based on the estimated future cash flows for the relationship, and the straight-line method for the developed technology. The weighted-average useful life of the amortizable intangible assets acquired is approximately three years. For developed technology and customer relations, we estimated the cash flows associated with the excess earnings the technology and contacts would generate and allocated the present value of those earnings to the asset. We used a discount rate of 22%.

Rainmaker filed a registration statement with the Securities and Exchange Commission on June 23, 2006 that became effective July 28, 2006 with respect to the shares that were issued to Metrics. Such shares are initially subject to a contractual prohibition of sale that will be removed as follows: 39,620 of such shares will be available for public sale commencing 91 days after the closing; an additional 39,620 of such shares will be available for public sale commencing 181 days from the closing; an additional 39,620 of such shares will be available for public sale commencing 281 days from the closing; and the remaining 39,620 of such shares will be available for public sale commencing 366 days from the closing. In addition, 31,696 shares of the common stock consideration have been placed in escrow to secure certain indemnity obligations under the Purchase Agreement and will not be released until twelve months after the closing, subject to adjustment.

Unaudited pro forma information presenting a summary of the results of operations of the Company assuming the acquisition of Metrics occurred at the beginning of each respective period has not been presented since the effect of the Metrics acquisition on the results of operations was deemed insignificant.

5. Sunset Direct Acquisition

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

During the three months ended June 30, 2006, the Company determined that due to certain marketing and branding initiatives, the “Sunset Direct” trade name was now estimated to have a 10 year life as opposed to an indefinite life as originally determined at the acquisition date. In accordance with SFAS 142 (Goodwill and Other Intangible Assets), a valuation to test for impairment was performed. No impairment was noted and the Sunset Direct trade name is being amortized over 10 years using an accelerated amortization method. During the three months ended June 30, 2006, we recorded $54,000 in amortization related to the trade name.

On June 30, 2005, the Company filed a registration statement with the Securities and Exchange Commission with respect to the shares that were issued to Sunset Direct’s shareholders that was declared effective July 19, 2005. Pursuant to that registration statement all shares are available for public sale.

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of Sunset Direct occurred at the beginning of each respective period and assumes the amortization of intangible assets and recording additional interest expense. In August 2004, Sunset Direct acquired certain assets and assumed certain liabilities of a private Texas lead generation company. The following unaudited financial information of Sunset Direct also gives effect to such acquisition as if it occurred on January 1, 2005 (in thousands, except per share amounts):

Six Months Ended June 30, 2005 (Unaudited)
Revenues	$15,448
Net income (loss)	$(4,274)
Pro forma – basic net income (loss) per share:	$(0.44)
Pro forma – fully diluted net income (loss) per share:	$(0.44)
Pro forma weighted average shares outstanding - basic:	9,692
Pro forma weighted average shares outstanding - diluted:	9,692

6. Property and Equipment

		June 30, 2006	December 31, 2005
Property and equipment:
	Estimated Useful Life
Computer equipment	3 years	$6,267	$5,934
Capitalized software and development (1)	2-5 years	12,082	8,830
Furniture and fixtures	5 years	591	511
Leasehold improvements	Lease term	165	103

		19,105	15,378
Accumulated depreciation and amortization		(14,802)	(13,851)
Construction in process (1)		—	2,883

Property and equipment, net		$4,303	$4,410

(1)	During late 2004 and throughout 2005, we developed a replacement for our existing system to identify potential service sales opportunities, track the sales contacts and process the sale of the service contracts. During the six months ended June 30, 2006 we deployed and began depreciating the new order entry system. In total, we have invested $3.2 million in the new order entry system including $163,000 in capitalized interest costs. We placed this asset in service in March 2006 and are depreciating this asset on a straight line basis over an estimated life of 5 years.

7. Stockholders’ Equity

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

The number of shares authorized for grant under the 2003 Plan automatically increases annually on the first trading date of January by an amount equal to the lesser of 4% of our outstanding common stock at December 31 or 600,000 shares.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We included no estimated forfeiture rate for the three and six months ended June 30, 2006. As a result of the acceleration of vesting of 1,126,439 “out-of-the-money” options in December 2005, which was done in order to avoid compensation expense under the provisions of SFAS 123(R), there were a small number of unvested options remaining that were held by directors, officers and long term employees. The remaining options had relatively short vesting periods remaining with strike prices below the current market price for the stock. Therefore we expected all options to be exercised. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s historical losses and significant NOLs, we did not record such tax benefits during the three and six months ended June 30, 2006. Prior to the adoption of Statement SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

Valuation and Expense Information under SFAS 123(R)

The weighted-average fair value of stock-based compensation to employees is based on the single option valuation approach. No forfeitures were estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. We calculate the estimated compensation expense separately for Employee Stock Options (“Options”) and Employee Stock Purchase Plan (“Purchase Plan”). The stock-based compensation expense during the three and six months ended June 30, 2006 relates to awards previously issued.

We expense stock-based compensation to the same operating expense categories that the respective award grantee’s salary expense is reported. The table below reflects stock based compensation expense under SFAS 123(R) for the Options and Purchase Plan for the three and six months ended June 30, 2006 as follows (in thousands):

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Options	Purchase Plan	Total	Options	Purchase Plan	Total
Stock based compensation expense included :
Cost of services	$2	$1	$3	$2	$2	$4
Sales and marketing	8	—	8	8	—	8
Technology	1	—	1	2	1	3
General and administrative	5	—	5	13	3	16

	$16	$1	$17	$25	$6	$31

At June 30, 2006, approximately $37,000 of stock-based compensation related to unvested awards had not been amortized and will be expensed during the remainder of fiscal 2006 and $237,000 of stock based compensation relating to unvested awards will be expensed in future periods through 2010.

The table below reflects net income and basic and diluted net income per share for the three and six months ended June 30, 2006 compared with the pro forma information for the three and six months ended June 30, 2005 as follows (in thousands except per-share amounts):

	Actual Results under SFAS 123R for the Three Months Ended June 30, 2006	Pro Forma Results under SFAS 123R for the Three Months Ended June 30, 2005	Actual Results under SFAS 123R for the Six Months Ended June 30, 2006	Pro Forma Results under SFAS 123R for the Six Months Ended June 30, 2005
Net loss as reported for the comparative period (1)	N/A	$(1,474)	N/A	$(3,980)
Stock-based employee compensation expense (2)	(17)	(224)	(31)	(454)

Net income (loss) including effect of stock based compensation (3)	$771	$(1,698)	$1,591	$(4,434)

Basic and diluted loss reported for the comparative period (3)	N/A	$(0.15)	N/A	$(0.42)

Basic net income (loss) including effect of stock based compensation (3)	$0.06	$(0.17)	$0.12	$(0.46)

Diluted net income (loss) including effect of stock based compensation (3)	$0.05	$(0.17)	$0.12	$(0.46)

(1)	Net loss and net loss per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.
(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123.
(3)	Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS 123.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions used for grants during the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006	2005
Expected life in years	4.09	4.00
Volatility	1.02	1.44
Risk-free interest rate	4.9%	3.9%

Expected life is estimated using the simplified method under Staff Accounting Bulletin 107, which takes into account vesting and contractual term. Expected stock price volatility is based on the historical volatility from traded shares of our stock over the expected term. The risk-free interest rate is based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. We do not expect to pay dividends in the near term and therefore do not incorporate the dividend yield as part of our assumptions.

A summary of activity under our Stock Incentive Plans for the six months ended June 30, 2006 is as follows:

	Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2005	712,629	1,831,411	$4.75
Authorized	452,277	—	$—
Granted	(85,500)	85,500	$4.55
Exercised	—	(207,817)	$4.50
Canceled	65,741	(65,741)	$8.32

Balance at June 30, 2006	1,145,147	1,643,353	$3.60

The following table summarizes information about stock options outstanding as of June 30, 2006:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.10 -$1.35	135,444	4.28	$1.14	135,374	$1.14
$1.36 - $2.29	99,656	4.95	$2.06	95,008	$2.06
$2.30 - $2.55	707,640	8.89	$2.52	707,635	$2.52
$2.56 - $2.80	214,870	8.67	$2.63	214,870	$2.63
$2.81 - $3.90	120,400	8.69	$3.09	120,399	$3.09
$3.91 - $7.70	136,430	7.44	$5.58	50,928	$5.58
$7.71 - $13.28	220,833	7.14	$10.28	220,832	$10.28
$13.29 - $20.32	8,080	7.33	$17.17	8,080	$17.17

$1.10 - $20.32	1,643,353	7.80	$3.60	1,553,126	$3.55

Employee Stock Purchase Plan

In 1999, our board of directors adopted and our shareholders approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) and further amended the Purchase Plan on December 15, 2005 with regard to the discount price. The Purchase Plan is available for all full-time employees possessing less than 5% of combined voting power on all outstanding classes of stock. The Purchase Plan provides for the issuance of common stock at a purchase price of 95% of the fair value of the common stock at the purchase date. Purchase of shares is made through employee payroll deductions and may not exceed 15% of an employee’s total compensation. Unless terminated earlier at the discretion of our board of directors, the Purchase Plan terminates on the earlier of the last business day in October 2009, the date on which all shares available for issuance have been sold or the date on which all purchase rights are exercised in connection with a change in control. The number of shares available for future issuance under the Purchase Plan automatically increases annually on the first trading day of January by an amount equal to the lesser of 1% of our outstanding common stock at the end of the calendar year, or 80,000 shares. Prior to the amendment on December 15, 2005, the Purchase Plan provided for the issuance of common stock at a purchase price of 85% of the fair value of the common stock at the beginning or end of the offering period, whichever was lower. As of June 30, 2006, a total of 145,723 shares had been issued under the Purchase Plan and 525,554 shares were available for future issuance.

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

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which, among other things, requires us to amortize as expense the estimated intrinsic value of our employee share-based compensation. As disclosed in Note 6 in the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q, we incurred $17,000 and $31,000 of share-based compensation during the three and six months ended June 30, 2006, respectively.

Other than the adoption of SFAS 123 (R), management believes there have been no significant changes during the three months ended June 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Financial Accounting Statement No. 109, “Accounting for Income Taxes.” The interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 to have a material impact on our financial statements.

Related Party Transactions

We have made purchases of computer equipment and services from several vendors including Dell, our largest client. During the three and six months ended June 30, 2006, we purchased equipment from Dell totaling $64,000 and $195,000, respectively.

During 2004, we purchased certain of our computer equipment and software from Dell through arrangements accounted for as capital leases. The leases bear interest at rates ranging between 4.9% and 17% per annum and expire at various dates through February 2007.

As of June 30, 2006, property and equipment included amounts held under capital leases with Dell of approximately $59,000 and related accumulated depreciation of approximately $46,000. Principal and interest owed to Dell amounted to approximately $10,000 at June 30, 2006. Additionally, we are leasing computers from HP, another significant client, on a month to month basis. The original cost of the equipment under this lease was $122,000 and related accumulated depreciation of approximately $84,000. These capital lease obligations are collateralized by the related leased property and equipment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Costs of services	49.6%	62.7%	49.6%	61.8%
Sales and marketing	7.9%	6.2%	7.3%	8.6%
Technology	12.5%	13.8%	11.8%	13.9%
General and administrative	15.8%	24.1%	17.3%	31.4%
Depreciation and amortization	7.0%	10.7%	6.7%	11.3%

Total operating expenses	92.8%	117.5%	92.5%	127.0%

Operating income (loss)	7.2%	(17.5)%	7.4%	(27.0)%
Interest and other (expense) income, net	(0.2)%	(0.9)%	0.0%	(0.5)%
Provision for income taxes	0.2%	0.0%	0.3%	0.0%

Net income (loss)	6.8%	(18.3)%	7.1%	(27.5)%

Comparison of three months ended June 30, 2006 and 2005

Net Revenue. Net revenue increased 40% to $11.3 million for the three months ended June 30, 2006 from $8.0 million for the comparable period in 2005. The $3.3 million overall increase in revenue is attributable to $2.3 million growth of revenues contributed by our services sales activities and a $1.0 million increase in reported revenue from lead generation activities. The revenue growth from service sales activities is from within our existing client base as we were able expand our presence with our clients as well as execute on our sales and marketing strategies. The increase in revenue from our lead generation activities is the result of expansion within our existing customer base and the addition of new customers.

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

Costs of services. Costs of services increased 11% to $5.6 million for the three months ended June 30, 2006 from $5.0 million for the three months ended June 30, 2005. Costs of services decreased as a percentage of revenue from 62.7% in the three months ended June 30, 2005 to 49.6% for the three months ended June 30, 2006. The total increase of $0.6 million between the comparative three month periods was due to higher salary and commission costs as well as periodic temporary staffing increases in relation to our increased revenue levels. Additionally, with our lead generation service offering we are offering expanded marketing services to our clients and thus incurring additional costs of services. Our reduction of cost of services as a percentage of revenue reflects our improved gross margin partly due to our transition to our Austin, Texas call center in the three month period ended June 30, 2005. The Austin call center provides us with a lower cost environment where, over the past year, we have been able to improve productivity per sales rep. Costs of services in absolute dollars and as a percentage of revenue have both fixed and variable components. These costs are expected to continue to fluctuate based on our client mix and our revenue levels.

Sales and Marketing Expenses. Sales and marketing expenses increased 78% to $892,000 for the three months ended June 30, 2006 from $501,000 for the three months ended June 30, 2005. Over the past year we have added additional sales professionals who are dedicated to growing our business. Our sales staff has been successful in creating new sales opportunities and therefore we have incurred additional commission expense.

Technology Expenses. Technology expenses increased 27% to $1.4 million for the three months ended June 30, 2006 from $1.1 million for the three months ended June 30, 2005. The increase is primarily attributable to the capitalization of internal development costs for our new order entry system during the comparable period ended June 30, 2005. The order entry system was deployed during the first quarter of 2006. Additionally, we incurred $61,000 of severance costs during the quarter ended June 30, 2006.

General and Administrative Expenses. General and administrative expenses decreased 8% to $1.8 million for the three months ended June 30, 2006, as compared to $1.9 million for the comparable period in 2005. The three month period ended June 30, 2005 included $45,000 of severance costs that were not incurred in the quarter ended June 30, 2006. The three months ended June 30, 2005 included consulting and temporary personnel costs related to transitioning certain accounting functions to our Austin, Texas office. The elimination of these costs and the lower cost environment in Austin reduced our accounting cost by $30,000 per quarter. Additionally during the three months ended June 30, 2006, we have reduced our costs of insurance and professional fees by approximately $70,000 as compared to the three months ended June 30, 2005.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased 8% to $790,000 for the three months ended June 30, 2006, from $858,000 for the comparable period in 2005. The overall decrease in depreciation and amortization expense is primarily the result of assets becoming fully depreciated over the past year. These include our legacy order entry system and the leasehold improvements on our former headquarters in Scotts Valley.

Interest and Other (Expense) Income, Net. The components of interest and other income (expense), net are as follows (dollars in thousands):

	Quarter Ended June 30,		Increase (Decrease)
	2006	2005	$ Amt	%
Interest income	$41	$31	$10	32.3%
Interest expense	(66)	(65)	(1)	1.5%
Other	2	(36)	38	105.6%

	$(23)	$(70)	$47	67.1%

The increase in interest income is attributable to an increase in cash available due to the proceeds of our private equity placement that raised $5.3 million, net of expenses, and was completed on February 7, 2006. As explained further in “Liquidity and Sources of Capital”, our cash balances will fluctuate throughout each quarter due to our terms for payment to our clients for the service contracts that we sell.

Interest expense increased between the comparative periods because the principal balance of the June 2005 Term loan was outstanding during the entire period ended June 30, 2006 as opposed to less than one month during the three month period ended June 30, 2005. Over the past year our borrowings have included the $3.0 million Term Loan obtained in February 2005 in connection with the acquisition of Sunset Direct and the $1.5 million June 2005 Term Loan to fund the purchase and implementation of our new client management system. These loans have been reduced by contractual principal reductions scheduled over three years from the date of inception of each loan.

During the 2005 comparative period, we recorded a loss on the disposition of assets which was reflected as other expense.

Comparison of six months ended June 30, 2006 and 2005

Net Revenue. Net revenue increased 55% to $22.3 million for the six months ended June 30, 2006 from $14.5 million for the comparable period in 2005. The $7.9 million overall increase in revenue is attributable to $4.4 million growth of revenues contributed by our services sales activities and a $3.5 million increase in reported revenue from lead generation activities. The revenue growth from service sales activities is from within our existing client base as we were able expand our presence with our clients as well as execute on our sales and marketing strategies. The increase in revenue from our lead generation activities is the result of expansion within our existing customer and the addition of new customers. In addition to this, the prior six month period only includes lead generation revenue from February 8, 2005 forward, the date at which we acquired Sunset Direct.

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

Costs of services. Costs of services increased 24.1% to $11.1 million for the six months ended June 30, 2006 from $8.9 million for the six months ended June 30, 2005. Costs of services decreased as a percentage of revenue from 61.8% in the six months ended June 30, 2005 to 49.6% for the six months ended June 30, 2006. In the year between the comparative periods, we have increased overall staff of out bound telesales professionals to support our higher revenue levels. The six month period ended June 30, 2005 does not include the cost of services of our lead generation services for the period from January 1, 2005 until we completed the acquisition of Sunset Direct on February 8, 2005 and therefore the 2006 period included almost 6 weeks in additional comparative costs. Our reduction of cost of services as a percentage of revenue reflects our improved gross margin. In June 2005, we completed the transition to our Austin, Texas call center. The Austin call center provides us with a lower cost environment where, over the past year, we have been able to improve productivity per sales rep. Costs of services in absolute dollars and as a percentage of revenue have both fixed and variable components. These costs are expected to continue to fluctuate based on our client mix and our revenue levels.

Sales and Marketing Expenses. Sales and marketing expenses increased 31% to $1.6 million for the six months ended June 30, 2006 from $1.2 million for the six months ended June 30, 2005. Over the past year we have added additional sales professionals who are dedicated to growing our business. Our sales staff has been successful in creating new sales opportunities and therefore we have incurred additional commission expense.

Technology Expenses. Technology expenses increased 31% to $2.6 million for the six months ended June 30, 2006 from $2.0 million for the six months ended June 30, 2005. The increase in technology expense is partially due to the capitalization of internal software development costs that occurred in the six months ended June 30, 2005, while similar cost were only capitalized in the first quarter of 2006. Additionally, the prior six month period ended June 30, 2005 does not include the technology costs for our Sunset Direct subsidiary for the period from January 1, 2005 until it was acquired on February 8, 2005. Also, we incurred $61,000 of severance costs during the quarter ended June 30, 2006.

General and Administrative Expenses. General and administrative expenses decreased 15% to $3.8 million for the six months ended June 30, 2006, as compared to $4.5 million for the comparable period in 2005. The six month period ended June 30, 2005 included $538,000 of severance costs that were not incurred in the six months ended June 30, 2006. Over the past year, we have realized certain cost savings through the elimination of administrative redundancies.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased 9% to $1.5 million for the six months ended June 30, 2006, from $1.6 million for the comparable period in 2005. The overall decrease in depreciation and amortization expense is the result of assets becoming fully depreciated over the past year. These include our legacy order entry system and the leasehold improvements on our former headquarters in Scotts Valley. In March of 2006, we placed in service our new order entry system and began depreciation of this $3.2 million asset over its estimated useful life of five years on a straight line basis.

Interest and Other (Expense) Income, Net. The components of interest and other income (expense), net are as follows (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2006	2005	$ Amt	%
Interest income	$75	$64	$11	17.1%
Interest expense	(78)	(101)	23	22.8%
Other	1	(36)	37	102.8%

	$(2)	$(73)	$71	97.3%

The increase in interest income is attributable to an increase in cash during the six month period ended June 30, 2006 available due to the proceeds of our private equity placement that raised $5.3 million, net of expenses which was completed on February 7, 2006. As explained further in “Liquidity and Sources of Capital” our cash balances will fluctuate throughout each quarter due to our terms for payment to our clients for the service contracts that we sell.

The decrease in interest expense is the result of the capitalization of interest cost. During the development of our client management system and while we capitalize internal costs, we are required to capitalize interest on the costs of assets under development. Accordingly, $63,000 in interest costs were capitalized to our client management system during the quarter ended March 31, 2006. Over the past year our borrowings have included the $3.0 million Term Loan obtained in February 2005 in connection with the acquisition of Sunset Direct and the $1.5 million June 2005 Term Loan to fund the purchase and implementation of our new client management system. Excluding the reduction of interest expense for capitalized costs, our interest cost is higher because the term loans were outstanding the entire six month period ended June 30, 2006 as compared to the six month period ended June 30, 2005 when they were funded.

During the 2005 comparative period, we recorded a loss on the disposition of assets which was reflected as other expense.

Liquidity and Sources of Capital

To date, we have funded operations from net cash proceeds from the sale of common stock and the incurrence of debt. During the six months ended June 30, 2006, we achieved profitability and generated cash from operations in the amount of $3.1 million. On February 7, 2006, we raised $5.3 million, net of issuance costs, from a private placement of our common stock. In December 2005, our lender increased our line of credit facility from $2 million to $4 million. In June 2005, we raised $2.6 million, net of issuance costs, from a private placement of our common stock. In June 2005, we also obtained a $1.5 million term loan that is being utilized to fund the purchase and implementation of our new client management system. In February 2005, we obtained a $3 million term loan to retire certain indebtedness and certain other liabilities of Sunset Direct in connection with our acquisition of Sunset Direct. In February 2004, we raised $6.3 million, net of issuance costs, from a private placement of our common stock.

Cash and cash equivalents were $15.0 million at June 30, 2006 as compared to $9.7 million at December 31, 2005. We had negative working capital of $3.8 million at December 31, 2005. As a result of the net $5.3 million raised in a private placement of our common stock in February 2006 and positive operating results, the negative working capital at December 31, 2005 has been fully funded and we now have positive working capital of $3.7 million. Our cash balances fluctuate throughout each quarter due to our terms for payment to our clients for the service contracts that we sell.

Operating activities for the six months ended June 30, 2006 provided cash of $3.1 million as compared to cash provided by operating activities of $670,000 in the comparable period in 2005. Cash provided by operating activities during the six months ended June 30, 2006 is primarily the result of net income totaling $1.6 million and non-cash expenditures of depreciation and amortization of property and intangibles, stock-based compensation and the provision for allowance for doubtful accounts that totaled $1.6 million. Together, net income and non-cash expenditures contributed $3.2 million to cash from operating activities.

During the six months ended June 30, 2006, we achieved profitability and generated cash from operations in the amount of $3.1 million. While we have not been profitable in the past, our ability to generate a profit in the six months ended June 30, 2006 was the result of investments in technology, sales and marketing and personnel that in turn resulted in the successful execution of our business strategy. While we are hopeful that we can continue to be profitable and generate cash from operations in the future, there can be no assurances that we will continue to do so. We expect to continue to invest in technology and marketing strategies as well as the potential acquisition of businesses. Accordingly, in order to fully execute these long-term business strategies, we may continue to raise cash proceeds from the sale of stock and the incurrence of debt.

Accounts receivable increased at June 30, 2006 as compared to December 31, 2005 as a result of higher first and second quarter sales in 2006 as compared to the fourth quarter of 2005 as well as the comparative periods ended June 30, 2005. We have consistently experienced higher sales during the three and six month periods ended June 30, 2006 and therefore our account receivable balances have been higher. Our days sales outstanding (DSO), improved to 26 days at June 30, 2006 from 28 days at December 31, 2005. Our accounting treatment for net revenue (see “Revenue Recognition and Presentation” under Note 2 to the Condensed Consolidated Financial Statements) requires that we report revenue net of the obligation to our clients for our cost of the service sales contracts we sell on their behalf. Since we record the gross billing to the end customer of our clients in our accounts receivable, we calculate DSO based on our ability to collect those gross billings from the end customers. The increase in accounts receivable reported for the six months ended June 30, 2005 reflects the increase in receivables from our Sunset Direct subsidiary which was acquired on February 8, 2005.

Accounts payable is comprised mostly of amounts due to our clients for service and maintenance contracts we sold on their behalf. Accounts payables declined slightly as increased amounts due to our clients were offset by payments made for the completion of the new order entry system were made during the six month period ended June 30, 2006. The increase in accrued compensation and benefits at June 30, 2006 as compared to December 31, 2005 is due to higher accruals for commissions and bonuses as result of higher sales volumes and positive operating results. Deferred revenue increased as a result of the increase in our lead generation service offerings which are invoiced and often paid in advance of the work to be performed. The increase in other accrued liabilities is attributable, in part, to increased sales tax liability due to increased sales volumes and current tax liability for income and franchise tax.

Cash used in investing activities was $0.8 million and $7.1 million for the six months ended June 30, 2006 and 2005, respectively. The decrease in cash used in investing activities was primarily due to our investment in Sunset Direct that totaled $4.4 million and was reported in the comparative period last year. In March 2006, we completed the development of our new order entry system. That development was ongoing throughout the prior period ended June 30, 2005 and therefore the investment in property and equipment was higher in the 2005 period as compared to the six months ended June 30, 2006. Restricted cash represents the reserve for the refund due for non-service payments inadvertently paid to the Company by its customers instead of paid directly to the Company’s clients. At the time of cash receipt the Company records a current liability for the amount of non-service payments received. The decrease in restricted cash represents the reduction of our balance of refunds due to customers.

Cash provided by financing activities was $3.0 million for the six months ended June 30, 2006 as compared to cash provided by financing activities of $6.6 million for the comparative period in 2005. Cash provided by financing activities in 2006 was primarily a result of net proceeds totaling $5.3 million from our placement of private equity which was completed on February 7, 2006. This amount was offset by principal payments totaling $3.0 million on our line of credit, term loans and other financing obligations. Cash provided by financing activities in the 2005 comparative period was primarily the result of term loan proceeds of $4.5 million and net proceeds totaling $2.6 million from a private placement of equity completed in June 2005. These amounts were partially offset by the repayment of capital lease and other financing arrangements.

Our principal source of liquidity as of June 30, 2006 consisted of $15.0 million of cash and cash equivalents and $3.0 million remaining on our Revolving Credit Facility. In connection with a financial covenant related to our term loans, we are required to maintain unrestricted cash deposits of $2.8 million with our lender Bridge Bank, N.A., which is included in the $15.0 million of cash and cash equivalents. We anticipate that our existing capital resources and cash flow expected to be generated from future operations will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months.

On July 6, 2006, we executed a further amendment to our secured revolving line of credit (the “Revolving Credit Facility”) with our lender, Bridge Bank. The amendment extends the maturity date of the Revolving Credit Facility from December 10, 2006 to October 10, 2007. The amount of credit available to the company remains at $4,000,000 with a $1,000,000 subfacility for standby letters of credit, and the interest rate for any advances under the Revolving Credit Facility remains at the prime lending rate, currently at 8.25%. As of June 30, 2006, the company had no borrowings under the Revolving Credit Facility and had three undrawn letters of credit outstanding under the Revolving Credit Facility in the aggregate face amount of $925,000. We had originally entered into this Revolving Credit Facility with our lender in April 2004.

In July 2005, we issued an Irrevocable Standby Letter of Credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued Irrevocable Standby Letters of Credit to two of our clients. The letters of credit were issued in the amounts of $325,000 and $500,000 as guarantees for service contracts sold by us on behalf of our clients and both expire in September 2006. The letters of credit were issued under the Revolving Credit Facility described above. As of June 30, 2006, no amounts have been drawn against the letters of credit.

In June 2005, we entered into a Business Loan Agreement with Bridge Bank, N.A., pursuant to which we obtained a $1.5 million term loan (the “June 2005 Term Loan”) that is being utilized to fund the purchase and implementation of our new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime per annum (8.25% per annum at June 30, 2006). The interest rate on the June 2005 Term Loan was reduced from prime plus 1% to prime by the amendment that we executed with our lender on July 6, 2006.

Concurrent with the closing of the merger transaction with Sunset Direct in February 2005, we entered into a Business Loan Agreement and Commercial Security Agreement with Bridge Bank, N.A., and obtained a $3.0 million term loan (the “Term Loan”) that that was utilized to retire certain indebtedness and certain other liabilities of Sunset Direct. The Term Loan is to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime per annum (8.25% per annum at June 30, 2006). The interest rate on the Term Loan was reduced from prime plus 1% to prime by the amendment that we executed with our lender on July 6, 2006.

The Term Loan, June 2005 Term Loan and Revolving Credit Facility are secured by substantially all of our consolidated assets, including intellectual property. We must comply with certain financial covenants, including maintenance of unrestricted cash of $2.75 million with Bridge Bank, reducing from time to time to the outstanding amount of Rainmaker’s Term Loan and June 2005 Term Loan referenced above rounded upwards to the nearest $250,000 increment. Prior to the July 6, 2006 amendment, we were required to maintain minimum unrestricted cash of $3.0 million. Beginning July 1, 2006, we are now also required to maintain a specified minimum net income and minimum debt service coverage ratio. The Term Loan, the June 2005 Term Loan and the Revolving Credit Facility contain customary covenants that will, subject to limited exceptions, limit our ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Term Loan, June 2005 Term Loan and the Revolving Credit Facility also provide for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Term Loan, the June 2005 Term Loan and Revolving Credit Facility. At June 30, 2006, we were in compliance with all loan covenants and had $1.7 million and $1.0 million outstanding on the Term Loan and June 2005 Term Loan, respectively, and no amount outstanding on the Revolving Credit Facility.

Off-Balance Sheet Arrangements

Leases

As of June 30, 2006, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2009, including an additional facility operating lease commitment assumed in connection with the Company’s acquisition of Sunset Direct in February 2005 and the lease for the Company’s corporate headquarters in Campbell, California (as described below). These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up front cash flow related to purchasing the assets.

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

Guarantees

In July 2005, we issued an Irrevocable Standby Letter of Credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued Irrevocable Standby Letters of Credit to two of our clients. The letters of credit were issued in the amounts of $325,000 and $500,000 as guarantees for service contracts sold by us on behalf of our clients and both expire in September 2006. The letters of credit were issued under the Revolving Credit Facility described above. As of June 30, 2006, no amounts have been drawn against the letters of credit.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of June 30, 2006 and December 31, 2005.

Contractual Obligations

Capital Leases

We lease certain property under capital leases that expire at various dates through 2006. The effective annual imputed interest rates on our capital lease obligations range from 4.9% to 17.0%, with a weighted average of 7.9%. The capital lease obligations are collateralized by the related leased property and equipment.

Financing Obligations

In November 2005, we entered into a Commercial Insurance Premium Finance and Security Agreement (“2006 Financing Agreement”) to finance certain of our liability insurance premiums in the amount of $334,000. Amounts owed under the 2006 Financing Agreement bear interest at an annual rate of 6.0% and principal and interest are payable in monthly installments of approximately $33,000, through September 2006. At June 30, 2006, our liability related to the 2006 Financing Agreement was $100,000.

Term Loans

In June 2005, the Company entered into a Business Loan Agreement with Bridge Bank, N.A. (the “Lender”), pursuant to which the Company obtained a $1.5 million term loan (the “June 2005 Term Loan”) that is being utilized to fund the implementation of the Company’s new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime per annum (8.25% per annum at June 30, 2006). As of June 30, 2006, the Company had $1.0 million outstanding on the June 2005 Term Loan. The interest rate on the June 2005 Term Loan was reduced from prime plus 1% to prime by the amendment that we executed with our lender on July 6, 2006.

In February 2005, concurrent with the closing of the acquisition of Sunset Direct, the Company entered into a Business Loan Agreement and Commercial Security Agreement with the Lender (the “Term Loan”). The Term Loan is to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime per annum (8.25% per annum at June 30, 2006). As of June 30, 2006, the Company had $1.7 million outstanding on the Term Loan. The interest rate on the June 2005 Term Loan was reduced from prime plus 1% to prime by the amendment that we executed with our lender on July 6, 2006.

Revolving Credit Facility

In April 2004, we entered into a Business Loan Agreement and a Commercial Security Agreement (the “Revolving Credit Facility”) with the Lender. The Revolving Credit Facility originally matured in May 2005, and provided borrowing availability up to a maximum of $3.0 million through a secured revolving line of credit that includes a $1.0 million Letter of Credit facility. In December 2005, the total available under the Revolving Credit Facility was increased to $4.0 million and the maturity was extended to December 2006. In July 2006, the maturity date of the Revolving Credit Facility was further extended to October 2007. As of June 30, 2006, we had no amounts outstanding under the Revolving Credit Facility.

Future payments under our contracts and obligations at June 30, 2006 are as follows:

(In thousands)	Capital Leases	Financing Obligation (1)	Term Loan (1)	June 2005 Term Loan (1)	Operating Leases	Total
2006	$11	$100	$500	$250	$346	$1,207
2007	—	—	1,000	500	705	2,205
2008	—	—	167	250	675	1,092
2009	—	—			229	229

Total minimum payments	11	100	1,667	1,000	1,955	4,733
Less amount representing interest	(1)	—	—	—	—	(1)

Net amount of payments	$10	$100	$1,667	$1,000	$1,955	$4,732

(1)	– Excludes interest payments.

Included in future minimum operating lease payments is our obligation relating to our facilities, including the lease for the Company’s corporate headquarters in Campbell, California. The operating lease for our Austin facility expires in July 2009.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates on our variable rate borrowings. Interest rates on our capital lease and financing obligations are fixed, but rates on borrowings under our Term Loan, June 2005 Term Loan and Revolving Credit Facility are variable. In February 2005, the Company entered into a Business Loan Agreement and Commercial Security Agreement pursuant to which the Company obtained a $3.0 million Term Loan that is to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime per annum (8.25% per annum at June 30, 2006). As of June 30, 2006, the Company had $1.7 million outstanding on the Term Loan. In June 2005, the Company entered into a Business Loan Agreement pursuant to which the Company obtained a $1.5 million term loan (the “June 2005 Term Loan”). The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime per annum (8.25% per annum at June 30, 2006). As of June 30, 2006, the Company had $1.0 million outstanding on the June 2005 Term Loan.

Our earnings are affected by changes in short-term interest rates as a result of our two term loans and our Revolving Credit Facility, which bear interest at variable rates based on the prime lending rate (the prime rate was 8.25% at June 30, 2006). Maturity dates on these loans range from October 2007 to May 2008. At December 31, 2005, we had $3.0 million of debt outstanding under these loans. Based on the funding dates for these loans and payments already made during 2006, we estimate that a 1% increase in interest rates would result in $30,000 in additional interest expense for the year ended December 31, 2006. Due to our debt level at June 30, 2006, anticipated cash flows from operations, and the various financial alternatives available to management, should there be an adverse change in interest rates, we do not believe that we have significant exposure to market risks associated with changing interest rates as of June 30, 2006. We do not use derivative financial instruments in our operations.

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

Although we reported net income for the three and six month period ended June 30, 2006, we incurred a net loss of $5.0 million for the year ended December 31, 2005, a net loss of $4.9 million for the year ended December 31, 2004, and a net loss of $3.1 million for the year ended December 31, 2003. Our accumulated losses through December 31, 2005 were $63.0 million. We may incur losses in the future, depending on the timing of signing of new clients, costs to initiate service for new clients, impact of new and existing clients, our decisions to further invest in our technology or infrastructure, and our ability to continue to increase our operating efficiencies.

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

We enter into contracts with our clients to market and sell our clients’ products and services. As a result, we primarily earn revenue from sales to the client’s customer, not the client itself. We have generated a significant portion of our net revenue from sales to customers of a limited number of clients. During the three and six months ended June 30, 2006, two customers accounted for more than 10% of our revenue and collectively represented 49% and 49% of our net revenue for the three and six months ended June 30, 2006, respectively. Our largest client represented 39% and 38% of our net revenue for the respective three and six month periods. In the three and six month periods ended June 30, 2005, these same two customers each accounted for more than 10% of our revenue and collectively represented 44% and 50% of our net revenue, respectively.

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

In March 2005, the SEC postponed, for one year to 2007, the compliance date for reporting on internal control by non-accelerated filers. Despite this postponement, we expect to continue to spend an increased amount of management time and internal and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems and attestations of the effectiveness of these systems by our independent auditors. We are currently documenting and testing our internal control systems and procedures and considering improvements that may be necessary in order for us to comply with the requirements of Section 404 by the end of 2007. This process has required us to hire outside advisory services and has resulted in additional accounting and legal expenses. While we believe that we currently have adequate internal controls over financial reporting, in the event that our chief executive officer, chief financial officer or independent auditors determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

Based on current SEC rules, since our market capitalization, excluding the holdings of officers, directors and other affiliates, was below $75 million on June 30, 2006, we will be required to be compliant with Section 404 of the Sarbanes Oxley Act of 2002 by December 31, 2007.

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

Factors which may cause our future operating results to be below expectations include:

•	the growth of the market for outsourced sales and marketing solutions;

•	the demand for and acceptance of our services;

•	the demand for our clients’ products and services;

•	the length of the sales and integration cycle for our new clients;

•	our ability to expand relationships with existing clients;

•	our ability to develop and implement additional services, products and technologies;

•	our ability to execute on pay for performance contract arrangements;

•	the success of our direct sales force;

•	our ability to retain existing clients; and

•	our ability to integrate acquisitions.

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

We make technology and system improvements and capitalize those costs until the technology is deployed, at which time we begin to depreciate the asset over the expected useful life of the asset. During the six months ended June 30, 2006, we deployed our new order entry system for use on one of our clients. We have invested $3.2 million in this system and expect to use it as our order entry platform for all of our service sales clients. If unforeseen events or circumstances prohibit us from using this system with all clients, we may be forced to impair some or all of this asset.

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

Our directors, executive officers and entities affiliated with them together beneficially control approximately 16% of our outstanding shares (based on the number of shares outstanding as of July 28, 2006). As a result, any significant combination of those stockholders, acting together, may have the ability to disproportionately influence all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Rainmaker, which, in turn, could depress the market price of our common stock.

Our charter documents and Delaware law contain anti-takeover provisions that could deter takeover attempts, even if a transaction would be beneficial to our stockholders.

The provisions of Delaware law and of our certificate of incorporation and bylaws could make it difficult for a third party to acquire us, even though an acquisition might be beneficial to our stockholders. Our certificate of incorporation provides our board of directors the authority, without stockholder action, to issue up to 5,000,000 shares of preferred stock in one or more series. Our board determines when we will issue preferred stock, and the rights, preferences and privileges of any preferred stock. In addition, our bylaws establish an advance notice procedure for stockholder proposals and for nominating candidates for election as directors. Delaware corporate law also contains provisions that can affect the ability to take over a company.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of July 28, 2006, we had 13,759,256 outstanding shares of common stock. This amount includes shares issued under the Asset Purchase Agreement on May 12, 2006, as described below. As of June 30, 2006, there were an aggregate of 2,763,554 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 1,643,353 issuable upon exercise of options outstanding under our option plan and 1,120,201 shares of common stock issuable upon exercise of the outstanding warrants issued to the investors in our private placement transactions completed on February 7, 2006, June 15, 2005 and February 20, 2004. Under our existing stock option plan and employee stock purchase plan, we may issue up to an additional 1,145,147 shares and 445,554 shares of our common stock, respectively, subject to the terms and conditions of such plans. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, compensation or otherwise. We have not entered into any definitive agreements regarding any future acquisitions and cannot ensure that we will be able to identify or complete any acquisition in the future.

On May 16, 2006, we announced that we had entered into and closed an Asset Purchase Agreement with Business Telemetry, Inc. (d/b/a Metrics Corporation), a California corporation (“Metrics”), and Kenneth S. Forbes, III, as representative of the shareholders of Metrics. We issued 158,480 shares of common stock in exchange for certain assets of Metrics. Such shares are initially subject to a contractual prohibition of sale that will be removed as follows: 39,620 of such shares will be available for public sale commencing 91 days after the closing; an additional 39,620 of such shares will be available for public sale commencing 181 days from the closing; an additional 39,620 of such shares will be available for public sale commencing 281 days from the closing; and the remaining 39,620 of such shares will be available for public sale commencing 366 days from the closing. In addition, 31,696 shares of the common stock consideration have been placed in escrow to secure certain indemnity obligations under the Purchase Agreement and will not be released until twelve months after the closing, subject to adjustment. The securities issued pursuant to the Securities Purchase Agreements were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated there under and in reliance on similar exemptions under applicable state laws. Under the Securities Purchase Agreements, the Company also granted certain registration rights to each of the investors pursuant to which the Company filed a registration statement on Form S-3 that became effective on July 28, 2006, with respect to the common stock issued under the Securities Purchase Agreements and the common stock issuable upon conversion of the related warrants.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 12, 2006, the Company entered into an Asset Purchase Agreements with Business Telemetry, Inc. (d/b/a Metrics Corporation), a California corporation (“Metrics”), and Kenneth S. Forbes, III, as representative of the shareholders of Metrics. We issued 158,480 shares of common stock in exchange for certain assets of Metrics. The securities issued pursuant to the Asset Purchase Agreement were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated there under and in reliance on similar exemptions under applicable state laws. Under the Asset Purchase Agreement, the Company also granted certain registration rights to each of the shareholders of Metrics pursuant to which the Company filed a registration statement on Form S-3 on June 23, 2006, with respect to the common stock issued under the Asset Purchase Agreement. The registration statement was declared effective on July 28, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 18, 2006, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors: Michael Silton (with 9,046,584 shares voting for and 258,682 abstaining); Robert Leff (with 8,913,938 shares voting for and 391,328 abstaining); Alok Mohan (with 9,047,134 shares voting for and 258,132 abstaining); Bradford Peppard (with 8,913,938 shares voting for and 391,328 abstaining); and, Mitchell Levy (with 9,047,134 shares voting for and 258,132 abstaining).

The stockholders also ratified the restatement of our certificate of incorporation which reduced the authorized number of common and preferred shares to 50,000,000 and 5,000,000; respectively (with 9,290,714 shares voting for, 11,676 against, 2,876 abstaining, and 0 broker non-votes).

The stockholders also ratified the appointment of BDO Seidman LLP as independent accountants for the Company for the fiscal year ending December 31, 2006 (with 9,293,410 shares voting for, 9,731 against, 2,125 abstaining, and 0 broker non-votes).

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

RAINMAKER SYSTEMS, INC.

Dated: August 10 , 2006	/s/ MICHAEL SILTON
Michael Silton
Chief Executive Officer
(Principal Executive Officer)

/s/ STEVE VALENZUELA
Steve Valenzuela
Secretary and Chief Financial Officer
(Chief Accounting Officer)