Form 10-Q
period 2006-09-30
RAINMAKER SYSTEMS INC
filed 2006-11-13
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2006

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

As of October 27, 2006, the registrant had 14,619,000 shares of Common Stock outstanding.

RAINMAKER SYSTEMS, INC.

FORM 10-Q

AS OF SEPTEMBER 30, 2006

PART I. - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$18,979	$9,746
Restricted cash	467	586
Accounts receivable, less allowance for doubtful accounts of $323 and $422 at September 30, 2006 and December 31, 2005, respectively	11,147	10,374
Prepaid expenses and other current assets	886	1,212

Total current assets	31,479	21,918
Property and equipment, net	4,155	4,410
Intangible assets, net	6,171	3,652
Goodwill	7,018	3,921
Other noncurrent assets	264	257

Total assets	$49,087	$34,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,090	$17,741
Accrued compensation and benefits	1,699	1,427
Other accrued liabilities	2,422	1,732
Deferred revenue	3,304	882
Obligations under financing arrangements	—	301
Current portion of capital lease obligations	4	99
Current portion of notes payable	1,500	3,500

Total current liabilities	28,019	25,682
Deferred tax liability	16	440
Notes payable, less current portion	792	1,917

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 14,617,873 and 11,306,937 outstanding at September 30, 2006 and December 31, 2005, respectively	15	11
Additional paid-in capital	80,766	69,089
Accumulated deficit	(60,521)	(62,981)

Total stockholders’ equity	20,260	6,119

Total liabilities and stockholders’ equity	$49,087	$34,158

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenue	$12,219	$8,594	$34,556	$23,051
Operating expenses:
Costs of services	6,231	4,925	17,315	13,856
Sales and marketing	1,034	741	2,658	1,955
Technology	1,487	1,035	4,116	3,044
General and administrative	1,745	1,699	5,594	6,272
Depreciation and amortization	797	850	2,283	2,485

Total operating expenses	11,294	9,250	31,966	27,612

Operating income (loss)	925	(656)	2,590	(4,561)
Interest and other (expense) income, net	56	(60)	54	(133)

Income (loss) before income taxes	$981	$(716)	$2,644	$(4,694)
Provision for income taxes	112	—	184	—

Net income (loss)	$869	$(716)	$2,460	$(4,694)

Basic income (loss) per share	$0.06	$(0.06)	$0.19	$(0.46)

Diluted income (loss) per share	$0.06	$(0.06)	$0.18	$(0.46)

Weighted average common shares
Basic	13,921	11,278	13,049	10,135

Diluted	14,959	11,278	13,851	10,135

The accompanying notes are an integral part of these financial statements.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income (loss)	$2,460	$(4,694)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,382	1,832
Amortization of intangible assets	901	653
Stock-based compensation expense	52	—
Provision for allowances for doubtful accounts	217	259
Loss on disposal of fixed assets	10	62
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(734)	(1,898)
Prepaid expenses and other assets	375	91
Accounts payable	1,349	1,486
Accrued compensation and benefits	272	371
Other accrued liabilities	696	1,908
Deferred revenue	82	675

Net cash provided by operating activities	7,062	745

Investing activities:
Purchases of property and equipment	(1,073)	(2,778)
Restricted cash, net	119	(602)
Acquisition of businesses, net of cash acquired	354	(4,508)

Net cash used in investing activities	(600)	(7,888)

Financing activities:
Proceeds from issuance of common stock from option exercises	768	315
Proceeds from issuance of common stock from ESPP	23	22
Proceeds from issuance of common stock upon exercise of warrants	189	—
Net proceeds from issuance of common stock and warrants from private placement	5,312	2,596
Proceeds from notes payable	—	4,500
Principal payment of notes payable	(3,125)	(708)
Principal payment of financing arrangements	(301)	(355)
Principal payment of capital lease obligations	(95)	(192)

Net cash provided by financing activities	2,771	6,178

Net increase (decrease) in cash and cash equivalents	9,233	(965)

Cash and cash equivalents at beginning of period	9,746	10,104

Cash and cash equivalents at end of period	$18,979	$9,139

Supplement disclosures of cash flow information:
Cash paid for income taxes	$60	$—

Cash paid for interest	$203	$143

Issuance of common stock in Business Acquisitions	913	518

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

The results of our operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the year ending December 31, 2006, or any other period. These condensed consolidated financial statements should be read in conjunction with Rainmaker’s financial statements and notes thereto included in Rainmaker’s Annual Report on Form 10-K for the year ended December 31, 2005. Balance sheet information as of December 31, 2005 has been derived from the audited financial statements for the year then ended.

Certain amounts reported in the accompanying financial statements for 2005 have been reclassified to conform to the 2006 presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Rainmaker Systems, Inc. is a leading provider of business-to-business sales and marketing services. Through the use of proprietary technologies and enhanced data analytics, our solutions leverage integrated multi-channel communications to accelerate the sales process and achieve higher revenue for our clients. Our core services include complete lead qualification and management, new product sales, webcast event management, online sales of training classes, channel enablement, subscription renewals, and service contract sales.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Rainmaker Systems, Inc. and its wholly-owned subsidiaries (“we”, “our” or “the Company”). All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside of the company, and other relevant facts and circumstances. Actual results could differ from those estimates. Accounting policies that include particularly significant estimates are revenue recognition and presentation policies, valuation of accounts receivable, allocation of purchase price in business combinations and assessing the recoverability and measuring any impairment of goodwill, intangible assets and fixed assets.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents generally consist of money market funds and certificates of deposit. The fair market value of cash equivalents represents the quoted market prices at the balance sheet dates and approximates their carrying value.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers and our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At September 30, 2006 and December 31, 2005, our allowance for potentially uncollectible accounts was $323,000 and $422,000, respectively.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the acquisition purchase price over the estimated fair value of net tangible and intangible assets acquired. Goodwill acquired in a business combination is not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and are reviewed for impairment in accordance with Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. During the quarter end ending March 31, 2006, we performed the annual impairment test for the goodwill and indefinite lived intangible generated by the Sunset Direct acquisition in the first quarter of 2005 (see Note 4). The results of that test indicated that the fair value of the Sunset Direct goodwill and the indefinite lived intangible is greater than the carrying value, and accordingly, no impairment charge was recorded.

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

Revenue Recognition and Presentation

Substantially all of our revenues are generated from the sale of service contracts and maintenance renewals, performance of lead generation services and subscriptions to deliver webcast event management and online sales of training classes. We recognize revenue from the sale of our client’s service contracts and maintenance renewals under the provisions of Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition” and on the “net basis” in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the client’s customer is received; the service contract or maintenance agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain unfulfilled. Revenue from lead generation services we perform is recognized as the services are accepted and is generally earned ratably over the service contract period. Some of our lead generation service revenue is earned when we achieve certain attainment levels and is recognized upon customer acceptance of the service. Revenue from service sales activities is recognized once these services have been delivered. Revenue from product sales is recognized at the time of shipment of the product directly to the client’s customer and has been historically an insignificant percentage of our net revenue. Revenue from our internet subscriptions for webcast event management and online sales of training classes are recognized ratably over the life of each subscription. We generally do not enter into multiple-element revenue arrangements with our clients or customers.

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

Income Taxes

We account for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more probable than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At September 30, 2006, we had gross deferred tax assets of approximately $18 million. Our deferred tax asset is subject to a 100% valuation allowance and therefore is not recorded on our balance sheet as an asset.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

We enter into contracts with our clients to market and sell our clients’ products and services. As a result, we primarily earn revenue from sales to the client’s customer, not the client itself. We have generated a significant portion of our net revenue from sales to customers of a limited number of clients. During the three and nine months ended September 30, 2006, two customers accounted for more than 10% of our revenue and collectively represented 51% and 49% of our net revenue for the three and nine months ended September 30, 2006, respectively. Our largest client represented 41% and 39% of our net revenue for the respective three and nine month periods. In the three and nine month periods ended September 30, 2005, these same two customers each accounted for more than 10% of our revenue and collectively represented 45% and 48% of our net revenue, respectively.

No individual client’s end-user customer accounted for 10% or more of our revenues in any period presented.

We have outsourced services agreements with our clients that expire at various dates ranging through November 2009. Many of our client agreements contain automatic renewal clauses. These clients may, however, terminate their contracts for cause in accordance with the provisions of each contract. In most cases, a client must provide us with advance written notice of its intention to terminate. Any loss of a single significant client may have a material adverse effect on the Company’s consolidated financial position, cash flows and results of operations.

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

3. Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted-average number of shares of common stock outstanding during the year, less shares subject to repurchase. Diluted earnings per common share also gives effect, as applicable, to the potential dilutive effect of outstanding stock options, using the treasury stock method, and convertible securities, using the if converted method, as of the beginning of the period presented or the original issuance date, if later.

The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income(loss)	$869	$(716)	$2,460	$(4,694)
Weighted-average common shares of common stock outstanding – basic	13,921	11,278	13,049	10,135
Plus: Outstanding dilutive options and warrants outstanding	2,202	—	2,178	—
Less: weighted-average shares subject to repurchase	(1,164)	—	(1,376)	—

Weighted-average shares used to compute diluted net loss per share	14,959	11,278	13,851	10,135

Basic net income (loss) per share	$0.06	$(0.06)	$0.19	$(0.46)

Diluted net income (loss) per share	$0.06	$(0.06)	$0.18	$(0.46)

The Company has excluded all outstanding warrants and stock options to purchase 1,693,578 shares of common stock from the calculation of diluted net loss per share for the three and nine month period ended September 30, 2005, because these securities are antidilutive.

On December 15, 2005, we effected a 1-for-5 reverse stock split. All per share and share amounts have been restated to reflect the reverse stock split.

4. Acquisition of Assets and Business’

ViewCentral

On September 15, 2006, we closed an Asset Purchase Agreement with ViewCentral, Inc., a California corporation (“ViewCentral”), and Dan Tompkins as representative of certain shareholders of ViewCentral. The results of View Central’s operations have been included in the consolidated financial statements since that date. ViewCentral is a provider of enterprise training and marketing program management solutions, and is expected to enhance the Company’s revenue delivery platform with modules for marketing and training event management. Under the terms of the Purchase Agreement, Rainmaker issued 754,968 shares of common stock representing approximately 5.5% of Rainmaker’s 13,845,000 common shares outstanding as of August 31, 2006 and assumed certain liabilities of ViewCentral under its customer contracts, purchase orders and office lease in exchange for substantially all of ViewCentral’s assets. In connection with the acquisition, ViewCentral’s employees became employees of Rainmaker. In connection with their employment, Rainmaker awarded a total of 28,976 shares of restricted stock in the company that will be earned by each employee over one or two years of continued employment. See Note 7 for further discussion of the restricted stock awarded to the former VieweCentral employees. The estimated value of the 754,968 shares issued was $4.4 million computed at a share price of $5.88 which is the average closing price between September 15 and September 21, 2006.

Our acquisition of View Central has been accounted for as a business combination. Assets acquired and deferred revenue assumed from ViewCentral were recorded at their estimated fair values as of September 15, 2006. The total purchase price was $4.6 million as follows:

(in thousands)
Issuance of 754,968 shares of Rainmaker Common Stock	$4,439
Acquisition related transaction costs	210

Total purchase price	$4,649

Using the purchase method of accounting, the total purchase price was allocated to ViewCentral’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill, which will be amortized over 15 years for tax purposes. Using the estimated future discounted cash flows from the assets acquired, management performed a valuation and the total purchase price was allocated as follows:

(in thousands)
Cash	$634
Identified tangible assets	366
Developed technology	920
Customer relationships	2,190
Goodwill	2,879
Deferred revenue assumed(a)	(2,340)

Total purchase price allocation	$4,649

(a) In accordance with EITF 01-03, Accounting in a Business Combination of Deferred Revenue of an Acquiree, we have reduced the carrying value of the deferred revenue by 11.4%, which represents our best estimate of the reduction from carrying to fair value for the legal performance obligation assumed from View Central.

Amortization of the intangible assets is calculated using an accelerated method for customer relationships that is based on the estimated future cash flows for the relationship, and the straight-line method for the developed technology. The estimated useful life of the amortizable intangible assets acquired is five years for customer relationships and three years for the developed technology. For developed technology and customer relations, we estimated the cash flows associated with the excess earnings the technology and contacts would generate and allocated the present value of those earnings to the asset. We used a discount rate of 16%.

Rainmaker has agreed to use commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission by November 14, 2006 for the shares issued in conjunction with the ViewCentral acquisition. Such shares are initially subject to a contractual prohibition of sale that will be removed as follows: 50% of such shares will be available for public sale commencing 181 days after the closing of September 15, 2006 and the remaining 50% of such shares will be available for public sale commencing 366 days from the closing. In addition, approximately 20% of the shares of the common stock consideration have been placed in escrow to secure certain indemnity obligations under the Purchase Agreement and will not be released until twelve months after the closing, subject to adjustment.

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

Using the purchase method of accounting, the total purchase price was allocated to Metric’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill, which will be amortized over 15 years for tax purposes. Using the estimated future discounted cash flows from the assets acquired, management performed a valuation and the total purchase price was allocated as follows:

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

Rainmaker filed a registration statement with the Securities and Exchange Commission on June 23, 2006 that became effective July 28, 2006 with respect to the shares that were issued to Metrics. Such shares are initially subject to a contractual prohibition of sale that will be removed as follows: 39,620 of such shares became available for public sale commencing 91 days after the closing; an additional 39,620 of such shares will be available for public sale commencing 181 days from the closing; an additional 39,620 of such shares will be available for public sale commencing 281 days from the closing; and the remaining 39,620 of such shares will be available for public sale commencing 366 days from the closing. In addition, 31,696 shares of the common stock consideration have been placed in escrow to secure certain indemnity obligations under the Purchase Agreement and will not be released until twelve months after the closing, subject to adjustment.

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

During the nine months ended September 30, 2006, the Company determined that due to certain marketing and branding initiatives, the “Sunset Direct” trade name was now estimated to have a 10 year life as opposed to an indefinite life as originally determined at the acquisition date. In accordance with SFAS 142 (Goodwill and Other Intangible Assets), a valuation to test for impairment was performed. No impairment was noted and the Sunset Direct trade name is being amortized over 10 years using an accelerated amortization method. During the three and nine months ended September 30, 2006, we recorded $54,000 and $107,000 in amortization related to the trade name, respectively.

On June 30, 2005, the Company filed a registration statement with the Securities and Exchange Commission with respect to the shares that were issued to Sunset Direct’s shareholders that was declared effective July 19, 2005. Pursuant to that registration statement all shares are available for public sale.

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the purchase of assets from ViewCentral and the acquisition of Sunset Direct occurred at the beginning of the three and nine month periods ended September 30, 2005 and 2006 and assumes the amortization of intangible assets, the effect to compensation expense for the restricted stock awards, the reduction of revenue to the estimated fair value of the legal performance obligation in accordance with the guidance of EITF 01-03, the addition of interest expense related to the Sunset Direct acquisition and the tax effect of the aforementioned adjustments (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)
	2006	2005	2006	2005
Revenues	$13,136	$9,420	$37,822	$26,434
Net income (loss)	$218	$(1,262)	$1,918	$(6,917)
Pro forma – basic net income (loss) per share:	$0.01	$(0.10)	$0.14	$(0.63)
Pro forma – diluted net income (loss) per share:	$0.01	N/A	$0.13	N/A
Pro forma weighted average shares outstanding – basic:	14,676	12,033	13,804	11,032
Pro forma weighted average shares outstanding - diluted:	15,744	12,033	14,636	11,032

5. Property and Equipment

		September 30, 2006	December 31, 2005
Property and equipment:
	Estimated Useful Life
Computer equipment	3 years	$6,448	$5,934
Capitalized software and development (1)	2-5 years	12,114	8,830
Furniture and fixtures	5 years	320	511
Leasehold improvements	Lease term	172	103

		19,054	15,378
Accumulated depreciation and amortization		(14,899)	(13,851)
Construction in process (1)		—	2,883

Property and equipment, net		$4,155	$4,410

(1)	During late 2004 and throughout 2005, we developed a replacement for our existing system to identify potential service sales opportunities, track the sales contacts and process the sale of the service contracts. During the nine months ended September 30, 2006 we deployed and began depreciating the new order entry system. In total, we have invested $3.2 million in the new order entry system including $163,000 in capitalized interest costs. We placed this asset in service in March 2006 and are depreciating this asset on a straight line basis over an estimated life of 5 years.

6. Intangible Assets

		September 30, 2006	December 31, 2005
Intangible Assets:
	Estimated Useful Life
Developed technology	3-5 years	$1,880	$680
Customer relations	2-5 years	3,890	1,670
Database	5 years	1,100	1,100
Trade name	10 years (a)	1,100	1,100

		7,970	4,550
Accumulated amortization		(1,799)	(898)

Intangible assets, net		$6,171	$3,652

(a)	During the nine months ended September 30, 2006, the Company determined that due to certain marketing and branding initiatives, the “Sunset Direct” trade name was now estimated to have a 10 year life as opposed to an indefinite life as originally determined at the acquisition date.

The following is the current future amortization amounts that are scheduled for the remainder of 2006 and the future annual periods. The customer relations and trade name intangible assets are amortized on an accelerated method using sum of the year’s digits amortization. All other intangible assets are amortized on a straight-line basis. Future amortization is subject to continued estimates of the useful lives which are reviewed for impairment in accordance with Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Period Amortization
Remainder of 2006	$573
Fiscal: 2007	2,065
2008	1,727
2009	1,115
2010	359
2011	151
Thereafter	181

Total future amortization	$6,171

7. Stockholders’ Equity

Private Placement

On February 7, 2006, the Company entered into two Securities Purchase Agreements with certain new and existing investors. Pursuant to the Securities Purchase Agreements, the Company issued a total of 2,000,000 shares of the Company’s common stock at a price of $3.00 per share for gross proceeds of $6.0 million and issued warrants to the investors to purchase an additional 799,999 shares of common stock of the Company at an exercise price of $4.28 per share. The warrants have a 5-year term and were exercisable beginning August 7, 2006. Net proceeds from the issuance were $5.3 million after payment of fees and costs. The securities issued pursuant to the Securities Purchase Agreements were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated there under and in reliance on similar exemptions under applicable state laws. Under the Securities Purchase Agreements, the Company also granted certain registration rights to each of the investors pursuant to which the Company filed a registration statement on Form S-3 that became effective on March 21, 2006, with respect to the common stock issued under the Securities Purchase Agreements and the common stock issuable upon conversion of the related warrants.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We included estimated forfeiture rates of 9.59% for option awards and 6.12% for restricted stock awards for the three and nine months ended September 30, 2006. As a result of the acceleration of vesting of 1,126,439 “out-of-the-money” options in December 2005, which was done in order to avoid compensation expense under the provisions of SFAS 123(R),there were a small number of unvested options remaining that were held by directors, officers and long term employees. The remaining options had relatively short vesting periods remaining with strike prices below the current market price for the stock. Therefore we expected all options to be exercised. We have applied the forfeiture estimates to option and restricted stock compensation awards issued in 2006. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s historical losses and significant NOLs, we did not record such tax benefits during the three and nine months ended September 30, 2006. Prior to the adoption of Statement SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

During the three months ended September 30, 2006, the company issued a total of 28,976 shares of restricted stock awards to the employees who were hired by the company in conjunction with the ViewCentral acquisition. These awards are authorized by the 2003 Plan and therefore reduce the number of grants available under that plan. The restricted shares were valued at the market close price for Rainmaker’s stock on the date of the award. The restricted shares vest over one or two year terms according to each individual employees’ agreement with the company. Accordingly, we will record compensation expense for the full value less forfeiture of these restricted shares over the respective vesting periods. Until each restricted stock award becomes vested, it will not be considered part of the total shares outstanding for our common stock.

Valuation and Expense Information under SFAS 123(R)

The weighted-average fair value of stock-based compensation to employees is based on the single option valuation approach. Estimated forfeiture rates are applied separately to option and restricted stock awards and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. We calculate the estimated compensation expense separately for Employee Stock Options (“Options”) and Employee Stock Purchase Plan (“Purchase Plan”).

We expense stock-based compensation to the same operating expense categories that the respective award grantee’s salary expense is reported. The table below reflects stock based compensation expense under SFAS 123(R) for the Options and Purchase Plan for the three and nine months ended September 30, 2006 as follows (in thousands):

	Three Months Ended Sept. 30, 2006			Nine Months Ended Sept. 30, 2006
	Options & Restricted Stock	Purchase Plan	Total	Options & Restricted Stock	Purchase Plan	Total
Stock based compensation expense included :
Cost of services	$3	$—	$3	$5	$2	$7
Sales and marketing	11	—	11	19	—	19
Technology	2	—	2	4	1	5
General and administrative	5	—	5	18	3	21

	$21	$—	$21	$46	$6	$52

At September 30, 2006, approximately $30,000 of stock-based compensation related to unvested awards had not been amortized and will be expensed during the remainder of fiscal 2006 and $407,000 of stock based compensation relating to unvested awards will be expensed in future periods through 2010.

The table below reflects net income and basic and diluted net income per share for the three and nine months ended September 30, 2006 compared with the pro forma information for the three and nine months ended September 30, 2005 as follows (in thousands except per-share amounts):

	Actual Results under SFAS 123R for the Three Months Ended Sept. 30, 2006	Pro Forma Results under SFAS 123R for the Three Months Ended Sept. 30, 2005	Actual Results under SFAS 123R for the Nine Months Ended Sept. 30, 2006	Pro Forma Results under SFAS 123R for the Nine Months Ended Sept. 30, 2005
Net loss as reported for the comparative period (1)	N/A	$(716)	N/A	$(4,694)
Stock-based employee compensation expense (2)	(21)	(252)	(52)	(734)

Net income (loss) including effect of stock based compensation (3)	$869	$(968)	$2,460	$(5,428)

Basic and diluted loss reported for the comparative period (3)	N/A	$(0.06)	N/A	$(0.46)

Basic net income (loss) including effect of stock based compensation (3)	$0.06	$(0.09)	$0.19	$(0.54)

Diluted net income (loss) including effect of stock based compensation (3)	$0.06	$(0.09)	$0.18	$(0.54)

(1)	Net loss and net loss per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.
(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123.
(3)	Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS 123.

No options were issued during the three months ended September 30, 2006. During the three months ended September 30, 2005, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on an estimated life of 4 years, a volatility range between 1.4 and 1.8, risk free interest rate between 3.1% and 4% and no dividend assumption.

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

A summary of activity under our Stock Incentive Plans for the nine months ended September 30, 2006 is as follows:

	Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2005	712,629	1,831,411	$4.75
Authorized	452,277	—	$—
Granted	(114,476)	114,476	$4.57
Restricted Stock Awards	—	(28,976)	$5.96
Exercised	—	(308,349)	$2.46
Canceled	113,040	(113,040)	$8.45

Balance at September 30, 2006	1,163,470	1,495,522	$3.41

The following table summarizes information about stock options outstanding as of September 30, 2006:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.10 -$1.35	134,859	4.04	$1.14	134,854	$1.14
$1.36 - $2.29	99,656	4.69	$2.06	95,418	$2.06
$2.30 - $2.55	401,853	8.56	$2.51	401,848	$2.51
$2.56 - $2.80	421,490	8.48	$2.62	421,490	$2.63
$2.81 - $3.90	120,400	8.44	$3.09	120,399	$3.09
$3.91 - $7.70	128,390	7.28	$5.63	42,888	$5.63
$7.71 - $13.28	180,794	6.75	$10.23	180,793	$10.23
$13.29 - $20.32	8,080	6.08	$17.17	8,080	$17.17

$1.10 - $20.32	1,495,522	7.47	$3.41	1,405,770	$4.00

Employee Stock Purchase Plan

In 1999, our board of directors adopted and our shareholders approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) and further amended the Purchase Plan on December 15, 2005 with regard to the discount price. The Purchase Plan is available for all full-time employees possessing less than 5% of combined voting power on all outstanding classes of stock. The Purchase Plan provides for the issuance of common stock at a purchase price of 95% of the fair value of the common stock at the purchase date. Purchase of shares is made through employee payroll deductions and may not exceed 15% of an employee’s total compensation. Unless terminated earlier at the discretion of our board of directors, the Purchase Plan terminates on the earlier of the last business day in October 2009, the date on which all shares available for issuance have been sold or the date on which all purchase rights are exercised in connection with a change in control. The number of shares available for future issuance under the Purchase Plan automatically increases annually on the first trading day of January by an amount equal to the lesser of 1% of our outstanding common stock at the end of the calendar year, or 80,000 shares. Prior to the amendment on December 15, 2005, the Purchase Plan provided for the issuance of common stock at a purchase price of 85% of the fair value of the common stock at the beginning or end of the offering period, whichever was lower. As of September 30, 2006, a total of 145,892 shares had been issued under the Purchase Plan and 525,385 shares were available for future issuance.

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

Overview

Rainmaker Systems, Inc. is a leading provider of business-to-business sales and marketing services. Through the use of proprietary technologies and enhanced data analytics, our solutions leverage integrated multi-channel communications to accelerate the sales process and achieve higher revenue for our clients. Our core services include complete lead qualification and management, new product sales, webcast event management, online sales of training classes, channel enablement, subscription renewals, and service contract sales.

We focus on providing services to our clients that enable them to grow their revenues more efficiently for their products and services. With the expertise of our people, the efficiency of our processes, and our proprietary technology, we offer individual and integrated services that increase our clients’ revenue potential.

Our core activities are data development and analytics, lead generation, lead management and nurturing, installed base sales, subscription and service contract sales webcast event management and online sales of training classes. In addition to helping to generate increased revenue for our clients, we also enable our clients to deepen the relationship they have with the customers we contact on behalf of our clients. By selecting Rainmaker to assist them with improving the efficiency of their sales and marketing activities, clients can focus their attention on other business priorities

To date, the majority of our revenues have been derived from marketing and selling our client’s service contracts and lead generation activities. Because of this, our quarterly and annual revenues are subject to fluctuation based on the total service contracts available for renewal or conversion in that period. As a result of this as well as general economic conditions in the United States, our net revenue has fluctuated in the past and may do so again. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition. During unfavorable economic periods, it may be more difficult to sign new clients or expand relationships with existing clients. In addition, during unfavorable economic periods, spending on existing and new technology may decrease, resulting in downgrades of service contracts or fewer new service contracts, which may have a material adverse impact on our business. This impact may be offset as technology companies may compensate for decreased spending on new technology and technology upgrades with expanded service contracts on their existing technology.

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

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which, among other things, requires us to amortize as expense the estimated intrinsic value of our employee share-based compensation. As disclosed in Note 6 in the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q, we incurred $21,000 and $52,000 of share-based compensation during the three and nine months ended September 30, 2006, respectively.

Other than the adoption of SFAS 123 (R), management believes there have been no significant changes during the three months ended September 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Related Party Transactions

We have made purchases of computer equipment and services from several vendors including Dell, our largest client. During the three and nine months ended September 30, 2006, we purchased equipment from Dell totaling $112,000 and $308,000, respectively.

During 2004, we purchased certain of our computer equipment and software from Dell through arrangements accounted for as capital leases. The single remaining lease bears interest at 4.9% per annum and expires in February 2007.

As of September 30, 2006, property and equipment included amounts held under capital leases with Dell of approximately $24,000 and related accumulated depreciation of approximately $18,000. Principal and interest owed to Dell amounted to approximately $4,000 at September 30, 2006. These capital lease obligations are collateralized by the related leased property and equipment. Additionally, we are leasing computers from HP, another significant client, on a month to month basis. These capital lease obligations are collateralized by the related leased property and equipment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Costs of services	51.0%	57.3%	50.1%	60.1%
Sales and marketing	8.5%	8.6%	7.7%	8.5%
Technology	12.2%	12.0%	11.9%	13.2%
General and administrative	14.3%	19.7%	16.2%	27.2%
Depreciation and amortization	6.5%	9.8%	6.6%	10.8%

Total operating expenses	92.4%	107.6%	92.5%	119.8%

Operating income (loss)	7.6%	(7.6)%	7.5%	(19.8)%
Interest and other (expense) income, net	0.5%	(0.6)%	0.2%	(0.6)%
Provision for income taxes	0.9%	0.0%	0.5%	0.0%

Net income (loss)	7.1%	(8.3)%	7.1%	(20.4)%

Comparison of three months ended September 30, 2006 and 2005

Net Revenue. Net revenue increased 42% to $12.2 million for the three months ended September 30, 2006 from $8.6 million for the comparable period in 2005. The $3.6 million overall increase in revenue is attributable to $2.6 million growth of revenues contributed by our services sales activities and a $771,000 increase in reported revenue from lead generation activities. In addition, we recognized revenue of $182,000 from ViewCentral which was acquired on September 15, 2006. The revenue growth from service sales activities is mainly within our existing client base as we were able expand our presence with our clients as well as execute on our sales and marketing strategies. The increase in revenue from our lead generation activities is the result of expansion within our existing customer base and the addition of new customers.

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

Costs of services. Costs of services increased 27% to $6.2 million for the three months ended September 30, 2006 from $4.9 million for the three months ended September 30, 2005. Costs of services decreased as a percentage of revenue from 57.3% in the three months ended September 30, 2005 to 50.0% for the three months ended September 30, 2006. The total increase of $1.3 million between the comparative three month periods was due to higher salary and commission costs as well as periodic temporary staffing increases in relation to our increased revenue levels. Additionally, with our lead generation service offering, we are offering expanded marketing services to our clients and thus incurring additional costs of services. Our reduction of cost of services as a percentage of revenue reflects our improved gross margin partly due to our transition to our Austin, Texas call center in early 2005, which was completed by June 30, 2005. The Austin operation provides us with a lower cost environment where, over the past year, we have been able to improve productivity per sales rep. Costs of services in absolute dollars and as a percentage of revenue have both fixed and variable components. These costs are expected to continue to fluctuate based on our client mix and our revenue levels.

Sales and Marketing Expenses. Sales and marketing expenses increased 40% to $1.0 million for the three months ended September 30, 2006 from $741,000 for the three months ended September 30, 2005. Over the past year we have added additional sales professionals who are dedicated to growing our business. Our sales staff has been successful in creating new sales opportunities and therefore we have incurred additional commission expense in relation to increased revenue levels. Additionally, we incurred additional costs as we expand our corporate marketing including the further development of our web site.

Technology Expenses. Technology expenses increased 44% to $1.5 million for the three months ended September 30, 2006 from $1.0 million for the three months ended September 30, 2005. The increase is primarily attributable to the capitalization of internal development costs for our new order entry system during the comparable period ended September 30, 2005. The order entry system was deployed during the first quarter of 2006. During the three months ended September 30, 2006, we incurred additional employment costs due to increased headcount. The increased technology expense level also reflects additional hosting and support costs related to our new order entry system of approximately $100,000 per quarter.

General and Administrative Expenses. General and administrative expenses increased $46,000 to $1.7 million between the two comparative three month periods ended September 30. The three months ended September 30, 2005 included consulting and temporary personnel costs related to transitioning certain accounting functions to our Austin, Texas office. The elimination of these costs and the lower cost environment in Austin reduced the cost of our overall financial operations. These cost reductions were offset during the three months ended September 30, 2006 by higher professional fees as we incurred one time additional costs related to our audit and tax services.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased 6% to $797,000 for the three months ended September 30, 2006, from $850,000 for the comparable period in 2005. The overall decrease in depreciation and amortization expense is primarily the result of assets becoming fully depreciated over the past year. These include our legacy order entry system and the leasehold improvements on our former headquarters in Scotts Valley. Additionally, several of the intangible assets that are related to our various acquisitions are being amortized on an accelerated basis. As a result, the amortization of these assets is approximately $24,000 less each quarter.

Interest and Other (Expense) Income, Net. The components of interest and other income (expense), net are as follows (dollars in thousands):

	Quarter Ended September 30,		Increase (Decrease)
	2006	2005	$ Amt	%
Interest income	$122	$29	$93	320.6%
Interest expense	(56)	(90)	(34)	37.7%
Other	(10)	1	(11)	111.0%

	$56	$(60)	$117	195.0%

The increase in interest income is attributable to an increase in cash available to invest as we generate cash from operations as well as the proceeds of our private equity placement that raised $5.3 million, net of expenses, that was completed on February 7, 2006. As explained further in “Liquidity and Sources of Capital”, our cash balances will fluctuate throughout each quarter due to our terms for payment to our clients for the service contracts that we sell.

Over the past year our borrowings have included the $3.0 million Term Loan obtained in February 2005 in connection with the acquisition of Sunset Direct and the $1.5 million June 2005 Term Loan to fund the purchase and implementation of our new client management system. These loans have been reduced by contractual principal reductions scheduled over three years from the date of inception of each loan. The decrease in interest expense is due to the reduction in principal outstanding.

During the 2006 comparative period, we recorded a loss on the disposition of assets which was reflected as other expense.

Comparison of nine months ended September 30, 2006 and 2005

Net Revenue. Net revenue increased 50% to $34.6 million for the nine months ended September 30, 2006 from $23.1 million for the comparable period in 2005. The $11.5 million overall increase in revenue is attributable to $7.1 million growth of revenues contributed by our services sales activities, a $4.2 million increase in reported revenue from lead generation activities and $0.2 million in revenue from our ViewCentral acquisition that was completed on September 15, 2006. The revenue growth from service sales activities is mainly within our existing client base as we were able expand our presence with our clients as well as execute on our sales and marketing strategies. The increase in revenue from our lead generation activities is the result of expansion within our existing customer and the addition of new customers.

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

Costs of services. Costs of services increased 25% to $17.3 million for the nine months ended September 30, 2006 from $13.9 million for the nine months ended September 30, 2005. Costs of services decreased as a percentage of revenue from 60.1% in the nine months ended September 30, 2005 to 50.1% for the nine months ended September 30, 2006. In the year between the comparative periods, we have increased overall staff of out bound telesales professionals to support our higher revenue levels. The nine month period ended September 30, 2005 does not include the cost of services of our lead generation services for the period from January 1, 2005 until we completed the acquisition of Sunset Direct on February 8, 2005 and therefore the 2006 period included almost 6 weeks in additional comparative costs. Our reduction of cost of services as a percentage of revenue reflects our improved gross margin. In June 2005, we completed the transition to our Austin, Texas facility. The Austin call center provides us with a lower cost environment where, over the past year, we have been able to improve productivity per sales rep. Costs of services in absolute dollars and as a percentage of revenue have both fixed and variable components. These costs are expected to continue to fluctuate based on our client mix and our revenue levels.

Sales and Marketing Expenses. Sales and marketing expenses increased 36% to $2.7 million for the nine months ended September 30, 2006 from $2.0 million for the nine months ended September 30, 2005. Over the past year we have added additional sales professionals who are dedicated to growing our business. Our sales staff has been successful in creating new sales opportunities and therefore we have incurred additional commission expense.

Technology Expenses. Technology expenses increased 35% to $4.1 million for the nine months ended September 30, 2006 from $3.0 million for the nine months ended September 30, 2005. The increase in technology expense is primarily due to the capitalization of internal software development costs that occurred in the nine months ended September 30, 2005, while similar cost were only capitalized in the first quarter of 2006. Also, we incurred $61,000 of severance costs during the quarter ended June 30, 2006 and have increased our technology staff over the nine months ended September 30, 2006 as well as added consultants as we continue to develop our service delivery systems.

General and Administrative Expenses. General and administrative expenses decreased 11% to $5.6 million for the nine months ended September 30, 2006, as compared to $6.3 million for the comparable period in 2005. The nine month period ended September 30, 2005 included $493,000 of severance costs that were not incurred in the nine months ended September 30, 2006. Over the past year, we have realized certain cost savings through the elimination of administrative redundancies.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased 8% to $2.3 million for the nine months ended September 30, 2006, from $2.5 million for the comparable period in 2005. The overall decrease in depreciation and amortization expense is the result of assets becoming fully depreciated over the past year. These include our legacy order entry system and the leasehold improvements on our former headquarters in Scotts Valley. In March of 2006, we placed in service our new order entry system and began depreciation of this $3.2 million asset over its estimated useful life of five years on a straight line basis.

Interest and Other (Expense) Income, Net. The components of interest and other income (expense), net are as follows (dollars in thousands):

	Nine Months Ended Sept. 30,		Increase (Decrease)
	2006	2005	$ Amt	%
Interest income	$198	$93	$105	112.9%
Interest expense	(134)	(191)	(57)	(29.8)%
Other	(10)	(35)	(25)	(71.4)%

	$54	$(133)	$187	140.6%

The increase in interest income is attributable to an increase in cash available to invest as we generate cash from operations as well as the proceeds of our private equity placement that raised $5.3 million, net of expenses, that was completed on February 7, 2006. As explained further in “Liquidity and Sources of Capital” our cash balances will fluctuate throughout each quarter due to our terms for payment to our clients for the service contracts that we sell.

The decrease in interest expense is the result of the capitalization of interest cost. During the development of our client management system and while we capitalize internal costs, we are required to capitalize interest on the costs of assets under development. Accordingly, $63,000 in interest costs were capitalized to our client management system during the quarter ended March 31, 2006. Over the past year our borrowings have included the $3.0 million Term Loan obtained in February 2005 in connection with the acquisition of Sunset Direct and the $1.5 million June 2005 Term Loan to fund the purchase and implementation of our new client management system. Excluding the reduction of interest expense for capitalized costs, our interest cost is higher because the term loans were outstanding the entire nine month period ended September 30, 2006 as compared to the nine month period ended September 30, 2005, during which the Term Loan and June 2005 Term Loan were funded in March 2005 and June 2005, respectively.

During the both comparative periods, we recorded losses on the disposition of assets which were reflected as other expense.

Liquidity and Sources of Capital

To date, we have funded operations from net cash proceeds from the sale of common stock and the incurrence of debt. During the nine months ended September 30, 2006, we achieved GAAP profitability and generated cash from operations in the amount of $7.1 million. On February 7, 2006, we raised $5.3 million, net of issuance costs, from a private placement of our common stock. In December 2005, our lender increased our line of credit facility from $2 million to $4 million. In June 2005, we raised $2.6 million, net of issuance costs, from a private placement of our common stock. In June 2005, we also obtained a $1.5 million term loan that was utilized to fund the purchase and implementation of our new client management system. In February 2005, we obtained a $3 million term loan to retire certain indebtedness and certain other liabilities of Sunset Direct in connection with our acquisition of Sunset Direct. In February 2004, we raised $6.3 million, net of issuance costs, from a private placement of our common stock.

Cash and cash equivalents were $19.0 million at September 30, 2006 as compared to $9.7 million at December 31, 2005. We had negative working capital of $3.8 million at December 31, 2005. As a result of the net $5.3 million raised in a private placement of our common stock in February 2006 and positive operating results, the negative working capital at December 31, 2005 has been fully funded and we now have positive working capital of $3.5 million at September 30, 2006. Our cash balances fluctuate throughout each quarter due to our terms for payment to our clients for the service contracts that we sell.

Operating activities for the nine months ended September 30, 2006 provided cash of $7.1 million as compared to cash provided by operating activities of $745,000 in the comparable period in 2005. Cash provided by operating activities during the nine months ended September 30, 2006 is primarily the result of net income totaling $2.4 million and non-cash expenditures of depreciation and amortization of property and intangibles, stock-based compensation and the provision for allowance for doubtful accounts that totaled $2.6 million. Together, net income and non-cash expenditures contributed $5.0 million to cash from operating activities.

During the nine months ended September 30, 2006, we achieved profitability and generated cash from operations in the amount of $7.1 million. While we have not been profitable in the past, our ability to generate a profit in the nine months ended September 30, 2006 was the result of investments in technology, sales and marketing and personnel that in turn resulted in the successful execution of our business strategy. While we are hopeful that we can continue to be profitable and generate cash from operations in the future, there can be no assurances that we will continue to do so. We expect to continue to invest in technology and marketing strategies as well as additional acquisitions of businesses. Accordingly, in order to fully execute these long-term business strategies, we may continue to raise cash proceeds from the sale of stock and the incurrence of debt.

Accounts receivable increased at September 30, 2006 as compared to December 31, 2005 as a result of higher sales in the third quarter of 2006 as compared to the fourth quarter of 2005. We have consistently experienced higher net revenues during the three and nine month periods ended September 30, 2006 as compared to the prior periods in 2005, and therefore, our account receivable balances have been higher. Our days sales outstanding (DSO), improved to 24 days at September 30, 2006 from 28 days at December 31, 2005. Our accounting treatment for net revenue (see “Revenue Recognition and Presentation” under Note 2 to the Condensed Consolidated Financial Statements) requires that we report revenue net of the obligation to our clients for our cost of the service sales contracts we sell on their behalf. Since we record the gross billing to the end customer of our clients in our accounts receivable, we calculate DSO based on our ability to collect those gross billings from the end customers. The increase in accounts receivable reported for the nine months ended September 30, 2005 reflects the increase in receivables from our Sunset Direct subsidiary which was acquired on February 8, 2005.

Accounts payable is comprised mostly of amounts due to our clients for service and maintenance contracts we sold on their behalf. Accounts payable increased in relation to increased sales of service contracts. Our accounts payable has increased at a faster rate than the increase in accounts receivable because we have been able to improve our collection efforts as well as receive credit card payment for a higher percentage of our net revenues. Our payments to our clients for the service contracts we have sold are made monthly upon the completion of an activity reconciliation with each client. The increase in accrued compensation and benefits at September 30, 2006 as compared to December 31, 2005 is due to higher accruals for commissions and bonuses as result of higher sales volumes and positive operating results. Deferred revenue increased as a result of the increase in our lead generation service offerings which are invoiced and often paid in advance of the work to be performed. The increase in other accrued liabilities is attributable, in part, to increased sales tax liability due to increased sales volumes and current tax liability for income and franchise tax.

Cash used in investing activities was $0.6 million and $7.9 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease in cash used in investing activities was primarily due to our investment in Sunset Direct that totaled $4.4 million and was reported in the comparative period last year. In March 2006, we completed the development of our new order entry system. That development was ongoing throughout the prior period ended September 30, 2005 and therefore the investment in property and equipment was higher in the 2005 period as compared to the nine months ended September 30, 2006. Restricted cash represents the reserve for the refund due for non-service payments inadvertently paid to the Company by its customers instead of paid directly to the Company’s clients. At the time of cash receipt the Company records a current liability for the amount of non-service payments received. The decrease in restricted cash represents the reduction of our balance of refunds due to customers. During the nine months ended September 30, 2006, we completed two business acquisitions. While both acquisitions were predominately effected by Rainmaker issuing its common stock, in the Metrics transaction, we incurred $70,000 of acquisition costs, and with the ViewCentral transaction, we received cash of $424,000 net of acquisition costs.

Cash provided by financing activities was $2.8 million for the nine months ended September 30, 2006 as compared to cash provided by financing activities of $6.2 million for the comparative period in 2005. Cash provided by financing activities in 2006 was primarily a result of net proceeds totaling $5.3 million from our placement of private equity which was completed on February 7, 2006. This amount was offset by principal payments totaling $3.5 million on our line of credit, term loans and other financing obligations. Also during the 2006 period, we received $980,000 from the exercise of stock options, warrants and employee stock purchase plans. Cash provided by financing activities in the 2005 comparative period was primarily the result of term loan proceeds of $4.5 million and net proceeds totaling $2.6 million from a private placement of equity completed in June 2005. These amounts were partially offset by the repayment of capital lease and other financing arrangements.

Our principal source of liquidity as of September 30, 2006 consisted of $19.0 million of cash and cash equivalents and $3.0 million remaining on our Revolving Credit Facility. In connection with a financial covenant related to our term loans, we are required to maintain unrestricted cash deposits of $2.5 million with our lender Bridge Bank, N.A., which is included in the $15.0 million of cash and cash equivalents. We anticipate that our existing capital resources and cash flow expected to be generated from future operations will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months.

On July 6, 2006, we executed a further amendment to our secured revolving line of credit (the “Revolving Credit Facility”) with our lender, Bridge Bank. The amendment extends the maturity date of the Revolving Credit Facility from December 10, 2006 to October 10, 2007. The amount of credit available to the company remains at $4,000,000 with a $1,000,000 subfacility for standby letters of credit, and the interest rate for any advances under the Revolving Credit Facility remains at the prime lending rate, currently at 8.25%. As of September 30, 2006, the company had no borrowings under the Revolving Credit Facility and had two undrawn letters of credit outstanding under the Revolving Credit Facility and together combine for a face amount of $425,000. We had originally entered into this Revolving Credit Facility with our lender in April 2004.

In July 2005, we issued an Irrevocable Standby Letter of Credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued an Irrevocable Standby Letter of Credit to one of our clients. The letter of credit was issued in the amount of $325,000 as a guarantee for service contracts sold by us on behalf of our client and will expire in September 2007. The letters of credit were issued under the Revolving Credit Facility described above. As of September 30, 2006, no amounts have been drawn against the letters of credit.

In June 2005, we entered into a Business Loan Agreement with Bridge Bank, N.A., pursuant to which we obtained a $1.5 million term loan (the “June 2005 Term Loan”) that is being utilized to fund the purchase and implementation of our new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime per annum (8.25% per annum at September 30, 2006). The interest rate on the June 2005 Term Loan was reduced from prime plus 1% to prime by the amendment that we executed with our lender on July 6, 2006.

Concurrent with the closing of the merger transaction with Sunset Direct in February 2005, we entered into a Business Loan Agreement and Commercial Security Agreement with Bridge Bank, N.A., and obtained a $3.0 million term loan (the “Term Loan”) that that was utilized to retire certain indebtedness and certain other liabilities of Sunset Direct. The Term Loan is to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime per annum (8.25% per annum at September 30, 2006). The interest rate on the Term Loan was reduced from prime plus 1% to prime by the amendment that we executed with our lender on July 6, 2006.

The Term Loan, June 2005 Term Loan and Revolving Credit Facility are secured by substantially all of our consolidated assets, including intellectual property. We must comply with certain financial covenants, including maintenance of unrestricted cash of $2.5 million with Bridge Bank, reducing from time to time to the outstanding amount of Rainmaker’s Term Loan and June 2005 Term Loan referenced above rounded upwards to the nearest $250,000 increment. Prior to the July 6, 2006 amendment, we were required to maintain minimum unrestricted cash of $3.0 million. Beginning July 1, 2006, we are now also required to maintain a specified minimum net income and minimum debt service coverage ratio. The Term Loan, the June 2005 Term Loan and the Revolving Credit Facility contain customary covenants that will, subject to limited exceptions, limit our ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Term Loan, June 2005 Term Loan and the Revolving Credit Facility also provide for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Term Loan, the June 2005 Term Loan and Revolving Credit Facility. At September 30, 2006, we were in compliance with all loan covenants and had $1.4 million and $875,000 outstanding on the Term Loan and June 2005 Term Loan, respectively, and no amount outstanding on the Revolving Credit Facility.

Off-Balance Sheet Arrangements

Leases

As of September 30, 2006, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2009, including an additional facility operating lease commitment assumed in connection with the Company’s acquisition of Sunset Direct in February 2005 and the lease for the Company’s corporate headquarters in Campbell, California (as described below). These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up front cash flow related to purchasing the assets.

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

Guarantees

In July 2005, we issued an Irrevocable Standby Letter of Credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued an Irrevocable Standby Letter of Credit to one of our clients. The letter of credit was issued in the amount of $325,000 as a guarantee for service contracts sold by us on behalf of our client and will expire in September 2007. The letters of credit were issued under the Revolving Credit Facility described above. As of September 30, 2006, no amounts have been drawn against the letters of credit.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of September 30, 2006 and December 31, 2005.

Contractual Obligations

Capital Leases

We lease certain property under capital leases that expire at various dates through 2006. The effective annual imputed interest rate on our single remaining capital lease obligation is 4.9%. The capital lease obligation is collateralized by the related leased property and equipment.

Term Loans

In June 2005, the Company entered into a Business Loan Agreement with Bridge Bank, N.A. (the “Lender”), pursuant to which the Company obtained a $1.5 million term loan (the “June 2005 Term Loan”) that is being utilized to fund the implementation of the Company’s new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime per annum (8.25% per annum at September 30, 2006). As of September 30, 2006, the Company had $875,000 outstanding on the June 2005 Term Loan. The interest rate on the June 2005 Term Loan was reduced from prime plus 1% to prime by the amendment that we executed with our lender on July 6, 2006.

In February 2005, concurrent with the closing of the acquisition of Sunset Direct, the Company entered into a Business Loan Agreement and Commercial Security Agreement with the Lender (the “Term Loan”). The Term Loan is to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime per annum (8.25% per annum at September 30, 2006). As of September 30, 2006, the Company had $1.4 million outstanding on the Term Loan. The interest rate on the Term Loan was reduced from prime plus 1% to prime by the amendment that we executed with our lender on July 6, 2006.

Revolving Credit Facility

In April 2004, we entered into a Business Loan Agreement and a Commercial Security Agreement (the “Revolving Credit Facility”) with the Lender. The Revolving Credit Facility originally matured in May 2005, and provided borrowing availability up to a maximum of $3.0 million through a secured revolving line of credit that includes a $1.0 million Letter of Credit facility. In December 2005, the total available under the Revolving Credit Facility was increased to $4.0 million and the maturity was extended to December 2006. In July 2006, the maturity date of the Revolving Credit Facility was further extended to October 2007. As of September 30, 2006, we had no amounts outstanding under the Revolving Credit Facility.

Future payments under our contracts and obligations at September 30, 2006 are as follows:

(In thousands)	Capital Leases	Term Loan (1)	June 2005 Term Loan (1)	Operating Leases	Total
2006	$4	$250	$125	$173	$552
2007	—	1,000	500	705	2,205
2008	—	167	250	675	1,092
2009	—			229	229

Total minimum payments	4	1,417	875	1,955	4,078

(1)	– Excludes interest payments.

Included in future minimum operating lease payments is our obligation relating to our facilities, including the lease for the Company’s corporate headquarters in Campbell, California. The operating lease for our Austin facility expires in July 2009.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates on our variable rate borrowings. Interest rates on our capital lease and financing obligations are fixed, but rates on borrowings under our Term Loan, June 2005 Term Loan and Revolving Credit Facility are variable. In February 2005, the Company entered into a Business Loan Agreement and Commercial Security Agreement pursuant to which the Company obtained a $3.0 million Term Loan that is to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime per annum (8.25% per annum at September 30, 2006). As of September 30, 2006, the Company had $1.4 million outstanding on the Term Loan. In June 2005, the Company entered into a Business Loan Agreement pursuant to which the Company obtained a $1.5 million term loan (the “June 2005 Term Loan”). The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime per annum (8.25% per annum at September 30, 2006). As of September 30, 2006, the Company had $875,000 outstanding on the June 2005 Term Loan.

Our earnings are affected by changes in short-term interest rates as a result of our two term loans and our Revolving Credit Facility, which bear interest at variable rates based on the prime lending rate (the prime rate was 8.25% at September 30, 2006). Maturity dates on these loans range from October 2007 to May 2008. At December 31, 2005, we had $3.0 million of debt outstanding under these loans. Based on the funding dates for these loans and payments already made during 2006, we estimate that a 1% increase in interest rates would result in $30,000 in additional interest expense for the year ended December 31, 2006. Due to our debt level at September 30, 2006, anticipated cash flows from operations, and the various financial alternatives available to management, should there be an adverse change in interest rates, we do not believe that we have significant exposure to market risks associated with changing interest rates as of September 30, 2006. We do not use derivative financial instruments in our operations.

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

ITEM 1. LEGAL PPOCEEDINGS

We currently are not a party to any material legal proceedings and are not aware of any pending or threatened litigation that would have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

We have incurred recent losses and may incur losses in the future.

Although we reported net income for the three and nine month period ended September 30, 2006, we incurred a net loss of $5.0 million for the year ended December 31, 2005, a net loss of $4.9 million for the year ended December 31, 2004, and a net loss of $3.1 million for the year ended December 31, 2003. Our accumulated losses through December 31, 2005 were $63.0 million. We may incur losses in the future, depending on the timing of signing of new clients, costs to initiate service for new clients, impact of new and existing clients, our decisions to further invest in our technology or infrastructure, and our ability to continue to increase our operating efficiencies.

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

We enter into contracts with our clients to market and sell our clients’ products and services. As a result, we primarily earn revenue from sales to the client’s customer, not the client itself. We have generated a significant portion of our net revenue from sales to customers of a limited number of clients. During the three and nine months ended September 30, 2006, two customers accounted for more than 10% of our revenue and collectively represented 51% and 49% of our net revenue for the three and nine months ended September 30, 2006, respectively. Our largest client represented 41% and 39% of our net revenue for the respective three and nine month periods. In the three and nine month periods ended September 30, 2005, these same two customers each accounted for more than 10% of our revenue and collectively represented 45% and 48% of our net revenue, respectively.

No individual client’s end-user customer accounted for 10% or more of our revenues in any period presented.

We expect that a small number of clients will continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our principal clients could cause a significant decrease in our revenue. In addition, our software and technology clients operate in industries that experience consolidation from time to time, which could reduce the number of our existing and potential clients. Any loss of a single significant client may have a material adverse effect on our financial position, cash flows and results of operations. Our contracts generally allow our clients to cancel the agreement with 90 to 180 days notice.

Our revenue will decline if demand for our clients’ products and services decreases.

Our business primarily consists of marketing and selling our clients’ products and services to their customers. In addition, a significant percentage of our revenue is based on a “pay for performance” model in which our revenues are based on the amount of our clients’ products and services that we sell. Accordingly, if a particular client’s products and services fail to appeal to its customers for reasons beyond our control, such as preference for a competing product or service, our revenue from the sale of the client’s products and services may decline. In addition, revenue from our lead generation product offering is predominately based on fixed-fee retainer contracts. Our customers are under no obligation to renew their engagements with us when their contracts come up for renewal from time to time.

Failure by us to achieve and maintain effective internal control over financial reporting in accordance with the rules of the SEC could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could in turn have a material adverse effect on our business and stock price.

Under current rules of the SEC, we will be required to document and test our internal control over financial reporting so that our management can certify as to the effectiveness of our internal control over financial reporting and our independent registered public accounting firm can render an opinion on management’s assessment. We are in the process of documenting our internal controls systems to allow management to evaluate and report on, and our independent auditors to audit, our internal controls over financial reporting. Once the documentation is complete, we will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Based on current SEC rules, we will be required to comply with the management report on internal controls over financial reporting as of December 31, 2007. Since our market capitalization, excluding the holdings of officers, directors and other affiliates, was below $75 million on June 30, 2006, we will be required under currently proposed rules to be compliant with the auditor attestation provisions of Section 404 of the Sarbanes Oxley Act of 2002 by December 31, 2008. However, if our market capitalization, as defined, increases to above $75 million on June 30, 2007, we will be required to be compliant with the auditor attestation provisions of Section 404 of the Sarbanes Oxley Act of 2002 by December 31, 2007. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. We are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities such as the SEC. In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our consolidated financial statements, and our stock price may be adversely affected as a result. If we fail to remedy any material weakness, our consolidated financial statements may be inaccurate, we may face restricted access to the capital markets and our stock price may be adversely affected.

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

As part of our business strategy, we review from time to time business combination prospects (which may include asset acquisitions) that would complement our existing business or enhance our technological capabilities, such as our acquisition of Sunset Direct and our acquisition of assets from Launch Project, Metrics Corp and ViewCentral. Future business combinations by us could result in potentially dilutive issuances of equity securities, large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could cause our financial performance to suffer. Furthermore, business combinations entail numerous risks and uncertainties, including:

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

We make technology and system improvements and capitalize those costs until the technology is deployed, at which time we begin to depreciate the asset over the expected useful life of the asset. During the nine months ended September 30, 2006, we deployed our new order entry system for use on one of our clients. We have invested $3.2 million in this system and expect to use it as our order entry platform for all of our service sales clients. If unforeseen events or circumstances prohibit us from using this system with all clients, we may be forced to impair some or all of this asset.

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

Our directors, executive officers and their affiliates own a significant percentage of our stock and can significantly influence all matters requiring stockholder approval.

Our directors, executive officers and entities affiliated with them together beneficially control approximately 9.3% of our outstanding shares (based on the number of shares outstanding as of September 30, 2006). As a result, any significant combination of those stockholders, acting together, may have the ability to disproportionately influence all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Rainmaker, which, in turn, could depress the market price of our common stock.

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

Like most other public companies, we carry insurance protecting our officers and directors and us against claims relating to the conduct of our business. This insurance covers, among other things, the costs incurred by companies and their management to defend against and resolve claims relating to management conduct and results of operations, such as securities class action claims. These claims typically are extremely expensive to defend against and resolve. Hence, as is customary, we purchase and maintain insurance to cover some of these costs. We pay significant premiums to acquire and maintain this insurance, which is provided by third-party insurers. Since 1999, the premiums we have paid for this insurance have increased substantially. One consequence of the recent economic climate and decline in stock prices has been a substantial general increase in the number of securities class actions and similar claims brought against public corporations and their management. Many, if not all, of these actions and claims are, and will likely continue to be, at least partially insured by third-party insurers. Consequently, insurers providing director and officer liability insurance have in recent periods sharply increased the premiums they charge for this insurance, raised retentions (that is, the amount of liability that a company is required to itself pay to defend and resolve a claim before any applicable insurance is provided), and limited the amount of insurance they will provide. Moreover, insurers typically provide only one-year policies. We have recently renewed our director and officer insurance for a one-year term beginning November 2006.

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

Our common stock is currently listed on the NASDAQ Capital Market. NASDAQ has requirements that a company must meet in order to remain listed on the NASDAQ Capital Market. If we experience losses from our operations, or are unable to raise additional funds or our stock price does not meet minimum standards, we may not be able to maintain the standards for continued listing on the NASDAQ Capital Market, which include, among other things, that our stock maintain a minimum closing bid price of at least $1.00 per share (subject to applicable grace and cure periods). If as a result of the application of such listing requirements our common stock is delisted from the NASDAQ Capital Market, our stock would become harder to buy and sell. Consequently, if we were removed from the NASDAQ Capital Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. As a result, the ability to resell shares of our common stock could be adversely affected.

Shares eligible for sale in the future could negatively affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of October 27, 2006, we had 14,619,000 outstanding shares of common stock. This amount includes shares issued under the Asset Purchase Agreements we entered into on September 15, 2006 and May 12, 2006, as described below. As of September 30, 2006, there were an aggregate of 2,611,973 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 1,495,522 issuable upon exercise of options outstanding under our option plan and 1,116,451 shares of common stock issuable upon exercise of the outstanding warrants issued to the investors in our private placement transactions completed on February 7, 2006, June 15, 2005 and February 20, 2004. Under our existing stock option plan and employee stock purchase plan, we may issue up to an additional 1,163,470 shares and 445,554 shares of our common stock, respectively, subject to the terms and conditions of such plans. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, compensation or otherwise. We have not entered into any definitive agreements regarding any future acquisitions and cannot ensure that we will be able to identify or complete any acquisition in the future.

On September 15, 2006, we closed an Asset Purchase Agreement with ViewCentral, Inc., a California corporation (“ViewCentral”), and Dan Tompkins as representative of the shareholders of ViewCentral. Under the terms of the Purchase Agreement, we issued 754,968 shares of common stock representing approximately 5.5% of Rainmaker’s 13,845,000 common shares outstanding as of August 31, 2006 and assumed certain liabilities of ViewCentral under its customer contracts, purchase orders and office lease in exchange for substantially all of ViewCentral’s assets. Such shares are initially subject to a contractual prohibition of sale that will be removed as follows: 50% of such shares will be available for public sale commencing 181 days after the closing and the remaining 50% of such shares will be available for public sale commencing 366 days from the closing. In addition, approximately 20% of the shares of the common stock consideration will be placed in escrow to secure certain indemnity obligations under the Purchase Agreement and will not be released until twelve months after the closing, subject to adjustment.

On May 16, 2006, we announced that we had entered into and closed an Asset Purchase Agreement with Business Telemetry, Inc. (d/b/a Metrics Corporation), a California corporation (“Metrics”), and Kenneth S. Forbes, III, as representative of the shareholders of Metrics. We issued 158,480 shares of common stock in exchange for certain assets of Metrics. Such shares are initially subject to a contractual prohibition of sale that will be removed as follows: 39,620 of such shares became available for public sale commencing 91 days after the closing; an additional 39,620 of such shares will be available for public sale commencing 181 days from the closing; an additional 39,620 of such shares will be available for public sale commencing 281 days from the closing; and the remaining 39,620 of such shares will be available for public sale commencing 366 days from the closing. In addition, 31,696 shares of the common stock consideration have been placed in escrow to secure certain indemnity obligations under the Purchase Agreement and will not be released until twelve months after the closing, subject to adjustment.

The securities issued pursuant to each of the aforementioned Asset Purchase Agreements were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated there under and in reliance on similar exemptions under applicable state laws. Under the Metrics Asset Purchase Agreement, the Company granted certain registration rights to each of the Metrics shareholders pursuant to which the Company filed a registration statement on Form S-3 that became effective on July 28, 2006, with respect to the common stock issued under the Asset Purchase Agreement for Metrics. Under the ViewCentral Asset Purchase Agreement, Rainmaker has agreed to use commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission by November 14, 2006 for the shares issued in conjunction with the purchase of the ViewCentral assets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 15, 2006, the Company entered into an Asset Purchase Agreements with ViewCentral, Inc., a California corporation (“ViewCentral”), and Dan Tompkins, as representative of the shareholders of ViewCentral. We issued 754,968 shares of common stock and other consideration in exchange for certain assets of ViewCentral. The securities issued pursuant to the Asset Purchase Agreement were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated there under and in reliance on similar exemptions under applicable state laws. Under the Asset Purchase Agreement, the Company also granted certain registration rights to each of the shareholders of ViewCentral pursuant to which the Company has agreed to use commercially reasonable efforts to file a registration statement on Form S-3 by November 14, 2006, with respect to the common stock issued under the Asset Purchase Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

RAINMAKER SYSTEMS, INC.

Dated: November 13, 2006	/s/ MICHAEL SILTON
Michael Silton
Chief Executive Officer
(Principal Executive Officer)

/s/ STEVE VALENZUELA
Steve Valenzuela
Secretary and Chief Financial Officer
(Chief Accounting Officer)