Form 10-K
period 2006-12-31
RAINMAKER SYSTEMS INC
filed 2007-02-26
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SELECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM                                  TO

COMMISSION FILE NUMBER 000-28009

RAINMAKER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0442860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 EAST HAMILTON AVE CAMPBELL, CALIFORNIA	95008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 626-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Names of Each Exchange on which Registered
Common Stock, $0.001 par value per share	The NASDAQ Global Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2006, based upon the closing sales price reported by the Nasdaq Capital Market on that date was $52.1 million. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At February 20, 2007, registrant had 15,164,067 shares of Common Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors,” that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activities, performance or achievements expressed in or implied by such forward-looking statements.

Among the important factors which could cause actual results to differ materially from those in the forward-looking statements are general market conditions, unfavorable economic conditions, our ability to execute our business strategy, our ability to integrate acquisitions without disruption to our business, the effectiveness of our sales team and approach, our ability to target, analyze and forecast the revenue to be derived from a client and the costs associated with providing services to that client, the date during the course of a calendar year that a new client is acquired, the length of the integration cycle for new clients and the timing of revenues and costs associated therewith, our client concentration given that we are currently dependent on a few significant client relationships, potential competition in the marketplace, the ability to retain and attract employees, market acceptance of our service programs and pricing options, our ability to maintain our existing technology platform and to deploy new technology, our ability to sign new clients and control expenses, the possibility of the discontinuation of some client relationships, and the financial condition of our clients’ businesses.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to update such forward-looking statements publicly for any reason even if new information becomes available in the future, except as may be required by law.

RAINMAKER SYSTEMS, INC.

PART I

ITEM 1.	BUSINESS

Introduction

We are a leading provider of sales and marketing solutions, combining hosted application software and execution services designed to drive more revenue for our clients. We have developed an integrated solution, the Rainmaker Revenue Delivery PlatformSM, that combines proprietary, on-demand application software and advanced analytics with specialized sales and marketing execution services, which can include marketing strategy development, websites, e-commerce portal creation and hosting, both inbound and outbound e-mail, chat, direct mail and telesales services.

We use the Rainmaker Revenue Delivery Platform to drive more revenue for our clients in a variety of ways to:

•	sell, on behalf of our clients, the renewal of service contracts, software licenses and subscriptions, and warranties;

•	generate, qualify and develop corporate leads, turning these prospects into qualified appointments for our clients’ field sales forces or leads for their channel partners; and

•	provide a hosted application software platform that enables our clients to more effectively generate additional revenue from sales of Internet-based and in-person training.

We operate as an extension of our clients, in that all of our interactions with our clients’ customers, utilizing our multi-channel communications platform, incorporate our clients’ brands and trademarks, complementing and enhancing our clients’ sales and marketing efforts. Thus, our clients entrust us with some of their most valuable assets—their brand and reputation. In the course of delivering these services, we utilize our proprietary databases to access the appropriate technology buyers and key decision makers.

We currently have over 100 clients, primarily in the computer hardware and software, telecommunications and financial services industries.

We have acquired several businesses that have expanded our client base and enhanced the functionality of our Revenue Delivery Platform. These acquisitions have extended our technology capabilities and added new services which we offer across our expanding client base.

Industry Background

The growth of the Internet, online advertising and multi-channel communications have created new methods for generating revenue. Although these developments have provided new ways of reaching existing and potential customers, they have also created numerous challenges for companies. Organizations, unable to manage large volumes of customer and prospect information, are finding it increasingly difficult to efficiently convert prospect interactions into actionable leads. In addition, competitive pressures are pushing companies to focus their direct sales force and other scarce sales and marketing resources on their most significant opportunities and new product sales rather than on contract renewals, warranty sales and other after-sales products and services. Additional challenges and issues around data quality, sales channel complexity, marketing and sales efficiency, and resource allocation require companies to consider new approaches and solutions for efficiently meeting the needs of their customers and maximizing revenue.

Companies spend over $160 billion per year on direct marketing in the U.S., according to the Direct Marketing Association, or DMA, a marketing trade association. In addition, META Group, a technology research firm, estimates that approximately 70% of all leads generated are never contacted, and that about half of these prospects purchased products or services from competitors within a year, which leads us to believe that companies are experiencing relatively poor returns on their sales and marketing investments. As a result, third party sales and marketing solutions and services in the U.S. are growing more than 20% annually as more companies seek to reduce infrastructure costs, increase revenue conversion and focus on other core functions internally, according to Selling Power magazine, an industry publication. Similarly, the Interactive Advertising Bureau, an online marketing trade association, reports that Internet referral and lead generation advertising in the U.S. grew 71% to $592 million in the first half of 2006 compared to $347 million in the first half of 2005.

Changing Market Dynamics.    The continued growth of the Internet as an effective marketing channel has enabled companies to market to a broader audience, using a variety of alternative sales channels to support sales and follow-on services to these customers. At the same time, increasing competition has motivated companies to target their direct sales forces at higher quality opportunities. These developments have increased the complexity of companies’ sales channels, partner relationships and the ability to measure the effectiveness of its marketing and sales efforts.

The Internet has become an important and more efficient way of reaching existing and potential customers. However, Internet leads often provide limited information on the real intentions of prospective customers. Integrating this information with qualified data on key decision makers and past buying patterns can increase its value. Gathering this qualified information usually involves direct marketing, including website development, direct mail correspondence, e-mail, telesales or chat, or any combination of these. Managing these disparate sales channels, especially if used to address the same customer, can be very challenging. Once a prospect has been qualified, the lead must be delivered to the right sales person or channel partner at the right time in the buying process.

Many companies, in addition to focusing on new customer growth, are also trying to maximize revenue from existing customers. For many technology companies, particularly hardware and software vendors, this requires renewing software subscriptions and service contracts, and selling new software licenses and warranty extensions. An additional source of revenue is the sale of training classes and online courses to a company’s customers and channel partners. These products are often very profitable, recurring revenue streams for technology companies. Many of the same processes and technologies used to generate qualified leads for new customers can be applied to selling and renewing service contracts or selling online training courses.

The increasingly complex and competitive environment is motivating companies to maximize the value of investments across their business. Measuring, analyzing and optimizing the effectiveness of their investment in lead generation, contract renewals and training sales require sophisticated data-mining and analytical technology and expert personnel.

Existing Sales and Marketing Solutions and Services.    Companies have tried a variety of approaches to address these changing industry dynamics. Many organizations simply task their internal sales and marketing personnel with the additional responsibilities of designing effective lead generation campaigns or selling service contracts. Some organizations purchase third party technology point solutions, such as sales force automation software, analysis and reporting tools, and data cleansing technology. Alternatively, some companies have tried to shift part of their sales and marketing efforts to channel partners or other third party service providers such as dedicated lead generation companies.

Many of these traditional approaches suffer from the following challenges:

•

Inefficient Resource Allocation.    Building effective sales and marketing programs for service sales, lead generation and training sales requires a substantial investment of time, money and other resources. Using a company’s direct sales force and marketing departments for these functions can be inefficient as it defocuses the sales force from driving new customer sales. Investing in and integrating the appropriate technology and other infrastructure utilizes resources which could be redirected to the company’s primary selling efforts.

•

Inadequate Information.    Unqualified or mistimed leads result in a significant loss of time and productivity for an organization’s sales personnel. Over time, sales personnel may become frustrated and less inclined to follow up on leads, realizing that most unqualified leads are unlikely to generate customers. Building and maintaining a comprehensive and accurate database of corporate buyers is a long-term effort and may not be a priority for many sales and marketing organizations given their other responsibilities. As a result, organizations and their channel partners are frequently unable to reach the appropriate corporate buyer or other point of contact at the right time, leading to poor sales and renewal rates.

•

Lack of Integration.    Many organizations that have invested in technologies have not integrated their selling efforts into a cohesive sales and marketing platform. In part, this is the result of a lack of cross-departmental coordination and the complexity of managing and integrating multiple systems and third party service providers. It is complex to integrate data cleansing, database population, marketing campaign management and data analytics with a company’s customer relationship management, or CRM, and other internal systems. Effective programs should be executed across multiple channels, and integrate with other sales and marketing initiatives, as well as with existing information technology, or IT, infrastructure.

Rainmaker Solutions

We provide an integrated solution to the complex sales and marketing needs of our clients. We believe our solution helps our clients address the challenges created by changing industry conditions more efficiently and effectively than traditional approaches. Our Revenue Delivery Platform combines (1) our proprietary technology platform, including hosted application software, (2) our proprietary database of corporate buyers of technology products and services, (3) our data development and analytics services and (4) our sales and marketing execution services.

The capabilities of our Revenue Delivery Platform fall into three broad areas: integration and enhancement of our clients’ customer and prospect data; marketing strategy development and execution; and delivering a result to our clients or their partners, typically either a qualified lead or a closed sale. While these capabilities are individually useful to our clients, we believe that they are significantly more valuable and effective when provided as part of an integrated solution. Our Revenue Delivery Platform’s capabilities are described more fully below:

•

Data Integration and Enhancement.    At the launch of a client engagement, we are typically either provided with a customer list or are asked to source and identify qualified prospects from our client’s website or a website we develop using our client’s branding. We take these lists and profile, cleanse and supplement the data with information from third party databases, as well as our own proprietary data sources. The data cleansing and integration process improves the financial, contact and other relevant information that is used in our marketing processes. This process can be applied equally to prospect information and to our client’s current customer information which is often not updated with regard to financial and key decision maker information.

We have an extensive set of technology tools that we use to integrate and enhance our contact information, including our proprietary Prospect IntelligenceSM database which contains information on the appropriate technology buyers and key decision makers. Our database contains contact details of individuals collected over the course of 15 years. We can also further qualify leads by contacting them using our extensive marketing campaign capabilities.

•

Marketing Strategy Development and Execution.    We develop multi-channel sales and marketing strategies, which integrate a combination of Internet, e-mail, direct mail, chat and telesales. Our clients trust us to use their brand on the websites and multi-channel marketing materials we develop in the execution of our services and in all interactions with their customers. Our technology enables us to create integrated marketing approaches to allow our clients’ customers to obtain key information and purchase our clients’ products and services online. We believe this integration differentiates our solution from the approaches many companies are taking to solve these complex sales and marketing problems.

•

Customer Deliverables and Integration.    Our data integration and enhancement capabilities, and our ability to contact customers and prospects using our marketing strategy execution services, enable us to deliver to our clients closed sales of service contracts, software licenses and subscriptions and warranty renewals, qualified leads and training revenue. These transactions require tight integration with our clients’ systems to allow us to pass the leads to the appropriate sales force or enter the sale and contract information appropriately. We have invested significantly in developing the technology to enable us to create these integrations when we sign new clients.

In support of our Revenue Delivery Platform we offer a suite of analytics software and services to enable us and our clients to measure the effectiveness of our data integration and enhancement technologies and our marketing strategy development and execution. Our analytic software allows us to quickly determine what is working and what is not for a particular campaign, and make adjustments to improve efficiency even while a campaign is ongoing. In addition, we frequently review past activity to better understand buying patterns so that we can identify more valuable leads for our clients and design more effective sales processes, marketing campaigns and materials in the future.

We believe that we compete effectively by combining:

•

our proprietary technology platform, including our on-demand hosted application software, which includes Contract Renewals Plus® for subscriptions and warranties, LeadworksSM for lead management, and our hosted training sales application;

•	our understanding of technology buyers’ behavior resulting, in part, from our proprietary Prospect Intelligence database;

•	our multi-channel direct marketing capability, which includes marketing campaigns through e-mail, chat, personalized web portals, or microsites, phone, direct mail, facsimile and voicemail;

•	our advanced data analytics expertise;

•	the efficiency of our business processes and the expertise and knowledge of our staff; and

•	our proficiency in integrating our proprietary technology platform with our clients’ technology systems.

Strategy

Our objective is to be the leading global provider of integrated sales and marketing solutions in selected vertical markets. Key elements of our strategy include:

Generate More Revenue for Our Existing Clients.    We continue to seek to identify areas where we can apply technology and our expertise to improve the renewal rates and sell higher levels of service on behalf of our service contract clients, to generate higher quality leads and appointments for our lead development clients, and to continually improve our hosted software to enable our clients to more efficiently sell their training solutions.

Cross-Sell Opportunities within Existing Clients.    We continually seek cross-selling opportunities to increase the range of services provided to our existing clients, most of which currently use our services to support only selected product or customer segments. Our growth strategy includes seeking opportunities to expand our services within our existing customer base. We believe our clients desire to reduce the number of vendors they utilize, therefore providing us significant cross-sales opportunities to expand our services to our existing clients.

Sign New Clients.    Our focus on certain sectors enables us to employ industry experts, pursue targeted sales and marketing campaigns, develop effective marketing and customer retention programs, and capitalize on referrals from existing clients. We anticipate that for the foreseeable future we will continue to direct our service offerings to clients in the computer hardware and software, telecommunications and financial services industries; however, our longer term strategy includes targeting clients in other industry verticals, such as healthcare.

Enhance Technology and Add New Products and Services.    We believe our technology platform is a key factor in allowing us to compete effectively, and we will continue to seek to identify new products and services that enhance our Revenue Delivery Platform. We also plan to continue to develop and refine our technology for integrating with our clients’ IT infrastructure.

Selectively Pursue Strategic Acquisitions.    We have completed five acquisitions in the past two years. We intend to continue to consider strategic acquisitions that complement the functionality of our solutions or that expand our geographic footprint, including internationally. We intend to be selective with our acquisitions and pursue those that meet our required financial and operational criteria and provide us with clear strategic and financial benefits.

Services and Software

We have developed our Revenue Delivery Platform to address many aspects of customer acquisition and retention. We believe that technology is changing the role of sales and marketing. Although our customers may select any one of our service offerings, we designed all of our products around our integrated Revenue Delivery Platform that combines technology, data, marketing expertise and services. With the expertise of our people and the efficiency of our processes, combined with our proprietary technology, we offer individual and integrated services that increase our clients’ revenue potential.

Our services and software are focused on generating incremental revenue for our clients by maximizing existing customer revenue and adding new revenue through the acquisition of new customers. Our activities are comprised of the following: service contract sales and renewals, software license sales, subscription renewals and warranty extension sales; lead generation, qualification and management; and hosted application software for training sales. In addition to helping to generate increased revenue for our clients, we also enable our clients to deepen the relationship they have with their existing customers. By selecting us to improve the effectiveness of their sales and marketing activities, our clients can focus their attention on other business priorities.

Our core services and software are highlighted below:

Service Contract Sales and Renewals.    Some clients engage us to market and sell their service contracts and subscription renewals directly to their customers on a commission basis. By allowing us to perform this service, our clients entrust us with a major revenue generating business process.

We designed our solution to effectively analyze a client’s customer base and then market and sell relevant products and service contracts. We believe that the more information we obtain concerning a client’s customer, the more likely that we will be able to market and sell services that meet the needs of that customer. We implement our solution using a variety of proprietary systems and multiple communication channels, including direct mail, e-mail, Internet and e-commerce technology, online marketing, and one-to-one personal assistance. We deliver revenue from the sale of extended warranties, subscription renewals and service contract sales. By keeping more customers under contract and by focusing on getting customers onto premium levels of support, we seek to maximize the revenue available from a client’s existing customers, as well as improve customer satisfaction so if a maintenance or service issue arises, our client’s customer is taken care of. Since all of the communications are under a client’s brand we are also reinforcing that brand with their existing customers. We seek to generate additional sales and cultivate closer customer relationships through innovative sales and marketing programs that include:

•	Website Portals and E-mail Interaction. Our client-branded websites and e-commerce portals combined with e-mail interaction allow our clients’ customers to obtain key information and purchase online. We develop, host and operate websites that reflect the look and feel of our clients’ corporate branding. E-mail marketing campaigns include links to microsites, or personalized web portals, which alert our clients’ customers of product enhancements, special promotions or upcoming renewal dates. When they visit the microsite, customers can view a secure, personalized listing of the services or add-on products associated with the initial products they have purchased from our clients. The microsite gives the customer the ability to view the service or product offerings, customize a quote, enter in its credit card information and transact an online order.

•

Channel Enablement.    Our channel enablement services include a leading proprietary hosted technology portal which helps our clients and their resellers in managing their customer base and selling software license subscription renewals. As a result of increasing reliance on resellers, our clients need to more effectively and profitably sell services through their channel partners. Furthermore, the complexities involved in managing and selling services generally exceed the capabilities of a traditional reseller. We believe that by providing our platform to our clients’ resellers, our clients generate more service revenue through their channel, increasing the revenue for themselves and the reseller. Our channel solution provides direct marketing, reseller support, management services and telesales support to improve the end customer experience while also supporting the channel partners.

•

Direct Mail Marketing.    In addition to Internet and e-mail, we use sophisticated direct mail marketing programs. These campaigns alert our clients’ customers to services and products, special promotions and renewal opportunities, which direct them to contact our telesales team, to purchase through our client-branded e-commerce sites or to transact through the mail.

•

Personal Assistance and Telesales.    Our client teams are organized by vertical markets and trained to answer questions, provide detailed product information, pursue cross-sell opportunities and close orders. We also provide inbound response and sales management to our clients’ customers who e-mail, call or fax in response to marketing campaigns.

With our service sales and subscription renewal offering, we believe we have been effective in driving incremental revenues for our clients. By renewing contracts that might otherwise expire, we maintain contact with our clients’ customers on their behalf. As a result, we generate incremental revenue for our clients, while at the same time maintaining our clients’ relationships with their customers.

Strategic Lead Development and Management.    Some clients engage us to deliver a variety of lead generation services including identification of potential customer needs and decision makers, appointment setting, and product trials and sales. We utilize Prospect Intelligence, supplemented by the client’s database, to contact potential customers through a variety of channels to identify product needs, key decision makers and other relevant marketing data. We utilize our advanced analytics and reporting tools to measure and track the results of each marketing campaign so that we can improve our efficiency over time. We also provide these services to the channel partners of our clients.

Data Development and Analytics.    Data management of customer contact information is one of the differentiators that we believe makes our sales and marketing solution a compelling business proposition for our clients, whether it is through our process of taking client data and validating the information, or the use of our technology to identify anonymous website visits, or clicks to a client’s website as potential customers to be contacted. We apply years of experience and what we believe to be best practices to monetize customer data.

At the launch of a client engagement, we are able to profile, cleanse, supplement and append data, as required, to ensure program success. By utilizing our marketing technology platform, our proprietary scoring tools turn data into actionable strategies for sales and direct marketing activities. Many of our clients also engage us to provide data resources for cleansing, supplementing and appending data. This occurs when the customer information they have on file has not been updated and there is a need to contact the customers and conform or update their information. In conjunction with these processes, we believe our proprietary Prospect Intelligence database provides access to the appropriate technology buyers and key decision makers. Our database contains key titles with contact details, organizational profiles and purchasing plans in the major market segments that we target. We also leverage this database for the sales and marketing campaigns that we offer.

As the Internet has changed the way companies conduct business, it has also changed the way companies find new customers. We have developed a proprietary process whereby anonymous hits to a website are actively pursued to identify potential customers and convert them into paying customers, called Click to CashSM. By working with our clients to help manage their website, we can source the data of prospect inquiries, white paper downloads, evaluations and live chat to narrow the scope of who or where a potential customer may be. This data, combined with our integrated sales and marketing services, is intended to develop prospects by providing relevant content based on the discovery profile created and convert them into customers with greater lifetime value potential.

Webcasts and Event Management.    Increasingly, companies are using events on the Internet as a format to provide product information to their potential or existing clients. Our service can invite potential attendees of these webcasts, register and then follow up for feedback after the event. This service provides a format whereby all available customer information is captured and retained for future sales and marketing activities.

Online Sales of Training Classes.    We offer a hosted application software solution designed to enable our clients to more efficiently manage the sales of their online or in-person training classes. Our clients create their own content, and use our proprietary hosted software solution for e-mail communications, automated event registration and confirmation, pre- and post-training surveys and payment processing. The solution offers streamlined, automated handling of such events, which is intended to increase our clients’ training revenue and allows them to gauge the effectiveness of their training programs. Our solution also automatically tracks and reports compliance data to meet regulatory requirements. Increasingly, companies are using events on the Internet as a forum to provide product information and training for their business customers. Our clients benefit both from the revenue as well as from having a customer base that is better educated on how to get the most out of their products. We believe these customers are often more loyal and spend more over time on our clients’ products.

Our Clients

Our clients consist of large enterprises in a range of industries, including computer hardware and software, telecommunications and financial services. Our clients typically have large customer bases and products and services that require complex selling processes to generate sales, thereby enabling them to benefit from our focused sales and marketing programs to generate more revenue. On a combined basis, sales of our top two clients’ services accounted for 48% of our net revenues in 2006, compared to 47% in 2005. In 2006, we renewed our agreements with our largest clients, Dell and Hewlett-Packard, for additional three year terms, subject to the right to terminate early upon 180 and 90 days’ prior written notice, respectively. We believe that there are significant opportunities for cross-selling our services within our existing customer base.

Sales and Marketing

We market our services through a direct sales force of 17 representatives as of December 31, 2006. We believe we also have an opportunity to cross-sell our solutions to our existing and acquired clients. We use direct marketing, public relations and trade association programs to communicate our service offerings to potential clients. Our direct sales professionals typically have significant enterprise-level sales experience. We employ sales professionals who are responsible for developing new clients, as well as new opportunities with existing clients. We support the sales process with cross-functional representation from other departments, including operations, finance, order management and technology. We also support this effort with product management professionals responsible for continued development and enhancement of our service offerings.

Technology and Development

As of December 31, 2006, we employed 41 technology and development personnel, who maintain and develop the software and hardware platforms that support our marketing and sales operations. We collect customer input and conduct regular internal reviews to identify areas for improvement of our existing processes and systems as well as opportunities for development of new service offerings. Our technology platform is based on a combination of internally developed, proprietary software and commercially available hardware and software.

Our practice is to select market-leading commercial products and to leverage open-systems development environments for our internal development efforts. We believe this provides a stable technical foundation for the development and operation of our technical systems. We focus our proprietary technology development on business functions that are part of the sales and marketing process. These business functions include: profiling, cleansing and analyzing of data, direct marketing and telesales activities such as customer interaction tracking, pricing configuration and tracking, e-commerce tools, rapid deployment of client branded service, contract websites, and billing and reporting systems that expedite invoicing and collections as well as the transfer of data and reports to our clients.

Employees

As of December 31, 2006, we employed 415 people. We also use temporary personnel from time to time, and they are not included in our headcount. None of our employees are represented by a labor union or are subject to a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationships with our employees to be good.

Competition

The market for sales and marketing solutions is intensely competitive, evolving rapidly and highly fragmented. We believe the following factors are the principal methods of competition in our market:

•	ability to offer integrated solutions, for both Internet and traditional sales and marketing;

•	sales and marketing focus and domain expertise;

•	product performance, scalability and reliability;

•	breadth and depth of solutions;

•	strong reference customers;

•	return on investment; and

•	total cost of ownership.

In addition to the competitors listed below, we face competition from internal departments of current and potential clients. The competition we encounter includes:

•	Solutions designed to sell service contracts and provide lead generation services from companies such as Encover and ServiceSource;

•	Providers of business databases, data processing and database marketing services such as Harte-Hanks and infoUSA;

•	E-commerce capabilities from companies such as Digital River and GSI Commerce;

•	Companies that offer various online marketing services, technologies and products, including aQuantive, Unica and ValueClick;

•	Companies that offer training management systems, such as Saba and SumTotal; and

•	Enterprise application software providers such as Oracle and SAP.

Many of our current and potential competitors have significantly greater financial, technical, marketing, service and other resources than we have. In addition, many of these companies also have a larger installed base of users, longer operating histories and greater name recognition than we have. Competitors with greater financial resources may be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer. These competitors may be in a stronger position to respond quickly to new technologies and may be able to undertake more extensive marketing campaigns.

Intellectual Property

We protect our intellectual property through a combination of service mark, trade name and copyright protection, trade secret protection and confidentiality agreements with our employees and independent contractors, and have procedures to control access to and distribution of our technology, documentation and other proprietary information and the proprietary information of our clients. We do not own or have rights with respect to any patents or patent applications. Effective trade name, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services and products are made available on the Internet. The steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trade names, trademarks, service marks and similar proprietary rights. In addition, other parties may assert claims of infringement of intellectual property or other proprietary rights against us. The legal status of many aspects of intellectual property on the Internet is currently uncertain. We have applied to register the “Rainmaker Systems,” “Rainmaker” and design, “Contract Renewals Plus,” and “Education Sales Plus” marks in the U.S. and certain foreign countries, and have received registrations for the “Rainmaker Systems” mark in the U.S., Canada, Australia, the European Community, Switzerland and Norway, the “Rainmaker” mark and design in the U.S. and the European Community, the “Contract Renewals Plus” mark in the U.S. and Switzerland, and the “Education Sales Plus” mark in the U.S. and Switzerland.

Government Regulation

We are subject, both directly and indirectly, to various laws and governmental regulations relating to our business. In addition, laws with respect to online commerce may cover issues such as pricing, distribution, characteristics and quality of products and services. Laws affecting the Internet may also cover content, copyrights, libel and personal privacy. Any new legislation or regulation or the application of existing laws and regulations to the Internet could have a material adverse effect on our business.

Although our online transmissions currently originate in California and Texas, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. As our services are available over the Internet virtually anywhere in the world, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our website or prosecute us for violations of their laws. We cannot assure you that state or foreign governments will not charge us with violations of local laws or that we might not unintentionally violate these laws in the future.

A number of government authorities are increasingly focusing on online personal data privacy and security issues and the use of personal information. Our business could be adversely affected if new regulations regarding the use of personal information are introduced or if government authorities choose to investigate our privacy practices. In addition, the European Union has adopted directives addressing data privacy that may limit the collection and use of some information regarding Internet users. Such directives may limit our ability to target our client’s customers or to collect and use such information.

Our business is also subject to regulation in connection with our direct marketing activities. The Federal Trade Commission’s, or FTC’s, telesales rules prohibit misrepresentations of the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation and specifically addresses other perceived telesales abuses in the offering of prizes. Additionally, the FTC’s rules limit the hours during which telemarketers may call consumers. The Federal Telephone Consumer Protection Act of 1991 contains other restrictions on facsimile transmissions and on telemarketers, including a prohibition on the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 contains restrictions on the content and distribution of commercial e-mail. A number of states also regulate telesales and some states have enacted restrictions similar to these federal laws. In addition, a number of states regulate e-mail and facsimile transmissions. State regulations of telesales, e-mail and facsimile transmissions may be more restrictive than federal laws. The failure to comply with applicable statutes and regulations could have a material adverse effect on our business. There can be no assurance that additional federal or state legislation, changes in regulatory implementation or judicial interpretation of existing or future laws would not limit our activities in the future or significantly increase the cost of regulatory compliance.

Financial Information about Geographic Areas

We primarily operate in one geographical segment, North America. Substantially all of our sales are made to our clients’ customers in the U.S. and Canada. See “Segment Reporting” in Note 1 to our consolidated financial statements.

Corporate Information

We were founded in 1991 and are headquartered in the Silicon Valley in Campbell, California. We also have operation centers in Austin, Texas, Oakland, California and Montreal, Canada. We are incorporated in Delaware. Our principal office is located at 900 East Hamilton Ave., Suite 400, Campbell, CA 95008 and our phone number is (408) 626-3800. Our website is www.rmkr.com. We make available, free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission, or SEC. Information contained on our website is not part of this Form 10-K.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client could result in a substantial decrease in our revenue.

During the year ended December 31, 2006, two clients, Dell and Hewlett-Packard, each accounted for more than 10% of our net revenue and collectively represented 48% of our net revenue for the year ended December 31, 2006. Our largest client, Dell, represented 38% of our net revenue for the year ended December 31, 2006. In the year ended December 31, 2005, these two clients each accounted for more than 10% of our net revenue and collectively represented 47% of our net revenue with the largest individual client, Dell, accounting for 36% of our net revenue.

We expect that a small number of clients will continue to account for a significant portion of our net revenue for the foreseeable future. The loss of any of our principal clients would cause a significant decrease in our net revenue. In addition, our software and technology clients operate in industries that experience consolidation from time to time, which could reduce the number of our existing and potential clients. Any loss of a single significant client may have a material adverse effect on our financial position, cash flows and results of operations.

Our agreements with our clients allow for termination with short notice periods.

Our service sales agreements and our lead generation agreements generally allow our clients to terminate such agreements without cause with 90 to 180 days notice and 30 days notice, respectively. Our clients are under no obligation to renew their engagements with us when their contracts come up for renewal. In addition, our agreements with our clients are generally not exclusive.

We have strong competitors and may not be able to compete effectively against them.

Competition in our industry is intense, and such competition may increase in the future. Our competitors include providers of service contract sales and lead generation services, enterprise application software providers, providers of database marketing services, e-commerce service providers, online marketing services, and companies that offer training management systems. We also face competition from internal marketing departments of current and potential clients. Additionally, for portions of our service offering, we may face competition from outsource providers with substantial offshore facilities which may enable them to compete aggressively with similar service offerings at a substantially lower price. Many of our existing or potential competitors have greater brand recognition, longer operating histories, and significantly greater financial, technical and marketing resources, which could further impact our ability to address competitive pressures. Should competitive factors require us to increase spending for, and investment in, client acquisition and retention or for the development of new services, our expenses could increase disproportionately to our revenues. Competitive pressures may also necessitate price reductions and other actions that would likely affect our business adversely. Additionally, there can be no assurances that we will have the resources to maintain a higher level of spending to address changes in the competitive landscape. Failure to maintain or to produce revenue proportionate to any increase in expenses would have a negative impact on our financial position, cash flows and operating results.

Our revenue will decline if demand for our clients’ products and services decreases.

A significant portion of our business consists of marketing and selling our clients’ services to their customers. In addition, a significant percentage of our revenue is based on a “pay for performance” model in which our revenue is based on the amount of our clients’ services that we sell. Accordingly, if a particular client’s products and services fail to appeal to its customers for reasons beyond our control, such as preference for a competing product or service, our revenue may decline. In addition, revenue from our lead generation service offering could decline if our clients reduce their marketing efforts.

Any efforts we may make in the future to expand our service offerings may not succeed.

To date, we have focused our business on providing our service offerings to enterprises in selected vertical markets that retain our services and/or license our software in an effort to market and sell their offerings to their business customers. We may seek to expand our service offerings in the future to other markets, including other industry verticals or the business-to-consumer market. Any such effort to expand could cause us to incur significant investment costs and expenses and could ultimately not result in significant revenue growth for us. In addition, any efforts to expand could divert management resources from existing operations and require us to commit significant financial and other resources to unproven businesses.

Any acquisitions or strategic transactions in which we participate could result in dilution, unfavorable accounting charges and difficulties in successfully managing our business.

As part of our business strategy, we review from time to time acquisitions or other strategic transactions that would complement our existing business or enhance our technology capabilities. Future acquisitions or strategic transactions could result in potentially dilutive issuances of equity securities, the use of cash, large and immediate write-offs, the incurrence of debt and contingent liabilities, amortization of intangible assets or impairment of goodwill, any of which could cause our financial performance to suffer. Furthermore, acquisitions or other strategic transactions entail numerous risks and uncertainties, including:

•	difficulties assimilating the operations, personnel, technologies, products and information systems of the combined companies;

•	diversion of management’s attention;

•	risks of entering geographic and business markets in which we have no or limited prior experience; and

•	potential loss of key employees of acquired organizations.

We perform valuation analyses on all acquisitions and reassess the valuations and carrying value of goodwill and other intangible assets on our balance sheet at least annually. As of December 31, 2006, we had $7.0 million in goodwill and $5.6 million of unamortized intangibles. This reassessment has in the past resulted in adjustments in amortization schedules, and could in the future result in further adjustments, or in write-downs or write-offs of assets, which would negatively affect our financial position and operating results.

We cannot be certain that we would be able to successfully integrate any operations, personnel, technologies, products and information systems that might be acquired in the future, and our failure to do so could have a material adverse effect on our financial position, cash flows and operating results.

Our business strategy may include further expansion into foreign markets, which would require increased expenditures, and if our international operations are not successfully implemented, they may not result in increased revenue or growth of our business.

On January 25, 2007, we acquired the business of CAS Systems, which has significant operations in Montreal, Canada. Our growth strategy may include further expansion into international markets. Our international expansion may require significant additional financial resources and management attention, and could have a negative effect on our financial position, cash flows and operating results. In addition, we may be exposed to associated risks and challenges, including:

•	regional and economic political conditions;

•	foreign currency fluctuations;

•	different or lesser protection of intellectual property rights;

•	longer account receivable collection cycles;

•	different pricing environments;

•	difficulty in staffing and managing foreign operations;

•	laws and business practices favoring local competitors; and

•	foreign government regulations.

We cannot assure you that we will be successful in creating international demand for our services and software or that we will be able to effectively sell our clients’ services in international markets.

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

The length and unpredictability of the sales and integration cycles could cause delays in our revenue growth.

Selection of our services and software can entail an extended decision making process on the part of prospective clients. We often must educate our potential clients regarding the use and benefit of our services and software, which may delay the evaluation and acceptance process. For the service contract sales portion of our solution, the selling cycle can extend to approximately 9 to 12 months or longer between initial client contact and signing of an agreement. Once our services and software are selected, integration with our clients’ systems can be a lengthy process, which further impacts the timing of revenue. Because we are unable to control many of the factors that will influence our clients’ buying decisions or the integration process of our services and software, it can be difficult to forecast the growth and timing of our revenue.

We have incurred recent losses and may incur losses in the future.

Although we reported net income for each of the four quarters during 2006 and for the year ended December 31, 2006, we incurred a net loss of $5.0 million for the year ended December 31, 2005, and a net loss of $4.9 million for the year ended December 31, 2004. Our accumulated deficit through December 31, 2006 is $59.6 million. We may incur losses in the future, depending on the timing of signing of new clients, costs to initiate service for new clients, our ability to retain and expand our service to existing clients, our ability to successfully compete, our decisions to further invest in our technology or infrastructure, and our ability to continue to increase our operating efficiencies.

We may need to raise additional capital which might not be available to us on acceptable terms, if at all.

We may require additional capital for the acquisition of businesses, products or technologies that are complementary to ours, or to fund our working capital and capital expenditure requirements. To date, we have raised capital through both equity and debt financings. On January 10, 2007, we filed a shelf registration statement covering $40.0 million of equity and debt securities, which was declared effective on January 18, 2007. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and interest expenses that will affect our financial results. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay or reduce the scope of our operations.

Our quarterly operating results may fluctuate, and if we do not meet market expectations, our stock price could decline.

Our future operating results may not follow past trends in every quarter, even if they continue to improve overall. In any future quarter, our operating results may fall below the expectations of public market analysts and investors.

Factors which may cause our future operating results to be below expectations include:

•	the growth of the market for our sales and marketing solutions;

•	the demand for and acceptance of our services;

•	the demand for our clients’ products and services;

•	the length of the sales and integration cycle for our new clients;

•	our ability to expand relationships with existing clients;

•	our ability to develop and implement additional services, products and technologies;

•	the success of our direct sales force;

•	our ability to retain existing clients;

•	the costs of complying with Section 404 of the Sarbanes-Oxley Act;

•	the granting of additional stock options and/or restricted stock awards resulting in additional FAS 123R stock option expense;

•	new product and service offerings from our competitors;

•	general economic conditions;

•	regulatory compliance costs;

•	our ability to integrate acquisitions and the costs and write-downs associated with them, including the amortization of intangibles; and

•	our ability to expand our operations, including potential further international expansion.

We may experience seasonality in our sales, which could cause our quarterly operating results to fluctuate from quarter to quarter.

As we continue to grow our lead generation service offerings, we will experience seasonal fluctuations in our revenue as companies’ spending on marketing can be stronger in the second and fourth quarters than in the first and third. In addition, since our lead generation service offering has lower gross margins than our other service offerings, we may experience quarterly fluctuations in our financial performance as a result of a seasonal shift in the mix of our service offerings.

If we are unable to attract and retain highly qualified management, sales and technical personnel, the quality of our services may decline, and our ability to execute our growth strategies may be harmed.

Our success depends to a significant extent upon the contributions of our executive officers and key sales and technical personnel and our ability to attract and retain highly qualified sales, technical and managerial personnel. Competition for personnel is intense as these personnel are limited in supply. We have at times experienced difficulty in recruiting qualified personnel, and there can be no assurance that we will not experience difficulties in the future, which could limit our future growth. The loss of certain key personnel, particularly Michael Silton, our chief executive officer, and Steve Valenzuela, our chief financial officer, could seriously harm our business.

We rely heavily on our communications infrastructure, and the failure to invest in or the loss of these systems could disrupt the operation and growth of our business and result in the loss of clients or our clients’ customers.

Our success is dependent in large part on our continued investment in sophisticated computer, Internet and telecommunications systems. We have invested significantly in technology and anticipate that it will be necessary to continue to do so in the future to remain competitive. These technologies are evolving rapidly and are characterized by short product life cycles, which require us to anticipate technology developments. We may be unsuccessful in anticipating, managing, adopting and integrating technology changes on a timely basis, or we may not have the capital resources available to invest in new technologies.

Our operations could suffer from telecommunications or technology downtime, disruptions or increased costs.

In the event that one of our operations facilities has a lapse of service or damage to such facility, our clients could experience interruptions in our service as well as delays, and we might incur additional expense in arranging new facilities and services. Our disaster recovery computer hardware and systems located at our facilities in California, Texas and Canada have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring at one of our operations facilities. In the event of a disaster in which one of our operations facilities is irreparably damaged or destroyed, we could experience lengthy interruptions in our service. While we have not experienced extended system failures in the past, any interruptions or delays in our service, whether as a result of third party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with clients and our reputation. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability, cause us to issue credits or cause clients to fail to renew their contracts, any of which could adversely affect our business, financial condition and results of operations. Temporary or permanent loss of these systems could limit our ability to conduct our business and result in lost revenue.

We have made significant investments in technology systems that operate our business operations. Such assets are subject to reviews for impairment in the event they are not fully utilized.

We have made technology and system improvements and capitalized those costs while the technology was being developed. During the year ended December 31, 2006, we deployed our new customer relationship management, or CRM, system, which we had developed over an 18-month period. We invested $3.2 million in this system, which has a carrying value of $2.7 million as of December 31, 2006 as capitalized software, and is being amortized over five years. We are using it as a CRM platform for our service sales clients. If unforeseen events or circumstances prohibit us from using this system with all clients, we may be forced to impair some or all of this asset, which could result in a charge to our financial results.

Defects or errors in our software could harm our reputation, impair our ability to sell our services and result in significant costs to us.

Our software is complex and may contain undetected defects or errors. We have not suffered significant harm from any defects or errors to date, but we have from time to time found defects in our software and we may discover additional defects in the future. We may not be able to detect and correct defects or errors before releasing software. Consequently, we or our clients may discover defects or errors after our software has been implemented. We have in the past implemented, and may in the future need to implement corrections to our software to correct defects or errors. The occurrence of any defects or errors could result in:

•	our inability to execute our services on behalf of our clients;

•	delays in payment to us by customers;

•	damage to our reputation;

•	diversion of our resources;

•	legal claims, including product liability claims, against us;

•	increased service and warranty expenses or financial concessions; and

•	increased insurance costs.

Our liability insurance may not be adequate to cover all of the costs resulting from these legal claims. Moreover, we cannot assure you that our current liability insurance coverage will continue to be available on acceptable terms or that the insurer will not deny coverage as to any future claim. The successful assertion against us of one or more large claims that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business and operating results. Furthermore, even if we succeed in the litigation, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

If we are unable to safeguard our networks and clients’ data, our clients may not use our services and our business may be harmed.

Our networks may be vulnerable to unauthorized access, computer hacking, computer viruses and other security problems. An individual who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems caused by any breaches. Security measures that we adopt from time to time may be inadequate.

If we fail to adequately protect our intellectual property or face a claim of intellectual property infringement by a third party, we may lose our intellectual property rights and be liable for significant damages.

We cannot guarantee that the steps we have taken to protect our proprietary rights and information will be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our trade secrets, copyrights, trademarks, service marks, trade names or other proprietary information, our business could be seriously harmed. In addition, third parties may assert infringement claims against us that we violated their intellectual property rights. These claims, even if not true, could result in significant legal and other costs and may be a distraction to management. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the U.S., so if our business further expands into foreign countries, risks associated with protecting our intellectual property will increase.

Our business may be subject to additional obligations to collect and remit sales tax and, any successful action by state, foreign or other authorities to collect additional sales tax could adversely harm our business.

We file sales tax returns in certain states within the U.S. as required by law and certain client contracts for a portion of the sales and marketing services that we provide. We do not collect sales or other similar taxes in other states and many of the states do not apply sales or similar taxes to the vast majority of the services that we provide. However, one or more states could seek to impose additional sales or use tax collection and record-keeping obligations on us. Any successful action by state, foreign or other authorities to compel us to collect and remit sales tax, either retroactively, prospectively or both, could adversely affect our results of operations and business.

Risks Related to Our Industry and Other Risks

We are subject to government regulation of direct marketing, which could restrict the operation and growth of our business.

The Federal Trade Commission’s, or FTC’s, telesales rules prohibit misrepresentations of the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation and specifically addresses other perceived telemarketing abuses in the offering of prizes. Additionally, the FTC’s rules limit the hours during which telemarketers may call consumers. The Federal Telephone Consumer Protection Act of 1991 contains other restrictions on facsimile transmissions and on telemarketers, including a prohibition on the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 contains restrictions on the content and distribution of commercial e-mail. A number of states also regulate telemarketing and some states have enacted restrictions similar to these federal laws. In addition, a number of states regulate e-mail and facsimile transmissions. State regulations of telesales, e-mail and facsimile transmissions may be more restrictive than federal laws. Any failure by us to comply with applicable statutes and regulations could result in penalties. There can be no assurance that additional federal or state legislation, or changes in regulatory implementation, or judicial interpretation of existing or future laws would not limit our activities in the future or significantly increase the cost of regulatory compliance.

The demand for sales and marketing services is highly uncertain.

Demand and acceptance of our sales and marketing services is dependent upon companies’ willingness to allow third parties to provide these services. It is possible that these solutions may never achieve broad market acceptance. If the market for our services does not grow or grows more slowly than we anticipate at any time, our business, financial condition and operating results may be materially adversely affected.

Increased government regulation of the Internet could decrease the demand for our services and increase our cost of doing business.

The increasing popularity and use of the Internet and online services may lead to the adoption of new laws and regulations in the U.S. or elsewhere covering issues such as online privacy, copyright and trademark, sales taxes and fair business practices or which require qualification to do business as a foreign corporation in certain jurisdictions. Increased government regulation, or the application of existing laws to online activities, could inhibit Internet growth. A number of government authorities are increasingly focusing on online personal data privacy and security issues and the use of personal information. Our business could be adversely affected if new regulations regarding the use of personal information are introduced or if government authorities choose to investigate our privacy practices. In addition, the European Union has adopted directives addressing data privacy that may limit the collection and use of some information regarding Internet users. Such directives may limit our ability to target our clients’ customers or collect and use information. A decline in the growth of the Internet could decrease demand for our services and increase our cost of doing business and otherwise harm our business.

Failure by us to achieve and maintain effective internal control over financial reporting in accordance with the rules of the SEC could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could in turn have a material adverse effect on our business and stock price.

Based on current SEC rules and if our public float remains above $75 million as of June 30, 2007, we will be required to comply by December 31, 2007 with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We are in the process of documenting our internal controls systems to allow management to evaluate and report on, and our independent auditors to audit, our internal controls over financial reporting. Once the documentation is complete, we will be performing the system and process evaluation and testing (and any necessary remediation) required to comply. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. We are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to materially affect internal controls over financial reporting. A “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities such as the SEC. In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our consolidated financial statements, and our stock price may be adversely affected as a result. If we fail to remedy any material weakness, our consolidated financial statements may be inaccurate, we may face restricted access to the capital markets and our stock price may be adversely affected.

Changes in the accounting treatment of stock options will adversely affect our reported results of operations.

In December 2004, the Financial Accounting Standards Board, or FASB, announced its decision to require companies to expense employee stock options. The pro forma disclosure that the FASB previously permitted will no longer be an alternative to the financial statement recognition of the expense. We adopted the new accounting pronouncement, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, beginning on January 1, 2006. This change in accounting practices may adversely affect our fiscal 2007 reported results of operations due to future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted, but will have no impact on cash flows.

Terrorist acts and acts of war may harm our business and revenue, costs and expenses, and financial position.

Terrorist acts or acts of war may cause damage to our employees, facilities, clients, our clients’ customers, and vendors, which could significantly impact our revenues, costs and expenses, financial position and results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot be presently predicted. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

Risks Associated with Our Stock

Our charter documents and Delaware law contain anti-takeover provisions that could deter takeover attempts, even if a transaction would be beneficial to our stockholders.

Our certificate of incorporation and bylaws and certain provisions of Delaware law may make it more difficult for a third party to acquire us, even though an acquisition might be beneficial to our stockholders. For example, our certificate of incorporation provides our board of directors the authority, without stockholder action, to issue up to 5,000,000 shares of preferred stock in one or more series. Our board determines when we will issue preferred stock, and the rights, preferences and privileges of any preferred stock. Our certificate of incorporation also provides for a classified board, with each board member serving a staggered three-year term. When our common stock was listed on the Nasdaq Capital Market, we were subject to various restrictions under California law that prohibited us from having a classified board. Now that our common stock is listed on the Nasdaq Global Market, we are no longer subject to those restrictions. Accordingly, we intend to implement a classified board at our 2007 annual meeting of our stockholders. In addition, our bylaws establish an advance notice procedure for stockholder proposals and for nominating candidates for election as directors. Delaware law also contains provisions that can affect the ability of a third party to take over a company. For example, we are subject to Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years after the date that such stockholder became an interested stockholder, unless certain conditions are met. Section 203 may discourage, delay or prevent an acquisition of our company even at a price our stockholders may find attractive.

Our common stock price may be volatile.

During the year ended December 31, 2006, the price for our common stock has fluctuated between $2.41 per share and $8.32 per share. The trading price of our common stock may continue to fluctuate widely due to:

•	quarter to quarter variations in results of operations;

•	loss of a major client;

•	announcements of technological innovations by us or our competitors;

•	changes in, or our failure to meet, the expectations of securities analysts;

•	new products or services offered by us or our competitors;

•	changes in market valuations of similar companies;

•	announcements of strategic relationships or acquisitions by us or our competitors;

•	other events or factors that may be beyond our control; or

•	dilution resulting from the raising of additional capital.

In addition, the securities markets in general have experienced extreme price and trading volume volatility in the past. The trading prices of securities of companies in our industry have fluctuated broadly, often for reasons unrelated to the operating performance of the specific companies. These general market and industry factors may adversely affect the trading price of our common stock, regardless of our actual operating performance.

Our stock price is volatile, and we could face securities class action litigation. In the past, following periods of volatility in the market price of their stock, many companies have been the subjects of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management’s attention and resources and could cause our stock price to fall.

We may have difficulty obtaining director and officer liability insurance in acceptable amounts for acceptable rates.

We cannot assure that we will be able to obtain in the future sufficient director and officer liability insurance coverage at acceptable rates and with acceptable deductibles and other limitations. Failure to obtain such insurance could materially harm our financial condition in the event that we are required to defend against and resolve any future securities class actions or other claims made against us or our management. Further, the inability to obtain such insurance in adequate amounts may impair our future ability to retain and recruit qualified officers and directors.

If we fail to meet the Nasdaq Global Market listing requirements, our common stock will be delisted.

Trading of our common stock moved from the Nasdaq Capital Market to the Nasdaq Global Market on January 8, 2007. The Nasdaq Global Market listing requirements are more onerous than the listing requirements for the Nasdaq Capital Market. If we experience losses from our operations, are unable to raise additional funds or our stock price does not meet minimum standards, we may not be able to maintain the standards for continued listing on the Nasdaq Global Market, which include, among other things, that our common stock maintain a minimum closing bid price of at least $1.00 per share (subject to applicable grace and cure periods). If, as a result of the application of such listing requirements, our common stock is delisted from the Nasdaq Global Market, our stock would become harder to buy and sell. Consequently, if we were removed from the Nasdaq Global Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. As a result, the ability to resell shares of our common stock could be adversely affected.

Our directors, executive officers and their affiliates own a significant percentage of our common stock and can significantly influence all matters requiring stockholder approval.

As of December 31, 2006, our directors, executive officers and entities affiliated with them together beneficially control approximately 16.5% of our outstanding shares. As a result, these stockholders, acting together, may have the ability to disproportionately influence all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company, which, in turn, could depress the market price of our common stock.

Shares eligible for sale in the future could negatively affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of December 31, 2006, we had 15,088,294 outstanding shares of common stock. As of December 31, 2006, there were an aggregate of 2,831,604 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 1,715,486 shares of common stock issuable upon exercise of options outstanding under our option plan and 1,116,118 shares of common stock issuable upon exercise of the outstanding warrants issued to the investors in our private placement transactions completed on February 7, 2006, June 15, 2005 and February 20, 2004. As of December 31, 2006, we also have a total of 368,802 shares issued pursuant to restricted stock awards granted to certain employees. These restricted shares will become available for public sales subject to the respective employees continued employment with the company over vesting periods of not more than four years. As of December 31, 2006, under our existing stock option plan and employee stock purchase plan, we may issue up to an additional 506,744 shares and 521,035 shares of our common stock, respectively, subject to the terms and conditions of such plans. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, compensation or otherwise. In addition, shares issued in connection with our acquisitions of ViewCentral and Metrics will be available for sale upon the lapse of contractual lock-ups as follows: 31,696 on February 7, 2007; 304,738 on March 15, 2007; 31,696 on May 13, 2007; and 304,737 on September 15, 2007. In addition, up to 31,696 shares and up to 145,493 shares will be released from escrow restrictions on May 12, 2007 and September 15, 2007, respectively.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Facilities

Our headquarters is located in one building in Campbell, California. We occupy approximately 23,149 square feet of floor space covered by a lease that expires in 2010. We also have a facility in Austin, Texas where we have approximately 53,989 square feet of space covered by a lease that expires in June 2009. As a result of our acquisition of CAS Systems in January 2007, we now have facilities in Montreal, Canada, where we have approximately 18,426 square feet of space covered by leases that expire on December 31, 2007, and in Oakland, California where we have approximately 10,039 square feet of space covered by a lease that expires on May 19, 2011.

We believe these facilities are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

We currently are not a party to any material legal proceedings and are not aware of any pending or threatened litigation that would have a material adverse effect on us or our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol “RMKR.” Throughout 2006, our common stock was traded on the Nasdaq Capital Market. The following table lists the high and low sale prices for our common stock as reported on Nasdaq for each full quarterly period within the two most recent fiscal years, adjusted to reflect the one-for-five reverse split of our outstanding common stock effected on December 15, 2005.

	Q1	Q2	Q3	Q4
2006
High	$4.32	$6.74	$6.74	$8.32
Low	$2.41	$4.00	$5.11	$5.51
2005
High	$6.70	$3.45	$3.75	$3.20
Low	$2.35	$1.90	$2.45	$2.10

As of February 20, 2007, we had approximately 230 common stockholders of record. On February 23, 2007, the last reported sale price of our common stock on the Nasdaq Global Market was $9.36 per share.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read together with our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The statement of operations data for the years ended December 31, 2006, 2005, and 2004 and the balance sheet data at December 31, 2006 and 2005 are derived from our audited financial statements that are included elsewhere in this annual report. The statement of operations data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003, and 2002 are derived from our audited financial statements not included herein. Certain prior year amounts have been reclassified to conform to the 2006 presentation. Historical results of operations are not necessarily indicative of future results.

	Years ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$48,921	$32,114	$15,323	$13,689	$11,157
Costs of services	24,385	18,716	7,709	5,052	4,177

Gross margin	24,536	13,398	7,614	8,637	6,980

Operating expenses:
Sales and marketing	4,250	2,838	1,651	1,671	718
Technology and development	5,990	4,248	2,826	2,920	2,586
General and administrative	7,483	8,134	6,385	5,629	5,857
Depreciation and amortization	3,299	3,114	1,740	1,497	1,906
(Recoveries of) restructuring and other related charges	—	—	—	(23)	(240)

Total operating expenses	21,022	18,334	12,602	11,694	10,827

Operating income (loss)	3,514	(4,936)	(4,988)	(3,057)	(3,847)
Interest and other income (expense), net	187	(68)	50	(25)	(31)

Income (loss) before income tax expense	3,701	(5,004)	(4,938)	(3,082)	(3,878)
Income tax expense (benefit)	298	—	—	(23)	(373)

Net income (loss)	$3,403	$(5,004)	$(4,938)	$(3,059)	$(3,505)

Basic net income (loss) per share (1)	$0.25	$(0.48)	$(0.57)	$(0.39)	$(0.45)

Diluted net income (loss) per share (1)	$0.23	$(0.48)	$(0.57)	$(0.39)	$(0.45)

Shares used to compute basic net income (loss) per share (1)	13,662	10,464	8,715	7,791	7,737

Shares used to compute diluted net income (loss) per share (1)	14,568	10,464	8,715	7,791	7,737

(1) Adjusted to reflect the one-for-five reverse split of our outstanding common stock effected on December 15, 2005.

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$21,996	$9,746	$10,104	$4,854	$8,128
Working capital	5,202	(3,764)	2,372	970	3,273
Total assets	54,258	34,158	22,362	15,817	18,681
Long-term debt and capital lease obligations, less current portion	417	1,917	42	31	96
Total stockholders’ equity	21,702	6,119	5,576	3,847	6,803

Effective January 1, 2006, we adopted FAS 123R as more fully described in Note 8 to the consolidated financial statements contained in this Annual Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 72A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events and/or future results of operations may differ materially from those contemplated by such forward-looking statements, as a result of the factors described here, and in the documents incorporated herein by reference, including, those factors described under “Risk Factors.”

Overview

We are a leading provider of sales and marketing solutions, combining hosted application software and execution services designed to drive more revenue for our clients. We have developed an integrated solution, the Rainmaker Revenue Delivery PlatformSM, that combines proprietary, on-demand application software and advanced analytics with expert sales and marketing execution services, which can include marketing strategy development, websites, e-commerce portal creation and hosting, both inbound and outbound e-mail, direct mail, chat and telesales services. Our Revenue Delivery Platform combines (1) our proprietary technology platform, including hosted application software, (2) our proprietary database of corporate buyers of technology products and services, (3) our data development and analytics services and (4) our sales and marketing execution services. We are headquartered in Silicon Valley in Campbell, California, and have additional operations in Austin, Texas, Oakland, California, and Montreal, Canada. Our current clients consist primarily of large enterprises operating in the computer hardware and software, telecom and financial services industries.

Our strategy for long-term, sustained growth is to maintain and improve our position as a leading global provider of integrated sales and marketing solutions. Key elements of our strategy include continuing to enhance the execution of our service offerings to generate more revenue for our existing clients thereby increasing our revenue, continuing to seek cross-selling opportunities to increase the range of services provided to our more than 100 existing clients, signing new clients, continuing to identify new services and capabilities that enhance or complement our Revenue Delivery Platform and selectively pursuing strategic acquisitions.

Prior to 2005, substantially all of our net revenue was derived from the commissions we earned on the sale of service contract renewals, software licenses and subscriptions, and warranties. Since 2005, we have added multiple sources of revenue, including lead development services and hosted application software.

Background

We completed our initial public offering in November 1999, raising net proceeds of approximately $37 million. During the period from the initial public offering through 2004, we focused on expanding our market share of the sale of service contracts for our clients, and added two major computer hardware clients which today remain our most significant clients.

In February 2005, we completed our first acquisition, Sunset Direct, which added a new service offering—the generation of sales leads, or lead generation, for clients. Sunset Direct provided us with new clients for our service contract sales solution and also added management talent. We relocated most of our operations from California to Sunset Direct’s lower cost location in Texas. Our net revenues grew to $32.1 million in 2005 from $15.3 million in 2004. This growth was due both to $3.9 million, or 25%, year-over-year growth (excluding acquisitions) in our service contract sales solution and $12.9 million from our lead development services. In 2005, we incurred losses of $5.0 million, due in part to redundancy, severance and other transition costs incurred in moving our base of operations to Texas.

Since September 2004 we have added a number of key executives, and in March 2005 our chief executive officer reassumed operational control of our company. In addition, we have continued to add top management both through hiring and through acquisitions. The present management team has substantially been in place since early 2005.

We achieved our first profitable quarter in the quarter ended March 31, 2006 due primarily to revenue growth from existing and new customers and the lower costs resulting from the relocation of our operations to Texas. Our acquisition of ViewCentral in September 2006 added hosted application software for training sales to our service offerings and a significant new customer base. We reported net revenue of $48.9 million for the year 2006, representing year-over-year growth, excluding acquisitions, of 49%, in addition to the $1.2 million of net revenue from our hosted application software for training sales offering. We were profitable in each quarter of 2006 and reported net income of $3.4 million for the year.

In January 2007, we acquired CAS Systems to provide additional complementary lead development functionality, customers, execution expertise and an international presence with its location in Montreal, Canada.

Net Revenue

We derive revenue from the following: the sale of service contract renewals, software licenses and subscriptions, and warranties; from the provision of services related to the development of qualified leads and appointments; and from the licensing of our hosted application software platform for our clients’ training sales.

Service Contract Renewals, Software Licenses and Subscriptions, and Warranty Extensions.    We sell, on behalf of our clients, service contract renewals, software licenses and subscriptions and warranty extensions. We earn commissions on the sale of these services to our clients’ customers, which we report as our revenue. We are typically responsible for the complete sales process, including marketing and customer identification and order processing. We also take responsibility for collecting the amount paid by our client’s customer. As a result, when we complete a sale, we record the full amount of the sale on our balance sheet as accounts receivable. We record revenue for the commissions we earn on the transaction, which is based on a fixed percentage of the renewal amount based on the agreement with our client. We record the difference between the sale amount and our commission as an account payable, representing the amount we will remit to our client according to our payment terms, generally 30 to 60 days from the initial sale. Our clients’ customers pay us by credit card, check or on payment terms which are generally 30 days from sale, and none of our clients’ customers represented more than 10% of our revenue. Because our revenue from sales of service contract renewals, software licenses and subscriptions, and warranty extensions are commission-based, this revenue can vary significantly. Our agreements with our clients for these services typically have two to three year terms, with automatic renewal provisions. These agreements are generally terminable on 90 to 180 days notice by either party.

We recently started to provide hosted application software which enables our clients’ resellers to renew service contracts with end-users directly. In these situations we earn commissions on sales by our clients or their resellers but take no responsibility or credit risk for collection from the end user of the services.

Lead Development.    We provide lead development services to generate, qualify and develop corporate leads, turning these prospects into sales opportunities and qualified appointments for our clients’ field sales forces and for their channel partners. Our agreements with our clients are generally for fixed fees, have terms ranging from three months to one year and require us to provide fixed resources for the term of the contract. Some of our contracts contain performance requirements. For the significant majority of our lead generation agreements, we recognize revenue as our services are provided; for our performance based contracts, we recognize revenue as we meet the performance objectives. To the extent that our clients pay us in advance of the provision of services, we record deferred revenue and recognize the revenue ratably over the contract period.

Application Software.    We license our hosted application software that our clients use to manage their online and in-person training programs. The licenses are usually for one year terms, and are often paid in advance. These advance payments are recorded as deferred revenue, and recognized ratably over the contract period.

Gross Profit; Gross Margin

Gross profit is calculated as net revenue less the costs associated with selling our clients’ products or delivering our services to our clients; gross margin is gross profit expressed as a percentage of net revenue. Cost of services include compensation costs of sales personnel, sales commissions and bonuses, costs of designing, producing and delivering marketing services, credit card fees, bad debts, and salaries and other personnel expenses related to fee-based activities. Costs of services also include the cost of allocated facility and telephone usage for our telesales representatives as well as other direct costs associated with the delivery of our services. Cost of services related to training sales relates primarily to the cost of personnel to support our hosted application. Most of the costs are personnel related and are relatively fixed. Bonuses and sales commissions will typically change in proportion to net revenue or profitability. Commission and bonus expense included in gross margin are related to incentives paid to our telesales representatives for incremental sales of our clients’ contracts and leads generated. Our gross margins will fluctuate in the future with changes in our product mix. Margins from sales of our clients’ service contract renewals are higher than our lead generation services, and licensing from our hosted application software is our highest margin service.

Sales and Marketing Expenses

Sales and marketing expenses are primarily costs associated with client acquisition, including compensation costs of marketing and sales personnel, sales commissions, bonuses, marketing and promotional expenses, participation in trade shows and conferences and client integration costs. Commission expense included in sales and marketing expenses relates to the variable compensation paid to our sales people who generate sales growth from new and existing clients. The sales cycle required to generate new clients varies within our product mix. In some cases, the lead time to create a new client can be substantial and we will incur sales and marketing costs for efforts that may not be successful.

Technology and Development Expenses

Technology and development expenses include costs associated with the technology infrastructure that supports our Rainmaker Revenue Delivery Platform. These costs include compensation and related costs for technology personnel, consultants, purchases of non-capitalizable software and hardware, and support and maintenance costs related to our systems. We are also investing in the continued development of our Revenue Delivery Platform. Technology and Development Expenses do not include depreciation of hardware and software systems.

General and Administrative Expenses

General and administrative expenses include costs associated with the administration of our business and consist primarily of compensation and related costs for administrative personnel, insurance, and legal and other professional fees. Most of these costs relate to personnel, insurance and facilities and are relatively fixed. In 2007 we expect that we will be required to be compliant with the auditor attestation provisions of Section 404 of the Sarbanes-Oxley Act of 2002. We will incur substantial additional costs in 2007 to achieve compliance with the Sarbanes-Oxley Act and therefore expect a significant increase in absolute dollars in general and administrative expenses in 2007.

Stock-Based Compensation

Prior to 2006, cost of revenue and operating expenses include stock-based compensation expense to the extent the fair value of our common stock exceeds the exercise price of stock options granted to employees on the date of grant. Effective in the first quarter of fiscal 2006, we adopted accounting provisions pursuant to the requirements of SFAS 123(R), “Share Based Payment.” SFAS 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires us to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of property, equipment and software licenses, and intangible assets. We have completed the acquisition of four businesses in the past two years, and accordingly have been increasing our intangible amortization expense. In the first quarter of 2007, we completed the acquisition of CAS Systems, and will therefore incur higher intangible asset amortization in the future.

Interest and Other Income (Expense), Net

Interest and other income (expense), net reflects income received on cash and cash equivalents, interest expense on leases to secure equipment, software and other financing agreements, and other income and expense.

Critical Accounting Policies/Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenue, asset impairments, business combinations, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, future results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Management has discussed the development of our critical accounting policies with the audit committee of the board of directors and has reviewed the disclosures of such policies and management’s estimates in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We disclosed our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Management believes there have been no significant changes during the year ended December 31, 2006 to the items, except for the newly applicable accounting policies and estimates relating to FAS 123R.

Use of Estimates

The preparation of the financial statements and related disclosures, in conformity with accounting principles generally accepted in the U.S., requires us to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates on an on-going basis, including those related to revenue recognition and presentation policies, valuation of accounts receivable, and the assessment of recoverability and measuring impairment of goodwill, intangible assets and fixed assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The policies that contain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes include:

•	revenue recognition;

•	the allowance for doubtful accounts;

•	impairment of long-lived assets, including goodwill, intangible assets and property and equipment;

•	measurement of our deferred tax assets and corresponding valuation allowance;

•	allocation of purchase price in business combinations; and

•	fair value estimates for the expense of employee stock options.

We have other equally important accounting policies and practices. However, once adopted, these policies either generally do not require us to make significant estimates or assumptions or otherwise only require implementation of the adopted policy, not a judgment as to the application of policy itself. Despite our intention to establish accurate estimates and assumptions, actual results could differ from those estimates under different assumptions or conditions.

Revenue Recognition and Financial Statement Presentation

Substantially all of our revenue is generated from the sale of service contract renewals, lead development services and software licenses for hosted application software for training sales. We recognize revenue from the sale of our clients’ service contract renewals under the provisions of Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition” and on the “net basis” in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Revenue from the sale of service contract renewals is recognized when a purchase order from the client’s customer is received; the service contract agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain unfulfilled. Revenue from lead development services we perform is recognized as the services are accepted and is generally earned ratably over the service contract period. Some of our lead development service revenue is earned when we achieve certain attainment levels and is recognized upon customer acceptance of the service. We earn revenue from our licensing of hosted software applications for training sales ratably over each contract period, having considered EITF 00-03: Application of AICPA SOP 97-2, “Software Revenue Recognition,” to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, which distinguishes hosting services that might fall under the scope of SOP 97-2: Software Revenue Recognition. Since these software licenses are usually paid in advance, we record a deferred revenue liability on our balance sheet that represents the prepaid portions of licenses that will be earned over the next one to two years. We generally do not enter into multiple-element revenue arrangements with our clients.

Our revenue recognition policy involves significant judgments and estimates about collectibility. We assess the probability of collection based on a number of factors, including past transaction history and/or the creditworthiness of our clients’ customers, which is based on current published credit ratings, current events and circumstances regarding the business of our clients’ customer and other factors that we believe are relevant. If we determine that collection is not reasonably assured, we defer revenue recognition until such time as collection becomes reasonably assured, which is generally upon receipt of cash payment.

In addition we provide an allowance in accrued liabilities for the cancellation of service contracts that occurs within a specified time after the sale, which is typically less than 30 days. This amount is calculated based on historical results and constitutes a reduction of the net revenue we record for the commission we earn on the sale.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 31, 2006 and 2005, our allowance for potentially uncollectible accounts was $233,000 and $422,000, respectively.

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

Costs of internal use software are accounted for in accordance with Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issue Task Force Issue No. 00-02 (“EITF 00-02”), “Accounting for Website Development Costs.” SOP 98-1 and EITF 00-02 require that we expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of SOP 98-1 and EITF 00-02 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development, the payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software and associated interest costs, are capitalized. Capitalized costs are amortized using the straight-line method over the shorter of the term of related client agreement, if such development relates to a specific client, or the software’s estimated useful life, ranging from two to five years. Capitalized internal use software and website development costs are included in property and equipment in the accompanying balance sheets. During 2006, we put in place a new customer relationship management system that included capitalized internal development costs. In total, the system cost $3.2 million and is being amortized over five years on a straight-line basis.

Net Operating Loss Carryforwards

As of December 31, 2006, we had net operating loss carryforwards for federal and state of California tax purposes of $48 million and $31 million respectively. The net operating loss carryforwards will expire at various dates beginning in 2020 through 2024, if not utilized.

During 2006, we performed an analysis of prior ownership changes which would result in a limitation on the availability of our net operating losses. This analysis indicated that our company twice had ownership changes as defined under IRC section 382 which limit the utilization of our net operating losses. The amount of net operating losses available for utilization during 2007 will be approximately $32 million, increasing to $41 million in 2008. All historic losses incurred will be available as of 2010. In the event that we experience another ownership change as defined under IRC Section 382, the utilization of these losses could be further limited.

Goodwill and Other Intangible Assets

We apply the guidance of the Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations in accounting for the assets related to our acquisitions. Goodwill represents the excess of the acquisition purchase price over the estimated fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired. In our analysis of goodwill and other intangible assets we apply the guidance of FASB Statement No. 142, Goodwill and Other Intangible Assets in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various technologies, customer relationships and tradenames of the businesses we have acquired. To date, no circumstances or indicators have arisen to indicate that the carrying value has been impaired.

Long-Lived Assets

Long-lived assets (excluding goodwill) including our purchased intangible assets are amortized over their estimated useful lives. In accordance with FASB No. 144, Accounting for the Impairment or Disposal of Long

Lived Assets, long-lived assets, such as property, equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Significant Concentrations

In 2006, Dell and Hewlett-Packard each accounted for more than 10% of our net revenue and collectively represented 48% of our net revenue, with Dell representing 38% of our net revenue. In 2005, these two clients accounted for 47% of net revenue, with Dell accounting for 36% of our net revenue. In 2004, four clients, including Dell and Hewlett-Packard, each accounted for more than 10% of our net revenue. In 2004, combined sales to these four clients accounted for 96% of net revenue, with Dell accounting for 47% of our net revenue.

No individual client’s end-user customer accounted for 10% or more of our net revenue in any period presented.

We have service agreements with our clients that expire at various dates ranging through April 2009. Many of our client agreements contain automatic renewal clauses. These clients may, however, terminate their contracts for cause in accordance with the provisions of each contract. Substantially all clients must provide us with advance written notice of their intention to terminate. Dell and Hewlett-Packard may terminate their contracts with 180 and 90 days notice, respectively. Any loss of a significant client would likely have a material adverse effect on the Company’s consolidated financial position, cash flows and results of operations.

We expect that a substantial portion of our net revenue will continue to be concentrated among a few significant clients. In addition, our technology clients operate in industries that are experiencing consolidation, which may reduce the number of our existing and potential clients.

Related Party Transactions

We have made purchases of computer equipment and services from several vendors including Dell and Hewlett-Packard, our two largest clients. During the year ended December 31, 2006, we purchased equipment from Dell and Hewlett-Packard totaling $399,000 and $95,000, respectively.

During 2004, we purchased certain of our computer equipment and software from Dell through arrangements accounted for as capital leases. The single remaining lease bears interest at 4.9% per annum and expires in February 2007.

As of December 31, 2006, our property and equipment included amounts held under capital leases with Dell of approximately $24,000 and related accumulated depreciation of approximately $20,000. Principal and interest owed to Dell amounted to approximately $2,000 at December 31, 2006. These capital lease obligations are collateralized by the related leased property and equipment. We also lease computers from Hewlett-Packard, another significant client, on a month-to-month basis. These capital lease obligations are collateralized by the related leased property and equipment.

The Chairman of our board of directors also serves on the board of Saama Technologies, a technology services firm. During the year ended December 31, 2006, we paid Saama Technologies $150,000 for technology services. We continue to utilize their services and may expand the scope of Saama Technologies’ engagement.

Results of Operations

The following table presents, for the periods given, selected financial data as a percentage of our net revenue.

	Years Ended December 31,
	2006	2005	2004
Net revenue	100.0%	100.0%	100.0%
Costs of services	49.8	58.3	50.3

Gross margin	50.2	41.7	49.7

Operating expenses:
Sales and marketing	8.7	8.9	10.8
Technology and development	12.2	13.2	18.4
General and administrative	15.3	25.3	41.7
Depreciation and amortization	6.7	9.7	11.4

Total operating expenses	42.9	57.1	82.3

Operating income (loss)	7.3	(15.4)	(32.6)
Interest and other income (expense), net	0.3	(0.2)	0.4

Income (loss) before income tax expense	7.6	(15.6)	(32.2)
Income tax expense	0.6	0.0	0.0

Net income (loss)	7.0%	(15.6)%	(32.2)%

Comparison of Years Ended December 31, 2006 and 2005

Net Revenue.    Net revenue increased $16.8 million, or 52%, to $48.9 million in 2006 from $32.1 million in 2005. Revenue from service contract sales grew $9.7 million, or 51%, to $28.7 million substantially as a result of increased sales from existing clients. Revenue from lead development grew $5.9 million, or 45%, to $19.0 million primarily due to expansion with existing clients and, to a lesser extent, the addition of new clients. Our acquisition of ViewCentral on September 15, 2006 added $1.2 million in revenue from the licensing of hosted software for training sales.

Costs of Services and Gross Margin.    Costs of services increased $5.7 million, or 30%, to $24.4 million in 2006 from $18.7 million in 2005. Our gross margin percentage improved to 50% in 2006 from 42% in 2005 primarily as a result of the efficiencies and lower costs associated with the move of our base of operations from California to Texas which was completed in 2005. In 2005, we incurred significant redundancy and transition expenses associated with managing two facilities. Accordingly, the company does not expect to achieve significant margin improvement in the foreseeable future. Our margins are dependent on the mix among our highest margin hosted software license revenue, our service contract sales revenue and our lowest margin lead generation revenue, which can vary from period to period.

Sales and Marketing Expenses.    Sales and marketing expenses increased $1.5 million, or 50%, to $4.3 million in 2006 from $2.8 million in 2005. In 2006 we increased our corporate marketing activities by $710,000 as a result of the addition of staff, the improvement of our website and participation in trade shows and conferences. The balance of the increased costs in 2006 was due to increased commissions arising from greater success by our sales force and, to a slightly lesser extent, sales and marketing costs associated with ViewCentral, which was acquired in September 2006. We expect sales and marketing expenses to continue to increase in absolute dollars and slightly as a percentage of revenue for the foreseeable future as we continue to grow.

Technology and Development Expenses.    Technology expenses increased $1.8 million, or 41%, to $6.0 million in 2006 from $4.2 million in 2005. Despite this significant increase in absolute dollars, technology and development costs decreased as a percentage of net revenue from 13.2% to 12.2%. We are engaged in continuing significant efforts to enhance our infrastructure. During 2005 and through the first quarter of 2006, we developed a new customer relationship management, or CRM, system that we use for service sales. Certain internal costs were required to be capitalized in connection with this project, which resulted in approximately $700,000 less expense in 2005 than 2006 Approximately $200,000 of the increase in 2006 was due to infrastructure hosting costs associated with additional software and network upgrades. We believe that by using outsourced hosting for parts of our technology infrastructure, we will be able to leverage the future expansion of our business. We also incurred an additional $500,000 in technology consulting expense in 2006 relating to the general expansion of our technology infrastructure to support our growing business. We expect technology and development expenses to increase on a absolute dollar basis and as a percentage of net revenues in 2007.

General and Administrative Expenses.    General and administrative expenses decreased $651,000, or 8%, from $8.1 million in 2005 to $7.5 million in 2006. General and Administrative expenses as a percentage of net revenue declined significantly, to 15% from 25%. In late 2005, we completed the transition of most of our finance operations from California to Texas. The completion of this transition resulted in the reduction of redundant positions and reduced the need for more expensive temporary staff and contractors who were retained during the transition. We recorded $443,000 in severance costs in 2005 associated with a former officer that were not repeated in 2006. In 2007, we will likely be required to be compliant with the auditor attestation provisions of Section 404 of the Sarbanes-Oxley Act of 2002. We will incur additional and substantial costs in 2007 to achieve compliance with the Sarbanes-Oxley Act and, therefore, expect our general and administrative expenses to increase significantly in absolute dollars.

Depreciation and Amortization Expenses.    Depreciation and amortization expenses increased $185,000, or 6%, to $3.3 million from $3.1 million in 2005. Amortization of intangible assets increased by $570,000 in 2006 as a result of additional acquisitions, partially offset by a decrease in depreciation expenses of $385,000 as some assets became fully depreciated. Because of our acquisitions and the growth of our infrastructure, we expect depreciation and amortization expense to increase significantly in 2007.

Interest and Other (Expense) Income, Net.    The components of interest and other (expense) income, net are as follows (dollars in thousands):

	Years Ended December 31,		Increase/ (Decrease)
	2006	2005	$ Amt	%
Interest income	$377	$113	$264	234%
Interest expense	(178)	(177)	(1)	(1)
Other	(12)	(4)	(8)	(200)

	$187	$(68)	$255	375%

The increase in interest income is attributable to an increase in cash available to invest in interest bearing deposits. Interest expense is the result of the $3.0 million Term Loan obtained in February 2005 in connection with the acquisition of Sunset Direct, interest on the $1.5 million June 2005 Term Loan to fund the purchase and implementation of our new client management system and interest on obligations under capital leases. We have been making principal payments on these term loans and interest expense was therefore reduced in 2006. In 2005, we were required to capitalize $100,000 in interest costs associated with the development of our client management system, amortization of which began in 2006.

Comparison of Years Ended December 31, 2005 and 2004

Net Revenue.    Net revenue from services increased $16.8 million, or 110%, to $32.1 million in 2005 from $15.3 million in 2004. The increase in net revenue is primarily the result of $13.1 million of lead development revenues contributed by Sunset Direct, which we acquired in February 2005. In addition, net revenues from our service contracts product line increased $3.7 million, or 24%, from $15.3 million in 2004 to $19.0 million in 2005.

Costs of Services and Gross Margin.    Costs of services increased $11.0 million, or 143%, to $18.7 million in 2005 from $7.7 million in 2004. Costs of services also increased as a percentage of revenue from 50% in 2004 to 58% in 2005. Our gross margin decreased to 42% in 2005 from 50% in 2004, primarily as a result of the duplicative costs that were incurred when we moved a significant part of our operations from California to our location in Texas. The increase in costs of services in absolute dollars was due to an overall increase in direct sales and marketing personnel as a result of our acquisition of Sunset Direct, as well as the aforementioned duplication of costs during the move.

Sales and Marketing Expenses.    Sales and marketing expenses increased $1.1 million, or 72%, to $2.8 million in 2005 from $1.7 million in 2004. This was primarily attributable to the addition of sales and marketing personnel through our acquisition of Sunset Direct and the increase of salespeople focused on adding new clients to our business, and $139,000 in severance costs related to employees terminated in 2005.

Technology and Development Expenses.    Technology expenses increased $1.4 million, or 50%, to $4.2 million in 2005 from $2.8 million in 2004. This increase was primarily attributable to the addition of technology personnel and operations through our acquisition of Sunset Direct. In addition, we incurred higher consulting and support fees in connection with the on-going upgrade of our IT infrastructure.

General and Administrative Expenses.    General and administrative expenses increased $1.7 million, or 27%, to $8.1 million in 2005 as compared to $6.4 million in 2004. The increase is primarily due to the addition of Sunset Direct administrative personnel, the rent expense of $372,000 associated with the Sunset Direct facility in Texas and severance costs of $443,000 related to executive terminations in 2005. Additionally, during 2005, we moved a significant part of our operations from California to our location in Texas. During this transition we incurred some duplicate staffing costs as well as other costs associated with the hiring of employees.

Depreciation and Amortization Expenses.    Depreciation and amortization expenses increased $1.4 million, or 79%, to $3.1 million from $1.7 million in 2004. The increase is due to $845,000 of amortization expense associated with intangibles acquired in connection with our acquisition of Sunset Direct, and the result of higher net book values of depreciable assets, primarily related to capitalized internal software development projects, as compared to 2004.

Interest and Other (Expense) Income, Net.    The components of interest and other (expense) income, net are as follows (dollars in thousands):

	Years Ended December 31,		Increase/ (Decrease)
	2005	2004	$ Amt	%
Interest income	$113	$87	$26	29%
Interest expense	(177)	(30)	147	(490)%
Other	(4)	(7)	(3)	42%

	$(68)	$50	$(118)	(236)%

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

Selected Unaudited Quarterly Operating Results

The tables below show our unaudited consolidated quarterly income statement data for each of our eight most recent quarters. This information has been derived from our unaudited financial statements, which, in our opinion, have been prepared on the same basis as our audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the quarters presented. This information should be read in conjunction with the financial statements and related notes included elsewhere in this filing.

	Three Months Ended
	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006	Dec. 31, 2005(1)	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005
Statement of Operations Data:
Net revenue	$14,365	$12,219	$11,267	$11,070	$9,063	$8,594	$8,037	$6,420
Costs of services	7,070	6,231	5,586	5,498	4,860	4,925	5,039	3,892

Gross margin	7,295	5,988	5,681	5,572	4,203	3,669	2,998	2,528

Operating expenses:
Sales and marketing	1,592	1,034	892	732	852	741	501	744
Technology and development	1,874	1,487	1,408	1,221	1,204	1,035	1,108	901
General and administrative	1,889	1,745	1,779	2,070	1,892	1,699	1,935	2,608
Depreciation and amortization	1,016	797	790	696	628	850	858	778

Total operating expenses	6,371	5,063	4,869	4,719	4,576	4,325	4,402	5,031

Operating income (loss)	924	925	812	853	(373)	(656)	(1,404)	(2,503)
Interest and other income (expense), net	133	56	(23)	21	65	(60)	(70)	(3)

Income (loss) before income tax expense	1,057	981	789	874	(308)	(716)	(1,474)	(2,506)
Income tax expense	114	112	18	54	—	—	—	—

Net income (loss)	$943	$869	$771	$820	$(308)	$(716)	$(1,474)	$(2,506)

Basic net income (loss) per share	$0.06	$0.06	$0.06	$0.07	$(0.03)	$(0.06)	$(0.14)	$(0.26)

Diluted net income (loss) per share	$0.06	$0.06	$0.05	$0.06	$(0.03)	$(0.06)	$(0.14)	$(0.26)

(1)	Net loss per share for the four quarters ended December 31, 2005 sums to a net loss of $(0.49) compared to a net loss of $(0.48) reported for the full year. This rounding difference is due to weighted average shares outstanding being calculated on a separate quarterly basis.

The following table presents, for the periods given, selected unaudited quarterly financial data as a percentage of our net revenue.

	Three Months Ended
	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005
Net revenue	100%	100%	100%	100%	100%	100%	100%	100%
Costs of services	49	51	50	50	54	57	63	61

Gross margin	51	49	50	50	46	43	37	39

Operating expenses:
Sales and marketing	11	8	8	7	9	8	6	11
Technology and development	13	12	12	11	13	12	14	14
General and administrative	14	14	16	18	21	20	24	41
Depreciation and amortization	7	7	7	6	7	10	11	12

Total operating expenses	45	41	43	42	50	50	55	78

Operating income (loss)	6	8	7	8	(4)	(7)	(18)	(39)
Interest and other income (expense), net	1	—	—	—	1	(1)	—	—

Income (loss) before income tax expense	7	8	7	8	(3)	(8)	(18)	(39)
Income tax expense	—	1	—	1	—	—	—	—

Net income (loss)	7%	7%	7%	7%	(3)%	(8)%	(18)%	(39)%

Revenue

We have increased our revenue sequentially in each quarter from the first quarter of 2005. These increases have been primarily due to organic revenue growth in our service contract sales and lead development service offerings. We added our hosted application software for training sales near the end of the third quarter of 2006, which contributed $1.1 million of revenue in the fourth quarter of 2006.

Gross Margin

Gross margin generally improved throughout 2005 as we completed the transition of a majority of our operations to a lower cost location in Texas. Gross margins have remained almost constant in 2006, with minor fluctuations as a result of changes in our mix of services provided to our clients.

Operating Expenses

We experienced unusually high operating expenses as a percentage of revenue in the first quarter of 2005 due to severance costs related to management terminations. Operating expenses as a percentage of revenues declined in the remainder of 2005, and have remained within a narrow range in 2006. General and administrative expenses have declined since the first quarter of 2005 primarily as a result of our significant revenue growth while we maintained tight controls over general and administrative expenses. Commencing in the fourth quarter of 2005, we have increased our investment in sales and marketing by undertaking various corporate marketing initiatives, including trade shows and conferences, and by adding sales staff. Sales and marketing expenses increased more significantly in the fourth quarter of 2006 due to our acquisition of ViewCentral. Beginning in 2006, we have incurred increasing technology and development expenses relating to our investment in technology infrastructure, software development and tools in support of future growth. However, we have experienced only slight growth in technology and development expense as a percentage of net revenue. We will continue to accelerate our investment in technology and development in 2007.

Income (Loss) from Operations

We reduced our operating losses sequentially in each quarter of 2005. We became profitable in the first quarter of 2006 and have maintained profitability in each quarter of 2006. Our operating income as a percentage of revenue remained relatively constant in 2006 due primarily to increases in non-cash costs for the amortization of intangibles related to acquisitions, and, in the fourth quarter of 2006, an increase in stock based compensation expense as a result of additional equity awards to employees.

Liquidity and Sources of Capital

We generated $10.5 million of cash from operating activities in 2006. We used cash in operating activities in substantially all years prior to 2006 and we funded our operations from cash proceeds from the sale of common stock and the incurrence of debt. From 2004 through 2006, we raised aggregate net proceeds of $14.2 million from private placements of common stock. During the same period, we raised an aggregate of $4.5 million from term loans from institutional lenders to fund our operations and support our acquisitions of other businesses.

Cash flow from operating activities for 2006 was $10.5 million as compared to cash used in operating activities of $112,000 in 2005. Cash provided by operating activities in 2006 was primarily the result of net income totaling $3.4 million, non-cash expenditures of depreciation and amortization of property and intangibles, stock-based compensation and the provision for allowance for doubtful accounts that totaled $3.8 million and changes in operating assets and liabilities, net of assets acquired and liabilities assumed, that provided $3.4 million.

The two largest components of our changes in operating assets and liabilities are accounts payable and accounts receivable. When we sell a service or maintenance contract for a client, we record the sales price of the contract to the client’s customer as our receivable and also record our payable to the client for our cost of the contract, which is effectively the same amount less our compensation for obtaining the contract for our client. For this reason, our accounts payable is composed primarily of amounts due to our clients for service and maintenance contracts we sold on their behalf. Accounts payable therefore increases in relation to our increased sales of service contracts on behalf of our clients. However, because we report as revenue only the net difference between our account receivable from the customer of our client and our account payable to our client, any increase in net revenue from service contract sales results in a much larger increase in our accounts payable, which is treated as positive cash flow from operating activities.

Accounts receivable increased at December 31, 2006 as compared to December 31, 2005 as a result of higher overall sales at the end of 2006 as compared to the end of 2005. Our days sales outstanding, or DSO, remained at 28 days for both December 31, 2006 and 2005. Since we record the gross billing to the end customer of our clients in our accounts receivable, we calculate DSO based on our ability to collect those gross billings from the end customers. Our accounts payable has increased at a faster rate than the increase in accounts receivable. In August 2005, we enhanced our collections management and staff, which has greatly improved our collections efforts. The difference in growth between our accounts payable and accounts receivable generated cash flows of $1.6 million in 2006 and $0.7 million in 2005.

The $0.6 million increase in accrued compensation and benefits at December 31, 2006 as compared to December 31, 2005 was due to higher accruals for commissions and bonuses as result of higher sales volumes and positive operating results. The $0.5 million increase in deferred revenue was primarily a result of the increase in our lead generation service offerings which are invoiced and often paid in advance of the work to be performed. In connection with our acquisition of ViewCentral, we acquired additional deferred revenue that represents the prepayment of subscriptions for our online event management services. The $0.6 million increase in other accrued liabilities is attributable, in part, to increased sales tax liability due to increased sales volumes and current tax liability for income and franchise tax.

Our use of cash in operating activities during 2005 was primarily caused by our net loss of $5.0 million and an increase in accounts receivable of $1.3 million due to higher net revenue. These uses were partially offset by $3.1 million in non-cash depreciation and amortization due to acquisitions and depreciation of property and equipment, an increase of $2.0 million in accounts payable due to higher service contract sales and an increase in other accrued liabilities and compensation and benefits of $1.2 million primarily due to the acquisition of Sunset Direct.

Cash used in investing activities was $1.0 million and $8.3 million in 2006 and 2005, respectively. The decrease in cash used in investing activities was primarily due to our acquisition of Sunset Direct for $4.5 million in 2005. In March 2006, we completed the development of our new order entry system. The completion of that project was the primary reason for our reduction of purchases of property and equipment from $3.2 million in 2005 to $1.7 million in 2006. Restricted cash represents the reserve for the refund due for non-service payments inadvertently paid to the Company by its customers instead of paid directly to the Company’s clients. At the time of cash receipt the Company records a current liability for the amount of non-service payments received. The decrease in restricted cash represents the reduction of our balance of refunds due to customers. During the year ended December 31, 2006, we completed two business acquisitions. While the consideration we paid in both acquisitions was predominately our common stock, in the Metrics transaction, we incurred $68,000 of acquisition costs, and in the ViewCentral transaction, we received cash of $433,000 net of acquisition costs. These two items are combined and recorded as acquisitions of businesses, net of cash acquired, in 2006.

Cash provided by financing activities was $2.7 million in 2006 and $8.1 million in 2005. Cash provided by financing activities in 2006 was primarily a result of net proceeds totaling $5.3 million from our placement of common stock in February 2006. We also received $1.3 million from the exercise of stock options, warrants and employee stock purchase plans. These amounts were offset in part by principal payments totaling $3.9 million on our line of credit, term loans and other financing obligations. Cash provided by financing activities in 2005 was primarily the result of loan proceeds of $6.5 million and net proceeds totaling $2.6 million from a private placement of common stock in June 2005. These amounts were partially offset by the repayment of capital lease and other financing arrangements.

Our principal source of liquidity as of December 31, 2006 consisted of $22.0 million of cash and cash equivalents and $3.0 million remaining on our secured revolving line of credit, or Revolving Credit Facility. In connection with a financial covenant related to our term loans, we are required to maintain unrestricted cash deposits of $2.0 million with our lender Bridge Bank, N.A., or Bridge Bank, which is included in the $22.0 million of cash and cash equivalents. We anticipate that our existing capital resources and cash flow expected to be generated from future operations will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months.

Credit Arrangements

On July 6, 2006, we executed a further amendment to our Revolving Credit Facility with our lender, Bridge Bank. The amendment extended the maturity date of the Revolving Credit Facility from December 10, 2006 to October 10, 2007. The amount of credit available to the company remains at $4.0 million with a $1.0 million subfacility for standby letters of credit, and the interest rate for any advances under the Revolving Credit Facility remains at the prime lending rate, currently at 8.25%. As of December 31, 2006, we had no borrowings under the Revolving Credit Facility and had two undrawn letters of credit outstanding under the Revolving Credit Facility and together combine for a face amount of $425,000. We had originally entered into this Revolving Credit Facility with our lender in April 2004.

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued an irrevocable standby letter of credit to one of our clients. The letter of credit was issued in the amount of $325,000 as a guarantee for service contracts sold by us on behalf of our client and will expire in September 2007. The letters of credit were issued under the Revolving Credit Facility described above. As of December 31, 2006, no amounts have been drawn against the letters of credit.

In June 2005, we entered into a business loan agreement with Bridge Bank, pursuant to which we obtained a $1.5 million term loan, or the June 2005 Term Loan, that was utilized to fund the purchase and implementation of our new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime per annum (8.25% per annum at December 31, 2006). The interest rate on the June 2005 Term Loan was reduced from prime plus 1% to prime in July 2006.

Concurrently with the closing of the merger transaction with Sunset Direct in February 2005, we entered into a Business Loan Agreement and Commercial Security Agreement with Bridge Bank, and obtained a $3.0 million term loan, or the Term Loan, that we used to retire certain indebtedness and certain other liabilities of Sunset Direct. The Term Loan is repayable in 36 monthly installments of $83,000 plus interest at a variable rate of prime per annum (8.25% per annum at December 31, 2006). The interest rate on the Term Loan was reduced from prime plus 1% to prime in July 2006.

The Term Loan, June 2005 Term Loan and Revolving Credit Facility are secured by substantially all of our consolidated assets, including intellectual property. We are subject to certain financial covenants, including maintenance of unrestricted cash of $2.0 million with Bridge Bank, reducing from time to time to the outstanding amount of the Term Loan and June 2005 Term Loan referenced above rounded upwards to the nearest $250,000 increment. We are obligated to maintain a specified minimum net income and minimum debt service coverage ratio. The Term Loan, the June 2005 Term Loan and the Revolving Credit Facility contain customary covenants that will, subject to limited exceptions, limit our ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Term Loan, June 2005 Term Loan and the Revolving Credit Facility also provide for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Term Loan, the June 2005 Term Loan and Revolving Credit Facility. At December 31, 2006, we were in compliance with all loan covenants and had $1.2 million and $750,000 outstanding on the Term Loan and June 2005 Term Loan, respectively, and no amount outstanding on the Revolving Credit Facility.

Off-Balance Sheet Arrangements

Leases

As of December 31, 2006, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2010, including an additional facility operating lease commitment assumed in connection with our acquisition of Sunset Direct in February 2005 and the lease for our corporate headquarters in Campbell, California, as described below. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up front cash flow related to purchasing the assets.

On November 13, 2006, we executed an amendment to the operating lease for our corporate headquarters in Campbell, California. Under the lease and its amendment, we have a total of 23,149 square feet of usable office space. The lease term originally began on November 1, 2005 and will now end on January 31, 2010. Beginning January 1, 2007 and through the expiration of the lease term, base rent will escalate from approximately $392,000 in 2007 to $440,000 in 2010, the final full year of the lease. In addition, we must pay its proportionate share of operating costs and taxes. In connection with the execution of the lease, we have issued a letter of credit to the landlord in the amount of $100,000 as a security deposit.

In Austin, Texas we have rented a total 53,989 square feet of office space under a lease and its amendments that expire in June of 2009. In August 2005, we renewed the existing lease for 46,366 square feet of space and then in March 2006 we further amended the lease for an additional 7,623 square feet of space. Under the lease and its amendments, our base rent will escalate from approximately $407,000 in 2007 to $447,000 in the final full year of the lease that ends in June 2009. In both the California and the Texas facilities, we pay rent and maintenance on some of the common areas in each of our leased facilities.

Rent expense under operating lease agreements during the years ended December 31, 2006, 2005 and 2004 was $869,000, $771,000 and $311,000, respectively.

Guarantees

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued an irrevocable standby letter of credit to one of our clients. The letter of credit was issued in the amount of $325,000 as a guarantee for service contracts sold by us on behalf of our client and will expire in September 2007. The letters of credit were issued under the Revolving Credit Facility described above. As of December 31, 2006, no amounts have been drawn against the letters of credit.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of December 31, 2006 and 2005.

Contractual Obligations

Capital Leases

We lease certain property under capital leases that expire in early 2007. The effective annual imputed interest rate on our single remaining capital lease obligation is 4.9%. The capital lease obligation is collateralized by the related leased property and equipment.

Term Loans

In June 2005, we entered into a business loan agreement with Bridge Bank, pursuant to which we obtained a $1.5 million term loan that is being utilized to fund the implementation of the Company’s new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime per annum (8.25% per annum at December 31, 2006). As of December 31, 2006, we had $750,000 outstanding on the June 2005 Term Loan. The interest rate on the June 2005 Term Loan was reduced from prime plus 1% to prime by the amendment that we executed with our lender on July 6, 2006.

In February 2005, concurrent with the closing of the acquisition of Sunset Direct, we entered into a business loan agreement and commercial security agreement with Bridge Bank. The Term Loan is to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime per annum (8.25% per annum at December 31, 2006). As of December 31, 2006, we had $1.2 million outstanding on the Term Loan. The interest rate on the Term Loan was reduced from prime plus 1% to prime by the amendment that we executed with our lender on July 6, 2006.

Revolving Credit Facility

In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank. The Revolving Credit Facility originally matured in May 2005, and provided borrowing availability up to a maximum of $3.0 million through a secured revolving line of credit that includes a $1.0 million letter of credit facility. In December 2005, the total available under the Revolving Credit Facility was increased to $4.0 million and the maturity was extended to December 2006. In July 2006, the maturity date of the Revolving Credit Facility was further extended to October 2007. As of December 31, 2006, we had no amounts outstanding under the Revolving Credit Facility.

Financing Obligations

In November 2005, we entered into a commercial insurance premium finance and security agreement, or Financing Agreement, to finance certain of our liability insurance premiums in the amount of $334,000. Amounts owed under the Financing Agreement bear interest at an annual rate of 6.0% and principal and interest are payable in monthly installments of approximately $33,000. At December 31, 2005, our liability related to the Financing Agreement was $301,000 which was paid off through monthly installments in 2006. In 2006, we paid for the renewed insurance premiums in advance without financing.

Future payments under our contracts and obligations at December 31, 2006 are as follows (dollars in thousands):

	Capital Leases	Term Loan (1)	June 2005 Term Loan (1)	Operating Leases	Total
2007	$2	$1,000	$500	$816	$2,318
2008	—	167	250	852	1,269
2009	—	—	—	670	670
2010	—	—	—	37	37

Total minimum payments	$2	$1,167	$750	$2,375	$4,294

(1)	Excludes interest payments.

Included in future minimum operating lease payments is our obligation relating to our facilities, including the lease for our corporate headquarters in Campbell, California. The operating lease for our Austin, Texas facility expires in June 2009.

Potential Impact of Inflation

To date, inflation has not had a material impact on our business.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. The interpretation is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We expect that the disclosures required with the adoption of FIN 48 will indicate that the potential impact of uncertain positions is less than $50,000.

In September 2006, the SEC issued SAB No. 108, Materiality. The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for the first interim period of the first fiscal year ending after November 15, 2006. The adoption of the provisions of SAB 108 did not have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We currently do not and do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We mitigate default risk by investing in low-risk securities. To minimize our risks, we maintain our portfolio of cash equivalents and short-term investments in a variety of short-term and liquid securities including money market funds, commercial paper, U.S. government and agency securities and municipal bonds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2006, 100% of our portfolio was invested in instruments that mature in less than 90 days. See Note 1 of our consolidated financial statements.

Due to the short duration and conservative nature of our investment portfolio at December 31, 2006, we do not believe we have a material exposure to interest rate risk.

Our earnings are affected by changes in short-term interest rates as a result of the Term Loan, the June 2005 Term Loan and the Revolving Credit Facility, which bear interest at variable rates based on the prime lending rate (8.25% at December 31, 2006). Maturity dates on these loans range from October 2007 to May 2008. At December 31, 2006, we had $1.9 million of debt outstanding under these loans. Based on the average principal outstanding during 2006, we estimate that a 1% increase in interest rates would result in $27,000 in additional interest expense for the year ended December 31, 2006. Due to the our debt level at December 31, 2006, anticipated cash flows from operations, and the various financial alternatives available to management, should there be an adverse change in interest rates, we do not believe that we have significant exposure to market risks associated with changing interest rates as of December 31, 2006. We do not use derivative financial instruments in our operations.

At December 31, 2006, the interest rates on all of our outstanding capital leases are fixed and therefore not subject to interest rate fluctuations. Our interest rates on our debt are at a variable rate of prime per annum. See Note 4 to our consolidated financial statements.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Rainmaker Systems, Inc.

We have audited the accompanying consolidated balance sheets of Rainmaker Systems, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rainmaker Systems, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

/s/    BDO SEIDMAN, LLP

San Francisco, California

February 22, 2007

RAINMAKER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$21,996	$9,746
Restricted cash	315	586
Accounts receivable, less allowance for doubtful accounts of $233 and $422 at December 31, 2006 and 2005, respectively	13,547	10,374
Prepaid expenses and other current assets	1,172	1,212

Total current assets	37,030	21,918
Property and equipment, net	4,293	4,410
Intangible assets, net	5,604	3,652
Goodwill	7,006	3,921
Other noncurrent assets	325	257

Total assets	$54,258	$34,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,522	$17,741
Accrued compensation and benefits	1,979	1,427
Other accrued liabilities	2,368	1,732
Deferred revenue	3,457	882
Obligations under financing arrangements	—	301
Current portion of capital lease obligations	2	99
Current portion of notes payable	1,500	3,500

Total current liabilities	31,828	25,682
Deferred tax liability	43	440
Long term deferred revenue	268	—
Notes payable, less current portion	417	1,917

Total liabilities	32,556	28,039

Commitments and contingencies (Notes 4, 5, 6, 9 and 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 15,088,294 and 11,306,937 shares outstanding at December 31, 2006 and 2005, respectively	15	11
Additional paid-in capital	81,265	69,089
Accumulated deficit	(59,578)	(62,981)

Total stockholders’ equity	21,702	6,119

Total liabilities and stockholders’ equity	$54,258	$34,158

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
Net revenue	$48,921	$32,114	$15,323
Costs of services	24,385	18,716	7,709

Gross margin	24,536	13,398	7,614

Operating expenses:
Sales and marketing	4,250	2,838	1,651
Technology and development	5,990	4,248	2,826
General and administrative	7,483	8,134	6,385
Depreciation and amortization	3,299	3,114	1,740

Total operating expenses	21,022	18,334	12,602

Operating income (loss)	3,514	(4,936)	(4,988)
Interest and other income (expense), net	187	(68)	50

Income (loss) before income tax expense	3,701	(5,004)	(4,938)
Income tax expense	298	—	—

Net income (loss)	$3,403	$(5,004)	$(4,938)

Basic net income (loss) per share	$0.25	$(0.48)	$(0.57)

Diluted net income (loss) per share	$0.23	$(0.48)	$(0.57)

Shares used to compute basic net income (loss) per share	13,662	10,464	8,715

Shares used to compute diluted net income (loss) per share	14,568	10,464	8,715

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2004	7,833,686	$8	$56,878	$(53,039)	$3,847
Exercise of employee stock options	101,496	—	283	—	283
Issuance of common stock under employee stock purchase plan	14,499	—	79	—	79
Issuance of common stock for executive bonuses	938	—	8	—	8
Issuance of common stock in private placement	933,340	1	6,296	—	6,297
Net loss	—	—	—	(4,938)	(4,938)

Balance at December 31, 2004	8,883,959	9	63,544	(57,977)	5,576
Exercise of employee stock options	258,116	—	314	—	314
Issuance of common stock under employee stock purchase plan	20,338	—	46	—	46
Issuance of common stock in private placement	1,340,444	1	2,596	—	2,597
Issuance of common stock for Sunset acquisition	664,080	1	2,204	—	2,205
Issuance of common stock for Launch Project assets	140,000	—	385	—	385
Net loss	—	—	—	(5,004)	(5,004)

Balance at December 31, 2005	11,306,937	11	69,089	(62,981)	6,119
Exercise of employee stock options	405,285	1	1,015	—	1,016
Issuance of common stock upon exercise of warrants	79,083	—	190	—	190
Issuance of common stock under employee stock purchase plan	14,739	—	53	—	53
Issuance of common stock in private placement	2,000,000	2	5,310	—	5,312
Issuance of common stock for Metrics assets	158,480	—	898	—	898
Issuance of common stock for ViewCentral assets	754,968	1	4,438	—	4,439
Issuance of restricted stock awards	368,802	—	—	—	—
Stock based compensation – option plan	—	—	98	—	98
Stock based compensation – employee stock purchase plan	—	—	6	—	6
Stock based compensation – restricted stock awards	—	—	103	—	103
Tax benefit of stock option exercises	—	—	65	—	65
Net income	—	—	—	3,403	3,403

Balance at December 31, 2006	15,088,294	$15	$81,265	$(59,578)	$21,702

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Operating activities:
Net income (loss)	$3,403	$(5,004)	$(4,938)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,831	2,216	1,740
Amortization of intangible assets	1,468	898	—
Stock based compensation charges	207	—	—
Provision for allowances for doubtful accounts	267	321	186
Loss on disposal of fixed assets	10	62	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(3,184)	(1,322)	(2,129)
Prepaid expenses and other assets	18	(153)	429
Accounts payable	4,781	2,015	6,075
Accrued compensation and benefits	552	299	29
Other accrued liabilities	637	934	(1,184)
Deferred tax liability	43	—	—
Deferred revenue	503	(378)	—

Net cash provided by (used in) operating activities	10,536	(112)	208

Investing activities:
Purchases of property and equipment	(1,660)	(3,245)	(1,840)
Restricted cash, net	271	(586)	1,096
Acquisition of businesses, net of cash acquired	365	(4,509)	—

Net cash used in investing activities	(1,024)	(8,340)	(744)

Financing activities:
Proceeds from issuance of common stock from option exercises	1,016	314	283
Proceeds from issuance of common stock from ESPP	53	46	79
Proceeds from issuance of common stock from warrant exercises	190	—	—
Proceeds from issuance of common stock and warrants from private placement	5,312	2,597	6,297
Tax benefit of stock option exercises	65
Proceeds from notes payable	—	6,500	—
Proceeds under financing arrangements	—	334	—
Repayment of notes payable	(3,500)	(1,083)	—
Repayment of financing arrangements	(301)	(388)	(674)
Repayment of capital lease/debt obligations	(97)	(226)	(199)

Net cash provided by financing activities	2,738	8,094	5,786

Net increase (decrease) in cash and cash equivalents	12,250	(358)	5,250

Cash and cash equivalents at beginning of year	9,746	10,104	4,854

Cash and cash equivalents at end of year	$21,996	$9,746	$10,104

Supplemental disclosures of cash flow information:
Cash paid for interest	$254	$148	$30

Cash paid for income taxes	$108	$—	$—

Supplemental non-cash investing and financing activities:
Acquisition of assets under capital lease	$—	$—	$252

Insurance premiums financed	$—	$334	$525

Issuance of common stock for executive bonus accrual	$—	$—	$8

Common stock issued in acquisitions	$5,337	$2,590	$—

See accompanying notes.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

Rainmaker Systems, Inc. (“we,” “our” or the “Company”) is a leading provider of sales and marketing solutions, combining hosted application software and execution services designed to drive more revenue for our clients. Our core services include the following: service contract sales and renewals, software license sales, subscription renewals and warranty extension sales; lead generation, qualification and management; and hosted application software for training sales.

We operate in one business as determined by revenue generated from sales and marketing solutions. Our operations are conducted within the United States of America where we perform services on behalf of our clients to customers who are almost entirely located in North America. We have contracted with third parties on behalf of our clients to perform marketing services in Europe and Asia.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Rainmaker Systems, Inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside of the company, and other relevant facts and circumstances. Actual results could differ from those estimates. Accounting policies that include particularly significant estimates are revenue recognition and presentation policies, valuation of accounts receivable, measurement of our deferred tax asset and the corresponding valuation allowance, allocation of purchase price in business combinations, fair value estimates for the expense of employee stock options and the assessment of recoverability and measuring impairment of goodwill, intangible assets and fixed assets.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents generally consist of money market funds and certificates of deposit. The fair market value of cash equivalents represents the quoted market prices at the balance sheet dates and approximates their carrying value.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of our cash and cash equivalents at December 31, 2006 and 2005, respectively (in thousands):

	December 31,
	2006	2005
Cash and cash equivalents:
Cash	$1,411	$5,549
Certificates of deposit	—	200
Money market funds	20,585	3,997

Total cash and cash equivalents	$21,996	$9,746

Included in cash and cash equivalents is $2 million of unrestricted cash which must be maintained on deposit with a lending institution as required under the loan agreement with the lender. (Note 4)

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 31, 2006 and 2005, our allowance for potentially uncollectible accounts was $233,000 and $422,000, respectively.

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

Costs of internal use software are accounted for in accordance with Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Emerging Issue Task Force Issue No. 00-02 (EITF 00-02), Accounting for Website Development Costs. SOP 98-1 and EITF 00-02 require that we expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of SOP 98-1 and EITF 00-02 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development, the payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal use computer software and associated interest costs are capitalized. Capitalized costs are amortized using the straight-line method over the shorter of the term of related client agreement, if such development relates to a specific outsource client, or the software’s estimated useful life, ranging from two to five years. Capitalized internal use software and website development costs are included in property and equipment in the accompanying balance sheets.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

We apply the guidance of the Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations in accounting for the assets related to our acquisitions. Goodwill represents the excess of the acquisition purchase price over the estimated fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired. In our analysis of goodwill and other intangible assets we apply the guidance of FASB Statement No. 142, Goodwill and Other Intangible Assets in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various technologies, customer relationships and tradenames of the businesses we have acquired. To date, no circumstances or indicators have arisen to indicate that the carrying value has been impaired.

Long-Lived Assets

Long-lived assets including our purchased intangible assets are amortized over their estimated useful lives. In accordance with FASB No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, long-lived assets, such as property, equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Revenue Recognition and Presentation

Substantially all of our revenue is generated from the sale of service contracts and maintenance renewals, lead development services and software subscriptions for hosted Internet sales of web based training. We recognize revenue from the sale of our client’s service contracts and maintenance renewals under the provisions of Staff Accounting Bulletin (SAB) 104, Revenue Recognition and on the “net basis” in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from the client’s customer is received; the service contract or maintenance agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain unfulfilled. Revenue from lead development services we perform is recognized as the services are accepted and is generally earned ratably over the service contract period. Some of our lead development service revenue is earned when we achieve certain attainment levels and is recognized upon customer acceptance of the service. We earn revenue from our software application subscriptions of hosted online sales of web based training ratably over each contract period, having considered EITF 00-03: Application of AICPA SOP 97-2, Software Revenue Recognition, to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware, which distinguishes hosting services that might fall under the scope of SOP 97-2: Software Revenue Recognition. Since these software subscriptions are usually paid in advance, we have recorded a deferred revenue liability on our balance sheet that represents the prepaid portions of subscriptions that will be earned over the next one to two years. We generally do not enter into multiple-element revenue arrangements with our clients.

Our revenue recognition policy involves significant judgments and estimates about collectability. We assess the probability of collection based on a number of factors, including past transaction history and/or the

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

creditworthiness of our clients’ customers, which is based on current published credit ratings, current events and circumstances regarding the business of our clients’ customer and other factors that we believe are relevant. If we determine that collection is not reasonably assured, we defer revenue recognition until such time as collection becomes reasonably assured, which is generally upon receipt of cash payment.

In addition we provide an allowance in accrued liabilities for the cancellation of service contracts that occurs within a specified time after the sale, which is typically less than 30 days. This amount is calculated based on historical results and constitutes a reduction of the net revenue we record for the commission we earn on the sale.

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

Income Taxes

We account for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At December 31, 2006 and 2005, we had gross deferred tax assets of $19.3 and $20.5 million. In 2006 and 2005, the deferred tax asset was subject to a 100% valuation allowance and therefore is not recorded on our balance sheet as an asset. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates. In 2006, we utilized some of our deferred tax assets to reduce our tax expense. Due to operating losses in previous years, we will maintain a 100% valuation allowance on our deferred tax assets until a sustained pattern of operating profits can be established.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations, other than option grants to employees and directors below the fair market value of the underlying stock at the date of grant. See Note 8 for further discussion of the adoption of this standard and its effects on the financial statements presented herein.

Concentrations of Credit Risk and Credit Evaluations

Our financial instruments that expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

We place our cash and cash equivalents in a variety of financial institutions and limit the amount of credit exposure through diversification and by investing the funds in money market accounts and certificates of deposit which are insured by the FDIC. At times, the balance of cash deposits is in excess of the FDIC insurance limits.

We sell our clients’ products and services primarily to business end users and, in most transactions, assume full credit risk on the sale. Credit is extended based on an evaluation of the financial condition of our client’s customer, and collateral is generally not required. Credit losses have traditionally been immaterial, and such losses have been within management’s expectations.

We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In 2006, two clients accounted for more than 10% of our net revenue and collectively represented 48% of our net revenue with the largest representing 38% of our net revenue. In 2005, these same two clients accounted for 47% of net revenue with the largest individual client accounting for 36% of our net revenue. In 2004, four clients accounted for more than 10% of our net revenues. In 2004, combined sales to these clients accounted for 96% of net revenue and the largest individual client accounted for 47% of our net revenue.

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

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Segment Reporting

We report segment results in accordance with SFAS No. 131, Segment Reporting (SFAS 131). Under SFAS 131, reportable segments represent an aggregation of operating segments that meet certain criteria for aggregation specified in SFAS 131.

Our three primary business units, service sales, lead development and hosted application software licensing have been aggregated into one reportable segment. The aggregation of operating segments is based on management by the chief operating decision-maker for the segment as well as similarities of products, production processes, and economic characteristics. We primarily operate in one geographical segment, North America. Substantially all of our sales are made to our client’s customers in the United States.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. The interpretation is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We expect that the disclosures required with the adoption of FIN 48 will indicate that the potential impact of uncertain positions is less than $50,000.

In September 2006, the SEC issued SAB No. 108, Materiality. The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for the first interim period of the first fiscal year ending after November 15, 2006. The adoption of the provisions of SAB 108 did not have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We anticipate that adopting the provisions of SFAS 157 will not have a material effect on our financial position, results of operations and cash flows.

2. Net Income (Loss) Per Share

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

The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Years Ended December 31,
	2006	2005	2004
Net income(loss)	$3,403	$(5,004)	$(4,938)

Weighted-average common shares of common stock outstanding – basic	13,662	10,464	8,715
Plus: Outstanding dilutive options, warrants and unvested restricted stock awards outstanding	2,143	—	—
Less: weighted-average shares subject to repurchase	(1,237)	—	—

Weighted-average shares used to compute diluted net loss per share	14,568	10,464	8,715

Basic net income (loss) per share	$0.25	$(0.48)	$(0.57)

Diluted net income (loss) per share	$0.23	$(0.48)	$(0.57)

For the years ended December 31, 2005 and 2004, the Company has excluded all outstanding warrants and stock options from the calculation of basic and diluted net loss per share because these securities are antidilutive. Options and warrants to purchase 2,226,472 and 1,292,083 shares of common stock have been excluded for the years ended December 31, 2005 and 2004, respectively.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Balance Sheet Components (in thousands)

		December 31,
		2006	2005
Prepaid expenses and other current assets:
Prepaid insurance		$388	$428
Prepaid support and maintenance contracts		176	114
Other prepaid expenses and other current assets		608	670

		$1,172	$1,212

Property and equipment:

	Estimated Useful Life
Computer equipment	3 years	$7,607	$5,934
Capitalized software and development	2-5 years	11,353	8,830
Furniture and fixtures	5 years	331	511
Leasehold improvements	Lease term	180	103

		19,471	15,378
Accumulated depreciation and amortization		(15,178)	(13,851)
Construction in process (1)		—	2,883

Property and equipment, net		$4,293	$4,410

(1)	During late 2004 and throughout 2005, we developed a replacement for our existing system to identify potential service sales opportunities, track the sales contacts and process the sale of the service contracts. During the year ended December 31, 2006 we deployed and began depreciating the new order entry system. In total, we have invested $3.2 million in the new order entry system including $163,000 in capitalized interest costs. We placed this asset in service in March 2006 and are amortizing this asset on a straight line basis over an estimated useful life of 5 years.

	Estimated Useful Life	December 31,
		2006	2005
Intangible assets:
Developed technology	3-5 years	$1,880	$680
Customer relations	2-5 years	3,860	1,670
Database	5 years	1,100	1,100
Trade name	10 years	1,100	1,100

		7,940	4,550
Accumulated amortization		(2,336)	(898)

Intangibles and indefinite life intangibles, net		$5,604	$3,652

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the activity in our accounting for goodwill for the years ended December 31, 2005 and 2006:

	Sunset Direct		Launch Project	Business Telemetry	ViewCentral	Total
Balance at December 31, 2004	$—		$—	$—	$—	$—
Acquisition of:
Sunset Direct	3,663		—	—	—	3,663
Launch Project	—		258	—	—	258

Balance at December 31, 2005	3,663		258	—	—	3,921
Acquisition of:
Business Telemetry	—		—	656	—	656
ViewCentral	—		—	—	2,869	2,869
Infinite to finite classification of tradename	(440	)*	—	—	—	(440)

Balance at December 31, 2006	$3,223		$258	$656	$2,869	$7,006

*	See Note 5 with respect to Sunset Direct acquisition.

Future amortization of intangible assets at December 31, 2006 is as follows:

Intangible Amortization
2007	$2,052
2008	1,726
2009	1,115
2010	359
2011	151
Thereafter	201

Total future amortization	$5,604

Customer relations and the trade name are being amortized on an accelerated basis to match the estimated future cash flows generated from these intangible assets. Developed technology and database are being amortized using a straight-line method.

The value of our intangibles is based on allocations of the purchase price of assets included in our acquisitions (Note 5). For developed technology, the allocation was based on the estimated cost to reproduce the technology as well as market comparisons for similar purchases. For customer relations, we estimated the cash flows associated with the excess earnings the contacts would generate and allocated the present value of those earnings to the asset. For the database and trade name, we estimated the relief from royalties that we would have had to otherwise pay to use these assets and allocated the present value of those payments to the assets. In all cases we used a discount rate between 16% and 25%.

4. Capital Leases, Financing Agreements, Financing Obligations and Guarantees

Capital Leases

We lease certain property under a capital lease that expires in early 2007. The imputed effective annual interest rate on our capital lease obligation is 4.9%. As of December 31, 2006 and 2005, property and equipment

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included amounts held under capital leases of approximately $24,000 and $398,000 and related accumulated depreciation of approximately $22,000 and $249,000, respectively. The capital lease obligation is collateralized by the related leased property and equipment.

During 2006 and 2005 we did not enter into any new capital leases. During 2004 we entered in four capital leases for various computer hardware and software. The remaining lease had 36 month terms ending in February 2007. Future minimum payments under this lease in 2007 are $2,000, substantially all of which is principal.

Financing Agreements

In February 2005, concurrent with the closing of the Sunset Direct merger transaction described in Note 5, we entered into a Business Loan Agreement and Commercial Security Agreement with Bridge Bank, N.A. (the Lender) pursuant to which we obtained a $3.0 million term loan (the Term Loan) that was utilized to retire certain indebtedness and certain other liabilities of Sunset Direct. The Term Loan is to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime per annum (8.25% per annum at December 31, 2006).

In June 2005, we entered into a Business Loan Agreement with the Lender pursuant to which we obtained a $1.5 million term loan (the “ June 2005 Term Loan”) that was utilized to fund the purchase and implementation of our new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime (8.25% per annum at December 31, 2006). As of December 31, 2006, we had $1.1 million and $750,000 outstanding on the Term Loan and June 2005 Term Loan, respectively, of which $1.5 million and $417,000 are payable in 2007 and 2008, respectively.

In December 2005, our Business Loan Agreement and a Commercial Security Agreement (the Revolving Credit Facility) was increased to $4.0 million from the then existing $2.0 million. In addition, on July 6, 2007 the maturity date was extended to October 2007 from December 2006. We had originally entered into this Revolving Credit Facility with our lender in April 2004. A component of the Revolving Credit Facility is a $1.0 million Letter of Credit facility. The Revolving Credit Facility is subject to certain financial covenants, which include maintaining minimum net income, a minimum debt service coverage ratio, minimum working capital ratio and minimum tangible net worth and bears interest at the Prime Rate published in the Wall Street Journal but not less than 4.0%. Borrowings and letter of credit issuances are subject to borrowing base calculations and other limitations. The Term Loan, June 2005 Term Loan and the Revolving Credit Facility are secured by substantially all of our consolidated assets, including intellectual property. We must comply with certain financial covenants, including maintaining a minimum quick ratio and maintaining unrestricted cash of $2.0 million with Bridge Bank, reducing from time to time to the outstanding amount of Rainmaker’s Term Loan and June 2005 Term Loan referenced above rounded upwards to the nearest $250,000 increment. Prior to the July 6, 2006 amendment, we were required to maintain minimum unrestricted cash of $3.0 million. The Term Loan, June 2005 Term Loan and the Revolving Credit Facility also contain customary covenants that will, subject to limited exceptions, limit the Company’s ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Revolving Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Term Loan, June 2005 Term Loan and Revolving Credit Facility. For the year ended December 31, 2005, the Company’s capital expenditures were in excess of the limit specified in the loan agreement. The loan agreement restricted our capital expenditures to $3 million whereas our actual expenditures amounted to $3.2 million. We obtained a waiver of this covenant breach from our lender. As of December 31, 2005, we had borrowed $2.0 million under the Revolving Credit Facility, which was repaid in January 2006. As of December 31, 2006, no amounts were outstanding under the Revolving Credit Facility. Interest on the

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revolving Line of Credit is a variable rate of prime per annum (8.25% at December 31, 2006). In addition, two letters of credit in the aggregate face amount of $425,000 were outstanding under the Revolving Credit Facility (as described below).

In July 2005, we issued an Irrevocable Standby Letter of Credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued Irrevocable Standby Letters of Credit to two of our clients. The letters of credit were issued in the amount of $325,000 as a guarantee for service contracts sold by us on behalf of our clients and will expire in September 2007. The letters of credit was issued under the Revolving Credit Facility described above. As of December 31, 2006, no amounts have been drawn against the letters of credit.

Financing Obligations

In November 2005, we entered into a Commercial Insurance Premium Finance and Security Agreement (the Financing Agreement) to finance certain of our liability insurance premiums in the amount of $334,000. Amounts owed under the Financing Agreement bear interest at an annual rate of 6.0% and principal and interest are payable in monthly installments of approximately $33,000, through September 2006. At December 31, 2005, our liability related to the Financing Agreement was $301,000 which was fully paid in 2006. In 2006, we did not renew such a financing arrangement and instead paid for the liability insurance premiums in advance.

Guarantees

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of December 31, 2006 and 2005.

Restricted Cash

Restricted cash is comprised of cash receipts inadvertently remitted to the Company for goods and services sold by our clients. At the time of cash receipt, the Company records a liability for the amount of cash received and subsequently remits the amount to its clients. At December 31, 2006, the Company designates all cash receipts inadvertently remitted to the Company be classified in the balance sheet as restricted cash.

5. Acquisitions

ViewCentral Asset Purchase

On September 15, 2006, we closed an Asset Purchase Agreement with ViewCentral, Inc., a California corporation (ViewCentral), and Dan Tompkins as representative of certain shareholders of ViewCentral. The results of ViewCentral’s operations have been included in the consolidated financial statements since that date. ViewCentral is a provider of enterprise training and marketing program management solutions, and is expected to enhance the Company’s revenue delivery platform with modules for marketing and training event management. Under the terms of the Purchase Agreement, Rainmaker issued 754,968 shares of common stock representing approximately 5.5% of Rainmaker’s 13,845,000 common shares outstanding as of August 31, 2006

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and assumed certain liabilities of ViewCentral under its customer contracts, purchase orders and office lease in exchange for substantially all of ViewCentral’s assets. In connection with the acquisition, ViewCentral’s employees became employees of Rainmaker. In connection with their employment, Rainmaker awarded a total of 28,976 shares of restricted stock in the company that will be earned by each employee over one or two years of continued employment. See Note 8 for further discussion of the restricted stock awarded to the former ViewCentral employees. The estimated value of the 754,968 shares issued was $4.4 million computed at a share price of $5.88 which is the average closing price for the period from September 15, 2006 through September 21, 2006.

Our acquisition of ViewCentral has been accounted for as a business combination. Assets acquired and deferred revenue assumed from ViewCentral were recorded at their estimated fair values as of September 15, 2006. The total purchase price was $4.6 million as follows:

(in thousands)
Issuance of 754,968 shares of Rainmaker Common Stock	$4,439
Acquisition related transaction costs	200

Total purchase price	$4,639

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

(in thousands)
Cash	$634
Identified tangible assets	366
Developed technology	920
Customer relationships	2,190
Goodwill	2,869
Deferred revenue assumed (1)	(2,340)

Total purchase price allocation	$4,639

(1)	In accordance with EITF 01-03, Accounting in a Business Combination of Deferred Revenue of an Acquiree we have reduced the carrying value of the deferred revenue by 11.4%, which represents our best estimate of the reduction from carrying to fair value for the legal performance obligation assumed from ViewCentral.

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

On November 13, 2006, Rainmaker filed a registration statement with the Securities and Exchange Commission with respect to the shares issued to ViewCentral’s shareholders that became effective December 8, 2006. Such shares are initially subject to a contractual prohibition of sale that will be removed as follows: 304,738 of such shares will be available for public sale on March 15, 2007 and the remaining 304,737 of such

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares will be available for public sale on September 15, 2007. In addition, approximately 145,493 of the shares of the common stock consideration have been placed in escrow to secure certain customary indemnity obligations under the Purchase Agreement and will not be released until twelve months after the closing, subject to potential post closing adjustments.

Business Telemetry Asset Purchase

On May 16, 2006, we announced that we had entered into and closed an Asset Purchase Agreement (the Purchase Agreement) with Business Telemetry, Inc. (d/b/a Metrics Corporation), a California corporation (Metrics), and Kenneth S. Forbes, III, as representative of the shareholders of Metrics. Pursuant to the Purchase Agreement, Rainmaker acquired certain of the assets of Metrics, including certain software and related intellectual property. Under the terms of the Purchase Agreement, Rainmaker issued 158,480 shares of common stock in exchange for the assets and incurred approximately $70,000 of acquisition related costs. Also, the shareholders of Metrics entered into non-compete agreements with Rainmaker and accepted employment positions with Rainmaker. The estimated value of the 158,480 shares of Rainmaker common stock was $898,000 computed at a per share price of $5.67, the average closing price for the period from May 12, 2006 through May 18, 2006.

Our acquisition of Metrics has been accounted for as a business combination. Assets acquired from Metrics were recorded at their estimated fair values as of May 12, 2006. The total purchase price was $966,000 as follows:

(in thousands)
Issuance of 158,480 shares of Rainmaker Common Stock	$898
Acquisition related transaction costs	68

Total purchase price	$966

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

(in thousands)
Developed technology and customer relationships	$310
Goodwill	656

Total purchase price allocation	$966

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

Rainmaker filed a registration statement with the Securities and Exchange Commission on June 23, 2006 that became effective July 28, 2006 with respect to the shares that were issued to Metrics. Such shares are initially subject to a contractual prohibition of sale that will be removed as follows: as of December 31, 2006,

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

63,392 shares were available for sale; an additional 31,696 of such shares became available for public sale on February 7, 2007; and the remaining 31,696 of such shares will be available for public sale on May 13, 2007. In addition, 31,696 shares of the common stock consideration have been placed in escrow to secure certain customary indemnity obligations under the Purchase Agreement and will not be released until twelve months after the closing, subject to potential post closing adjustments.

Launch Project Asset Purchase

On July 1, 2005, Rainmaker and Sunset Direct entered into, and simultaneously closed, an Asset Purchase Agreement (the Purchase Agreement) with Launch Project, LLC, the members of Launch Project, LLC, and Chad Nuss, as representative of the members (Launch Project). Pursuant to the Purchase Agreement, Sunset Direct acquired certain of the assets of Launch Project primarily including certain software and intellectual property. Under the terms of the Purchase Agreement, Sunset Direct paid $40,000 in cash and Rainmaker issued 140,000 shares of common stock in exchange for the assets and incurred approximately $82,000 of purchase related costs. The estimated value of the 140,000 shares of Rainmaker common stock was $385,000 computed at a per share price of $2.75, the average closing price for the period from June 30, 2005 through July 7, 2005.

Assets acquired from Launch Project were recorded at their estimated fair values as of July 1, 2005. The total purchase price was $508,000 as follows:

(in thousands)
Issuance of 140,000 shares of Rainmaker Common Stock	$385
Cash payment for acquisition of Launch Project	40
Acquisition related transaction costs	83

Total purchase price	$508

Using the purchase method of accounting, the total purchase price was allocated to Launch Project’s net tangible and identifiable intangible assets based on their estimated fair values as of July 1, 2005. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill which will be amortized over 15 years for tax purposes. Based upon a valuation by management, the total purchase price was allocated as follows:

(in thousands)
Developed technology and customer relationships	$250
Goodwill	258

Total purchase price allocation	$508

In connection with the asset purchase with Launch Project LLC, we filed a registration statement with the SEC with respect to the shares that were issued to Launch Project’s members that was declared effective August 12, 2005. Pursuant to that registration statement all shares are available for public sale.

Sunset Direct

On February 8, 2005, we acquired all of the issued and outstanding voting securities of Sunset Direct by means of a merger of Sunset Direct and a wholly owned subsidiary of Rainmaker, with Sunset Direct continuing as the surviving corporation. The results of Sunset Direct’s operations have been included in the consolidated financial statements since that date. Sunset Direct is an outsource provider of lead development services primarily to high-tech companies. As a result of the acquisition, Sunset Direct has been accretive to our financial

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

results and has provided certain other benefits including cross-selling, client diversification, expanded service offering and a larger, more cost-effective talent pool. Pursuant to our Agreement and Plan of Merger (the Merger Agreement) with Sunset Direct, we paid approximately $3.5 million in cash that was used to retire approximately $3.3 million of debt and certain liabilities retained by Sunset Direct, issued 664,080 shares of common stock in exchange for the outstanding capital stock of Sunset Direct, and incurred approximately $910,000 of acquisition related costs. The estimated value of the 664,080 shares of Rainmaker common stock was $2.2 million computed at a per share price of $3.32, the average closing price for the period from February 8, 2005 through February 14, 2005.

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

Using the purchase method of accounting, the total purchase price was allocated to Sunset Direct’s net tangible and identifiable intangible assets based on their estimated fair values as of February 8, 2005. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill, which is not deductible for tax purposes. Based upon a valuation by management, the total purchase price was allocated as follows:

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

During the year ended December 31, 2006, the Company determined that due to certain marketing and branding initiatives, the “Sunset Direct” trade name was now estimated to have a 10 year life as opposed to an indefinite life as originally determined at the acquisition date. In accordance with SFAS 142 (Goodwill and Other

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets), a valuation to test for impairment was performed. No impairment was noted and the Sunset Direct trade name is being amortized over 10 years using an accelerated amortization method. During the year ended December 31, 2006, we recorded $158,000 in amortization related to the trade name.

On June 30, 2005, the Company filed a registration statement with the Securities and Exchange Commission with respect to the shares were issued to Sunset Direct’s shareholders that was declared effective July 19, 2005. Pursuant to that registration statement all shares are available for public sale.

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the purchase of assets from ViewCentral and the acquisition of Sunset Direct occurred at the beginning of the years ended December 31, 2005 and 2006 and assumes the amortization of intangible assets, the effect of compensation expense for the restricted stock awards, the reduction of revenue for the estimated fair value of the legal performance obligation in accordance with the guidance of EITF 01-03, the addition of interest expense related to the Sunset Direct acquisition and the tax effect of the aforementioned adjustments (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005
	(Unaudited)
Net revenue	$52,187	$37,590

Net income (loss)	$2,613	$(7,627)

Pro forma – basic net income (loss) per share	$0.18	$(0.68)

Pro forma – diluted net income (loss) per share	$0.17	$(0.68)

Pro forma weighted average shares outstanding – basic	14,228	11,289

Pro forma weighted average shares outstanding – diluted	15,159	11,289

The unaudited pro forma information presented above excludes the effects of the Launch Project and Metrics acquisitions since the effect of these acquisitions on the results of operations was deemed insignificant.

6. Commitments

As of December 31, 2006, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2010, including an additional facility operating lease commitment assumed in connection with the Company’s acquisition of Sunset Direct in February 2005 and the lease for the Company’s corporate headquarters in Campbell, California (as described below). These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up front cash flow related to purchasing the assets.

On November 13, 2006, the Company executed an amendment to the operating lease for its corporate headquarters in Campbell, California. Under the lease and its amendment, we have a total of 23,149 square feet of usable office space. The lease term originally began on November 1, 2005 and will now end on January 31, 2010. Beginning January 1, 2007 and through the expiration of the lease term, base rent will escalate from approximately $392,000 in 2007 to $440,000 in 2009, the final full year of the lease. In addition, the Company must pay its proportionate share of operating costs and taxes. In connection with the execution of the lease, the Company has issued a Letter of Credit to the Landlord in the amount of $100,000 as a security deposit.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In Austin, Texas we have rented a total of 53,989 square feet of office space under a lease and its amendments that expire in June of 2009. In August 2005, we renewed the existing lease for 46,366 square feet of space and then in March 2006 we further amended the lease for an additional 7,623 square feet of space. Under the lease and its amendments, our base rent will escalate from approximately $407,000 in 2007 to $447,000 in the final full year of the lease that ends in June 2009. In both the California and the Texas facilities, we pay rent and maintenance on some of the common areas in each of our leased facilities.

Future minimum payments under our non-cancelable operating leases at December 31, 2006 are as follows (in thousands):

Operating Leases
2007	$816
2008	852
2009	670
2010	37

Total minimum payments	$2,375

Rent expense under operating lease agreements during the years ended December 31, 2006, 2005 and 2004 was $869,000, $771,000 and $311,000, respectively.

7. Income Taxes

The federal and state income tax expense for the years ended December 31, 2006, 2005, and 2004 consists of the following (in thousands):

	December 31,
	2006	2005	2004
Current:
Federal	$110	$—	$—
State	145	—	—

	255	—	—

Deferred
Federal	40	—	—
State	3	—	—

	43	—	—

Total income tax expense	$298	$—	$—

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of taxes computed at the statutory federal income tax rate to income tax expense (benefit) follows (in thousands):

	December 31,
	2006	2005	2004
Tax expense (benefit) computed at federal statutory rate	$1,258	$(1,701)	$(1,679)
Effect of state income taxes	148	—	—
Change in valuation allowance	(1,214)	1,685	1,660
Other	106	16	19

Total income tax expense	$298	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the value of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets as of December 31, 2006 and 2005 are as follows (in thousands):

	Years Ended December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$17,602	$19,693
Depreciation and amortization	1,270	16
Accrued reserves and other	499	792

Total deferred tax assets	19,371	20,501
Valuation allowance	(18,456)	(19,565)

Net deferred tax assets	915	936

Deferred tax liabilities
Acquired intangibles	(958)	(1,376)

Net deferred tax liability	(958)	(1,376)

Total net deferred tax liability	$(43)	$(440)

Realization of deferred tax assets is dependent upon future taxable earnings, the timing and amount of which are uncertain. Due to operating losses in previous years, we will maintain a 100% valuation allowance on our deferred tax assets until a sustained pattern of operating profits can be established, at which time management believes that it will be able to conclude that it is more likely than not that some portion of the deferred tax assets will be realizable in future periods. The valuation allowance for deferred tax assets decreased approximately $1.1 million and increased approximately $1.3 million during the years ended December 31, 2006 and 2005, respectively. Included in the December 31, 2006 valuation allowance is approximately $490,000 related to stock options, which will be credited to stockholder’s equity when realized for tax purposes.

As of December 31, 2006, we had net operating loss carryforwards for federal and state of California tax purposes of $48 million and $31 million respectively. The net operating loss carryforwards will expire at various dates beginning in 2020 through 2024, if not utilized.

During 2006, we performed an analysis of prior ownership changes which would result in a limitation on the availability of our net operating losses. This analysis indicated that the company twice had ownership changes as defined under IRC section 382 which limit the utilization of our net operating losses. The amount of net operating

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

losses available for utilization during 2007 will be approximately $32 million, increasing to $41 million in 2008. All historic losses incurred will be available as of 2010. In the event that the company has another ownership change as defined under IRC section 382, the utilization of these losses could be further limited.

8. Stockholders’ Equity

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

Preferred Stock

We have 5,000,000 shares of preferred stock authorized. The board of directors has the authority to issue the preferred stock and to fix or alter the rights, privileges, preferences and restrictions related to the preferred stock, and the number of shares constituting any such series or designation. No shares of preferred stock were outstanding at December 31, 2006 and 2005.

Common Stock and Warrants

On May 18, 2006 we amended our certificate of incorporation with the State of Delaware whereby, among other things, our authorized number of common shares was reduced from 80,000,000 to 50,000,000. Over the three years in the period ended December 31, 2006, we had several significant transactions that involved the issuance of our common stock and warrants to buy our common stock.

On February 7, 2006, the Company entered into two Securities Purchase Agreements with certain new and existing investors. Pursuant to the Securities Purchase Agreements, the Company issued a total of 2,000,000 shares of the Company’s common stock at a price of $3.00 per share for gross proceeds of $6.0 million and issued warrants to the investors to purchase an additional 799,999 shares of common stock of the Company at an exercise price of $4.28 per share. The warrants have a 5-year term and were exercisable beginning August 7, 2006. Net proceeds from the issuance were $5.3 million after payment of fees and costs. The securities issued pursuant to the Securities Purchase Agreements were not registered under the Securities Act of 1933, as amended (the Securities Act), or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated there under and in reliance on similar exemptions under applicable state laws. Under the Securities Purchase Agreements, the Company also granted certain registration rights to each of the investors pursuant to which the Company filed a registration statement on Form S-3 that became effective on March 21, 2006, with respect to the common stock issued under the Securities Purchase Agreements and the common stock issuable upon conversion of the related warrants.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 15, 2005, we entered into a Purchase Agreement with certain investors. Pursuant to the Purchase Agreement, we agreed to issue 1,340,444 shares of our common stock for gross proceeds of approximately $2.7 million to a group of investors that included members of our management and our board of directors. The sale to investors who were not members of management or the board of directors consisted of 1,280,000 shares of our common stock at a price of $2.00 per share, for gross proceeds of $2,560,000, and the sale to investors who were members of management or the board of directors consisted of 60,444 shares of our common stock at the market price of $2.25 per share, for gross proceeds of $136,000. In addition, we issued warrants to the investors to purchase a total of 201,066 shares of our common stock at an exercise price of $2.40 per share of which 121,984 were outstanding at December 31, 2006. Stock offering costs of $103,000 have been reflected as a reduction of the gross proceeds received

In February 2004, we completed a private placement of common stock and common stock purchase warrants with certain institutional investors that resulted in net proceeds to the company of approximately $6.3 million. The Company sold an aggregate of approximately 933,000 shares of common stock at $7.50 per share. The investors also received warrants to purchase an aggregate of 186,668 shares of our common stock at an exercise price of $9.375 per share. In connection with the private placement, our investment banker also received a warrant to purchase 7,466 shares of our common stock at an exercise price of $9.375 per share. The common stock and shares of common stock underlying the warrants issued in the private placement were subsequently registered on a commercially best efforts basis in March 2004. The warrants expire in February 2009 and the Company has reserved 194,134 shares of common stock for the exercise of the warrants. At December 31, 2006, the warrants were still outstanding.

For each of the aforementioned private placements of common stock, we are required by the terms of the respective Purchase Agreements to register the shares with the Securities Exchange Commission and maintain the effectiveness of the registration for periods of up to 2 years. In the event that we do not meet these obligations, we are potentially liable to the investors to pay penalties that range between 15% and 36% of the gross proceeds of the transaction. In each of these transactions, we compared the potential impact of the penalty to the fair value of the unregistered shares and determined that the penalties were not excessive and therefore recorded each as equity in accordance with EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. To date we have met these obligations and no penalties have been incurred.

As described in Note 5, we have issued common stock as consideration given in four acquisitions of businesses during the three year period ended December 31, 2006. The following table summarizes the common stock issued in each of those transactions:

	($ in thousands, except per share amounts)
Acquisition	Transaction Date	# of Common Shares Issued	Market Price Used per Share	Value of Shares Issued	Registration Effective Date
ViewCentral	September 15, 2006	754,968	$5.88	$4,439	December 8, 2006
Business Telemetry	May 12, 2006	158,480	$5.67	$898	July 28, 2006
Launch Project	July 1, 2005	140,000	$2.75	$385	August 12, 2005
Sunset Direct	February 8, 2005	664,080	$3.32	$2,205	July 19, 2005

For each of these transactions, the shares were subject to customary contractual prohibitions of sale. At December 31, 2006, the contractual prohibition of sale was in place for all of the ViewCentral shares and for 95,088 of the Business Telemetry shares. At December 31, 2006 all of the shares issued for Launch Project and Sunset Direct were available for sale.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Repurchases

At December 31, 2006, there were no shares of common stock subject to repurchase outstanding.

Stock Option Plans

In 2003, the board of directors adopted and the shareholders approved the 2003 Stock Incentive Plan (the 2003 Plan). The 2003 Plan provides for the issuance of incentive stock options or nonqualified stock options to employees, consultants and non-employee members of the board of directors, and issuance of shares of common stock for purchase or as a bonus for services rendered. Options granted under the 2003 Plan are priced at not less than 100% of the fair value of the common stock on the date of grant and have a maximum term of ten years from the date of grant. In the case of incentive stock options granted to employees who own 10% or more of our outstanding common stock, the exercise price may not be less than 110% of the fair value of the common stock on the date of grant and such options will have a maximum term of five years from the date of grant. Options granted to employees and consultants become exercisable and vest in one or more installments over varying periods ranging up to five years as specified by the board of directors. Unexercised options expire upon, or within, six months of termination of employment, depending on the circumstances surrounding termination.

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

In 1999, the board of directors adopted and the shareholders approved the 1999 Stock Incentive Plan (the 1999 Plan). The 1999 Plan provides for the issuance of incentive stock options or nonqualified stock options to employees, consultants and non-employee members of the board of directors, and issuance of shares of common stock for purchase or as a bonus for services rendered. Options granted under the 1999 Plan are priced at not less than 100% of the fair value of the common stock on the date of grant and have a maximum term of ten years from the date of grant. In the case of incentive stock options granted to employees who own 10% or more of our outstanding common stock, the exercise price may not be less than 110% of the fair value of the common stock on the date of grant and such options will have a maximum term of five years from the date of grant. Options granted to employees and consultants become exercisable and vest in one or more installments over varying periods ranging up to five years as specified by the board of directors. Unexercised options expire upon, or within, six months of termination of employment, depending on the circumstances surrounding termination.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As a result of the acceleration of vesting of 1,126,439 “out-of-the-money” options in December 2005, which was done in order to avoid compensation expense under the provisions of SFAS 123(R), there were a small number of unvested options remaining that were held by directors, officers and long term employees. The remaining options were vested in 2006 and had strike prices below the current market price for the stock. Therefore we expect all of these options to be exercised. We have applied the forfeiture estimates to option and restricted stock compensation awards issued in 2006. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Accordingly, a benefit of $65,000 has been recorded as an increase to the Company’s Stockholder equity as part of additional paid-in capital for the year ended December 31, 2006. Prior to the adoption of Statement SFAS 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant.

The expected volatility is based on the historical volatility of our stock price. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

During the year ended December 31, 2006, the company issued a total of 368,802 shares of restricted stock awards to directors, officers and certain employees. These awards are authorized by the 2003 Plan and therefore reduce the number of grants available under that plan. The restricted shares were valued at the market close price for Rainmaker’s stock on the date of the awards. The restricted shares vest over one to four year terms according to each individual award. Accordingly, we will record compensation expense for the full value less estimated forfeiture of these restricted shares over the respective vesting periods.

Valuation and Expense Information under SFAS 123(R)

The weighted-average fair value of stock-based compensation to employees is based on the single option valuation approach. Estimated forfeiture rates are applied separately to option and restricted stock awards and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. We calculate the estimated compensation expense separately for Employee Stock Options (Options) and Employee Stock Purchase Plan (Purchase Plan).

We expense stock-based compensation to the same operating expense categories that the respective award grantee’s salary expense is reported. The table below reflects stock based compensation expense under SFAS 123(R) for the Options and Purchase Plan for the year ended December 31, 2006 as follows (in thousands):

	Year Ended Dec. 31, 2006
	Options & Restricted Stock	Purchase Plan	Total
Stock based compensation expense included:
Cost of services	$43	$2	$45
Sales and marketing	61	—	61
Technology	22	1	23
General and administrative	75	3	78

	$201	$6	$207

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, approximately $4.2 million of stock-based compensation relating to unvested awards had not been amortized and will be expensed in future periods through 2010. Under current grants unvested and outstanding, approximately $1.1 million will be expensed in 2007 as stock-based compensation.

The table below reflects net income and basic and diluted net income per share as if the fair value recognition provisions of SFAS 123 had been applied for the years ended December 31, 2005 and 2004 as follows (in thousands except per share amounts):

	Pro Forma Results under SFAS 123 for the Year Ended Dec. 31, 2005	Pro Forma Results under SFAS 123 for the Year Ended Dec. 31, 2004
Net loss as reported for the comparative period	$(5,004)	$(4,938)
Stock-based employee compensation expense	(4,124)	(948)

Pro forma net income (loss) including effect of stock based compensation	$(9,128)	$(5,886)

Basic and diluted loss reported for the comparative period	$(0.48)	$(0.57)

Pro forma basic net income (loss) including effect of stock based compensation	$(0.87)	$(0.68)

Pro forma diluted net income (loss) including effect of stock based compensation	$(0.87)	$(0.68)

We calculate the value of our stock option awards when they are granted. Accordingly, we update our valuation assumptions for volatility and the risk free interest rate each quarter that option grants are awarded. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants and possible ranges of estimated forfeiture. During 2006, option grants were awarded in the three month periods ended June 30 and December 31, 2006. The table below reflects the weighted average assumptions of stock option awards for each of the years ended December 31, 2006, 2005 and 2004:

	Ranges of Valuation Assumptions Years Ended December 31
	Options			Purchase Plan
	2006	2005	2004	2006	2005	2004
Expected life in years	4.3	4.0	4.0	0.5	0.7	0.5
Volatility	0.80	1.09	1.75	0.92	0.94	0.91
Risk-free interest rate	4.7%	4.1%	3.1%	3.3%	3.3%	1.6%
Forfeiture Rates:
Options	6.9%	—	—	—	—	—
Restricted stock awards	6.1%	—	—	—	—	—

Expected life is estimated based on our analysis of our actual historical option exercises and cancellations. Expected stock price volatility is based on the historical volatility from traded shares of our stock over the expected term. The risk-free interest rate is based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. We do not expect to pay dividends in the near term and therefore do not incorporate the dividend yield as part of our assumptions.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of activity under our Stock Incentive Plans for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2004	1,366,217	870,051	$2.60
Authorized	313,348	—	—
Granted	(425,420)	425,420	9.40
Exercised	—	(101,496)	2.80
Canceled	96,027	(96,027)	7.75

Balance at December 31, 2004	1,350,172	1,097,948	4.75
Authorized	355,359	—	—
Granted	(1,386,900)	1,386,900	2.60
Exercised	—	(258,116)	1.22
Canceled	393,998	(395,321)	5.10

Balance at December 31, 2005	712,629	1,831,411	4.75
Authorized	452,277	—	—
Granted	(783,802)	783,802	6.70
Restricted Stock Awards	—	(368,802)	—
Exercised	—	(405,285)	2.50
Canceled	125,640	(125,640)	9.21

Balance at December 31, 2006	506,744	1,715,486	$4.20

The following table summarizes the activity with regard to nonvested restricted stock awards during the year ended December 31, 2006. Nonvested restricted stock awards are issued from the 2003 Stock Incentive Plan and any issuances will reduce the shares available for grant as indicated in the previous table. Nonvested restricted stock awards are valued at the closing price on the date of the grant.

	Number of Shares	Weighted Average Grant Price
Balance at December 31, 2005	—	$—
Granted	368,802	7.16
Vested	—	—
Exercised	—	—
Forfeited	—	—

Balance of nonvested shares at December 31, 2006	368,802	$7.16

The total fair value of the unvested restricted stock awards at grant date was $2.6 million. Based on our closing stock price of $7.74, the aggregate intrinsic value of the unvested restricted stock awards at December 31, 2006 was $214,000.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding as of December 31, 2006:

	Options Outstanding				Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 12/31/06 of $7.47	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 12/31/06 of $7.47
$ 1.10 - $ 1.35	128,766	3.57	$1.15	$813,801	128,761	$1.15	$813,770
$ 1.36 - $ 2.29	98,678	5.71	$1.62	577,266	94,850	$1.59	557,718
$ 2.30 - $ 2.55	348,493	8.57	$2.51	1,728,525	348,488	$2.51	1,728,500
$ 2.56 - $ 2.80	398,305	8.63	$2.60	1,939,745	398,305	$2.60	1,939,745
$ 2.81 - $ 3.90	107,520	8.52	$2.92	489,216	107,519	$2.92	489,211
$ 3.91 - $ 7.70	457,450	9.47	$6.61	393,407	42,448	$5.77	72,162
$ 7.71 - $13.28	170,954	7.20	$9.08	—	170,953	$9.08	—
$13.29 - $20.32	5,320	5.97	$16.98	—	5,320	$16.98	—

$ 1.10 - $20.32	1,715,486	8.14	$4.20	$5,941,960	1,296,644	$3.40	$5,601,106

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on our closing stock price of $7.74 as of December 29, 2006, which would have been received by the option holders had all option holders exercised as of that date. The total intrinsic value of the options exercised during 2006 was $1.1 million and the total fair value of the options granted during 2006 was $1.7 million. The fair value of the options that vested during 2006 was $194,000. Prior to our adoption of FAS 123(R) on January 1, 2006, the fair value of the options granted during the years ended December 31, 2005 and 2004 were $2.7 million and $3.7 million, respectively.

Employee Stock Purchase Plan

In 1999, our board of directors adopted and our shareholders approved the 1999 Employee Stock Purchase Plan (the Purchase Plan) and further amended the Purchase Plan on December 15, 2005 with regard to the discount price. The Purchase Plan is available for all full-time employees possessing less than 5% of combined voting power on all outstanding classes of stock. The Purchase Plan provides for the issuance of common stock at a purchase price of 95% of the fair value of the common stock at the purchase date. Purchase of shares is made through employee payroll deductions and may not exceed 15% of an employee’s total compensation. Unless terminated earlier at the discretion of our board of directors, the Purchase Plan terminates on the earlier of the last business day in October 2009, the date on which all shares available for issuance have been sold or the date on which all purchase rights are exercised in connection with a change in control. The number of shares available for future issuance under the Purchase Plan automatically increases annually on the first trading day of January by an amount equal to the lesser of 1% of our outstanding common stock at the end of the calendar year, or 80,000 shares. Prior to the amendment on December 15, 2005, the Purchase Plan provided for the issuance of common stock at a purchase price of 85% of the fair value of the common stock at the beginning or end of the offering period, whichever was lower. As of December 31, 2006, a total of 150,242 shares had been issued under the Purchase Plan and 521,035 shares were available for future issuance. During 2006, the intrinsic value of the shares purchased under the employee stock purchase plan was $19,000. The total fair value of the shares purchased under the employee stock purchase plan during 2006 was $35,000.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

In conjunction with equity transactions in February 2006, June 2005 and February 2004 referred to above, we issued warrants to purchase common shares of our stock. The following table summarizes the terms of those outstanding warrants:

Date of Issuance	Exercise Price	Warrants Outstanding at December 31, 2006	Term from Date of Issuance
February 7, 2006	$4.28	799,999	Five Years
June 15, 2005	2.40	121,984	Five Years
February 20, 2004	9.38	194,135	Five Years

Weighted average strike price	$4.96
Total outstanding		1,116,118

9. Related Party Transactions

We have made purchases of computer equipment and services from several vendors including Dell and Hewlett-Packard, two of our largest clients. During the year ended December 31, 2006, we purchased equipment from Dell and Hewlett-Packard totaling $399,000 and $95,000, respectively.

During 2004, we purchased certain of our computer equipment and software from Dell through arrangements accounted for as capital leases. The single remaining lease bears interest at 4.9% per annum and expires in February 2007.

As of December 31, 2006, property and equipment included amounts held under capital leases with Dell of approximately $24,000 and related accumulated depreciation of approximately $20,000. Principal and interest owed to Dell amounted to approximately $2,000 at December 31, 2006. These capital lease obligations are collateralized by the related leased property and equipment. Additionally, we are leasing computers from Hewlett-Packard on a month to month basis. These capital lease obligations are collateralized by the related leased property and equipment.

The Chairman of our board of directors also serves on the board of Saama Technologies, a technology services firm. During the year ended December 31, 2006, we paid Saama Technologies $150,000 for technology services. We continue to utilize their services and may expand the scope of Saama Technologies’ engagement.

10. Employee Benefit Plan

We have a defined contribution benefit plan established under the provisions of Section 401(k) of the Internal Revenue Code. All employees may elect to contribute up to 20% of their compensation to the plan through salary deferrals. We match 25% of the first 6% of the employee’s compensation contributed to the plan. Participants’ contributions are fully vested at all times. Our contributions vest incrementally over a four-year period. During the years ended December 31, 2006, 2005 and 2004, we expensed $44,000, $57,000 and $64,000, respectively, relating to our contributions under the plan.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Interest and Other Income (Expense), Net

The components of interest and other (expense) income, net are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Interest income	$377	$113	$87
Interest expense	(178)	(177)	(30)
Other	(12)	(4)	(7)

	$187	$(68)	$50

Interest expense is net of interest capitalized with regard to the development of our new order entry system (Note 3). We capitalized interest totaling $63,000 and $100,000 during the years ended December 31, 2006 and 2005, respectively.

12. Subsequent Events

Shelf Registration

On January 10, 2007 we filed a registration statement on Form S-3 with the Securities and Exchange Commission, or the SEC, using a “shelf” registration process. With this shelf registration, we may issue, either publicly or privately, common or preferred stock, debt securities or warrants in order to generate proceeds up to $40 million that we may use for capital expenditures, acquisitions of businesses, products and technologies or to repay indebtedness. On January 18, 2007, the SEC declared our registration statement effective. As of February 22, 2007, we had not issued any securities under this registration statement.

Acquisition of Assets

On January 25, 2007, we and our wholly-owned subsidiary, Rainmaker Systems (Canada) Inc., a Canadian federal corporation, entered into and closed two Asset Purchase Agreements (the Purchase Agreements) with CAS Systems, Inc., a California corporation (CAS) and Barry Hanson, as representative of the shareholders of CAS and 3079028 Nova Scotia Company, its wholly owned Canadian subsidiary. Under the terms of the Purchase Agreements, in exchange for all of the assets of CAS, Rainmaker paid a total of $2 million at closing, and will pay an additional $2 million over three years plus interest at a fixed rate of 5.36% per annum. The acquisition agreements also provide for a potential additional payment of $1 million contingent on attaining certain performance metrics at the end of the 12 months following the acquisition, subject to adjustment. This $1 million of contingent consideration will be recorded as purchase price if and when its payment is determinable beyond a reasonable doubt. CAS increases the scale of our growing lead development operations by adding proven management strength, multiple locations, and an established international presence in Canada. At December 31, 2006, we had recorded $63,000 in deferred acquisition costs related to this asset purchase which will be included in the total purchase price.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely manner.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In 2007, we expect that we will be required to be compliant with the auditor attestation provisions of Section 404 of the Sarbanes-Oxley Act of 2002. We will incur additional and substantial costs in 2007 to achieve compliance with the Sarbanes-Oxley Act.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Registrant

The following table provides the name, age and positions of our directors, executive officers and certain key employees as of February 20, 2007.

Name	Age	Position
Michael Silton	42	President, Chief Executive Officer and Director
Steve Valenzuela	49	Vice President, Finance, Chief Financial Officer and Corporate Secretary
Kenneth Forbes	58	Vice President and Chief Technology Officer
Ritch Haselden	41	General Manager, Service Sales
Clinton Hauptmeier	38	General Manager, Lead Generation
Robert Langer	51	General Manager, Service Sales
Alok Mohan (1)(2)	58	Chairman of the Board
Robert Leff (1)(3)	60	Director
Mitchell Levy (2)	46	Director
Bradford Peppard (1)(3)	51	Director

(1)	Member of the Audit Committee
(2)	Member of the Nominating Committee
(3)	Member of the Compensation Committee

Set forth below is a description of the backgrounds, including business experience over the past five years, for each of our directors, executive officers and certain key employees.

Michael Silton has served as Chief Executive Officer of our company since October 1997 and as President of our company since March 2005. He also served as Chairman of the Board since our company’s inception through July 2003. In 1991, he founded our former business UniDirect, which specialized in the direct marketing and sales of business software. Mr. Silton’s current term as director expires upon our company’s 2007 annual meeting of stockholders.

Steve Valenzuela joined our company in September 2004 as Vice President, Finance and Chief Financial Officer and was appointed Corporate Secretary in March 2005. Prior to joining our company, from February 2003 to September 2004, Mr. Valenzuela served as the Vice President of Finance and Chief Financial Officer for the Thomas Kinkade Company, formerly Media Arts Group. From September 2000 to July 2002, Mr. Valenzuela served as the Senior Vice President and Chief Financial Officer for Silicon Access Networks, and from February 1999 to August 2000 as Senior Vice President and Chief Financial Officer for PlanetRx. Prior to PlanetRx, from August 1998 to February 1999, Mr. Valenzuela served as the Chief Financial Officer for LinkExchange. Mr. Valenzuela earned an MBA from Santa Clara University and a BS degree in Accounting from San Jose State University.

Kenneth Forbes joined our company in May 2006 as Vice President and Chief Technology Officer following our acquisition of Metrics Corporation. Prior to Metrics, Mr. Forbes served as Chief Technology Officer for Blue Pumpkin Software. Mr. Forbes was also a founder, Chief Technology Officer and patent holder of Hiho Technologies, a software-as-a-service provider of workforce management solutions. Prior to Hiho, he also held senior executive positions as CEO of TouchStone Software, Vice President, Worldwide Engineering, at NetManage, and United Parcel Service.

Ritch Haselden joined our company in March 1998 and remained until July 2002, holding various positions including Vice President of Sales and Marketing. Mr. Haselden re-joined our company in 2005 as General Manager, Service Sales. Between 2003 and 2005, Mr. Haselden held operational management positions at Movana and Encover. Prior to 1998, Mr. Haselden held senior positions at several Fortune 100 companies, including Bell South, SBC, and Apple. Since re-joining our company he has led programs in Sales Management, Client Operations and Business Development. Mr. Haselden earned a Bachelor’s degree in Business Administration/Finance from California State University Stanislaus.

Clinton Hauptmeier joined our company in February 2005 as General Manager of Lead Development following our acquisition of Sunset Direct. During his tenure at Sunset Direct from 1995 to 2005, Mr. Hauptmeier held several management positions, including VP of Sales, President and Chief Executive Officer. Mr. Hauptmeier began his technology sales and marketing career at Harte Hanks in 1994. Mr. Hauptmeier attended Northwest Missouri State and received a degree in Communications from the University of Nebraska-Lincoln.

Robert Langer joined our company in May 2005 as General Manager, Service Sales. Prior to joining our company, Mr. Langer was a Partner with the Peppers & Rogers Group from March 2002 to May 2005. Prior to that, Mr. Langer was the Director of Online for Dell Computer Corporation from March 1998 to April 2001. Mr. Langer has also held management positions at Sun Microsystems. Mr. Langer earned a BA degree in Political Science from Fairleigh Dickinson University.

Alok Mohan has served as a director of our company since 1996 and as our company’s Chairman of the Board since July 2003. Mr. Mohan has also served on the board of directors of Saama Technologies, a privately held technology services firm, since April 2006 and on the board of directors of Tech Team Global, Inc., a provider of outsourced, multilingual help desk services and specialized IT solutions listed on the Nasdaq Global Market, since May 2006. Mr. Mohan served as the Chairman of the board of directors of Tarantella, until its acquisition by Sun Microsystems in 2005. Prior to that appointment, he served as Chief Executive Officer of Santa Cruz Operations, or SCO, from July 1995 until April 1998. Prior to that, from May 1994 to July 1995, Mr. Mohan served as Senior Vice President, Operations and Chief Financial Officer of SCO. Prior to joining SCO, Mr. Mohan was employed with NCR, a business software and services company, where he served as Vice President of Strategic Planning and Controller from July 1993 to May 1994. From January 1990 until July 1993, Mr. Mohan served as Vice President and General Manager of the Workstation Products Division at NCR. Mr. Mohan also serves on the board of directors of Stampede and Crystal Graphics. Mr. Mohan’s current term as director expires upon our company’s 2007 annual meeting of stockholders.

Robert Leff is a strategic consultant to early and growth stage companies in the personal computer industry. He is also a director of PackageX, a private company that delivers a web-based collaboration system for the packaging industry. He co-founded Merisel (formerly Softsel Computer Products) in 1980 and successfully developed the venture into one of the nation’s largest and fastest growing service companies. In 1993 Merisel was named to both the Forbes 500 and Fortune Service 500 lists. Mr. Leff served as President of Softsel for five years. Under his direction the company grew rapidly into a $200 million multinational computer products distributor. In 1985, Softsel was rated the fourth fastest growing private company in the US by Inc. magazine. As Co-Chairman and European Managing Director he ran the company’s European operations from its London headquarters during 1985 and 1986. He was responsible for product acquisitions from 1986 through 1990 and then served as Senior Vice President of Worldwide MIS through 1992. Mr. Leff was named one of the PC industry’s 25 most influential executives by CRN (Computer Reseller News) in 1988. In 1994 he retired from Merisel. Prior to founding Softsel, he worked in various data processing development and management positions for companies including BASF, Informatics and Citibank. Mr. Leff earned a BS degree in business administration and a MS degree in computer science from the University at Albany. Mr. Leff’s current term as director expires upon our company’s 2007 annual meeting of stockholders.

Mitchell Levy has served as a director of our company since 2004. He is Chief Executive Officer of Happy About, a quick2publish book publishing company, a partner in CXOnetworking, and a director of the Silicon Valley Executive Business Program. Mr. Levy is an author, consultant, educator, and evangelist of strategic management, and a frequent public speaker on business trends. Previously, he was the conference chair at four Comdex conferences, founded and operated the E-Commerce Management Program at San Jose State University and spent nine years at Sun Microsystems, the last four of which he ran the e-commerce component of Sun

Microsystems’ supply chain. Mr. Levy’s current term as director expires upon our company’s 2007 annual meeting of stockholders.

Bradford Peppard has served as a director of our company since 2004. Since 2003, Mr. Peppard has been president of LTP, a consulting firm specializing in high tech sales & marketing, direct marketing and market research. In addition, since 2002, Mr. Peppard has been president of Lime Tree Productions, a strategic marketing consulting firm. From 1999 to 2002, Mr. Peppard was president of CinemaScore Online, an online source of movie rating information. Prior to that, Mr. Peppard held vice president of marketing positions at Aladdin Systems, Software Publishing Corporation and Quarterdeck Office Systems. Mr. Peppard’s financial experience includes positions as Treasurer of Trader Joe’s, Director of Finance and Administration (Controller) for CBS TV and CBS/Fox Studios, an MBA from Stanford Business School with a concentration in Finance, and prior audit committee experience with a number of public companies, including: Aladdin Systems, Monterey Bay Technology, and Oppenheimer Industries. Mr. Peppard’s current term as director expires upon our company’s 2007 annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board of Directors, the executive officers of our company and persons who hold more than ten percent (10%) of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 which require them to file reports with respect to their ownership of our common stock and their transactions in such common stock. To our knowledge, based solely on review of the copies of such reports furnished to our company and written representation that no other reports were required, all Section 16(a) filings requirements applicable to its officers, directors and greater than ten percent shareholders were complied with.

Code of Ethics

Our directors, officers and employees are required to comply with our Code of Business Conduct and Ethics. The purpose of our Code of Business Conduct and Ethics is to deter wrongdoing and to promote, among other things, honest and ethical conduct and to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. The Code of Business Conduct and Ethics is intended to cover the requirement of a Code of Ethics for senior financial officers as provided by the SEC’s rules with respect to Section 406 of the Sarbanes-Oxley Act. Employees may submit concerns or complaints regarding ethical issues on a confidential basis by means of a telephone call to an assigned voicemail box or via e-mail. The audit committee investigates all such concerns and complaints.

Our Code of Business Conduct and Ethics is posted on our website, at www.rmkr.com. We will also disclose any amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to a director or officer in accordance with applicable Nasdaq and SEC requirements.

Audit Committee

We have a separately designated standing audit committee. The audit committee presently consists of Messrs. Leff, Mohan and Peppard. The Board has determined that Mr. Peppard, chairman of the audit committee, is an “audit committee financial expert” as defined under applicable SEC and Nasdaq rules and regulations. The Board of Directors has also determined that Mr. Peppard is an “independent director” as defined in Nasdaq Rule 4200.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Report—Executive Summary

Rainmaker’s executive compensation program for our named executive officers (NEOs) is administered by the Compensation Committee of the Board of Directors. The Compensation Committee currently consists of non-employee directors Robert Leff and Brad Peppard. None of the Company’s executive officers serves as a member of the Board of Directors or on the compensation committee of any entity that has one or more of its executive officers serving as a member of the Company’s Board of Directors or Compensation Committee. No current member of the Company’s Compensation Committee has been an officer or employee of the Company within the past five years.

The Compensation Committee is responsible for (a) reviewing and recommending to the Board of Directors on matters relating to employee compensation and benefit plans, and (b) reviewing and determining the salaries and bonuses of executive officers of the Company, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), and establishing the general compensation policies for such individuals. We believe that the compensation programs for the Company’s NEOs should reflect the Company’s performance and the value created for the Company’s stockholders. In addition, the compensation programs should support the short-term and long-term strategic goals and values of the Company, and should reward individual contributions to the Company’s success. The Compensation Committee’s function is more fully described in its charter which can be found on our website at www.rmkr.com.

On behalf of our shareholders, the Compensation Committee has carefully monitored our executive compensation programs. The Compensation Discussion and Analysis and tables that follow will show, we believe, structures for executive compensation that are appropriate and carefully considered. It is our general objective to provide our NEOs with (i) base salary at levels appropriate for the goals set for our management, and (ii) performance-based incentives that reward solid financial performance with cash bonuses, restricted stock, and stock option awards.

In 2006, we struck this balance by freezing salary levels at their 2005 levels (because we were not profitable when the year began), and by providing our NEOs with incentive compensation in the form of (i) performance-based cash bonuses ranging from 27% to 100% of their annual base salaries for 2006, and (ii) year-end restricted stock and stock option awards at levels that rewarded our NEOs for the Company’s extraordinary financial performance in 2006. The Company significantly improved its financial performance in 2006 over the prior years and achieved profitability for the first time as a public company. The Company grew net revenue to $48.9 million in 2006, an increase of 52% from net revenue of $32.1 million in 2005. The Company was profitable in each quarter of 2006 and reported $3.4 million in net income in 2006 as compared to a loss of $5.0 million in 2005.

Overall, the Compensation Committee believes that the compensation provided for NEOs in 2006 was entirely appropriate based upon our financial performance, general economic conditions, our analysis of compensation of surveyed companies, our assessments of individual and corporate performance, and other relevant factors. Our NEOs’ existing employment agreements entered into prior to 2006, including the post-employment severance and change-in-control protections included therein, remained in effect during 2006.

Compensation Discussion and Analysis

1. General Principles and Procedures

Our Compensation Committee firmly believes that the compensation provided to our NEOs should directly reflect the financial performance of the Company, and be closely tied to stockholder value. Our compensation plans are consequently designed to link individual rewards with Rainmaker’s performance by applying objective, quantitative factors including Rainmaker’s own business performance and general economic factors. We also rely upon subjective, qualitative factors such as technical expertise, leadership and management skills, when structuring executive compensation in a manner consistent with our compensation philosophy.

(a) Program Objectives and Performance to be Rewarded. The Company is engaged in a very competitive industry, and the Company’s success depends upon its ability to attract and retain qualified executives through the competitive compensation packages it offers to such individuals. As a result, the Compensation Committee generally provides our NEOs with compensation opportunities that are based upon their personal performance, the financial performance of the Company and their contribution to that performance, and that are competitive enough to attract and retain highly skilled individuals. To this end, each executive officer’s compensation package for 2006 consisted primarily of base salary, cash bonuses, stock-based awards, and participation in Company-wide retirement and welfare plans. Each of these factors is described in detail below. The Compensation Committee may, in its discretion, apply entirely different factors, such as different measures of financial performance, for future fiscal years.

(b) Procedural Approach. Our Compensation Committee had various discussions during the fiscal year ended December 31, 2006, leading up to a full board meeting on November 17, 2006. During this meeting, the Board reviewed Rainmaker’s financial performance, reviewed its goals and objectives for the year ahead, and evaluated each of our NEO’s performance and compensation in view of those goals and objectives, with input and recommendations from the Compensation Committee. At this meeting, we considered the overall compensation of our NEOs, and made stock award decisions that were reviewed and approved by the Compensation Committee on November 20, 2006 (in accordance with the preestablised policy that our Board adopted in August 2006 for future stock-based awards). In addition, the Compensation Committee also acted from time to time, through authority delegated to the Chairman of the Compensation Committee, Robert Leff, to approve stock grants to new employees on the third Monday of each month following a new hire.

The Compensation Committee makes independent decisions about all aspects of NEO compensation, and takes into account (i) recommendations from our CEO with respect to the compensation of NEOs other than himself and our CFO, and (ii) information that our Human Resources department provides regarding compensation data and benchmarks for comparable positions and companies in the geographical area. We do not, however, engage in a formulaic benchmarking of total compensation or elements, although we consider benchmarks such as the Radford Compensation Survey data. The Compensation Committee does not use a consultant, but has received some advice from Paul, Hastings, Janofsky & Walker LLP, its outside legal counsel.

The Company does not have stock ownership requirements. The Company has an “Insider Trading Policy” that sets certain restrictions on trading windows and that does not allow the hedging of its stock by executives. We do not currently have any policy on recovering awards or payment.

(c) Stock Option Granting Practices. In August of 2006, our Board established the third Monday of November as the day on which to make annual grants of stock option awards. The Board selected this time for grants because it coincides with timing for the Company’s monthly stock option grants to new hires, and because the annual grant dates in November generally fall within the middle of the fourth fiscal quarter (when the trading window is expected to be open). The Board has the flexibility to set grants at other dates during the year, but prefers this annual grant date in order to assure that there is no timing, nor reason to time, our release of material non-public information for the purpose of affecting the value of executive compensation. Regardless of when grants occur, the exercise price for stock options is always determined based on the closing market price of the Company’s common stock on the date on which the grant is approved by the Compensation Committee.

The annual grants to NEOs generally occur at the same time as grants are made to other employees, scheduled on the third Monday of November of each year. With respect to stock option grants to non-NEOs, the Compensation Committee approves and ratifies the grants. The Company’s human resources department is responsible for the Plan’s actual administration.

2. Specific Principles for Determining Executive Compensation

The material components of compensation for our NEOs from year to year, as well as the specific principles and purpose of each component, are as follows. We believe that these components of compensation are necessary and appropriate in order to attract and retain qualified NEOs. See “Executive Compensation Decisions for 2006” for amounts and further detail.

(a) Salary. Our Compensation Committee establishes the base salaries for our NEOs at fixed levels that are appropriate for the goals established by our management team and that take into consideration the dynamics of our business and commensurate responsibilities expected of our NEO’s. We consider that our net revenues do not fully reflect the infrastructure that our NEOs are expected to manage, because we derive a significant portion of our revenue based on net commissions. Therefore, our infrastructure must support a higher sales volume than is represented by our reported net revenue, and we take this into consideration in setting base salaries for our NEOs.

(b) Bonus. Our compensation-for-performance philosophy ensures that annual incentive compensation awards follow the achievement of business specific goals. Certain of the Company’s executive officers, including the CEO and CFO, have entered into employment agreements which provide for, in addition to base salary, bonuses to be awarded on the basis of the Company’s attainment of pre-established revenue and net income goals. It is the intent of the Compensation Committee to use these bonuses, in conjunction with the executive’s equity incentives, to tie a potentially large portion of the executive’s total compensation to the financial performance of the Company. Our bonus plan provides for cash bonuses to be paid quarterly and annually when certain predetermined performance targets are achieved.

(c) Long-Term Incentives. Our Compensation Committee makes restricted stock and stock option grants annually to certain of the Company’s executive officers. These awards are designed to create a meaningful opportunity for stock ownership based upon the NEO’s current position with the Company, the NEO’s personal performance in recent periods and his or her potential for future responsibility and promotion over the term of the award. Each grant is designed to align the interests of the executive officer with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Each stock option generally becomes exercisable in a series of installments over a four-year period, contingent upon the officer’s continued employment with the Company. The same period determines the vesting for restricted stock (i.e., at the rate of 25% per year of service after the award date).

(d) Perquisites or Other Personal Benefits. The Company’s NEOs received the following perquisites in 2006, principally pursuant to their employment agreements that were in effect in 2006: personal expense reimbursements relating to health care premiums; car allowance; financial and tax planning; and 401K match at the same level provided for all eligible employees.

(e) Post-Employment Benefits. Our NEOs are entitled to severance and change-in-control benefits pursuant to employment agreements (in the case of our CEO and CFO) and pursuant to offer letters entered into at the time of hire (in the case of other NEOs). Our Compensation Committee did not see any reason to amend these agreements in 2006, on the premise that such benefits are competitive.

3. Method for Determining Amounts

(a) Annual Base Salary. The annual base salary of each executive officer is established on the basis of each individual’s personal performance and internal alignment considerations. The Compensation Committee’s policy is to target base salary levels that approximate market for similar positions at companies with which we compete for management talent. The Compensation Committee believes that the Company must remain competitive with technology companies of similar size and infrastructure in order to recruit and retain key executives.

(b) Bonus Awards. The amount of the quarterly and annual bonuses that we pay to our NEOs is determined by a formula (disclosed below for 2006) that weighs our quarterly and annual achievement of pre-established revenue and net income goals (with group contribution margin targets being part of the formula for NEOs other than our CEO and CFO).

(c) Long-Term Equity Incentives. Generally, the Compensation Committee makes restricted stock and stock option grants annually to certain of the Company’s executive officers. Each grant is designed to align the interests of the executive officer with those of the stockholders, and to provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Each option grant allows the officer to acquire shares of Common Stock at a fixed price per share (the market price on the grant date) over a specified period of time (up to ten years). Each option generally becomes exercisable in a series of installments over a four-year period, contingent upon the officer’s continued employment with the Company. Accordingly, the option will provide a return to the executive officer only if he remains employed by the Company during the vesting period, and then only if the market price of the shares appreciates over the option term.

The size of the option grant to each executive officer is set by the Compensation Committee in its discretion at a level that is intended to create a meaningful opportunity for stock ownership based upon the individual’s current position with the Company, the individual’s personal performance in recent periods and his or her potential for future responsibility and promotion over the option term. The Compensation Committee also takes into account the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. The relevant weight given to each of these factors varies from individual to individual. The Compensation Committee has established certain guidelines with respect to the option grants made to the executive officers, but has the flexibility to make adjustments to those guidelines at its discretion.

(d) Post-Employment Severance and Change-in-Control Benefits. The Company currently has employment agreements with Michael Silton, President, Chief Executive Officer and Director, and Steve Valenzuela, Vice President, Finance, Chief Financial Officer and Corporate Secretary.

The employment agreement, as amended, for Mr. Silton generally provides that if Mr. Silton’s employment is constructively terminated or terminated by the Company without cause, then Mr. Silton shall receive, with no duty to mitigate, the following: (i) an amount equal to one and one-quarter times Mr. Silton’s base salary and target annual bonus, to be paid in fifteen equal monthly payments; (ii) up to twelve months of health and life insurance benefits; and (iii) continued vesting of all unvested stock options up to fifteen months. Mr. Silton’s annual base salary and target bonus for calendar 2007 are $350,000 and $350,000 respectively.

The employment agreement, as amended, for Mr. Valenzuela generally provides that if his employment is constructively terminated or terminated by the Company without cause, then Mr. Valenzuela shall receive, with no duty to mitigate, the following: (i) an amount equal to three-quarters times his base salary and target annual bonus, to be paid in nine equal monthly payments, (ii) nine months of health and life insurance benefits, and (iii) continued vesting of all unvested stock options for nine months. Mr. Valenzuela’s stated annual salary and target bonus for calendar 2007 are $259,000 and $129,500 respectively.

To the extent not already vested, options to purchase Common Stock held by Mr. Silton and Mr. Valenzuela will immediately become vested in the event of a merger or other transaction in which more than 50% of the Company’s outstanding securities are transferred to persons different from those persons who are the Company’s stockholders prior to the merger or other transaction or upon the sale of all or substantially all the Company’s assets in complete liquidation or dissolution. Mr. Silton shall have not less than twelve months to exercise his unexercised options and Mr. Valenzuela shall have not less than nine months to exercise his unexercised options.

In addition, in the event of a merger or other transaction in which more than 50% of the Company’s outstanding securities are transferred to persons different from those persons who are the Company’s stockholders prior to the merger or other transaction or upon the sale of all or substantially all the Company’s assets, in complete liquidation or dissolution, our other NEOs will be entitled to receive severance payments in an amount up to 6 months base salary plus any bonus payable during such period, if within one year of such change in control, either such employee is constructively terminated or terminated without cause, and, to the extent not already vested, options to purchase Common Stock held by such executive officers will immediately become vested.

(e) Inter-Relationship of Elements. The Compensation Committee reviews overall compensation including base salary, bonus and stock/option grants to make sure they are commensurate with the executive’s position and experience, and determines the weighting of each component of compensation. The Compensation Committee allocates between long-term and currently-paid out compensation, which shows the allocation of current paid-out compensation and long-term for comparable positions in the same general geographic area. Quarterly and annual cash bonuses are intended to provide executive incentives to achieve the financial objectives for the current fiscal period, whereas equity compensation is structured to reward the executive for long term performance of the company since equity vests over a number of years - usually 4 years. The Company pays all bonuses in cash.

4. Executive Compensation Decisions for 2006

The Compensation Committee made the following decisions in 2006 with respect to each distinctive component of executive compensation for the Company’s NEOs.

(a) Annual Base Salary. Because the Company was not yet profitable in early 2006, the Compensation Committee did not increase the annual base salaries that the NEOs received from the levels that were in effect in 2005.

(b) Bonus. The NEOs actual bonus for 2006 is reported under the column “Non-Equity Incentive Plan Compensation” on the Summary Compensation Table – 2006 that follows. The NEOs met or exceeded their target bonus amounts based on the Company’s financial performance in 2006. Their target bonus amounts as a percentage of base salary for the year were as follows: 100% for Mr. Silton, 27% for Mr. Valenzuela, 56% for each of Messrs. Hauptmeier and Langer, and 41% for Mr. Haselden. Their actual bonus amounts as a percentage of base salary for the year were as follows (excluding amounts paid in bonus in the first quarter of 2006 but earned in 2005): 113% for Mr. Silton, 30% for Mr. Valenzuela, 55% for Mr. Hauptmeier, 57% for Mr. Langer and 64% for Mr. Haselden. Specifically, the bonuses for the CFO and CEO arose from the following determinants that applied equally to both of them: 50% based on the Company’s achievement of quarterly revenue targets; 25% based on the Company’s achievement of quarterly net income targets, and 25% based on the Company’s achievement of annual net income targets. For our other NEOs, the bonuses arose from the following determinants that applied equally to all of them: 33.33% based on achievement of group quarterly revenue targets; 33.33% based on the achievement of quarterly group contribution margin targets and 33.33% based on the Company’s achievement of quarterly net income targets. The differences between their relative bonus amounts for 2006 occurred as a result of their respective target bonus amounts and achievement of specific group goals.

(c) Restricted Stock Awards and Stock Options. When the Compensation Committee made restricted stock and stock option awards on November 20, 2006, the award levels reflected the desirability of providing NEOs with significant equity-based incentives that aligned their financial interests with those of stockholders, by using a four-year vesting schedule to serve as a retention incentive.

(d) Perquisites and Post-Employment Benefits. The Compensation Committee did not make affirmative perquisite or post-employment benefit decisions in 2006, with the Company providing perquisites honoring past obligations and maintaining post-employment benefits under its existing employment-related agreements with the NEOs.

(e) Financial Accounting Considerations. The relative expense associated with stock option and restricted stock awards factored into the Compensation Committee’s decision to consider restricted stock awards in addition to stock options, because of the volatility of the Company’s common stock and the resulting FAS123R stock option expense attached to stock options. The Compensation Committee feels that the option value for purposes of computing the FAS123R expense attached to stock options is disproportionately high, and that restricted stock provides NEOs with an appropriate long term incentive.

(f) Tax Considerations. Section 162(m) of the Code imposes a limitation on the deductibility for federal income tax purposes of compensation exceeding $1.0 million paid to certain executive officers. Compensation above

$1.0 million is not subject to the limitation if it is “performance-based compensation” within the meaning of the Code. The Company anticipates that any compensation deemed paid by it (whether by the disqualifying disposition of incentive stock options or the exercise of non-statutory stock options) in connection with options with exercise prices equal to the fair market of option shares on the grant date will qualify as performance-based compensation for purposes of Section 162(m) and will not have to be taken into account for purposes of the $1 million limitation per covered individual. Because all compensation paid to the executive officers has not approached the 162(m) limitation, the Compensation Committee has not had to use any of the available exemptions from the deduction limit.

Going forward, the Compensation Committee remains aware of the Code section 162(m) and 409A limitations and the available exemptions and special rules, and will address the issue of 162(m) deductibility and 409A compliance when and if circumstances warrant the use of such exemptions or other considerations.

Compensation Committee Report. The Compensation Committee has reviewed the Compensation Discussion and Analysis with management, and recommends to the Board of Directors that it be included in the Company’s annual report on Form 10-K and the Company’s proxy statement.

Robert Leff

Bradford Peppard

Compensation Earned

The table below summarizes the compensation paid by the Company to the CEO, CFO and other named executive officers for the fiscal year ended December 31, 2006.

Summary Compensation Table—2006

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Volume and NQ DC Earnings ($)	All Other Compensation ($)(4)	Total ($)
Michael Silton President, Chief Executive Officer and Director	2006	275,000	—	20,875	57	309,875	—	48,878	654,685
Steve Valenzuela Vice President, Chief Financial Officer and Corporate Secretary	2006	225,000	—	14,233	5,895	67,610	—	28,561	341,299
Robert Langer General Manager	2006	160,000	—	5,693	1,415	90,515	—	6,578	264,201
Ritch Haselden General Manager	2006	160,000	—	3,795	1,415	102,221	—	9,167	276,598
Clinton Hauptmeier General Manager	2006	160,000	—	3,795	1,415	87,653	—	6,142	259,005

(1)	Salary is reported based on the amount earned for the calendar year.
(2)	Bonus relates to discretionary compensation, which was not awarded in 2006. Our named executive officers received non-equity incentive plan compensation which is based on a measurable attainment schedule. This report excludes the non-equity quarterly and annual incentive bonus payments made in February 2006 that were earned in 2005 as follows: Michael Silton ($78,714), Steve Valenzuela ($8,945), Robert Langer ($16,250), Ritch Haselden ($17,062), and Clinton Hauptmeier ($11,962).
(3)	Stock and option award amounts in this table relate to the accounting expense for unvested options and restricted stock awards in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)), which requires the expensing of equity stock awards.

(4)	All other compensation includes auto allowance, company-paid medical and other insurance benefits, 401(k) matching and professional services paid on behalf of the named executive officers listed above. None of these amounts exceeded $25,000 (or 10% of the total reported in this column, if greater).

Grants of Plan-Based Awards

The table below details the incentive compensation plan awards available to our CEO, CFO and other named executive officers as of December 31, 2006 and January 1, 2007.

Grants of Plan-Based Awards

	Grant Date	Estimated Possible Payouts Under Non-equity Incentive Plan Awards			Stock Awards (#)(2)(4)	Option Awards (#)(3)(4)	Exercise Price of Option Awards ($/share)	Grant Fair Value of Option Awards ($/share)	Repriced or Materially Modified Options or Shares ($/share)
Name		Threshold ($)	Target ($)(1)	Maximum ($)
Michael Silton	1/1/07	—	350,000	—	—	—	—	—	—
	11/20/06	—	—	—	110,000	—	—	—	—
Steve Valenzuela	1/1/07	—	129,500	—	—	—	—	—	—
	11/20/06	—	—	—	75,000	—	—	—	—
	11/20/06	—	—	—		50,000	$7.27	$4.40	—
Robert Langer	1/1/07	—	122,400	—	—	—	—	—	—
	11/20/06	—	—	—	30,000	—	—	—	—
	11/20/06	—	—	—	—	12,000	$7.27	$4.40	—
Ritch Haselden	1/1/07	—	93,500	—	—	—	—	—	—
	11/20/06	—	—	—	20,000	—	—	—	—
	11/20/06	—	—	—	—	12,000	$7.27	$4.40	—
Clinton Hauptmeier	1/1/07	—	105,400	—	—	—	—	—	—
	11/20/06	—	—	—	20,000	—	—	—	—
	11/20/06	—	—	—	—	12,000	$7.27	$4.40	—

(1)	The named executive officers listed above were granted awards under non-equity incentive plans that are payable in cash if earned. Payment of these awards is based on the attainment of certain measurable business metrics such as revenue, contribution margin, and net income as defined in each plan. There are no minimums or maximums with regard to these plans; however each plan has an established target for incentive payout.
(2)	Restricted stock grants identified above vest at a rate of 25% per year of service after the award date.
(3)	Each stock option identified above was granted at an exercise price equal to the closing market price of the Company’s common stock on the date on which such grant was approved by the Compensation Committee, and is generally exercisable for a 10-year term and becomes exercisable in a series of installments over a four-year period with 25% vesting on the twelve month anniversary of the initial grant date and the remaining options vesting monthly over thirty-six months, contingent upon the officer’s continued employment with the Company.
(4)	Compensation to be settled in equity in the future as listed above was awarded at the discretion of our Board of Directors. No equity-based incentive compensation awards are available as of December 31, 2006.

Outstanding Equity Awards

This following table sets forth certain information regarding the stock option grants and stock awards to the named executive officers as of the end of 2006.

Outstanding Equity Awards At Fiscal Year-End—2006

	Option Awards					Stock Awards
Name and Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercisable Options Unexercised (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/Share)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Right That Have not Vested ($/Share)
Michael Silton
11/20/06	—	—	—	—	—	110,000	$799,700	—	—
12/29/05	100,000	100,000	—	2.56	12/29/15	—	—	—	—
4/18/05	3,628	3,628	—	2.55	4/18/15	—	—	—	—
4/18/05	26,372	26,372	—	2.55	4/18/15	—	—	—	—
6/21/04	3,272	3,272	—	10.20	6/21/14	—	—	—	—
6/21/04	18,125	18,125	—	10.20	6/21/14	—	—	—	—
6/21/04	8,603	8,603	—	10.20	6/21/14	—	—	—	—
7/25/02	40,000	40,000	—	1.15	7/25/10	—	—	—	—
7/25/02	25,001	25,001	—	1.15	7/25/10	—	—	—	—
7/25/02	54,999	54,999	—	1.15	7/25/10	—	—	—	—

Steve Valenzuela
11/20/2006	—	—	—	—	—	75,000	$545,250	—	—
11/20/2006	—	50,000	—	7.27	11/20/2016	—	—	—	—
11/21/2005	26,979	26,979	—	2.50	11/21/2015	—	—	—	—
11/21/2005	8,021	8,021	—	2.50	11/21/2015	—	—	—	—
4/18/2005	18,995	18,995	—	2.55	4/18/2015	—	—	—	—
4/18/2005	6,005	6,005	—	2.55	4/18/2015	—	—	—	—
9/30/2004	12,500	12,500	—	8.00	9/30/2014	—	—	—	—
9/30/2004	11,250	11,250	—	8.00	9/30/2014	—	—	—	—
9/30/2004	36,250	36,250	—	8.00	9/30/2014	—	—	—	—

Robert Langer
11/20/2006	—	—	—	—	—	30,000	$218,100	—	—
11/21/2005	25,000	25,000	—	2.50	11/21/2015	—	—	—	—
6/20/2005	29,537	29,537	—	2.70	6/20/2015	—	—	—	—
6/20/2005	12,963	12,963	—	2.70	6/20/2015	—	—	—	—
11/20/2006	—	12,000	—	7.27	11/20/2016	—	—	—	—

Ritch Haselden
11/20/2006	—	—	—	—	—	20,000	$145,400	—	—
11/21/2005	5,727	5,727	—	2.50	11/21/2015	—	—	—	—
11/21/2005	14,273	14,273	—	2.50	11/21/2015	—	—	—	—
7/18/2005	14,000	14,000	—	2.90	7/18/2015	—	—	—	—
11/20/2006	—	12,000	—	7.27	11/20/2016	—	—	—	—

Clinton Hauptmeier
11/20/2006	—	—	—	—	—	20,000	$145,400	—	—
11/21/2005	25,000	25,000	—	2.50	11/21/2015	—	—	—	—
2/21/2005	25,000	25,000	—	2.60	2/21/2015	—	—	—	—
6/20/2005	10,000	10,000	—	2.70	6/20/2015	—	—	—	—
7/18/2005	12,241	12,241	—	2.90	7/18/2015	—	—	—	—
7/18/2005	2,759	2,759	—	2.90	7/18/2015	—	—	—	—
11/20/2006	—	12,000	—	7.27	11/20/2016	—	—	—	—

Option Exercises and Stock Vested

The table below summarizes all stock options exercised and value realized upon exercise by our CEO, CFO and other named executive officers during the year ended December 31, 2006. No stock awards granted in 2006 held by our named executive officers vested during the fiscal year ended December 31, 2006.

Option Exercises and Stock Vested—2006

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael Silton	—	—	—	—
Steve Valenzuela	—	—	—	—
Robert Langer	7,500	$30,756	—	—
Ritch Haselden	7,080	$31,331	—	—
Clinton Hauptmeier	—	—	—	—

Director Compensation

The table below summarizes the compensation paid by the Company to non-employee Directors for the year ended December 31, 2006.

Director Compensation Table—2006

Name and Title	(1) Fees Earned or Paid in Cash ($)	(2) Stock Awards ($)	(2) Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non Qualified Deferred Compensation	All Other Compensation ($)	Total ($)
Alok Mohan, Chairman	50,671	5,883	5,032	—	—	—	61,586
Robert Leff, Director	27,813	—	2,549	—	—	—	30,362
Brad Peppard, Director	26,000	—	2,842	—	—	—	28,842
Mitchell Levy, Director	24,000	—	2,842	—	—	—	26,842

(1)	Includes retainer fees as applicable to each director’s position on the board and their participation in additional committees as well as any reimbursement for travel or other fees.
(2)	Stock and option awards relate to the accounting expense for unvested options and restricted stock awards in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)), which requires the expensing of equity stock awards. As board chairman, Mr. Mohan was awarded 31,000 shares of nonvested restricted stock on November 20, 2006, which vest annually over four years beginning on November 20, 2007. Option expense for all directors relates to grants made prior to 2006. No option awards were awarded to the directors during 2006.

Other Potential Post-Employment Benefits

We have employment contracts with our CEO, CFO and other named executive officers. In the event of their termination, we may be required to make compensation payments and other benefits.

Value of Amounts Payable
Name, Principal Position and Reasons for Potential Payments	Cash Severance ($)			Equity Awards ($)			Employer- Paid Health Insurance ($)
Michael Silton, President, Chief Executive Officer and Director
For Cause			—			—			—
Voluntary Resignation			—			—			—
Death			—			—			—
Disability			—			—			—
Retirement			—			—			—
Without Cause	(a	)	875,000	(b	)	235,995	(c	)	10,695
Good Reason			—			—			—
Change in Control:
Without Cause	(a	)	875,000	(d	)	778,825	(c	)	10,695
Good Reason			—			—			—

Steve Valenzuela, Vice President, Finance, Chief Financial Officer and Corporate Secretary
For Cause			—			—			—
Voluntary Resignation			—			—			—
Death			—			—			—
Disability			—			—			—
Retirement			—			—			—
Without Cause	(e	)	291,375	(f	)	137,313	(g	)	10,260
Good Reason			—			—			—
Change in Control:
Without Cause	(e	)	291,375	(h	)	744,998	(g	)	10,260
Good Reason			—			—			—

Robert Langer, General Manager
For Cause			—			—			—
Voluntary Resignation			—			—			—
Death			—			—			—
Disability			—			—			—
Retirement			—			—			—
Without Cause	(i	)	97,467	(j	)	21,512	(k	)	3,736
Good Reason			—			—			—
Change in Control:
Without Cause	(l	)	146,200	(m	)	263,762	(n	)	5,604
Good Reason			—			—			—

Ritch Haselden, General Manager
For Cause			—			—			—
Voluntary Resignation			—			—			—
Death			—			—			—
Disability			—			—			—
Retirement			—			—			—
Without Cause	(q	)	56,667			—			—
Good Reason	(q	)	56,667			—			—
Change in Control:
Without Cause			—			—			—
Good Reason			—			—			—

	Value of Amounts Payable
Name, Principal Position and Reasons for Potential Payments	Cash Severance ($)			Equity Awards ($)	Employer- Paid Health Insurance ($)
Clinton Hauptmeier, General Manager
For Cause	(o	)	14,167	—			—
Voluntary Resignation			—	—			—
Death	(p	)	42,500	—			—
Disability			—	—			—
Retirement			—	—			—
Without Cause	(q	)	56,667	—			—
Good Reason	(q	)	56,667	—			—
Change in Control:
Without Cause	(r	)	85,000	—	(n	)	5,604
Good Reason	(q	)	56,667	—			—

(a)	Calculated as 1.25 times annual target base and bonus compensation.
(b)	15 months of continued vesting and 123(R) expense for all outstanding options.
(c)	15 months of continued health insurance premiums.
(d)	The remaining 123(R) expense to be amortized upon immediate vesting of all outstanding options and restricted shares.
(e)	75% of annual target base and bonus cash compensation.
(f)	9 months of continued vesting and 123(R) expense for all outstanding options and restricted shares.
(g)	9 months of continued health insurance premiums.
(h)	The remaining 123(R) expense to be amortized upon immediate vesting of all outstanding options and restricted shares.
(i)	4 months of the annual target base and bonus cash compensation.
(j)	4 months of continued vesting and 123(R) expense for all outstanding options and restricted shares.
(k)	4 months of continued health insurance premiums.
(l)	6 months of the annual target base and bonus cash compensation.
(m)	vesting of all outstanding options and restricted shares.
(n)	6 months of continued health insurance premiums.
(o)	1 month of annual salary if terminated for cause other than uncured performance breach.
(p)	3 months of base salary payable upon death.
(q)	4 months of base salary payable upon Company initiated termination without cause or for employee initiated termination for good reason.
(r)	6 months of annual salary.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Company’s Board of Directors currently consists of non-employee directors Robert Leff and Bradford Peppard. None of the Company’s executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the Company’s Board of Directors or Compensation Committee. No current member of the Company’s Compensation Committee has ever been an officer or employee of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2006 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including our 2003 Stock Option Plan and our 1999 Employee Stock Purchase Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	1,715,486	$4.20	1,027,779	(1)

(1)	Includes 506,744 shares of our common stock remaining available for future issuance under our 2003 Stock Plan, and 521,035 shares of our common stock remaining available for future issuance under our 1999 Employee Stock Purchase Stock Plan, all as of December 31, 2006.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of February 20, 2007, regarding the ownership of our common stock by (i) each person, to our knowledge, who is known by us to beneficially own more than five percent of our common stock, (ii) each named executive officer, (iii) each of our company’s directors, and (iv) all of our company’s directors and executive officers as a group. This table lists applicable percentage ownership based on 15,164,067 shares of common stock outstanding as of February 20, 2007. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Shares subject to options or warrants that are exercisable currently or within 60 days of February 20, 2007, are deemed to be outstanding and beneficially owned by the person for the purpose of computing share and percentage ownership of that person. They are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them. Unless otherwise indicated, all addresses for the stockholders set forth below is c/o Rainmaker Systems, Inc., 900 East Hamilton Avenue, Suite 400, Campbell, California 95008.

Name of Beneficial Owner	Number of Shares Beneficially Owned (Including the Number of Shares Shown in the Second Column)	Number of Shares Owned as a Result of Options and Warrants Exercisable Within 60 Days of February 20, 2007	Percentage of Shares Outstanding
Michael Silton	1,550,009	282,000	10.0%
Diker GP, L.L.C. (1)	1,482,717	130,611	9.7
Fort Mason Capital, LLC (2)	778,106	433,333	5.0
Peter Lynch (3)	755,425	—	5.0
Alok Mohan	227,151	143,333	1.5
Steve Valenzuela	201,111	120,667	1.3
Robert Leff (4)	173,121	81,833	1.1
Clinton Hauptmeier	129,066	75,067	*
Robert Langer	102,611	68,167	*
Kenneth Forbes (5)	83,392	—	*
Bradford Peppard	61,122	47,833	*
Ritch Haselden	55,500	34,000	*
Mitchell Levy (6)	51,356	46,833	*
All directors and officers as a group (10 persons)	2,634,439	899,733	16.4

*	Less than 1%

(1)	Beneficial and percentage ownership information is based on information contained in Amendment No. 2 to Schedule 13G filed with the SEC on February 12, 2007 by Diker GP, L.L.C. on behalf of itself and affiliated persons and entities.
(2)	Beneficial and percentage ownership information is based on information contained Amendment No. 1 to Schedule 13G filed with the SEC on February 12, 2007 by Fort Mason Capital, LLC on behalf of itself and affiliated persons and entities.
(3)	Beneficial and percentage ownership information is based on information contained in Amendment No. 2 to Schedule 13G filed with the SEC on January 11, 2007 by Peter S. Lynch on behalf of himself and affiliated persons and entities.
(4)	Includes 400 shares owned by Mr. Leff’s wife.
(5)	Common stock holdings include 67,544 shares (20,000 of which are restricted shares) held by Mr. Forbes and 15,848 shares held by Business Telemetry, Inc., of which Mr. Forbes is a shareholder.
(6)	Includes 2,100 shares owned by Mr. Levy’s wife.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Chairman of our Board of Directors also serves on the board of directors of Saama Technologies, a technology services firm. During the year ended December 31, 2006, we paid Saama Technologies $150,000 for technology services. We continue to utilize their services and may expand the scope of Saama Technologies’ engagement.

Although no formal written policy is in place, our Board of Directors is responsible for reviewing and approving the terms and conditions of all significant related party transactions.

Director Independence

The Board of Directors has determined that each of Messrs. Leff, Levy, Mohan and Peppard is “independent,” as that term is defined by applicable rules of the SEC and the Nasdaq Global Market.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

For the fiscal years ended December 31, 2006 and December 31, 2005, BDO Seidman, LLP, our independent registered public accounting firm, billed the approximate fees set forth below:

Audit Fees

Aggregate fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements, reviews of the interim condensed consolidated financial statements included in quarterly filings, and services that are normally provided by BDO Seidman, LLP in connection with statutory and regulatory filings or engagements, except those not required by statute or regulation. Aggregate fees billed for audit services were $401,668 and $372,610 for the years ended December 31, 2006 and December 31, 2005, respectively.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations, due diligence and audits in connection with acquisitions, and consultations concerning financial accounting and reporting standards. Aggregate fees billed for audit-related services rendered during the years ended December 31, 2006 and December 31, 2005 were $29,618 and $184,611, respectively, including $126,022 in fees billed during 2005 for an audit performed in connection with an acquisition.

Tax Fees

Tax fees consist of fees billed for professional services rendered for state and federal tax compliance and advice, and tax planning. Aggregate fees billed for tax services rendered during the years ended December 31, 2006 and December 31, 2005 were $39,904 and $40,990, respectively.

All Other Fees

None.

All engagements for services by BDO Seidman, LLP or other independent registered public accountants are subject to prior approval by the Audit Committee; however, de minimis non-audit services may instead be approved in accordance with applicable SEC rules. The prior approval of the Audit Committee was obtained for all services provided by BDO Seidman, LLP for the fiscal years ended December 31, 2006 and December 31, 2005.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1. Financial Statements

See Item 8 for a list of financial statements filed herein.

2. Financial Statement Schedules

See Item 8 for a list of financial statement schedules filed. All other schedules have been omitted because they are not applicable or the required information is shown elsewhere in the Financial Statements or notes thereto.

3. Exhibit Index:

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

3.1(1)	Bylaws of Rainmaker Systems, Inc.

3.2(1.1)	Restated Certificate of Incorporation of Rainmaker Systems, Inc.

4.1(1)	Specimen certificate representing shares of common stock of Rainmaker Systems, Inc.

4.2(20)	Purchase Agreement dated as of February 19, 2004, by and among Rainmaker Systems, Inc. and the purchasers set forth on the signature pages thereto.

4.3(21)	Stock Purchase Agreement dated as of June 10, 2004, by and among ABS Capital Partners III, L.P., Tarentella, Inc., Rainmaker Systems, Inc., and the purchasers identified on the schedule thereto.

4.4(22)	Registration Rights Agreement dated as of June 10, 2004, by and among ABS Capital Partners III, L.P., Tarentella, Inc., Rainmaker Systems, Inc., the purchasers identified on the schedule thereto and SDS Capital Group SPC, Ltd.

4.5(29)	Form of Stock Purchase Agreement dated as of June 15, 2005, by and among Rainmaker Systems, Inc., and the purchasers identified on the signature page thereto.

4.6(30)	Form of Registration Rights Agreement dated as of June 15, 2005, by and among Rainmaker Systems, Inc. and the purchasers identified on the signature page thereto.

4.7(38)	Securities Purchase Agreement dated February 7, 2006, by and among the Company and the investors party thereto.

4.8(39)	Securities Purchase Agreement dated February 7, 2006, by and among the Company and the investors party thereto.

10.1(1)	Form of Indemnification Agreement.

10.2(1)	1999 Stock Incentive Plan.

10.3(1)	1999 Stock Purchase Plan.

10.4(2)	Form of Notice of Grant of Stock Option.

10.5(3)	Form of Stock Option Agreement.

10.6(5)†	Internet Applications Division (IAD) Reseller Agreement dated March 22, 1999 between Sybase, Inc. and Rainmaker Systems, Inc.

10.7(6)†	Amendment No. 1, dated February 5, 2001, to Internet Applications Division (IAD) Reseller Agreement dated March 22, 1999 between Sybase, Inc. and Rainmaker Systems, Inc.

10.8(7)†	Non Technical Services Agreement, dated April 6, 2001 between Rainmaker Systems, Inc. and International Business Machines Corporation.

10.9(8)†	Master Agreement, dated May 4, 2001, between Rainmaker Systems, Inc. and Caldera International, Inc.

10.10(4)	Option Exchange Offer, dated November 30, 2001.

10.11(9)†*	Employment Agreement with Michael Silton, dated January 1, 2001.

10.12(10)†	Master Services Agreement dated December 19, 2001 between Rainmaker Systems, Inc. and Dell Products L.P.

10.13(32)†	Services Sales Outsourcing Partner Agreement dated September 25, 2000, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.14(13)†	Services Sales Outsourcing Partner Agreement, Amendment No. 1 dated January 2, 2001, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.15(13)†	Schedule 4, Operational Plan/Business Rules Document to Service Sales Outsourcing Partner Agreement dated September 25, 2000, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.16(13)†	Services Sales Outsourcing Partner Agreement dated August 1, 2002, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.17(13)†	Business Rules Approval dated September 5, 2002, between Rainmaker Systems, Inc. and Hewlett-Packard Company (amend/adds to Exhibit 10.23).

10.18(13)†	Amendment to Internet Applications Division (IAD) Reseller Agreement and Outsourcing Addendum dated June 12, 2002, between Rainmaker Systems, Inc. and Sybase, Inc.

10.19(14)	Form of Ethics Policy for financial executives.

10.20(15)	Amendment to Statement of Work dated January 16, 2003, between Rainmaker Systems, Inc. and Dell Products, L.P (amends/adds to the Master Services Agreement dated December 19, 2001, filed as Exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on May 3, 2002).

10.21(15)	Schedule A Statement of Work dated January 16, 2003, between Rainmaker Systems, Inc. and Dell Products, L.P (amends/adds to the Master Services Agreement dated December 19, 2001, filed as Exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on May 3, 2002).

10.22(15)	Business Rules Approval dated February 6, 2003, between Rainmaker Systems, Inc. and Hewlett-Packard Company (amends/adds to Schedule 4, Operational Plan/Business Rules Document to Service Sales Outsourcing Partner Agreement dated September 25, 2000, filed as Exhibit 10.23 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on November 14, 2002).

10.23(16)	Statement of Work for IBM ServicePac Sales Under IBM Non-Technical Service Agreement #4901AD0002 between International Business Machines and Rainmaker Systems, Inc. dated June 16, 2003 (amends/adds to the IBM Non-Technical Service Agreement #4901AD0002 dated April 6, 2001 filed as Exhibit 10.27 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on August 10, 2001).

10.24(17)	2003 Stock Incentive Plan.

10.25(18)	Addendum to Schedule A to Statement of Work dated August 27, 2003, between Rainmaker Systems, Inc. and Dell Products, L.P. (amends/adds to the Master Services Agreement dated December 19, 2001, filed as Exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on May 3, 2002).

10.26(18)	Schedule B to Statement of Work dated August 27, 2003, between Rainmaker Systems, Inc. and Dell Products, L.P. (amends/adds to the Master Services Agreement dated December 19, 2001, filed as Exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on May 3, 2002).

10.27(23)†	Master Services Agreement and accompanying Statement of Work dated April 22, 2004 between Rainmaker Service Sales, Inc. and Sony Electronics Inc.

10.28(24)	Agreement and Plan of Merger, dated as of February 8, 2005, by and among Rainmaker Systems, Inc., CW Acquisition, Inc., Quarter End, Inc., the individuals listed on Exhibit A thereto and Jeffrey T. McElroy.

10.29(25)	Business Loan Agreement and Commercial Security Agreement, entered into February 8, 2005 and dated as of February 2, 2005 between Rainmaker Systems, Inc. and Bridge Bank, N.A.

10.30(26)*	Amendment of Employment Agreement between Rainmaker Systems, Inc. and Michael Silton dated February 24, 2005.

10.31(27)*	Amendment of Employment Agreement between Rainmaker Systems, Inc. and Martin Hernandez dated February 24, 2005.

10.32(28)*	Employment Agreement between Rainmaker Systems, Inc. and Steve Valenzuela dated February 24, 2005.

10.33(31)	Asset Purchase Agreement, dated as of July 1, 2005, by and among Rainmaker Systems, Inc., Sunset Direct, Inc., Launch Project LLC, The Members Identified on the signature page thereto, and Chad Nuss, as Representative.

10.34(32)	Business Loan Agreement, entered into and dated as of June 14, 2005 between Rainmaker Systems, Inc. and Bridge Bank, N.A.

10.35(33)	Business Loan Agreement (Asset Based) and Change in Terms Agreement, entered into and dated as of June 14, 2005 between Rainmaker Systems, Inc. and Bridge Bank, N.A.

10.36(34)	Fifth Amendment to Lease entered into June 1, 2005 between HUB Properties Trust and Sunset Direct, Inc.

10.37(35)	Guaranty entered into June 1, 2005 between HUB Properties Trust and Rainmaker Systems, Inc.

10.38(36)	Lease Agreement, dated as of July 19, 2005, by and between Rainmaker Systems, Inc., and OTR, an Ohio general partnership, as Nominee of The State Teachers Retirement Board of Ohio, a statutory organization created by the laws of Ohio.

10.39(40)	Business Loan Agreement (Asset Based) and Change in Terms Agreement, each dated as of December 16, 2005 between Rainmaker Systems, Inc. and Bridge Bank, N.A.

10.40(41)†	Amendment, entered as of April 1, 2006, modifying the Master Services Agreement, executed on December 19, 2001 by and between Rainmaker Systems, Inc. and Dell Products LP.

10.41(42)	Sixth Amendment to Lease entered into March 27, 2006 between HUB Properties Trust and Sunset Direct, Inc.

10.42(43)*	Executive Employment Agreement, dated as of May 12, 2006, by and among Rainmaker Systems, Inc. and Kenneth S. Forbes, III.

10.43(44)	Asset Purchase Agreement, dated as of May 12, 2006, by and among Rainmaker Systems, Inc., Business Telemetry, Inc., The Shareholders identified on the signature page thereto, and Kenneth S. Forbes, III, as Representative.

10.44(45)	Change in Terms Agreements and Modification to Business Loan Agreement, each dated as of July 6, 2006 between Rainmaker Systems, Inc. and Bridge Bank, N.A.

10.45(46)	Asset Purchase Agreement by and among Rainmaker Systems, Inc., ViewCentral, Inc., certain shareholders of ViewCentral and Dan Tompkins, as representative.

10.46(47)††	Standard Services Agreement dated November 6, 2006 between Rainmaker Systems, Inc. and Hewlett Packard Company, a Delaware corporation.

10.47(48)	First Amendment to Office Lease dated November 3, 2006, executed on November 13, 2006, between OTR and Rainmaker Systems, Inc.

14(19)	Code of Business Conduct and Ethics.

21.1	List of Subsidiaries.

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

23.2(49)	Consent of legal counsel or company.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by Rainmaker (Reg. No. 333-86445).
(1.1)	Incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed by Rainmaker on April 21, 2006.
(2)	Incorporated by reference to exhibit number 99.2 to the Registration Statement on Form S-8 filed by Rainmaker (Reg. No. 333-91095).
(3)	Incorporated by reference to exhibit number 99.3 to the Registration Statement on Form S-8 filed by Rainmaker (Reg. No. 333-91095).
(4)	Incorporated by reference to exhibit (a)(1) to the Tender Offer Statement on Form SC TO-I filed by Rainmaker (Reg. No 005-58179).
(5)	Incorporated by reference to exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker on May 15, 2000.
(6)	Incorporated by reference to exhibit 10.26 to the Report on Form 10-Q filed by Rainmaker on May 2, 2001.
(7)	Incorporated by reference to exhibit 10.27 to the Report on Form 10-Q filed by Rainmaker on August 10, 2001.
(8)	Incorporated by reference to exhibit 10.28 to the Report on Form 10-Q filed by Rainmaker on August 10, 2001.
(9)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-K filed by Rainmaker on March 29, 2002.
(10)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q filed by Rainmaker on May 3, 2002.
(13)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q filed by Rainmaker on November 14, 2002.

(14)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-K Filed by Rainmaker on March 28, 2003.
(15)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q Filed by Rainmaker on May 15, 2003.
(16)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q Filed by Rainmaker on August 14, 2003.
(17)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by Rainmaker on July 23, 2003 (Reg. No. 333-107285).
(18)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q Filed by Rainmaker on November 14, 2003.
(19)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-K Filed by Rainmaker on March 18, 2004.
(20)	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-3 filed by Rainmaker on March 22, 2004.
(21)	Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K Filed by Rainmaker on June 18, 2004.
(22)	Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K Filed by Rainmaker on June 18, 2004.
(23)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q Filed by Rainmaker on August 16, 2004.
(24)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed by Rainmaker on February 11, 2005.
(25)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K Filed by Rainmaker on February 11, 2005.
(26)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed by Rainmaker on February 25, 2005.
(27)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K Filed by Rainmaker on February 25, 2005.
(28)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K Filed by Rainmaker on February 25, 2005.
(29)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed by Rainmaker on June 16, 2005.
(30)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K Filed by Rainmaker on June 16, 2005.
(31)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed by Rainmaker on July 5, 2005.
(32)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed by Rainmaker on July 14, 2005.
(33)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K Filed by Rainmaker on July 14, 2005.
(34)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K Filed by Rainmaker on July 14, 2005.
(35)	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K Filed by Rainmaker on July 14, 2005.
(36)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed by Rainmaker on August 5, 2005.
(37)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K Filed by Rainmaker on December 21, 2005.
(38)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed by Rainmaker on February 10, 2006.
(39)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K Filed by Rainmaker on February 10, 2006.

(40)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed by Rainmaker on December 29, 2005.
(41)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed by Rainmaker on March 13, 2006.
(42)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed by Rainmaker on March 30, 2006.
(43)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K Filed by Rainmaker on May 16, 2006.
(44)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K Filed by Rainmaker on May 16, 2006.
(45)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed by Rainmaker on July 10, 2006.
(46)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed by Rainmaker on September 19, 2006.
(47)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed by Rainmaker on November 13, 2006.
(48)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K Filed by Rainmaker on November 17, 2006.
(49)	Incorporated by reference to Exhibit 23.2 to the Registration Statement on Form S-1 filed by Rainmaker (Reg. No. 333-86445).
†	Confidential treatment has previously been granted by the Commission for certain portions of the referenced exhibit.
††	Confidential treatment has been requested from the Commission for certain portions of the referenced exhibit.
*	Management contracts or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Rainmaker Systems, Inc.

Campbell, California

The audits referred to in our report dated February 22, 2007 relating to the consolidated financial statements of Rainmaker Systems, Inc., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/    BDO SEIDMAN, LLP

San Francisco, California

February 22, 2007

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions *	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2006	$422	$267	$(456)	$233
Year ended December 31, 2005	$208	$321	$(107)	$422
Year ended December 31, 2004	$207	$186	$(185)	$208

*	Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Campbell, State of California, on the 26th day of February 2007.

RAINMAKER SYSTEMS, INC.

By:	/s/ MICHAEL SILTON
Michael Silton, President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ STEVE VALENZUELA
Steve Valenzuela, Vice President, Finance, Chief Financial Officer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ ALOK MOHAN
Alok Mohan, Chairman of the Board

By:	/s/ ROBERT LEFF
Robert Leff, Director

By:	/s/ MITCHELL LEVY
Mitchell Levy, Director

By:	/s/ BRADFORD PEPPARD
Bradford Peppard, Director