Form 10-Q
period 2007-03-31
RAINMAKER SYSTEMS INC
filed 2007-05-14
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2007

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

As of April 30, 2007, the registrant had 18,688,312 shares of Common Stock outstanding.

RAINMAKER SYSTEMS, INC.

FORM 10-Q

AS OF MARCH 31, 2007

PART I.—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$19,581	$21,996
Restricted cash	276	315
Accounts receivable, less allowance for doubtful accounts of $ 223 at March 31, 2007 and $233 at December 31, 2006	18,366	13,547
Prepaid expenses and other current assets	2,305	1,172

Total current assets	40,528	37,030
Property and equipment, net	5,320	4,293
Intangible assets, net	6,161	5,604
Goodwill	8,431	7,006
Other noncurrent assets	371	325

Total assets	$60,811	$54,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,829	$22,522
Accrued compensation and benefits	2,228	1,979
Other accrued liabilities	2,370	2,368
Deferred revenue	3,814	3,457
Current portion of capital lease obligations	—	2
Current portion of notes payable	2,084	1,500

Total current liabilities	36,325	31,828
Deferred tax liability	98	43
Long term deferred revenue	260	268
Notes payable, less current portion	1,458	417

Total liabilities	38,141	32,556

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 15,199,516 shares outstanding at March 31, 2007 and 15,088,294 shares outstanding at December 31, 2006	15	15
Additional paid-in capital	81,698	81,265
Accumulated deficit	(59,023)	(59,578)
Accumulated other comprehensive loss	(20)	—

Total stockholders’ equity	22,670	21,702

Total liabilities and stockholders’ equity	$60,811	$54,258

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net revenue	$16,265	$11,070
Cost of services	8,328	5,498

Gross margin	7,937	5,572

Operating expenses:
Sales and marketing	1,690	732
Technology and development	2,355	1,221
General and administrative	2,198	2,070
Depreciation and amortization	1,140	696

Total operating expense	7,383	4,719

Operating income	554	853
Interest and other income, net	129	21

Income before income tax expense	683	874
Income tax expense	128	54

Net income	$555	$820

Basic income per share	$0.04	$0.07

Diluted income per share	$0.03	$0.06

Weighted average common share
Basic	14,678	12,496

Diluted	16,490	13,068

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income	$555	$820
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	497	461
Amortization of intangible assets	643	235
Stock-based compensation expense	314	14
Provision for allowances for doubtful accounts	64	89
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(4,098)	(1,780)
Prepaid expenses and other assets	(808)	(8)
Accounts payable	3,143	3,162
Accrued compensation and benefits	208	76
Other accrued liabilities	(304)	(31)
Deferred tax liability	55	—
Deferred revenue	179	301

Net cash provided by operating activities	448	3,339

Investing activities:
Purchases of property and equipment	(1,113)	(658)
Restricted cash, net	39	106
Acquisition of business, net of cash acquired	(1,510)	—

Net cash used in investing activities	(2,584)	(552)

Financing activities:
Proceeds from issuance of common stock from option exercises	65	63
Proceeds from issuance of common stock from warrant exercises	54	—
Net proceeds from issuance of common stock and warrants from private placement	—	5,312
Principal payment of notes payable	(375)	(2,376)
Principal payment of financing arrangements	—	(100)
Principal payment of capital lease obligations	(2)	(59)

Net cash (used in) provided by financing activities	(258)	2,840

Effect of exchange rate changes on cash:	(21)	—

Net (decrease) increase in cash and cash equivalents	(2,415)	5,627

Cash and cash equivalents at beginning of period	21,996	9,746

Cash and cash equivalents at end of period	$19,581	$15,373

Supplement disclosures of cash flow information:
Cash paid for interest	$54	$79

Cash paid for taxes	$32	$—

Supplemental non-cash investing and financing activities:
Issuance of notes payable for acquisition of assets	$2,000	$—

See accompanying notes.

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

The results of our operations for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the year ending December 31, 2007, or any other period. These condensed consolidated financial statements should be read in conjunction with Rainmaker’s financial statements and notes thereto included in Rainmaker’s Annual Report on Form 10-K for the year ended December 31, 2006. Balance sheet information as of December 31, 2006 has been derived from the audited financial statements for the year then ended.

Certain amounts reported in the accompanying financial statements for 2006 have been reclassified to conform to the 2007 presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit.

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

We operate in one business as determined by revenue generated from sales and marketing solutions. Our operations are principally conducted within the United States of America where we perform services on behalf of our clients to customers who are almost entirely located in North America. We have contracted with third parties on behalf of our clients to perform marketing services in Europe and Asia.

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

Included in cash and cash equivalents is $1.75 million of unrestricted cash which must be maintained on deposit with a lending institution as required under the loan agreement with the lender.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our client’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At March 31, 2007 and December 31, 2006, our allowance for potentially uncollectible accounts was $223,000 and $233,000, respectively.

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

Revenue Recognition and Presentation

Substantially all of our revenue is generated from the sale of service contracts and maintenance renewals, lead development services and software subscriptions for hosted Internet sales of web based training. We recognize revenue from the sale of our clients service contracts and maintenance renewals under the provisions of Staff Accounting Bulletin (SAB) 104, Revenue Recognition and on the “net basis” in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from a client’s customer is received; the service contract or maintenance agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain unfulfilled. Revenue from lead development services we perform is recognized as the services are accepted and is generally earned ratably over the service contract period. Some of our lead development service revenue is earned when we achieve certain attainment levels and is recognized upon customer acceptance of the service. We earn revenue from our software application subscriptions of hosted online sales of web based training ratably over each contract period, having considered EITF 00-03: Application of AICPA SOP 97-2, Software Revenue Recognition, to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware, which distinguishes hosting services that might fall under the scope of SOP 97-2: Software Revenue Recognition. Since these software subscriptions are usually paid in advance, we have recorded a deferred revenue liability on our balance sheet that represents the prepaid portions of subscriptions that will be earned over the next one to two years. We generally do not enter into multiple-element revenue arrangements with our clients.

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

Income Taxes

We account for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Accordingly, our deferred tax asset is subject to a 100% valuation allowance and therefore is not recorded on our balance sheet as an asset. Realization of our deferred tax asset is limited and we may not be able to fully utilize our deferred tax asset to reduce our tax rates. In the three months ended March 31, 2007, we utilized some of our deferred tax asset to reduce our tax expense. Due to operating losses in previous years, we will maintain a 100% valuation allowance on our deferred tax asset until a sustained pattern of operating profits can be established.

Stock-Based Compensation

We report stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Accordingly, we value the portion of the award that is ultimately expected to vest and recognize the expense over service periods associated with the vesting of each award in the Company’s Consolidated Statement of Operations.

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

We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the three months ended March 31, 2007, two clients, Dell and Hewlett-Packard accounted for more than 10% of our net revenue and collectively represented 49% of our revenue with Dell representing 36% of our revenue and Hewlett-Packard, representing 13%. During the three months ended March 31, 2006, these same two clients accounted for more than 10% of our revenue and collectively represented 48% of our net revenue with the largest representing 38% of our net revenue.

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

Related Party Transactions

We have made purchases of computer equipment and services from several vendors including Dell and Hewlett-Packard, our two largest clients. During the three months ended March 31, 2007, we purchased equipment from Dell and Hewlett-Packard totaling $36,000 and $22,000, respectively. For the three months ended March 31, 2006, we purchased $131,000 in equipment from Dell.

The Chairman of our board of directors also serves on the board of Saama Technologies, a technology services firm. During the three months ended March 31, 2007 and 2006, we paid Saama Technologies $80,000 and 37,000, respectively for technology services. We may continue to utilize their services and may expand the scope of Saama Technologies’ engagement in the future.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. We file income tax returns in the federal jurisdiction, certain states and Canada. We believe that our income tax positions would be sustained upon examination by appropriate taxing authorities based on the technical merits of such positions, and therefore have not provided for any unrecognized tax benefits at the adoption date. In general, we remain subject to examination by the Internal Revenue Service beginning with our 2003 tax year, major state income tax jurisdictions beginning with our 2002 tax year, and Canada beginning with our 2007 tax year.

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in Interest and other income (expense), net, in the statement of operations. Interest and penalties are immaterial at the date of adoption of FIN 48.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on the income statement presentation of various types of taxes. The new guidance, Emerging Issues Task Force Issue 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”) applies to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The presentation of taxes within the scope of this issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” The EITF’s decision on gross versus net presentation requires that any such taxes reported on a gross basis be disclosed on an aggregate basis in interim and annual financial statements, for each period for which an income statement is presented, if those amounts are significant. The Company adopted EITF 06-03 effective January 1, 2007. The Company reports revenues net of taxes within the scope of EITF 06-03 and, accordingly, adoption of this issue had no effect on its consolidated financial statements and related disclosures.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We have not yet determined the impact this statement will have on our financial position

3. Net Income Per Share

Basic net income per common share is computed using the weighted-average number of shares of common stock outstanding during the year, less shares subject to repurchase. Diluted earnings per common share also gives effect, as applicable, to the potential dilutive effect of outstanding stock options, using the treasury stock method, and convertible securities, using the if converted method, as of the beginning of the period presented or the original issuance date, if later.

The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Net income	$555	$820

Weighted-average common shares of common stock outstanding – basic	14,678	12,496
Plus: Outstanding dilutive options and warrants outstanding	3,001	1,653
Less: weighted-average shares subject to repurchase	(1,189)	(1,081)

Weighted-average shares used to compute diluted net income per share	16,490	13,068

Basic net income per share	$0.04	$0.07

Diluted net income per share	$0.03	$0.06

4. Acquisitions

CAS Systems Asset Purchase

On January 25, 2007, we and our wholly-owned subsidiary, Rainmaker Systems (Canada) Inc., a Canadian federal corporation, simultaneously entered into and closed two Asset Purchase Agreements (the Purchase Agreements) with CAS Systems, Inc., a California corporation, 3079028 Nova Scotia Company, its wholly-owned Canadian subsidiary (collectively “CAS”) and Barry Hanson, as representative of the shareholders of CAS. The results of CAS’s operations have been included in our consolidated financial statements since that date. CAS increases the scale of our growing lead development operations by adding proven management strength, multiple locations, and an established international presence in Canada. Under the terms of the Purchase Agreements, in exchange for substantially all of the assets of CAS and its Canadian subsidiary, Rainmaker paid a total of $2 million at closing, and will pay an additional $2 million over three years plus interest at a fixed rate of 5.36% per annum. The Purchase Agreements also provide for a potential additional payment of $1 million contingent on attaining certain performance metrics at the end of the 12 months following the acquisition, subject to adjustment. This $1 million of contingent consideration will be recorded as purchase price if and when its payment is determinable beyond a reasonable doubt.

Our acquisition of CAS has been accounted for as a business combination. Assets acquired and liabilities assumed from CAS were recorded at their estimated fair values as of January 25, 2007. The total purchase price was $4.2 million as follows:

(in thousands)
Cash payment for acquisition of CAS	$2,000
Notes Payable for acquisition of CAS	2,000
Acquisition related transaction costs	206

Total purchase price	$4,206

Using the purchase method of accounting, the total purchase price was allocated to CAS’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill, which will be amortized over 15 years for tax purposes. Using the estimated future discounted cash flows from the assets acquired, management performed a valuation and the total purchase price was allocated as follows:

(in thousands)
Cash	$490
Identified tangible assets	1,563
Developed technology	100
Customer relationships	1,100
Goodwill	1,443
Liabilities assumed	(320)
Deferred revenue assumed (1)	(170)

Total purchase price allocation	$4,206

(1)	In accordance with EITF 01-03, Accounting in a Business Combination of Deferred Revenue of an Acquiree we have reduced the carrying value of the deferred revenue by 13.6%, which represents the reduction from carrying value to fair value for the legal performance obligation assumed from CAS.

Amortization of the intangible assets is calculated using an accelerated method for customer relationships that is based on the estimated future cash flows for the relationship, and the straight-line method for the developed technology. The estimated useful life of the amortizable intangible assets acquired is four years for customer relationships and two years for the developed technology. For developed technology and customer relations, we estimated the cash flows associated with the excess earnings the technology and contacts would generate and allocated the present value of those earnings to the asset. We used a discount rate of 23.5%.

ViewCentral Asset Purchase

On September 15, 2006, we closed an Asset Purchase Agreement with ViewCentral, Inc., a California corporation (ViewCentral), and Dan Tompkins as representative of certain shareholders of ViewCentral. The results of ViewCentral’s operations have been included in the consolidated financial statements since that date. Under the terms of the Purchase Agreement, Rainmaker issued 754,968 shares of common stock representing approximately 5.5% of Rainmaker’s 13,845,000 common shares outstanding as of August 31, 2006 and assumed certain liabilities of ViewCentral under its customer contracts, purchase orders and office lease in exchange for substantially all of ViewCentral’s assets. In connection with the acquisition, ViewCentral’s employees became employees of Rainmaker. In connection with their employment, Rainmaker awarded a total of 28,976 shares of restricted stock of Rainmaker that will be earned by each employee over one or two years of continued employment. See Note 8 for further discussion of the restricted stock awarded to the former ViewCentral employees. The estimated value of the 754,968 shares issued was $4.4 million computed at a share price of $5.88 which is the average closing price for the period from September 15, 2006 through September 21, 2006.

Our acquisition of ViewCentral has been accounted for as a business combination. Assets acquired and deferred revenue assumed from ViewCentral were recorded at their estimated fair values as of September 15, 2006. The total purchase price was $4.6 million as follows:

(in thousands)
Issuance of 754,968 shares of Rainmaker Common Stock	$4,439
Acquisition related transaction costs	182

Total purchase price	$4,621

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

(in thousands)
Cash	$634
Identified tangible assets	366
Developed technology	920
Customer relationships	2,190
Goodwill	2,851
Deferred revenue assumed (1)	(2,340)

Total purchase price allocation	$4,621

(1)	In accordance with EITF 01-03, Accounting in a Business Combination of Deferred Revenue of an Acquiree we have reduced the carrying value of the deferred revenue by 11.4%, which represents the reduction from carrying value to fair value for the legal performance obligation assumed from ViewCentral.

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

On November 13, 2006, Rainmaker filed a registration statement with the Securities and Exchange Commission with respect to the shares issued to ViewCentral’s shareholders that became effective December 8, 2006. Such shares are initially subject to a contractual prohibition of sale that will be removed as follows: 304,738 of such shares are available for public sale as of March 31, 2007 and the remaining 304,737 of such shares will be available for public sale on September 15, 2007. In addition, approximately 145,493 of the shares of the common stock consideration have been placed in escrow to secure certain customary indemnity obligations under the Purchase Agreement and will not be released until twelve months after the closing, subject to potential post closing adjustments.

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

Rainmaker filed a registration statement with the Securities and Exchange Commission on June 23, 2006 that became effective July 28, 2006 with respect to the shares that were issued to Metrics. Such shares are initially subject to a contractual prohibition of sale that will be removed as follows: as of March 31, 2007, 95,088 shares were available for sale and the remaining 31,696 of such shares will be available for public sale on May 13, 2007. In addition, 31,696 shares of the common stock consideration have been placed in escrow to secure certain customary indemnity obligations under the Purchase Agreement and will not be released until twelve months after the closing, subject to potential post closing adjustments.

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the purchases of assets from ViewCentral and CAS had occurred at the beginning of the periods ended March 31, 2006 and 2007 and assumes the amortization of intangible assets, the effect of compensation expense for the restricted stock awards, the reduction of revenue for the estimated fair value of the legal performance obligation in accordance with the guidance of EITF 01-03, and the tax effect of the aforementioned adjustments (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Pro forma net revenue	$16,784	$13,986

Pro forma net income	$418	$670

Pro forma – basic net income per share	$0.03	$0.05

Pro forma – diluted net income per share	$0.03	$0.05

Pro forma weighted average shares outstanding – basic	14,678	13,251

Pro forma weighted average shares outstanding – diluted	16,497	13,877

The unaudited pro forma information presented above excludes the effects of the Metrics acquisition since the effect of its acquisition on the results of operations was deemed insignificant.

5. Property and Equipment

	Estimated Useful Life	March 31, 2006	December 31, 2006
Property and equipment:

Computer equipment	3 years	$8,178	$7,607
Capitalized software and development	2-5 years	11,923	11,353
Furniture and fixtures	5 years	448	331
Leasehold improvements	Lease term	226	180

		20,775	19,471
Accumulated depreciation and amortization		(15,675)	(15,178)
Construction in process		220	—

Property and equipment, net		$5,320	$4,293

6. Intangible Assets

	Estimated Useful Life	March 31, 2007	December 31, 2006
Intangible assets:
Developed technology	3-5 years	$1,980	$1,880
Customer relations	2-5 years	4,960	3,860

	Estimated Useful Life	March 31, 2007	December 31, 2006
Database	5 years	1,100	1,100
Trade name	10 years	1,100	1,100

		9,140	7,940
Accumulated amortization		(2,979)	(2,336)

Intangibles assets, net		$6,161	$5,604

Future amortization of intangible assets at March 31, 2007 is as follows:

Intangible Amortization
Remainder of 2007	$1,897
Fiscal: 2008	2,130
2009	1,338
2010	443
2011	152
Thereafter	201

Total future amortization	$6,161

7. Stock-Based Compensation Expense

We expense stock-based compensation to the same operating expense categories that the respective award grantee’s salary expense is reported. The table below reflects stock-based compensation expense for the three months ended March 31, 2007 and 2006,(in thousands):

	Three Months Ended March 31,
	2007	2006
Stock based compensation expense included:
Cost of services	$59	$1
Sales and marketing	60	—
Technology	48	2
General and administrative	147	11

	$314	$14

At March 31, 2007, approximately $5.0 million of stock-based compensation relating to unvested awards had not been amortized and will be expensed in future periods through 2010. Under current grants unvested and outstanding, approximately $1.0 million will be expensed in the remainder of 2007 as stock-based compensation.

We calculate the value of our stock option awards when they are granted. Accordingly, we update our valuation assumptions for volatility and the risk free interest rate each quarter that option grants are awarded. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants and possible ranges of estimated forfeiture. During the three months ended March 31, 2007 the valuation assumptions for stock option awards were as follows:

Expected life in years	4.3
Volatility	0.73
Risk-free interest rate	4.7%
Forfeiture Rates:
Four year vesting schedule	5.9%
One to two year vesting schedule	6.1%

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

A summary of activity under our Stock Incentive Plans for the three months ended March 31, 2007 is as follows:

	Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2006	506,744	1,715,486	$4.20
Authorized	600,000	—	—
Granted	(147,500)	147,500	9.5
Restricted Stock Awards	—	(62,000)	—
Exercised	—	(26,718)	2.50
Canceled	8,655	(7,687)	4.44

Balance at March 31, 2007	967,899	1,766,581	$4.48

The following table summarizes the activity with regard to nonvested restricted stock awards during the three months ended March 31, 2007. Nonvested restricted stock awards are issued from the 2003 Stock Incentive Plan and any issuances will reduce the shares available for grant as indicated in the previous table. Nonvested restricted stock awards are valued at the closing price on the date of the grant.

	Number of Shares	Weighted Average Grant Price
Balance at December 31, 2006	368,802	$7.16
Granted	62,000	9.50
Vested	—	—
Exercised	—	—
Forfeited	(968)	5.96

Balance of nonvested shares at March 31, 2007	429,834	$7.53

The total fair value of the unvested restricted stock awards at grant date was $3.2 million. Based on our closing stock price of $8.40, the aggregate intrinsic value of the unvested restricted stock awards at March 31, 2007 was $387,000.

The following table summarizes information about stock options outstanding as of March 31, 2007:

	Options Outstanding				Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 3/30/07 of $8.40	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 3/30/07 of $8.40
$ 1.10 - $ 1.35	125,236	3.32	$1.15	$907,961	125,231	$1.15	$907,928
$ 1.36 - $ 2.29	94,403	5.35	1.59	642,887	94,402	1.59	642,876
$ 2.30 - $ 2.55	336,453	8.31	2.51	1,981,708	336,448	2.51	1,981,679
$ 2.56 - $ 2.80	391,805	8.39	2.60	2,272,469	391,805	2.60	2,272,469
$ 2.81 - $ 3.90	102,520	8.27	2.92	561,812	102,519	2.92	561,806
$ 3.91 - $ 7.70	454,950	9.21	6.61	814,360	44,448	5.70	120,010
$ 7.71 - $13.28	255,894	7.93	9.21	—	170,393	9.07	—
$13.29 - $20.32	5,320	5.72	16.98	—	5,320	16.98	—

$ 1.10 - $20.32	1,766,581	7.99	$4.48	$7,181,197	1,270,566	$3.42	$6,486,768

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on our closing stock price of $8.40 as of March 30, 2007, which would have been received by the option holders had all option holders exercised as of that date.

8. Other Comprehensive Income (Loss)

With the establishment of our Canadian foreign subsidiary and the subsequent purchase of Canadian based assets from CAS on January 25, 2007, we accordingly recorded a foreign currency translation adjustment within other comprehensive income during the three months ended March 31, 2007. The components of comprehensive income were as follows for the periods presented:

	Three Months Ended March 31,
	2007	2006
Net income	$555	$820
Foreign currency translation adjustments	(20)	—

Comprehensive income	535	820

The components of the balance sheet caption accumulated other comprehensive loss are as follows:

	March 31, 2007	December 31, 2006
Foreign currency translation adjustments	$(20)	$—

9. Subsequent Event

On April 25, 2007, we announced that we had closed a public offering of an aggregate of 4,165,690 shares of our common stock at a public offering price of $8.50 per share (the "Offering"). Pursuant to the Offering, 3,500,000 shares were sold by us and 665,690 shares were sold by the selling stockholders named in the prospectus supplement, generating gross proceeds to the Company, after underwriting discounts and commissions, of $28.1 million. We also granted the underwriters an over-allotment option to purchase up to an additional 624,853 shares of our common stock by May 19, 2007. We anticipate that the net proceeds from the offering will be approximately $27.3 million after payment of estimated expenses relating to the offering. We expect to use the net proceeds from this offering for general corporate purposes, including working capital and capital expenditures. We may also use a portion of the net proceeds to acquire complementary technologies or businesses when the opportunity arises.

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

Among the important factors which could cause actual results to differ materially from those in the forward-looking statements are general market conditions, unfavorable economic conditions, our ability to integrate acquisitions and expand our call center without disruption to our business, our ability to execute our business strategy, the effectiveness of our sales team and approach, our ability to target, analyze and forecast the revenue to be derived from a client and the costs associated with providing services to that client, the date during the course of a calendar year that a new client is acquired, the length of the integration cycle for new clients and the timing of revenues and costs associated therewith, our client concentration given that the Company is currently dependent on a few large client relationships, potential competition in the marketplace, the ability to retain and attract employees, market acceptance of our service programs and pricing options, our ability to maintain our existing technology platform and to deploy new technology, our ability to sign new clients and control expenses, the possibility of the discontinuation or contraction of some client relationships, the financial condition of our clients’ business, our ability to raise additional equity or debt financing and other factors detailed in Part II Item 1A – “Risk Factors” of this Form 10-Q.

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

On January 1, 2007 we adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Financial Accounting Standards Statement No. 109, “Accounting for Income Taxes.” Accordingly, we have disclosed that our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in Interest and other income (expense), net, in the statement of income. Interest and penalties are immaterial at the date of adoption of FIN 48. The adoption of FIN 48 did not have an impact our financial statements at January 1, 2007.

With the establishment of our Canadian foreign subsidiary and the subsequent purchase of Canadian based assets from CAS Systems on January 25, 2007, we adopted a policy for recording foreign currency transactions and translation in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. For our foreign subsidiary, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at period end exchange rates, and statement of operations items are translated at average exchange rate prevailing during the period. Such translation adjustments are recorded in accumulated comprehensive income (loss), a component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are included in other income (expense) in the Consolidated Statements of Operations. Gains from foreign currency denominated transactions amounted to $12,000 for the three months ended March 31, 2007 and are included in other income (expenses), net in the consolidated statement of operations.

Other than the adoption of FIN 48 and SFAS No. 52, management believes there have been no significant changes during the three months ended March 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Results of Operations

The following table sets forth for the periods given selected financial data as a percentage of our revenue. The table and discussion below should be read in connection with the financial statements and the notes thereto which appear elsewhere in this report as well as with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

	Three Months Ended March 31,
	2007	2006
Net revenue	100.0%	100.0%
Costs of services	51.2	49.7

Gross margin	48.8	50.3

Operating expenses:
Sales and marketing	10.4	6.6
Technology and development	14.5	11.0

	Three Months Ended March 31,
	2007	2006
General and administrative	13.5	18.7
Depreciation and amortization	7.0	6.3

Total operating expenses	45.4	42.6

Operating income	3.4	7.7
Interest and other income (expense), net	0.8	0.2

Income (loss) before income tax expense	4.2	7.9
Income tax expense	0.8	0.5

Net income (loss)	3.4%	7.4%

Comparison of Three Months Ended March 31, 2007 and 2006

Net Revenue. Net revenue increased $5.2 million, or 47%, to $16.3 million in the three months ended March 31, 2007 from $11.1 million during the three months ended March 31, 2006. Revenue from service contract sales grew $2.4 million over the comparative periods substantially as a result of increased sales from existing clients and our acquisition of ViewCentral on September 15, 2006 which added $968,000 in revenue from the licensing of hosted software for training sales for the period. Revenue from lead development grew $2.8 million over the comparative periods primarily due to expansion with existing clients and our acquisition of CAS Systems, Inc. which contributed $1.4 million to our reported revenue for the three months ended March 31, 2007.

Costs of Services and Gross Margin. Costs of services increased $2.8 million, or 51%, to $8.3 million in the three months ended March 31, 2007 from $5.5 million in the 2006 comparative period. Our gross margin percentage declined slightly to 49% in the 2007 period from 50% in the three months ended March 31, 2006 as lead development became a larger percentage of our revenue with the acquisition of CAS.

Sales and Marketing Expenses. Sales and marketing expenses increased $958,000, or 131%, to $1.7 million in the three months ended March 31, 2007 from $732,000 during the 2006 comparative period. The 2007 period includes an increase in our corporate marketing activities of approximately $234,000 as a result of the addition of staff and external corporate marketing activities. The balance of the increased costs during the 2007 period was due to an increase in our salesforce, increased commissions arising from our larger salesforce and sales and marketing costs associated with the operations of our recent acquisitions. We expect sales and marketing expenses to continue to increase in absolute dollars and slightly as a percentage of revenue for the foreseeable future as we continue to grow.

Technology and Development Expenses. Technology expenses increased $1.1 million, or 91%, to $2.3 million during the three months ended March 31, 2007 from $1.2 million during the 2006 comparative period. We are engaged in continuing significant efforts to enhance our infrastructure and integrate our recent acquisitions. Approximately $760,000 of the increase between the comparative periods is due to increased staffing and consultants for our infrastructure enhancements as well as the continued support of the database infrastructure which we rely on to service our customers. We believe that by using outsourced hosting for parts of our technology infrastructure, we will be able to leverage the future expansion of our business. As a result of our recent acquisitions, we incurred an approximately $290,000 in additional technology and development expense during the three months ended March 31, 2007. We expect technology and development expenses to increase on an absolute dollar basis and as a percentage of net revenues in 2007 as we continue to invest in development of our solutions, including internationalization of our solutions, for our customers as we invest in technology infrastructure.

General and Administrative Expenses. General and administrative expenses increased $128,000, or 6%, to $2.2 million during the three months ended March 31, 2007 from $2.1 million in the 2006 comparative period. The overall increase during the 2007 period is due to the addition of general and administrative expenses mostly associated with our recent acquisition of CAS and to a lesser extent, ViewCentral. Otherwise, our staffing and expense levels for general administration have remained consistent between the two reported periods. We will likely be required to be compliant with the auditor attestation provisions of Section 404 of the Sarbanes-Oxley Act of 2002. We expect to incur additional and substantial costs in 2007 to achieve compliance with the Sarbanes-Oxley Act and, therefore, expect our general and administrative expenses to increase significantly in absolute dollars.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $444,000, or 64%, to $1.1 million for the three months ended March 31, 2007 from $696,000 in the 2006 period. Amortization of intangible assets increased by $370,000 in the 2007 period as a result of acquisitions that occurred after March 31, 2006. These include the acquisition of Metrics in May 2006, ViewCentral in September 2006 and CAS in January 2007. Additionally, in April

2006, we began amortizing the Sunset tradename which resulted in additional amortization of $50,000 during the three months ended March 31, 2007. Because of our acquisitions and the investments being made into our infrastructure, we expect depreciation and amortization expense to continue to increase for the foreseeable future.

Interest and Other (Expense) Income, Net. The components of interest and other (expense) income, net are as follows (dollars in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)
	2007	2006	$ Amt	%
Interest income	$167	$34	$133	391%
Interest expense	(51)	(11)	40	364%
Currency translation gain	12	—	12	100%
Other	1	(2)	3	150%

	$129	$21	108	514%

The increase in interest income is attributable to an increase in cash available to invest in interest bearing deposits. Interest expense is the result of the $3.0 million Term Loan obtained in February 2005 in connection with the acquisition of Sunset Direct, interest on the $1.5 million June 2005 Term Loan to fund the purchase and implementation of our new client management system and interest incurred with notes payable issued with the purchase of the assets of CAS. We have been making principal payments on the term loans and interest expense was therefore reduced in the 2007 period which was offset by the increase in interest expense for the CAS notes. In the three months ended March 31, 2006, we were required to capitalize $63,000 in interest costs associated with the development of our client management system, amortization of which began in 2006. Had this not been capitalized, interest expense in the 2006 period would have been higher than the 2007 period.

The currency translation gain is primarily due to the fluctuation of currency exchange rates on a note payable to a third party that is owed by our Canadian subsidiary. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.

Income Tax Expense. Income tax expense increased $74,000 or 137% to $128,000 for the three months ended March 31, 2007 from $54,000 for the three months ended March 31, 2006. We continue to be able to utilize net operating loss carryforwards to offset our income tax expense for our federal and state of California income tax returns. We no longer have loss carryforwards available in Texas. As of January 1, 2007, Texas changed its calculation of franchise tax. The new calculation is computed on taxable margin, as defined under Texas statute. The Texas state franchise tax resulted in approximately $40,000 in additional income tax for the three months ended March 31, 2007 as compared to the prior period. Our income tax expense for the three month period ended March 31, 2007 is based on our estimate of taxable income for the full year ended December 31, 2007. The effective tax rate implied by our income tax expense may be adjusted if our estimate of taxable income changes significantly.

Liquidity and Sources of Capital

During the three months ended March 31, 2007 we generated $448,000 from operating activities and for the year ended December 31, 2006 we generated $10.5 million of cash from operating activities. Prior to 2006, we used cash in operating activities in substantially all years and funded our operations from cash proceeds from the sale of common stock and the incurrence of debt. From 2004 through 2006, we raised aggregate net proceeds of $14.2 million from private placements of common stock. During the same period, we raised an aggregate of $4.5 million from term loans from institutional lenders to fund our operations and support our acquisitions of other businesses. On April 25, 2007, we closed a follow-on public offering of our stock in which we issued an additional 3.5 million shares and raised an estimated total of $27.3 million after discounts, commissions and estimated expenses

Cash flow from operating activities for the three months ended March 31, 2007 was $448,000 as compared to cash from operating activities of $3.3 million in the 2006 period. Cash provided by operating activities in the 2007 was primarily the result of net income totaling $555,000, plus non-cash expenditures of depreciation and amortization of property and intangibles, stock-based compensation and the provision for allowance for doubtful accounts that totaled $1.5 million and changes in operating assets and liabilities, net of assets acquired and liabilities assumed, that used $1.6 million.

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

Our accounts receivable have grown in relation to our growth in revenue. During the three months ended March 31, 2007, our days sales outstanding, or DSO, increased to 35 days from 28 days at December 31, 2006. Since we record the gross billing to the end customer of our clients in our accounts receivable, we calculate DSO based on our ability to collect those gross billings from the end customers. For the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, our accounts receivable has increased at a faster rate than the increase in accounts payable. This is reflective of an additional $791,000 in additional receivables that were generated from our CAS lead development business unit since its acquisition on January 25, 2007.

The $208,000 increase in accrued compensation and benefits for the three months ended March 31, 2007 was due to accruals for commissions payable related to the performance of the acquired assets of CAS. The $179,000 increase in deferred revenue was primarily a result of the increase in our lead development service offerings which are invoiced and often paid in advance of the work to be performed. Most of the increase is attributable to deferred revenue generated from the operations of the acquired assets of CAS. The $304,000 decrease in other accrued liabilities is attributable, in part, to our payment of accrued professional fees with regard to our acquisition of CAS and our year end financial audit.

Cash provided by operating activities during the quarter ended March 31, 2006 is primarily the result of net income of $820,000. The non-cash expenditures of depreciation and amortization of property and intangibles, stock-based compensation and the provision for allowance for doubtful accounts totaled $799,000. Together, net income and non-cash expenditures contributed $1.6 million to cash from operating activities. The change in operating assets and liabilities (receivables, payables and other liabilities) contributed $1.7 million in operating cash during the quarter ended March 31, 2006. In total, cash from operating activities was $3.3 million for the three months ended March 31, 2006.

Cash used in investing activities was $2.6 million and $552,000 for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, we used cash of $1.5 million, including deal costs and net of cash acquired to acquire the assets of CAS Systems, Inc. Cash used in investing activities is also due to $1.1 million and $658,000 in investments in our technology infrastructure during the 2007 and 2006 periods, respectively. Restricted cash represents the reserve for the refund due for non-service payments inadvertently paid to the Company by its customers instead of paid directly to the Company’s clients. At the time of cash receipt the Company records a current liability for the amount of non-service payments received. The decrease in restricted cash represents the reduction of our balance of refunds due to customers.

Cash used by financing activities was $258,000 in the three months ended March 31, 2007. During the comparative period ended March 31, 2006 we generated $2.8 million from financing activities. Cash used by financing activities in the 2007 period was primarily from the payment of $375,000 of our bank notes offset by the exercise of stock options and warrants to purchase our stock. During the 2006 period we generated $5.3 million from our placement of common stock. This was offset in part by principal payments totaling $2.5 million on our line of credit, term loans and other financing obligations.

Our principal source of liquidity as of March 31, 2007 consisted of $19.6 million of cash and cash equivalents and $3.0 million remaining on our secured revolving line of credit, or Revolving Credit Facility. In addition, on April 25, 2007, we completed our follow-on public offering of stock, in which we received net proceeds of approximately $27.3 million. In connection with a financial covenant related to our term loans, we are required to maintain unrestricted cash deposits of $1.75 million with our lender Bridge Bank, N.A., or Bridge Bank, which is included in the $19.6 million of cash and cash equivalents. We anticipate that our existing capital resources and cash flow expected to be generated from future operations will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months.

Credit Arrangements

In connection with Purchase Agreements of the assets of CAS Systems, Inc. and the CAS Canadian Subsidiary, Nova Scotia, Rainmaker and the Rainmaker Subsidiary, Rainmaker Systems (Canada), issued two notes payable in the amounts of $1.4 million and $600,000, respectively. The two notes are payable in three consecutive annual installments of $467,000 and $200,000, respectively, each, commencing on January 25, 2008, with subsequent installments payable on the anniversary date in 2009 and 2010. The notes bear interest at a fixed rate of 5.36% per annum which is payable for the outstanding principal at the end of each calendar quarter. At March 31, 2007, the combined $2.0 million note payable was outstanding.

On July 6, 2006, we executed a further amendment to our Revolving Credit Facility with our lender, Bridge Bank. The amendment extended the maturity date of the Revolving Credit Facility from December 10, 2006 to October 10, 2007. The amount of credit available to the company remains at $4.0 million with a $1.0 million subfacility for standby letters of credit, and the interest rate for any advances under the Revolving Credit Facility remains at the prime lending rate, currently at 8.25%. As of March 31, 2007, we had no borrowings under the Revolving Credit Facility and had two undrawn letters of credit outstanding under the Revolving Credit Facility and together combine for a face amount of $425,000. We had originally entered into this Revolving Credit Facility with our lender in April 2004.

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued an irrevocable standby letter of credit to one of our clients. The letter of credit was issued in the amount of $325,000 as a guarantee for service contracts sold by us on behalf of our client and will expire in September 2007. The letters of credit were issued under the Revolving Credit Facility described above. As of March 31, 2007, no amounts have been drawn against the letters of credit.

In June 2005, we entered into a business loan agreement with Bridge Bank, pursuant to which we obtained a $1.5 million term loan, or the June 2005 Term Loan, that was utilized to fund the purchase and implementation of our new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime per annum (8.25% per annum at March 31, 2007). The interest rate on the June 2005 Term Loan was reduced from prime plus 1% to prime in July 2006.

Concurrently with the closing of the merger transaction with Sunset Direct in February 2005, we entered into a Business Loan Agreement and Commercial Security Agreement with Bridge Bank, and obtained a $3.0 million term loan, or the Term Loan, that we used to retire certain indebtedness and certain other liabilities of Sunset Direct. The Term Loan is repayable in 36 monthly installments of $83,000 plus interest at a variable rate of prime per annum (8.25% per annum at March 31, 2007). The interest rate on the Term Loan was reduced from prime plus 1% to prime in July 2006.

The Term Loan, June 2005 Term Loan and Revolving Credit Facility are secured by substantially all of our consolidated assets, including intellectual property. We are subject to certain financial covenants, including maintenance of unrestricted cash of $1.75 million with Bridge Bank, reducing from time to time to the outstanding amount of the Term Loan and June 2005 Term Loan referenced above rounded upwards to the nearest $250,000 increment. We are obligated to maintain a specified minimum net income and minimum debt service coverage ratio. The Term Loan, the June 2005 Term Loan and the Revolving Credit Facility contain customary covenants that will, subject to limited exceptions, limit our ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Term Loan, June 2005 Term Loan and the Revolving Credit Facility also provide for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Term Loan, the June 2005 Term Loan and Revolving Credit Facility. At March 31, 2007, we were in compliance with all loan covenants and had $917,000 and $625,000 outstanding on the Term Loan and June 2005 Term Loan, respectively, and no amount outstanding on the Revolving Credit Facility.

Off-Balance Sheet Arrangements

Leases

As of March 31, 2007, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2010, including an additional facility operating lease commitment assumed in connection with our acquisition of Sunset Direct in February 2005 and the lease for our corporate headquarters in Campbell, California, as described below. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up front cash flow related to purchasing the assets.

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

In Austin, Texas we have rented a total 59,466 square feet of office space under a lease and its amendments that expire in June of 2009. In August 2005, we renewed the existing lease for 46,366 square feet of space and then in March 2006 we further amended the lease for an additional 7,623 square feet of space. Under the lease and its amendments, our base rent will escalate from approximately $407,000 in 2007 to $447,000 in the final full year of the lease that ends in June 2009. On April 16, 2007, we entered into a sublease agreement in the same building as our other lease in Austin for an additional 5,477 feet that expires on July 31, 2007. The rent on the sublease space is fixed at $2,700 per month.

With our acquisition of the assets of CAS Systems, we assumed existing lease obligations in Oakland, California and Vaudreuil, Quebec which is near Montreal. The Oakland lease began on May 19, 2006 and terminates on May 31, 2011. In Oakland, we occupy 10,039 feet with annual base rent that escalates from $227,000 in 2007 to $251,000 in the final full year ending May 31, 2011. The Vaudreuil lease began January 1, 2001 and terminates December 31, 2007. In Vaudreuil, we occupy 12,447 feet and, based on the currency exchange rate at March 31, 2007, are obligated to pay $145,000 through the remainder of 2007. In both the California, Texas and Canadian facilities, we pay rent and maintenance on some of the common areas in each of our leased facilities.

Guarantees

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued an irrevocable standby letter of credit to one of our clients. The letter of credit was issued in the amount of $325,000 as a guarantee for service contracts sold by us on behalf of our client and will expire in September 2007. The letters of credit were issued under the Revolving Credit Facility described above. As of March 31, 2007, no amounts have been drawn against the letters of credit.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of March 31, 2007 and December 31, 2006.

Contractual Obligations

Term Loans

In June 2005, we entered into a business loan agreement with Bridge Bank, pursuant to which we obtained a $1.5 million term loan that is being utilized to fund the implementation of the Company’s new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime per annum (8.25% per annum at March 31, 2007). As of March 31, 2007, we had $625,000 outstanding on the June 2005 Term Loan. The interest rate on the June 2005 Term Loan was reduced from prime plus 1% to prime by the amendment that we executed with our lender on July 6, 2006.

In February 2005, concurrent with the closing of the acquisition of Sunset Direct, we entered into a business loan agreement and commercial security agreement with Bridge Bank. The Term Loan is to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime per annum (8.25% per annum at March 31, 2007). As of March 31, 2007, we had $917,000 outstanding on the Term Loan. The interest rate on the Term Loan was reduced from prime plus 1% to prime by the amendment that we executed with our lender on July 6, 2006.

Notes Payable

In connection with our acquisition of the assets of CAS and its CAS Canadian Subsidiary, Rainmaker and its Canadian subsidiary, Rainmaker Systems (Canada) Inc., issued notes payable in the amounts of $1.4 million and $600,000, respectively. The two notes are payable in three consecutive annual installments of $467,000 and $200,000, respectively, each, commencing on January 25, 2008, with subsequent installments payable on the anniversary date in 2009 and 2010. The notes bear interest at a fixed rate of 5.36% per annum which is payable for the outstanding principal at the end of each calendar quarter. At March 31, 2007, $2.0 million in notes payable was outstanding.

Revolving Credit Facility

In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank. The Revolving Credit Facility originally matured in May 2005, and provided borrowing availability up to a maximum of $3.0 million through a secured revolving line of credit that includes a $1.0 million letter of credit facility. In December 2005, the total available under the Revolving Credit Facility was increased to $4.0 million and the maturity was extended to December 2006. In July 2006, the maturity date of the Revolving Credit Facility was further extended to October 2007. As of March 31, 2007, we had no amounts outstanding under the Revolving Credit Facility.

Financing Obligations

Future payments under our contracts and obligations at March 31, 2007 are as follows (dollars in thousands):

	Notes Payable (1)	Term Loan (1)	June 2005 Term Loan (1)	Operating Leases	Total
Remainder of 2007	$—	$750	$375	$954	$2,079
2008	667	167	250	1,105	2,189
2009	667	—	—	910	1,577
2010	666	—	—	284	950
2011	—	—	—	104	104

Total minimum payments	$2,000	$917	$625	$3,357	$6,899

(1)	Excludes interest payments.

Included in future minimum operating lease payments is our obligation relating to our facilities, including the lease for our corporate headquarters in Campbell, California. The operating lease for our Austin, Texas facility expires in June 2009.

Potential Impact of Inflation

To date, inflation has not had a material impact on our business.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Management does not believe our exposure to market risk has significantly changed since December 31, 2006 and does not believe that such risks will result in significant adverse impacts to our financial condition or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

As of March 31, 2007, our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely manner.

(b)	Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We currently are not a party to any material legal proceedings and are not aware of any pending or threatened litigation that would have a material adverse effect on us or our business.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client or any significant reduction in the volume of services we provide to any of our principal clients could result in a substantial decrease in our revenue.

During the three months ended March 31, 2007, two clients, Dell and Hewlett-Packard, each accounted for more than 10% of our net revenue and collectively represented 49% of our net revenue for the three months ended March 31, 2007. Our largest client, Dell, represented 36% of our net revenue for the three months ended March 31, 2007. During the three months ended March 31, 2006, these same two clients accounted for more than 10% of our revenue and collectively represented 48% of our net revenue with the largest representing 38% of our net revenue.

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

Our clients may, from time to time, restructure their businesses, which may adversely impact the revenues we generate from those clients. For example, in March 2007, Dell informed us that it was restructuring a portion of its business for which we provide contract sales services. As a result, we now expect our revenue from Dell for 2007 to be flat from 2006. Any further restructuring by Dell, or any similar restructuring by one of our other clients, could reduce the volume of services we provide and further reduce our expected future revenues, which would likely have a material adverse effect on our financial position, cash flows and results of operations.

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

We perform valuation analyses on all acquisitions and reassess the valuations and carrying value of goodwill and other intangible assets on our balance sheet at least annually. As of March 31, 2007, we had $8.4 million in goodwill and $6.2 million of unamortized intangibles. This reassessment has in the past resulted in adjustments in amortization schedules, and could in the future result in further adjustments, or in write-downs or write-offs of assets, which would negatively affect our financial position and operating results.

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

Although we reported net income in the first quarter of 2007, for each of the four quarters during 2006 and for the year ended December 31, 2006, we incurred a net loss of $5.0 million for the year ended December 31, 2005, and a net loss of $4.9 million for the year ended December 31, 2004. Our accumulated deficit through March 31, 2007 is $59.0 million. We may incur losses in the future, depending on the timing of signing of new clients, costs to initiate service for new clients, our ability to retain and expand our service to existing clients, our ability to successfully compete, our decisions to further invest in our technology or infrastructure, and our ability to continue to increase our operating efficiencies.

We may need to raise additional capital which might not be available to us on acceptable terms, if at all.

We may require additional capital for the acquisition of businesses, products or technologies that are complementary to ours, or to fund our working capital and capital expenditure requirements. To date, we have raised capital through both equity and debt financings. On April 25, 2007, we completed a follow-on public offering of our stock in which we issued an additional 3.5 million shares. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and interest expenses that will affect our financial results. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay or reduce the scope of our operations.

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

We have made technology and system improvements and capitalized those costs while the technology was being developed. During the year ended December 31, 2006, we deployed our new customer relationship management, or CRM, system, which we had developed over an 18-month period. We invested $3.2 million in this system, which has a carrying value of $2.5 million as of March 31, 2007 as capitalized software, and is being amortized over five years. We are using it as a CRM platform for our service sales clients. If unforeseen events or circumstances prohibit us from using this system with all clients, we may be forced to impair some or all of this asset, which could result in a charge to our financial results.

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

Our common stock price may be volatile.

During the year ended December 31, 2006 and through March 31, 2007, the price for our common stock has fluctuated between $2.41 per share and $11.21 per share. The trading price of our common stock may continue to fluctuate widely due to:

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

As of March 31, 2007, our directors, executive officers and entities affiliated with them together beneficially control approximately 16.4% of our outstanding shares. As a result, these stockholders, acting together, may have the ability to disproportionately influence all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company, which, in turn, could depress the market price of our common stock.

Shares eligible for sale in the future could negatively affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of March 31, 2007, we had 15,199,516 outstanding shares of common stock. As of March 31, 2007, there were an aggregate of 2,860,199 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 1,766,581 shares of common stock issuable upon exercise of options outstanding under our option plan and 1,093,618 shares of common stock issuable upon exercise of the outstanding warrants issued to the investors in our private placement transactions completed on February 7, 2006, June 15, 2005 and February 20, 2004. As of March 31, 2007, we also have a total of 429,834 shares issued pursuant to restricted stock awards granted to certain employees. These restricted shares will become available for public sales subject to the respective employees continued employment with the company over vesting periods of not more than four years. As of March 31, 2007, under our existing stock option plan and employee stock purchase plan, we may issue up to an additional 966,931 shares and 601,035 shares of our common stock, respectively, subject to the terms and conditions of such plans. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, compensation or otherwise. In addition, shares issued in connection with our acquisitions of ViewCentral and Metrics will be available for sale upon the lapse of contractual lock-ups as follows: 31,696 on May 13, 2007 and 304,737 on September 15, 2007. In addition, up to 31,696 shares and up to 145,493 shares will be released from escrow restrictions on May 12, 2007 and September 15, 2007, respectively.

On April 25, 2007, we completed a follow-on public offering of our stock in which we issued 3,500,000 additional shares. We also granted the underwriters an over-allotment option to purchase up to an additional 624,853 shares of our common stock by May 19, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)	Exhibits

The following exhibits are filed with this report as indicated below:

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINMAKER SYSTEMS, INC.

Dated: May 14, 2007	/s/ MICHAEL SILTON
Michael Silton
Chief Executive Officer (Principal Executive Officer)

/s/ STEVE VALENZUELA
Steve Valenzuela
Secretary and Chief Financial Officer (Chief Accounting Officer)