Form 10-Q
period 2007-06-30
RAINMAKER SYSTEMS INC
filed 2007-08-07
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2007

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

As of July 27, 2007, the registrant had 19,490,584 shares of Common Stock outstanding.

RAINMAKER SYSTEMS, INC.

FORM 10-Q

AS OF JUNE 30, 2007

PART I.—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$47,802	$21,996
Restricted cash	244	315
Accounts receivable, less allowance for doubtful accounts of $226 at June 30, 2007 and $233 at December 31, 2006	18,575	13,547
Prepaid expenses and other current assets	2,377	1,172

Total current assets	68,998	37,030
Property and equipment, net	5,618	4,293
Intangible assets, net	5,499	5,604
Goodwill	8,607	7,006
Other noncurrent assets	313	325

Total assets	$89,035	$54,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,914	$22,522
Accrued compensation and benefits	2,031	1,979
Other accrued liabilities	2,932	2,368
Deferred revenue	3,404	3,457
Current portion of capital lease obligations	—	2
Current portion of notes payable	1,834	1,500

Total current liabilities	36,115	31,828
Deferred tax liability	98	43
Long term deferred revenue	420	268
Notes payable, less current portion	1,333	417

Total liabilities	37,966	32,556

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 18,894,341 shares outstanding at June 30, 2007 and 15,088,294 shares outstanding at December 31, 2006	18	15
Additional paid-in capital	109,633	81,265
Accumulated deficit	(58,453)	(59,578)
Accumulated other comprehensive loss	(129)	—

Total stockholders’ equity	51,069	21,702

Total liabilities and stockholders’ equity	$89,035	$54,258

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue	$18,042	$11,267	$34,307	$22,337
Cost of services	9,340	5,586	17,668	11,084

Gross margin	8,702	5,681	16,639	11,253

Operating expenses:
Sales and marketing	1,738	892	3,428	1,624
Technology and development	2,793	1,408	5,148	2,629
General and administrative	2,662	1,779	4,860	3,849
Depreciation and amortization	1,197	790	2,337	1,486

Total operating expense	8,390	4,869	15,773	9,588

Operating income	312	812	866	1,665
Interest and other income (expense), net	391	(23)	520	(2)

Income before income tax expense	703	789	1,386	1,663
Income tax expense	133	18	261	72

Net income	$570	$771	$1,125	$1,591

Basic income per share	$0.03	$0.06	$0.07	$0.12

Diluted income per share	$0.03	$0.05	$0.06	$0.12

Weighted average common share
Basic	17,401	13,545	16,040	12,905

Diluted	19,074	14,424	17,782	13,785

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income	$1,125	$1,591
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,032	951
Amortization of intangible assets	1,305	535
Stock-based compensation expense	713	31
Provision for allowances for doubtful accounts	135	124
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(4,378)	(1,064)
Prepaid expenses and other assets	(797)	40
Accounts payable	3,221	(182)
Accrued compensation and benefits	5	158
Other accrued liabilities	257	484
Deferred tax liability	55	—
Deferred revenue	(71)	453

Net cash provided by operating activities	2,602	3,121

Investing activities:
Purchases of property and equipment	(2,126)	(844)
Restricted cash, net	71	108
Acquisition of business, net of cash acquired	(1,510)	(70)

Net cash used in investing activities	(3,565)	(806)

Financing activities:
Proceeds from issuance of common stock from option exercises	294	512
Proceeds from issuance of common stock from ESPP	46	23
Proceeds from issuance of common stock from warrant exercises	54	180
Net proceeds from issuance of common stock and warrants from private placement	—	5,312
Net proceeds from follow-on offering of common stock	27,264	—
Principal payment of notes payable	(750)	(2,750)
Principal payment of financing arrangements	—	(201)
Principal payment of capital lease obligations	(2)	(89)

Net cash provided by financing activities	26,906	2,987

Effect of exchange rate changes on cash:	(137)	—

Net increase in cash and cash equivalents	25,806	5,302

Cash and cash equivalents at beginning of period	21,996	9,746

Cash and cash equivalents at end of period	$47,802	$15,048

Supplement disclosures of cash flow information:
Cash paid for interest	$116	$103

Cash paid for taxes	$41	$—

Supplemental non-cash investing and financing activities:
Issuance of notes payable for acquisition of assets	$2,000	$—

See accompanying notes.

RAINMAKER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

— UNAUDITED —

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Rainmaker Systems, Inc. and its wholly-owned subsidiaries (“Rainmaker”, “we”, “our” or “the Company”). All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements are unaudited but reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the results of these periods.

The results of our operations for the three and six months ended June 30, 2007 are not necessarily indicative of results to be expected for the year ending December 31, 2007, or any other period. These condensed consolidated financial statements should be read in conjunction with Rainmaker’s financial statements and notes thereto included in Rainmaker’s Annual Report on Form 10-K for the year ended December 31, 2006, and the financial statements and notes thereto included in Rainmaker’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. Balance sheet information as of December 31, 2006 has been derived from the audited financial statements for the year then ended.

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

Included in cash and cash equivalents is $1.25 million of unrestricted cash which must be maintained on deposit with a lending institution as required under the loan agreement with the lender.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our client’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At June 30, 2007 and December 31, 2006, our allowance for potentially uncollectible accounts was $226,000 and $233,000, respectively.

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

Income Taxes

We account for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Accordingly, our deferred tax asset is subject to a 100% valuation allowance and therefore is not recorded on our balance sheet as an asset. Realization of our deferred tax asset is limited and we may not be able to fully utilize our deferred tax asset to reduce our tax rates. In the six months ended June 30, 2007, we utilized some of our deferred tax asset to reduce our tax expense. Due to operating losses in previous years, we will maintain a 100% valuation allowance on our deferred tax asset until a sustained pattern of operating profits can be established.

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

We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the three and six months ended June 30, 2007, two clients, Dell and Hewlett-Packard accounted for more than 10% of our net revenue and collectively represented 42% and 45% of our net revenue for the respective periods. Dell represented 29% and 32%, respectively, of our net revenue for the three and six months ended June 30, 2007 and Hewlett-Packard represented 13% and 13% of our net revenue, respectively, for the same periods. During the three and six months ended June 30, 2006, these same two clients accounted for more than 10% of our revenue and collectively represented 49% and 49% of our net revenue for the respective periods, with Dell representing 39% and 38% of our net revenue and Hewlett-Packard representing 10% and 11% of our net revenue for the respective periods.

No individual client’s end-user customer accounted for 10% or more of our revenues in any period presented.

We have outsourced services agreements with our clients that expire at various dates ranging through April 2009. Many of our client agreements contain automatic renewal clauses. These clients may, however, terminate their contracts for cause or convenience in accordance with the provisions of each contract. In most cases, a client must provide us with advance written notice of its intention to terminate. Any loss of a single significant client may have a material adverse effect on the Company’s consolidated financial position, cash flows and results of operations.

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

Related Party Transactions

We have made purchases of computer equipment and services from several vendors including Dell and Hewlett-Packard, our two largest clients. During the three and six months ended June 30, 2007, we purchased equipment from Dell totaling $75,000 and $111,000, respectively, and from Hewlett-Packard totaling $0 and $22,000, respectively. For the three and six months ended June 30, 2006, we purchased equipment from Dell totaling $64,000 and $195,000, respectively.

The Chairman of our board of directors also serves on the board of Saama Technologies, a technology services firm. During the three and six months ended June 30, 2007, we paid Saama Technologies $149,000 and $207,000, respectively, for technology services. During the three and six months ended June 30, 2006, we paid Saama Technologies $17,000 and $37,000, respectively. We may continue to utilize their services and may expand the scope of Saama Technologies’ engagement in the future.

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

Our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in interest and other income (expense), net, in the statement of operations. Interest and penalties were immaterial through the date of adoption of FIN 48.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We have not yet determined the impact this statement will have on our financial position or results of operations.

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

The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$570	$771	$1,125	$1,591

Weighted-average shares of common stock outstanding – basic	17,401	13,545	16,040	12,905
Plus: Outstanding dilutive options and warrants outstanding	2,815	2,212	2,908	2,212
Less: weighted-average shares subject to repurchase	(1,142)	(1,333)	(1,166)	(1,332)

Weighted-average shares used to compute diluted net income per share	19,074	14,424	17,782	13,785

Basic net income per share	$0.03	$0.06	$0.07	$0.12

Diluted net income per share	$0.03	$0.05	$0.06	$0.12

4.	ACQUISITIONS

CAS Systems Asset Purchase

On January 25, 2007, we and our wholly-owned subsidiary, Rainmaker Systems (Canada) Inc., a Canadian federal corporation, simultaneously entered into and closed two Asset Purchase Agreements (the Purchase Agreements) with CAS Systems, Inc., a California corporation, 3079028 Nova Scotia Company, its wholly-owned Canadian subsidiary (collectively “CAS”) and Barry Hanson, as representative of the shareholders of CAS. The results of CAS’s operations have been included in our consolidated financial statements since that date. CAS increases the scale of our growing lead development operations by adding management strength, multiple locations, and an established international presence in Canada. Under the terms of the Purchase Agreements, in exchange for substantially all of the assets of CAS and its Canadian subsidiary, Rainmaker paid a total of $2 million at closing, and will pay an additional $2 million over three years plus interest at a fixed rate of 5.36% per annum. The Purchase Agreements also provide for a potential additional payment of $1 million contingent on attaining certain performance metrics at the end of the 12 months following the acquisition, subject to adjustment. This $1 million of contingent consideration will be recorded as additional purchase price if and when its payment is determinable beyond a reasonable doubt.

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

(in thousands)
Cash	$490
Identified tangible assets	1,387
Developed technology	100
Customer relationships	1,100
Goodwill	1,619
Liabilities assumed	(320)
Deferred revenue assumed (1)	(170)

Total purchase price allocation	$4,206

(1)	In accordance with EITF 01-03, “Accounting in a Business Combination of Deferred Revenue of an Acquiree”, we have reduced the carrying value of the deferred revenue by 13.6%, which represents the reduction from carrying value to fair value for the legal performance obligation assumed from CAS.

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

ViewCentral Asset Purchase

On September 15, 2006, we closed an Asset Purchase Agreement (the “Purchase Agreement”) with ViewCentral, Inc., a California corporation (ViewCentral), and Dan Tompkins as representative of certain shareholders of ViewCentral. The results of ViewCentral’s operations have been included in the consolidated financial statements since that date. Under the terms of the Purchase Agreement, Rainmaker issued 754,968 shares of common stock representing approximately 5.5% of Rainmaker’s 13,845,000 common shares outstanding as of August 31, 2006 and assumed certain liabilities of ViewCentral under its customer contracts, purchase orders and office lease in exchange for substantially all of ViewCentral’s assets. In connection with the acquisition, ViewCentral’s employees became employees of Rainmaker. In connection with their employment, Rainmaker awarded a total of 28,976 shares of restricted stock of Rainmaker that will be earned by each employee over one or two years of continued employment. See Note 9 for further discussion of the restricted stock awarded to the former ViewCentral employees. The estimated value of the 754,968 shares issued was $4.4 million computed at a share price of $5.88 which is the average closing price for the period from September 15, 2006 through September 21, 2006.

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

(in thousands)
Cash	$634
Identified tangible assets	366
Developed technology	920
Customer relationships	2,190
Goodwill	2,851
Deferred revenue assumed (1)	(2,340)

Total purchase price allocation	$4,621

(1)	In accordance with EITF 01-03, “Accounting in a Business Combination of Deferred Revenue of an Acquiree”, we have reduced the carrying value of the deferred revenue by 11.4%, which represents the reduction from carrying value to fair value for the legal performance obligation assumed from ViewCentral.

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

On November 13, 2006, Rainmaker filed a registration statement with the Securities and Exchange Commission with respect to the shares issued to ViewCentral’s shareholders that became effective December 8, 2006. 304,737 of such shares remain subject to a contractual prohibition of sale that will be removed on September 15, 2007. In addition, approximately 145,493 of the shares of the common stock consideration have been placed in escrow to secure certain customary indemnity obligations under the Purchase Agreement and will not be released until twelve months after the closing, subject to potential post closing adjustments.

Business Telemetry Asset Purchase

On May 12, 2006, we entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Business Telemetry, Inc. (d/b/a Metrics Corporation), a California corporation (Metrics), and Kenneth S. Forbes, III, as representative of the shareholders of Metrics. Pursuant to the Purchase Agreement, Rainmaker acquired certain of the assets of Metrics, including certain software and related intellectual property. Under the terms of the Purchase Agreement, Rainmaker issued 158,480 shares of common stock in exchange for the assets and incurred approximately $70,000 of acquisition related costs. Also, the shareholders of Metrics entered into non-compete agreements with Rainmaker and accepted employment positions with Rainmaker. The estimated value of the 158,480 shares of Rainmaker common stock was $898,000 computed at a per share price of $5.67, the average closing price for the period from May 12, 2006 through May 18, 2006.

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

Rainmaker filed a registration statement with the Securities and Exchange Commission on June 23, 2006 that became effective July 28, 2006 with respect to the shares that were issued to Metrics. Such shares were initially subject to a contractual prohibition of sale that has since been removed.

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the purchases of assets from ViewCentral and CAS had occurred at the beginning of the periods ended June 30, 2007 and 2006 and assumes the amortization of intangible assets, the effect of compensation expense for the restricted stock awards, the reduction of revenue for the estimated fair value of the legal performance obligation in accordance with the guidance of EITF 01-03, and the tax effect of the aforementioned adjustments (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Pro forma net revenue	$18,042	$14,741	$34,826	$28,727

Pro forma net income	$570	$955	$988	$1,625

Pro forma – basic net income per share	$0.03	$0.07	$0.06	$0.12

Pro forma – diluted net income per share	$0.03	$0.06	$0.06	$0.11

Pro forma weighted average shares outstanding – basic	17,401	14,300	16,040	12,905

Pro forma weighted average shares outstanding – diluted	19,074	15,233	17,789	13,785

The unaudited pro forma information presented above excludes the effects of the Metrics acquisition since the effect of this acquisition on the results of operations was deemed insignificant.

5.	PROPERTY AND EQUIPMENT

	Estimated Useful Life	June 30, 2007	December 31, 2006
Property and equipment:
Computer equipment	3 years	$8,581	$7,607
Capitalized software and development	2-5 years	11,986	11,353
Furniture and fixtures	5 years	633	331
Leasehold improvements	Lease term	448	180

		21,648	19,471
Accumulated depreciation and amortization		(16,211)	(15,178)
Construction in process		181	—

Property and equipment, net		$5,618	$4,293

6.	INTANGIBLE ASSETS

	Estimated Useful Life	June 30, 2007	December 31, 2006
Intangible assets:
Developed technology	3-5 years	$1,980	$1,880
Customer relations	2-5 years	4,960	3,860
Database	5 years	1,100	1,100
Trade name	10 years	1,100	1,100

		9,140	7,940
Accumulated amortization		(3,641)	(2,336)

Intangibles assets, net		$5,499	$5,604

Future amortization of intangible assets at June 30, 2007 is as follows:

Intangible Amortization
Remainder of 2007	$1,235
Fiscal: 2008	2,130
2009	1,338
2010	443
2011	152
Thereafter	201

Total future amortization	$5,499

7.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2007	December 31, 2006
February 2005 Term Loan	$667	$1,167
June 2005 Term Loan	500	750
Notes Payable – CAS	2,000	—

	3,167	1,917
Less: Current Portion	(1,834)	(1,500)

Total Long-Term Debt	$1,333	$417

February 2005 Term Loan

In February 2005, concurrent with the closing of the acquisition of Sunset Direct, we entered into a business loan agreement and commercial security agreement with Bridge Bank. The Term Loan is to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime per annum (8.25% per annum at June 30, 2007). We are in compliance with our loan covenants related to this loan as of June 30, 2007.

June 2005 Term Loan

In June 2005, we entered into a business loan agreement with Bridge Bank, pursuant to which we obtained a $1.5 million term loan that is being utilized to fund the implementation of the Company’s new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime per annum (8.25% per annum at June 30, 2007). We are in compliance with our loan covenants related to this loan as of June 30, 2007.

Notes Payable – CAS

In connection with our acquisition of the assets of CAS and its Canadian subsidiary, Rainmaker and its Canadian subsidiary, Rainmaker Systems (Canada) Inc., issued notes payable in the amounts of $1.4 million and $600,000, respectively. The two notes are payable in three consecutive annual installments of $467,000 and $200,000, respectively, each, commencing on January 25, 2008, with subsequent installments payable on the anniversary date in 2009 and 2010. The notes bear interest at a fixed rate of 5.36% per annum which is payable for the outstanding principal at the end of each calendar quarter.

Revolving Credit Facility

In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank. The Revolving Credit Facility originally matured in May 2005, and provided borrowing availability up to a maximum of $3.0 million through a secured revolving line of credit that includes a $1.0 million letter of credit facility. In December 2005, the total available under the Revolving Credit Facility was increased to $4.0 million and the maturity was extended to December 2006. In July 2006, the maturity date of the Revolving Credit Facility was further extended to October 2007. As of June 30, 2007, we had no amounts outstanding under the Revolving Credit Facility.

Future debt maturities at June 30, 2007 are as follows (in thousands):

Six months ending December 31, 2007	$750
Fiscal year ending December 31, 2008	1,083
Fiscal year ending December 31, 2009 2009	667
Fiscal year ending December 31, 2010	667

Total	$3,167

8.	COMMON STOCK

On April 25, 2007, we announced that we had closed a public offering of an aggregate of 4,165,690 shares of our common stock at a public offering price of $8.50 per share (the “Offering”). Pursuant to the Offering, 3,500,000 shares were sold by us and 665,690 shares were sold by the selling stockholders named in the prospectus supplement, generating gross proceeds to the Company, after underwriting discounts and commissions, of $28.1 million. Net proceeds from the offering were approximately $27.3 million after payment of all expenses relating to the offering. We expect to use the net proceeds from this offering for general corporate purposes, including working capital and capital expenditures. We may also use a portion of the net proceeds to acquire complementary technologies or businesses when the opportunity arises.

9.	STOCK-BASED COMPENSATION EXPENSE

We expense stock-based compensation to the same operating expense categories that the respective award grantee’s salary expense is reported. The table below reflects stock-based compensation expense for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock based compensation expense included:
Cost of services	$92	$3	$161	$4
Sales and marketing	86	8	146	8
Technology	46	1	84	3
General and administrative	175	5	322	16

	$399	$17	$713	$31

At June 30, 2007, approximately $5.7 million of stock-based compensation relating to unvested awards had not been amortized and will be expensed in future periods through 2011. Under current grants unvested and outstanding, approximately $860,000 will be expensed in the remainder of 2007 as stock-based compensation.

We calculate the value of our stock option awards when they are granted. Accordingly, we update our valuation assumptions for volatility and the risk free interest rate each quarter that option grants are awarded. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants and possible ranges of estimated forfeiture. During the three and six months ended June 30, 2007 the valuation assumptions for stock option awards were as follows:

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

A summary of activity under our Stock Incentive Plans for the six months ended June 30, 2007 is as follows:

	Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2006	506,744	1,715,486	$4.20
Authorized	600,000	—	—
Options granted	(164,250)	164,250	8.67
Restricted stock awards granted	(163,750)	—	—
Options exercised	—	(114,084)	2.58
Options canceled	27,688	(27,688)	6.90
Restricted stock awards forfeited	23,034	—	—

Balance at June 30, 2007	829,466	1,737,964	$4.68

The following table summarizes the activity with regard to nonvested restricted stock awards during the six months ended June 30, 2007. Nonvested restricted stock awards are issued from the 2003 Stock Incentive Plan and any issuances will reduce the shares available for grant as indicated in the previous table. Nonvested restricted stock awards are valued at the closing price on the date of the grant.

	Number of Shares	Weighted Average Grant Price
Balance at December 31, 2006	368,802	$7.16
Granted	163,750	8.35
Vested	—	—
Forfeited	(23,034)	7.10

Balance of nonvested shares at June 30, 2007	509,518	$7.57

The total fair value of the unvested restricted stock awards at grant date was $3.9 million.

The following table summarizes information about stock options outstanding as of June 30, 2007:

	Options Outstanding				Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 6/29/07 of $7.11	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 6/29/07 of $7.11
$ 1.10 - $ 1.35	124,876	3.07	$1.15	$744,271	124,871	$1.15	$744,243
$ 1.36 - $ 2.29	94,403	5.11	1.59	520,941	94,402	1.59	520,933
$ 2.30 - $ 2.55	287,396	8.01	2.51	1,323,053	287,392	2.51	1,323,035
$ 2.56 - $ 2.80	363,455	8.17	2.59	1,641,820	363,455	2.59	1,641,820
$ 2.81 - $ 3.90	92,560	8.03	2.91	388,955	92,559	2.91	388,951
$ 3.91 - $ 7.70	484,100	9.04	6.63	285,080	67,960	5.36	121,856
$ 7.71 - $13.28	287,654	7.92	9.18	—	170,153	9.07	—
$13.29 - $20.32	3,520	4.80	17.82	—	3,520	17.82	—

$ 1.10 - $20.32	1,737,964	7.80	$4.68	$4,904,120	1,204,312	$3.48	$4,740,838

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on our closing stock price of $7.11 as of June 29, 2007, which would have been received by the option holders had all option holders exercised their in-the-money options as of that date.

10.	OTHER COMPREHENSIVE INCOME (LOSS)

With the establishment of our Canadian foreign subsidiary and the subsequent purchase of Canadian based assets from CAS on January 25, 2007, we accordingly recorded a foreign currency translation adjustment within other comprehensive income during the three and six months ended June 30, 2007, since the functional currency of this foreign location was determined to be the Canadian dollar. The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$570	$771	$1,125	$1,591
Foreign currency translation adjustments	(109)	—	(129)	—

Comprehensive income	$461	$771	$996	$1,591

The components of the balance sheet caption accumulated other comprehensive loss are as follows (in thousands):

	June 30, 2007	December 31, 2006
Foreign currency translation adjustments	$(129)	$—

11.	SUBSEQUENT EVENT

On July 19, 2007, the Company entered into and closed a Stock Purchase Agreement (the “Purchase Agreement”) with the shareholders of Qinteraction Limited (“Qinteraction”), a Cayman Islands company, and James F. Bere, Jr. as representative of the shareholders. Under the terms of the Purchase Agreement, in exchange for all the outstanding shares of Qinteraction, the Company paid at closing a total of $11.5 million, consisting of $7.0 million in cash and $4.5 million in Rainmaker common stock representing 559,284 shares based on the average closing stock price for the 5 trading days immediately preceding the closing. The agreement also provides for a potential additional payment at the end of twelve months, based on the achievement of certain financial milestones for the 12 month period ending June 30, 2008, ranging from no additional payment up to a maximum of $4.5 million in cash and $3.5 million in Rainmaker common stock, subject to potential offset and post-closing conditions.

The Company will be filing a registration statement with the Securities and Exchange Commission within 80 days of the closing date of the Purchase Agreement for the shares issued to the shareholders of Qinteraction. Such shares are initially subject to a contractual prohibition of sale with shares available for sale from closing as follows: 241,890 shares will be available for public sale after 6 months, 292,226 shares will be available for public sale after one year, and 25,168 shares will be available for public sale after 15 months, subject to certain post-closing conditions and potential adjustments. In addition, the Purchase Agreement provides for 13.5% of the total consideration to be held in escrow, comprising $945,000 in cash and 75,503 shares. Two-thirds of the escrow will be available for release after 12 months and the remaining one-third after 15 months, subject to post-closing conditions, potential adjustments, and offsets.

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

Among the important factors which could cause actual results to differ materially from those in the forward-looking statements are general market conditions, unfavorable economic conditions, our ability to integrate acquisitions and expand our call center without disruption to our business, our ability to execute our business strategy, the effectiveness of our sales team and approach, our ability to target, analyze and forecast the revenue to be derived from a client and the costs associated with providing services to that client, the date during the course of a calendar year that a new client is acquired, the length of the integration cycle for new clients and the timing of revenues and costs associated therewith, our client concentration given that the Company is currently dependent on a few large client relationships, potential competition in the marketplace, the ability to retain and attract employees, market acceptance of our service programs and pricing options, our ability to maintain our existing technology platform and to deploy new technology, our ability to sign new clients and control expenses, the possibility of the discontinuation or realignment of some client relationships, the financial condition of our clients’ business, our ability to raise additional equity or debt financing and other factors detailed in Part II Item 1A – “Risk Factors” of this Form 10-Q.

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

Overview

We are a leading provider of sales and marketing solutions, combining hosted application software and execution services designed to drive more revenue for our clients. We have developed an integrated solution, the Rainmaker Revenue Delivery PlatformSM, that combines proprietary, on-demand application software and advanced analytics with expert sales and marketing execution services, which can include marketing strategy development, websites, e-commerce portal creation and hosting, both inbound and outbound e-mail, direct mail, chat and telesales services. Our Revenue Delivery Platform combines (1) our proprietary technology platform, including hosted application software, (2) our proprietary database of corporate buyers of technology products and services, (3) our data development and analytics services and (4) our sales and marketing execution services. We are headquartered in Silicon Valley in Campbell, California, and have additional operations in Austin, Texas, Oakland, California, Montreal, Canada, and now Manila, Philippines with our recent acquisition. Our current clients consist primarily of large enterprises operating in the computer hardware and software, telecom and financial services industries.

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

Critical Accounting Policies/Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, asset impairments, restructuring charges, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Management has discussed the development of our critical accounting policies with the audit committee of the board of directors and they have reviewed the disclosures of such policies and management’s estimates in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On January 1, 2007 we adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Financial Accounting Standards Statement No. 109, “Accounting for Income Taxes.” Accordingly, we have disclosed that our policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in interest and other income (expense), net, in the statement of operations. Interest and penalties are immaterial at the date of adoption of FIN 48. The adoption of FIN 48 did not have a material impact on our financial statements at January 1, 2007.

With the establishment of our Canadian foreign subsidiary and the subsequent purchase of Canadian based assets from CAS Systems on January 25, 2007, we adopted a policy for recording foreign currency transactions and translation in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (SFAS No. 52). For our Canadian subsidiary, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at period end exchange rates, and statement of operations items are translated at average exchange rate prevailing during the period. Such translation adjustments are recorded in accumulated comprehensive income (loss), a component of stockholders’ equity. Gains and losses from foreign currency denominated transactions are included in interest and other income (expense), net in the consolidated statements of operations. Gains from foreign currency denominated transactions amounted to $52,000 and $64,000 for the three and six months ended June 30, 2007.

Other than the adoption of FIN 48 and SFAS No. 52, management believes there have been no significant changes during the six months ended June 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Results of Operations

The following table sets forth for the periods given selected financial data as a percentage of our revenue. The table and discussion below should be read in connection with the financial statements and the notes thereto which appear elsewhere in this report as well as with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, and with our financial statements and notes thereto included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue	100.0%	100.0%	100.0%	100.0%
Costs of services	51.8	49.6	51.5	49.6

Gross margin	48.2	50.4	48.5	50.4

Operating expenses:
Sales and marketing	9.6	7.9	10.0	7.3
Technology and development	15.5	12.5	15.0	11.8
General and administrative	14.8	15.8	14.2	17.2
Depreciation and amortization	6.6	7.0	6.8	6.7

Total operating expenses	46.5	43.2	46.0	43.0

Operating income	1.7	7.2	2.5	7.4
Interest and other income (expense), net	2.2	(0.2)	1.5	0.0

Income (loss) before income tax expense	3.9	7.0	4.0	7.4
Income tax expense	0.7	0.2	0.7	0.3

Net income (loss)	3.2%	6.8%	3.3%	7.1%

Comparison of Three Months Ended June 30, 2007 and 2006

Net Revenue. Net revenue increased $6.8 million, or 60%, to $18.0 million in the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. Approximately $3.3 million of the increase is due to the acquisitions of CAS Systems and ViewCentral in January 2007 and September 2006, respectively. Additionally, revenue from lead development grew approximately $2.3 million and revenue from contract sales increased approximately $1.2 million as a result of increased sales from existing clients.

Costs of Services and Gross Margin. Costs of services increased $3.8 million, or 67%, to $9.3 million in the three months ended June 30, 2007, as compared to the 2006 comparative period. The increase was primarily related to increased compensation costs for our lead development and contract sales divisions of approximately $1.3 million along with approximately $1.6 million in expenses related to the acquisitions of CAS Systems and ViewCentral that were acquired subsequent to June 30, 2006. Additionally, outsourced services included in costs of services increased approximately $600,000 between the periods. Our gross margin percentage declined slightly to 48% in the 2007 period from 50% in the three months ended June 30, 2006 as lead development became a larger percentage of our revenue with the acquisition of CAS Systems. Historically, revenue from lead development has a lower margin than revenue from contract sales.

Sales and Marketing Expenses. Sales and marketing expenses increased $846,000, or 95%, to $1.7 million in the three months ended June 30, 2007, as compared to the 2006 comparative period. The increase is primarily due to a $520,000 increase in selling expenses from CAS Systems and ViewCentral that were acquired in January 2007 and September 2006, respectively. Additionally, increases in compensation costs of approximately $180,000 were a result of the addition of staff to our sales force and increased commissions from increased sales during the quarter. The remaining change was primarily due to the increase in stock-based compensation costs during the 2007 period and increased travel & entertainment expenses as a result of the larger sales force in 2007. We expect sales and marketing expenses to continue to increase in absolute dollars and slightly as a percentage of revenue for the foreseeable future as we continue to grow.

Technology and Development Expenses. Technology expenses increased $1.4 million, or 98%, to $2.8 million during the three months ended June 30, 2007, as compared to the 2006 comparative period. We are engaged in continuing significant efforts to enhance our infrastructure and integrate our recent acquisitions. Approximately $750,000 of the increase between the comparative periods is due to increased temporary staffing, outsourced services and consultants for our infrastructure enhancements as well as the continued support of the database infrastructure which we rely on to service our customers. We believe that by using outsourced hosting for parts of our technology infrastructure, we will be able to better leverage the future expansion of our business. As a result of our recent acquisitions, we incurred approximately $350,000 in additional technology and development expense during the three months ended June 30, 2007. The remaining increase is due to increased compensation costs of approximately $290,000 for additional staff added to support the growth in our business. We expect technology and development expenses to increase on an absolute dollar basis and as a percentage of net revenues in 2007 as we continue to invest in development of our solutions, including internationalization of our solutions, for our customers and in technology infrastructure.

General and Administrative Expenses. General and administrative expenses increased $883,000, or 50%, to $2.7 million during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. The overall increase was primarily due to increases in compensation costs of approximately $350,000 for additional staff added to support the growth of the business and to assist in the Company’s compliance efforts related to Sarbanes-Oxley. Additionally, we incurred approximately $250,000 in expenses from CAS Systems and ViewCentral during the quarter, which were acquired subsequent to June 30, 2006, and audit and consulting fees increased approximately $180,000 during the quarter relating to Sarbanes-Oxley compliance work. The remaining change was primarily due to the increase in stock-based compensation expense during the 2007 period. We expect to incur additional substantial costs in 2007 to achieve compliance with the Sarbanes-Oxley Act and, therefore, expect our general and administrative expenses to increase in absolute dollars.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $407,000, or 52%, to $1.2 million for the three months ended June 30, 2007, as compared to the 2006 period. Amortization of intangible assets increased by $362,000 in the 2007 period, primarily as a result of acquisitions that occurred after June 30, 2006. These include the acquisition of ViewCentral in September 2006 and CAS Systems in January 2007. The remaining increase is due to increased depreciation of property and equipment as a result of our acquisitions and capital expenditures over the last year. Because of our acquisitions and the investments being made in our infrastructure, we expect depreciation and amortization expense to continue to increase for the foreseeable future.

Interest and Other Income (Expense), Net. The components of interest and other income (expense), net are as follows (in thousands):

	Three Months Ended June 30,		Change
	2007	2006
Interest income	$392	$41	$351
Interest expense	(54)	(66)	12
Currency translation gain	52	—	52
Other	1	2	(1)

	$391	$(23)	414

The increase in interest income is attributable to the net proceeds of $27.3 million received from our follow-on offering of common stock which was invested in interest bearing deposit accounts during the quarter. Interest expense is the result of the $3.0 million Term Loan obtained in February 2005 in connection with the acquisition of Sunset Direct, interest on the $1.5 million June 2005 Term Loan to fund the purchase and implementation of our new client management system and interest incurred with notes payable issued with the purchase of the assets of CAS Systems. We have been making principal payments on the term loans and interest expense was therefore reduced in the 2007 period which was offset by the increase in interest expense due to the CAS Systems notes.

The currency translation gain is primarily due to the fluctuation of currency exchange rates on a note payable to a third party denominated in United States dollars that is owed by our Canadian subsidiary. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.

Income Tax Expense. Income tax expense increased $115,000 or 639% to $133,000 for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. The Company’s low effective tax rate reflects the utilization of net operating loss carryforwards to offset taxable income. As of January 1, 2007, Texas changed its calculation of franchise tax. The new calculation is computed on taxable margin, as defined under Texas statute. The Texas state franchise tax resulted in approximately $54,000 in additional income tax for the three months ended June 30, 2007. Our income tax expense for the three month period ended June 30, 2007 is based on our estimate of taxable income for the full year ended December 31, 2007. The effective tax rate implied by our income tax expense may be adjusted if our estimate of taxable income changes significantly.

Comparison of Six Months Ended June 30, 2007 and 2006

Net Revenue. Net revenue increased $12.0 million, or 54%, to $34.3 million in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. Revenue from lead development grew $7.4 million over the comparative period primarily due to our acquisition of CAS Systems, which contributed $3.7 million in revenue during the period, and expansion with existing clients. Revenue from service contract sales grew $4.6 million over the comparative period substantially as a result of increased sales from existing clients and our acquisition of ViewCentral on September 15, 2006 which added approximately $2.0 million in revenue from the licensing of hosted software for training sales for the period.

Costs of Services and Gross Margin. Costs of services increased $6.6 million, or 59%, to $17.7 million in the six months ended June 30, 2007, as compared to the 2006 comparative period. The increase was primarily due to approximately $2.7 million in expenses from ViewCentral and CAS Systems that were acquired subsequent to June 30, 2006. Additionally, increases in compensation costs of approximately $2.1 million which include salaries, bonuses and commissions were related to the hiring of additional staff to support the increased sales volume in both lead development and contract sales. Increases in outsourced services and marketing expenses are the primary components of the remaining portion of the increase in costs of services. Our gross margin percentage declined slightly to 49% in the 2007 period from 50% in the six months ended June 30, 2006 as lead development became a larger percentage of our revenue with the acquisition of CAS Systems.

Sales and Marketing Expenses. Sales and marketing expenses increased $1.8 million, or 111%, to $3.4 million in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. The increase is primarily due to approximately $950,000 in expenses from ViewCentral and CAS Systems that were acquired subsequent to June 30, 2006, and approximately $390,000 in increased compensation costs as a result of the addition of staff to our sales force and increased commissions from increased sales during the period. The remaining change was primarily due to the increase in stock-based compensation costs during the 2007 period and increased travel & entertainment expenses as a result of the larger sales force in 2007. We expect sales and marketing expenses to continue to increase in absolute dollars and slightly as a percentage of sales for the foreseeable future as a result of our larger sales force and increased sales and marketing costs associated with the operations of our recent acquisitions.

Technology and Development Expenses. Technology and development expenses increased $2.5 million, or 96%, to $5.1 million during the six months ended June 30, 2007, as compared to the 2006 comparative period. We are engaged in continuing significant efforts to enhance our infrastructure and integrate our recent acquisitions. Approximately $1.5 million of the increase between the comparative periods is due to increased temporary staffing, outsourced services and consultants for our infrastructure enhancements as well as the continued support of the database infrastructure which we rely on to service our customers. We believe that by using outsourced hosting for parts of our technology infrastructure, we will be able to better leverage the future expansion of our business. As a result of our recent acquisitions, we incurred an approximately $640,000 in additional technology and development expense during the six months ended June 30, 2007. The remaining increase is due primarily to increased compensation costs for additional staff added to support the growth in our business. We expect technology and development expenses to increase on an absolute dollar basis and as a percentage of net revenues in 2007 as we continue to invest in development of our solutions, including internationalization of our solutions, for our customers and in technology infrastructure.

General and Administrative Expenses. General and administrative expenses increased $1.0 million, or 26%, to $4.9 million during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. The overall increase was primarily due to the acquisitions of ViewCentral and CAS Systems which provided approximately $417,000 in additional expenses during 2007. Additionally, stock-based compensation increased $306,000 between the periods. The remaining change was primarily due to increases in compensation costs for additional staff added to support the growth of the business and to assist in the Company’s compliance efforts related to Sarbanes-Oxley, and increased audit and consulting fees from Sarbanes-Oxley documentation and testing. We expect to incur additional and substantial costs in 2007 to achieve compliance with the Sarbanes-Oxley Act and, therefore, expect our general and administrative expenses to increase in absolute dollars for the remainder of our 2007 fiscal year.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $851,000, or 57%, to $2.3 million for the six months ended June 30, 2007, as compared to the 2006 period. Amortization of intangible assets increased by $770,000 in the 2007 period primarily as a result of acquisitions of ViewCentral and CAS Systems that occurred after June 30, 2006. The remaining increase is due to increased depreciation of property and equipment as a result of our acquisitions and capital expenditures over the last year. Because of our acquisitions and the investments being made in our infrastructure, we expect depreciation and amortization expense to continue to increase for the foreseeable future.

Interest and Other Income (Expense), Net. The components of interest and other income (expense), net are as follows (in thousands):

	Six Months Ended June 30,		Change
	2007	2006
Interest income	$560	$75	$485
Interest expense	(106)	(78)	(28)
Currency translation gain	64	—	64
Other	2	1	1

	$520	$(2)	522

The increase in interest income is attributable to an increase in cash available to invest in interest bearing deposits from the $27.3 million in net proceeds that we received from our follow-on offering of common stock in April 2007. Interest expense is the result of the $3.0 million Term Loan obtained in February 2005 in connection with the acquisition of Sunset Direct, interest on the $1.5 million June 2005 Term Loan to fund the purchase and implementation of our new client management system and interest incurred with notes payable issued with the purchase of the assets of CAS Systems. In the six months ended June 30, 2006, we were required to capitalize $63,000 in interest costs associated with the development of our client management system, amortization of which began in 2006. Had this not been capitalized, interest expense in the 2006 period would have been higher than the 2007 period.

The currency translation gain is primarily due to the fluctuation of currency exchange rates on a note payable to a third party denominated in United States dollars that is owed by our Canadian subsidiary. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.

Income Tax Expense. Income tax expense increased $189,000 or 263% to $261,000 for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. The Company’s low effective tax rate reflects the utilization of net operating loss carryforwards to offset taxable income. As of January 1, 2007, Texas changed its calculation of franchise tax. The new calculation is computed on taxable margin, as defined under Texas statute. The Texas state franchise tax resulted in approximately $108,000 in additional income tax for the six months ended June 30, 2007. Our income tax expense for the six month period ended June 30, 2007 is based on our estimate of taxable income for the full year ended December 31, 2007. The effective tax rate implied by our income tax expense may be adjusted if our estimate of taxable income changes significantly.

Liquidity and Sources of Capital

During the six months ended June 30, 2007 we generated $2.6 million of cash from operating activities and for the year ended December 31, 2006 we generated $10.5 million of cash from operating activities. Prior to 2006, we used cash in operating activities in substantially all years and funded our operations from cash proceeds from the sale of common stock and the incurrence of debt. From 2004 through 2006, we raised aggregate net proceeds of $14.2 million from private placements of common stock. During the same period, we raised an aggregate of $4.5 million from term loans from institutional lenders to fund our operations and support our acquisitions of other businesses. On April 25, 2007, we closed a follow-on public offering of our common stock in which we issued an additional 3.5 million shares and raised approximately $27.3 million after discounts, commissions and expenses.

Cash provided by operating activities for the six months ended June 30, 2007 was $2.6 million as compared to cash provided by operating activities of $3.1 million in the comparable 2006 period. Cash provided by operating activities in the 2007 was primarily the result of net income totaling $1.1 million, plus non-cash expenditures of depreciation and amortization of property and intangibles, stock-based compensation and the provision for allowance for doubtful accounts that totaled $3.2 million and changes in operating assets and liabilities, net of assets acquired and liabilities assumed, that used $1.7 million.

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

Our accounts receivable have grown in relation to our growth in revenue. During the six months ended June 30, 2007, our days sales outstanding, or DSO, increased to 31 days from 28 days at December 31, 2006. Since we record the gross billing to the end customer of our clients in our accounts receivable, we calculate DSO based on our ability to collect those gross billings from the end customers. For the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, our accounts receivable has increased at a faster rate than the increase in accounts payable. This is reflective of an additional $1.7 million in additional receivables that were generated from our CAS lead development business unit since its acquisition on January 25, 2007.

The $257,000 increase in other accrued liabilities is primarily due to accrued costs during the six months ended June 30, 2007 relating to the acquisition of Qinteraction Limited, which closed on July 19, 2007. The $71,000 decrease in deferred revenue was primarily a function of sales volume and the Company’s ability to pre-bill for services rendered.

Cash provided by operating activities during the six months ended June 30, 2006 is primarily the result of net income of $1.6 million. The non-cash expenditures of depreciation and amortization of property and intangibles, stock-based compensation and the provision for allowance for doubtful accounts totaled $1.6 million. Together, net income and non-cash expenditures contributed $3.2 million to cash from operating activities. The change in operating assets and liabilities (receivables, payables and other liabilities) used approximately $111,000 in operating cash during the six months ended June 30, 2006. In total, cash provided by operating activities was $3.1 million for the six months ended June 30, 2006.

Cash used in investing activities was $3.6 million and $806,000 for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007, we used cash of $1.5 million, including deal costs and net of cash acquired to acquire the assets of CAS Systems, Inc. Capital expenditures of $2.1 million and $844,000 primarily represent investments in our technology infrastructure during the 2007 and 2006 periods, respectively. Restricted cash represents the reserve for the refund due for non-service payments inadvertently paid to the Company by its customers instead of paid directly to the Company’s clients. At the time of cash receipt the Company records a current liability for the amount of non-service payments received. The decrease in restricted cash represents the reduction of our balance of refunds due to customers.

Cash provided by financing activities was $26.9 million in the six months ended June 30, 2007. During the comparative period ended June 30, 2006 we generated $3.0 million from financing activities. Cash provided by financing activities in the 2007 period was primarily from the net proceeds received from the follow-on offering of common stock in April 2007. Additionally, cash provided by the issuance of common stock from option exercises, employee stock purchase plan purchases and warrant exercises totaled approximately $394,000. Principal payments on our bank notes amounted to $750,000 during the six months ended June 30, 2007. During the 2006 period we generated $5.3 million from our placement of common stock and approximately $715,000 from option exercises, employee stock purchase plan purchases and warrant exercises. This was offset in part by principal payments totaling $3.0 million on our line of credit, term loans and other financing obligations.

Our principal source of liquidity as of June 30, 2007 consisted of $47.8 million of cash and cash equivalents and approximately $3.6 million remaining on our secured revolving line of credit, or Revolving Credit Facility. The increase in cash and cash equivalents was primarily due to completing our follow-on public offering of stock, in which we received net proceeds of approximately $27.3 million. In connection with a financial covenant related to our term loans, we are required to maintain unrestricted cash deposits of $1.25 million with our lender Bridge Bank, N.A., or Bridge Bank, which is included in the $47.8 million of cash and cash equivalents. We anticipate that our existing capital resources and cash flow expected to be generated from future operations will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months.

On July 19, 2007, the Company entered into and closed a Stock Purchase Agreement (the “Purchase Agreement”) with the shareholders of Qinteraction Limited (“Qinteraction”). Under the terms of the Purchase Agreement, in exchange for all the outstanding shares of Qinteraction, the Company paid at closing a total of $11.5 million, consisting of $7.0 million in cash and $4.5 million in Rainmaker common stock representing 559,284 shares based on the average closing stock price for the 5 trading days immediately preceding the closing. The agreement also provides for a potential additional payment at the end of twelve months, based on the achievement of certain financial milestones for the 12 month period ending June 30, 2008, ranging from no additional payment up to a maximum of $4.5 million in cash and $3.5 million in Rainmaker common stock, subject to potential offset and post-closing conditions.

Credit Arrangements

In connection with the CAS acquisition, Rainmaker and its wholly owned Canadian subsidiary, Rainmaker Systems (Canada), issued two notes payable in the amounts of $1.4 million and $600,000, respectively. The two notes are payable in three consecutive annual installments of $467,000 and $200,000, respectively, each, commencing on January 25, 2008, with subsequent installments payable on the anniversary date in 2009 and 2010. The notes bear interest at a fixed rate of 5.36% per annum which is payable on the outstanding principal at the end of each calendar quarter. At June 30, 2007, the combined $2.0 million balance of the notes payable was outstanding.

On July 6, 2006, we executed a further amendment to our Revolving Credit Facility with our lender, Bridge Bank. The amendment extended the maturity date of the Revolving Credit Facility from December 10, 2006 to October 10, 2007. The amount of credit available to the company remains at $4.0 million with a $1.0 million subfacility for standby letters of credit, and the interest rate for any advances under the Revolving Credit Facility remains at the prime lending rate (8.25% per annum at June 30, 2007). As of June 30, 2007, we had no borrowings under the Revolving Credit Facility and had two undrawn letters of credit outstanding under the Revolving Credit Facility that together combine for a face amount of $425,000. We had originally entered into this Revolving Credit Facility with our lender in April 2004.

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued an irrevocable standby letter of credit to one of our clients. The letter of credit was issued in the amount of $325,000 as a guarantee for service contracts sold by us on behalf of our client and will expire in September 2007. The letters of credit were issued under the Revolving Credit Facility described above. As of June 30, 2007, no amounts have been drawn against the letters of credit.

In June 2005, we entered into a business loan agreement with Bridge Bank, pursuant to which we obtained a $1.5 million term loan, or the June 2005 Term Loan, that was utilized to fund the purchase and implementation of our new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime per annum (8.25% per annum at June 30, 2007). The interest rate on the June 2005 Term Loan was reduced from prime plus 1% to prime in July 2006.

Concurrently with the closing of the merger transaction with Sunset Direct in February 2005, we entered into a Business Loan Agreement and Commercial Security Agreement with Bridge Bank, and obtained a $3.0 million term loan, or the Term Loan, that we used to retire certain indebtedness and certain other liabilities of Sunset Direct. The Term Loan is repayable in 36 monthly installments of $83,000 plus interest at a variable rate of prime per annum (8.25% per annum at June 30, 2007). The interest rate on the Term Loan was reduced from prime plus 1% to prime in July 2006.

The Term Loan, June 2005 Term Loan and Revolving Credit Facility are secured by substantially all of our consolidated assets, including intellectual property. We are subject to certain financial covenants, including maintenance of unrestricted cash of $1.25 million with Bridge Bank, reducing from time to time to the outstanding amount of the Term Loan and June 2005 Term Loan referenced above rounded upwards to the nearest $250,000 increment. We are obligated to maintain a specified minimum net income and minimum debt service coverage ratio. The Term Loan, the June 2005 Term Loan and the Revolving Credit Facility contain customary covenants that will, subject to limited exceptions, limit our ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Term Loan, June 2005 Term Loan and the Revolving Credit Facility also provide for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Term Loan, the June 2005 Term Loan and Revolving Credit Facility. At June 30, 2007, we were in compliance with all loan covenants and had $667,000 and $500,000 outstanding on the Term Loan and June 2005 Term Loan, respectively, and no amount outstanding on the Revolving Credit Facility.

Off-Balance Sheet Arrangements

Leases

As of June 30, 2007, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2010, including an additional facility operating lease commitment assumed in connection with our acquisition of Sunset Direct in February 2005 and the lease for our corporate headquarters in Campbell, California, as described below. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up front cash flow related to purchasing the assets.

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

In Austin, Texas we have rented a total 59,466 square feet of office space under a lease and its amendments that expire in June of 2009. In August 2005, we renewed the existing lease for 46,366 square feet of space and then in March 2006 we further amended the lease for an additional 7,623 square feet of space. Under the lease and its amendments, our base rent will escalate from approximately $407,000 in 2007 to $447,000 in the final full year of the lease that ends in June 2009. On April 16, 2007, we entered into a sublease agreement in the same building as our other lease in Austin for an additional 5,477 feet that expires on July 31, 2008. The rent on the sublease space is fixed at $2,700 per month.

With our acquisition of the assets of CAS Systems, we assumed existing lease obligations in Oakland, California and Vaudreuil, Quebec which is near Montreal. The Oakland lease began on May 19, 2006 and terminates on May 31, 2011. In Oakland, we occupy 10,039 feet with annual base rent that escalates from $227,000 in 2007 to $251,000 in the final full year ending May 31, 2011. The Vaudreuil lease began January 1, 2001 and terminates December 31, 2007. In Vaudreuil, we occupy 12,447 feet and, based on the currency exchange rate at June 30, 2007, are obligated to pay approximately $105,000 through the remainder of 2007. In both the California, Texas and Canadian facilities, we pay rent and maintenance on some of the common areas in each of our leased facilities.

Guarantees

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued an irrevocable standby letter of credit to one of our clients. The letter of credit was issued in the amount of $325,000 as a guarantee for service contracts sold by us on behalf of our client and will expire in September 2007. The letters of credit were issued under the Revolving Credit Facility described above. As of June 30, 2007, no amounts have been drawn against the letters of credit.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our clients under our service contracts, under which we may be required to indemnify clients for certain third party claims, and certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of June 30, 2007 and December 31, 2006.

Contractual Obligations

Term Loans

In June 2005, we entered into a business loan agreement with Bridge Bank, pursuant to which we obtained a $1.5 million term loan that is being utilized to fund the implementation of the Company’s new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime per annum (8.25% per annum at June 30, 2007). As of June 30, 2007, we had approximately $500,000 outstanding on the June 2005 Term Loan. The interest rate on the June 2005 Term Loan was reduced from prime plus 1% to prime by the amendment that we executed with our lender on July 6, 2006.

In February 2005, concurrent with the closing of the acquisition of Sunset Direct, we entered into a business loan agreement and commercial security agreement with Bridge Bank. The Term Loan is to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime per annum (8.25% per annum at June 30, 2007). As of June 30, 2007, we had approximately $667,000 outstanding on the Term Loan. The interest rate on the Term Loan was reduced from prime plus 1% to prime by the amendment that we executed with our lender on July 6, 2006.

Notes Payable

In connection with our acquisition of the assets of CAS Systems and its Canadian subsidiary, Rainmaker and its Canadian subsidiary, Rainmaker Systems (Canada) Inc., issued notes payable in the amounts of $1.4 million and $600,000, respectively. The two notes are payable in three consecutive annual installments of $467,000 and $200,000, respectively, each, commencing on January 25, 2008, with subsequent installments payable on the anniversary date in 2009 and 2010. The notes bear interest at a fixed rate of 5.36% per annum which is payable on the outstanding principal at the end of each calendar quarter. At June 30, 2007, $2.0 million in notes payable was outstanding.

Revolving Credit Facility

In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank. The Revolving Credit Facility originally matured in May 2005, and provided borrowing availability up to a maximum of $3.0 million through a secured revolving line of credit that includes a $1.0 million letter of credit facility. In December 2005, the total available under the Revolving Credit Facility was increased to $4.0 million and the maturity was extended to December 2006. In July 2006, the maturity date of the Revolving Credit Facility was further extended to October 2007. As of June 30, 2007, we had no amounts outstanding under the Revolving Credit Facility.

Financing Obligations

Future payments under our contracts and obligations at June 30, 2007 are as follows (dollars in thousands):

Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-Term Debt Obligations (1)	$3,167	$1,834	$1,333	$—	$—
Operating Lease Obligations	3,047	1,198	1,849	—	—

Total	$6,214	$3,032	$3,182	$—	$—

(1)	Excludes interest payments.

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

As of June 30, 2007, our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely manner.

(b)	Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the second quarter of our 2007 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three and six months ended June 30, 2007, two clients, Dell and Hewlett-Packard, each accounted for more than 10% of our net revenue and collectively represented 42% and 45% of our net revenue for these respective periods. Our largest client, Dell, represented 29% and 32% of our net revenue for the three and six months ended June 30, 2007. During the three and six months ended June 30, 2006, these same two clients accounted for more than 10% of our revenue and collectively represented 49% and 49% of our net revenue for the respective periods with Dell representing 39% and 38% of our net revenue for these prior year periods.

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

Our clients may, from time to time, restructure their businesses, which may adversely impact the revenues we generate from those clients. For example, in March 2007, Dell informed us that it was restructuring a portion of its business for which we provide contract sales services. As a result, we indicated at that time that we expected our revenue from Dell for 2007 to be flat from 2006. Any further restructuring by Dell, or any similar restructuring by one of our other clients, could reduce the volume of services we provide and further reduce our expected future revenues, which would likely have a material adverse effect on our financial position, cash flows and results of operations.

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

We perform valuation analyses on all acquisitions and reassess the valuations and carrying value of goodwill and other intangible assets on our balance sheet at least annually. As of June 30, 2007, we had $8.6 million in goodwill and $5.5 million of unamortized intangibles. This reassessment has in the past resulted in adjustments in amortization schedules, and could in the future result in further adjustments, or in write-downs or write-offs of assets, which would negatively affect our financial position and operating results.

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

On January 25, 2007, we acquired the business of CAS Systems, which has significant operations near Montreal, Canada. On July 19, 2007, we acquired Qinteraction Limited, which operates a call center in Manila, Philippines. Our growth strategy may include further expansion into international markets. Our international expansion may require significant additional financial resources and management attention, and could have a negative effect on our financial position, cash flows and operating results. In addition, we may be exposed to associated risks and challenges, including:

•	regional and economic political conditions;

•	foreign currency fluctuations;

•	different or lesser protection of intellectual property rights;

•	longer accounts receivable collection cycles;

•	different pricing environments;

•	difficulty in staffing and managing foreign operations;

•	laws and business practices favoring local competitors; and

•	foreign government regulations.

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

Although we reported net income in the first and second quarter of 2007 and for each of the four quarters during 2006, we incurred a net loss of $5.0 million for the year ended December 31, 2005, and a net loss of $4.9 million for the year ended December 31, 2004. Our accumulated deficit through June 30, 2007 is $58.5 million. We may incur losses in the future, depending on the timing of signing of new clients, costs to initiate service for new clients, our ability to retain and expand our service to existing clients, our ability to successfully compete, our decisions to further invest in our technology or infrastructure, and our ability to continue to increase our operating efficiencies.

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

In the event that one of our operations facilities has a lapse of service or damage to such facility, our clients could experience interruptions in our service as well as delays, and we might incur additional expense in arranging new facilities and services. Our disaster recovery computer hardware and systems located at our facilities in California, Texas, Canada, and the Philippines have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring at one of our operations facilities. In the event of a disaster in which one of our operations facilities is irreparably damaged or destroyed, we could experience lengthy interruptions in our service. While we have not experienced extended system failures in the past, any interruptions or delays in our service, whether as a result of third party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with clients and our reputation. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability, cause us to issue credits or cause clients to fail to renew their contracts, any of which could adversely affect our business, financial condition and results of operations. Temporary or permanent loss of these systems could limit our ability to conduct our business and result in lost revenue.

We have made significant investments in technology systems that operate our business operations. Such assets are subject to reviews for impairment in the event they are not fully utilized.

We have made technology and system improvements and capitalized those costs while the technology was being developed. During the year ended December 31, 2006, we deployed our new customer relationship management, or CRM, system, which we had developed over an 18-month period. We invested $3.2 million in this system, which has a carrying value of $2.4 million as of June 30, 2007 as capitalized software, and is being amortized over five years. We are using it as a CRM platform for our service sales clients. If unforeseen events or circumstances prohibit us from using this system with all clients, we may be forced to impair some or all of this asset, which could result in a charge to our financial results.

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

Based on current SEC rules, we will be required to comply by December 31, 2007 with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We are in the process of documenting our internal controls systems to allow management to evaluate and report on, and our independent auditors to audit, our internal controls over financial reporting. Once the documentation is complete, we will be performing the system and process evaluation and testing (and any necessary remediation) required to comply. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. We are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to materially affect internal controls over financial reporting. A “material weakness” is a deficiency or combination of deficiencies that results in a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities such as the SEC. In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our consolidated financial statements, and our stock price may be adversely affected as a result. If we fail to remedy any material weakness, our consolidated financial statements may be inaccurate, we may face restricted access to the capital markets and our stock price may be adversely affected.

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

Our certificate of incorporation and bylaws and certain provisions of Delaware law may make it more difficult for a third party to acquire us, even though an acquisition might be beneficial to our stockholders. For example, our certificate of incorporation provides our board of directors the authority, without stockholder action, to issue up to 5,000,000 shares of preferred stock in one or more series. Our board determines when we will issue preferred stock, and the rights, preferences and privileges of any preferred stock. Our certificate of incorporation also provides for a classified board, with each board member serving a staggered three-year term. When our common stock was listed on the Nasdaq Capital Market, we were subject to various restrictions under California law that prohibited us from having a classified board. Now that our common stock is listed on the Nasdaq Global Market, we are no longer subject to those restrictions. Accordingly, we implemented a classified board at our 2007 annual meeting of our stockholders. In addition, our bylaws establish an advance notice procedure for stockholder proposals and for nominating candidates for election as directors. Delaware law also contains provisions that can affect the ability of a third party to take over a company. For example, we are subject to Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years after the date that such stockholder became an interested stockholder, unless certain conditions are met. Section 203 may discourage, delay or prevent an acquisition of our company even at a price our stockholders may find attractive.

Our common stock price may be volatile.

During the year ended December 31, 2006 and through June 30, 2007, the price for our common stock has fluctuated between $2.41 per share and $11.21 per share. The trading price of our common stock may continue to fluctuate widely due to:

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

As of June 30, 2007, our directors, executive officers and entities affiliated with them together beneficially control approximately 11.4% of our outstanding shares. As a result, these stockholders, acting together, may have the ability to disproportionately influence all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company, which, in turn, could depress the market price of our common stock.

Shares eligible for sale in the future could negatively affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of June 30, 2007, we had 18,894,341 outstanding shares of common stock. As of June 30, 2007, there were an aggregate of 2,831,582 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 1,737,964 shares of common stock issuable upon exercise of options outstanding under our option plan and 1,093,618 shares of common stock issuable upon exercise of the outstanding warrants issued to the investors in our private placement transactions completed on February 7, 2006, June 15, 2005 and February 20, 2004. As of June 30, 2007, we also have a total of 509,518 shares issued pursuant to restricted stock awards granted to certain employees. These restricted shares will become available for public sales subject to the respective employees continued employment with the company over vesting periods of not more than four years. As of June 30, 2007, under our existing stock option plan and employee stock purchase plan, we may issue up to an additional 829,466 shares and 595,326 shares of our common stock, respectively, subject to the terms and conditions of such plans. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, compensation or otherwise. In addition, shares issued in connection with our acquisition of ViewCentral will be available for sale upon the lapse of contractual lock-ups as follows: 304,737 shares on September 15, 2007. In addition, up to 145,493 shares issued in connection with our acquisition of ViewCentral will be released from escrow restrictions on September 15, 2007.

On April 25, 2007, we completed a follow-on public offering of our stock in which we issued 3,500,000 additional shares.

On July 19, 2007, we completed a Stock Purchase Agreement with the shareholders of Qinteraction Limited. Under the terms of the Purchase Agreement, the Company issued $4.5 million in Rainmaker common stock representing 559,284 shares based on the average closing stock price for the 5 trading days immediately preceding the closing. Such shares are initially subject to a contractual prohibition of sale with shares available for sale from closing as follows: 241,890 shares will be available for public sale after 6 months, 292,226 shares will be available for public sale after one year, and 25,168 shares will be available for public sale after 15 months, subject to certain post-closing conditions and potential adjustments.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 15, 2007, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors: Michael Silton (with 9,590,325 shares voting for and 58,244 abstaining); Robert Leff (with 9,399,011 shares voting for and 249,558 abstaining); Mitchell Levy (with 9,560,657 shares voting for and 87,912 abstaining); Alok Mohan (with 9,590,605 shares voting for and 57,964 abstaining); and Bradford Peppard (with 9,369,011 shares voting for and 279,558 abstaining).

The stockholders also ratified the appointment of BDO Seidman LLP as independent registered public accountants for the Company for the fiscal year ending December 31, 2007 (with 9,624,351 shares voting for, 21,048 voting against, 3,170 abstaining, and 0 broker non-votes).

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

RAINMAKER SYSTEMS, INC.

Dated: August 7, 2007	/s/ MICHAEL SILTON
Michael Silton
Chief Executive Officer (Principal Executive Officer)

/s/ STEVE VALENZUELA
Steve Valenzuela
Secretary and Chief Financial Officer (Chief Accounting Officer)