Form 10-Q
period 2007-09-30
RAINMAKER SYSTEMS INC
filed 2007-11-13
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2007

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

As of November 7, 2007, the registrant had 19,880,674, shares of Common Stock outstanding.

RAINMAKER SYSTEMS, INC.

FORM 10-Q

AS OF SEPTEMBER 30, 2007

PART I.—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$39,507	$21,996
Restricted cash	253	315
Accounts receivable, less allowance for doubtful accounts of $282 at September 30, 2007 and $233 at December 31, 2006	21,239	13,547
Prepaid expenses and other current assets	2,280	1,172

Total current assets	63,279	37,030
Property and equipment, net	8,432	4,293
Intangible assets, net	7,962	5,604
Goodwill	14,710	7,006
Other noncurrent assets	885	325

Total assets	$95,268	$54,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,485	$22,522
Accrued compensation and benefits	2,596	1,979
Other accrued liabilities	2,861	2,368
Deferred revenue	3,092	3,457
Current portion of capital lease obligations	—	2
Current portion of notes payable	1,458	1,500

Total current liabilities	36,492	31,828
Deferred tax liability	98	43
Long term deferred revenue	311	268
Notes payable, less current portion	1,333	417

Total liabilities	38,234	32,556

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 19,788,323 shares outstanding at September 30, 2007 and 15,088,294 shares outstanding at December 31, 2006	19	15
Additional paid-in capital	115,375	81,265
Accumulated deficit	(58,295)	(59,578)
Accumulated other comprehensive loss	(65)	—

Total stockholders’ equity	57,034	21,702

Total liabilities and stockholders’ equity	$95,268	$54,258

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue	$19,081	$12,219	$53,388	$34,556
Cost of services	9,998	6,231	27,666	17,315

Gross margin	9,083	5,988	25,722	17,241

Operating expenses:
Sales and marketing	1,578	1,034	5,006	2,658
Technology and development	2,856	1,487	8,004	4,116
General and administrative	3,166	1,745	8,026	5,594
Depreciation and amortization	1,614	797	3,951	2,283

Total operating expense	9,214	5,063	24,987	14,651

Operating (loss) income	(131)	925	735	2,590
Interest and other income (expense), net	448	56	968	54

Income before income tax expense	317	981	1,703	2,644
Income tax expense	159	112	420	184

Net income	$158	$869	$1,283	$2,460

Basic income per share	$0.01	$0.06	$0.08	$0.19

Diluted income per share	$0.01	$0.06	$0.07	$0.18

Weighted average common share
Basic	18,849	13,921	16,976	13,049

Diluted	20,592	14,959	18,719	13,851

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income	$1,283	$2,460
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,799	1,382
Amortization of intangible assets	2,152	901
Stock-based compensation expense	1,200	52
Provision for allowances for doubtful accounts	259	217
Loss on disposal of fixed assets	—	10
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(6,099)	(734)
Prepaid expenses and other assets	(823)	375
Accounts payable	3,205	1,349
Accrued compensation and benefits	225	272
Other accrued liabilities	(422)	696
Deferred tax liability	354	—
Deferred revenue	(493)	82

Net cash provided by operating activities	2,640	7,062

Investing activities:
Purchases of property and equipment	(2,770)	(1,073)
Restricted cash, net	62	119
Acquisition of business, net of cash acquired	(9,092)	354

Net cash used in investing activities	(11,800)	(600)

Financing activities:
Proceeds from issuance of common stock from option exercises	754	768
Proceeds from issuance of common stock from ESPP	46	23
Proceeds from issuance of common stock from warrant exercises	54	189
Net proceeds from issuance of common stock and warrants from private placement	—	5,312
Net proceeds from follow-on offering of common stock	27,243	—
Principal payment of notes payable	(1,125)	(3,125)
Principal payment of financing arrangements	—	(301)
Principal payment of capital lease obligations	(2)	(95)

Net cash provided by financing activities	26,970	2,771

Effect of exchange rate changes on cash:	(299)	—

Net increase in cash and cash equivalents	17,511	9,233

Cash and cash equivalents at beginning of period	21,996	9,746

Cash and cash equivalents at end of period	$39,507	$18,979

Supplement disclosures of cash flow information:
Cash paid for interest	$167	$203

Cash paid for taxes	$82	$60

Supplemental non-cash investing and financing activities:
Issuance of notes payable for acquisition of assets	$2,000	$—

Issuance of common stock in business acquisitions	559	913

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

The results of our operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results to be expected for the year ending December 31, 2007, or any other period. These condensed consolidated financial statements should be read in conjunction with Rainmaker’s financial statements and notes thereto included in Rainmaker’s Annual Report on Form 10-K for the year ended December 31, 2006, and the financial statements and notes thereto included in Rainmaker’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and June 30, 2007. Balance sheet information as of December 31, 2006 has been derived from the audited financial statements for the year then ended.

Certain amounts reported in the accompanying financial statements for 2006 have been reclassified to conform to the 2007 presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

We are a leading provider of sales and marketing solutions, combining hosted application software and execution services designed to drive more revenue for our clients. Our core services include the following: service contract sales and renewals, software license sales, subscription renewals and warranty extension sales (“service sales”); lead generation, qualification and management (“lead development”); and hosted application software for training sales (“training sales”).

We operate in one business as determined by revenue generated from sales and marketing solutions. We have operations within the United States of America, Canada and the Philippines where we perform services on behalf of our clients to customers who are almost entirely located in North America. We have contracted with third parties on behalf of our clients to perform marketing services in Europe.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Rainmaker Systems, Inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside of the company, and other relevant facts and circumstances. Actual results could differ from those estimates. Accounting policies that include particularly significant estimates are revenue recognition and presentation policies, valuation of accounts receivable, measurement of our deferred tax asset and the corresponding valuation allowance, allocation of purchase price in business combinations, fair value estimates for the expense of employee stock options and the assessment of recoverability and measuring impairment of goodwill, intangible assets ,fixed assets and commitments and contingencies.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents generally consist of money market funds and certificates of deposit. The fair market value of cash equivalents represents the quoted market prices at the balance sheet dates and approximates their carrying value.

Included in cash and cash equivalents is $1.0 million of unrestricted cash which must be maintained on deposit with a lending institution as required under the loan agreement with the lender.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our client’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At September 30, 2007 and December 31, 2006, our allowance for potentially uncollectible accounts was $282,000 and $233,000, respectively.

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

Goodwill and Other Intangible Assets

We apply the guidance of the Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations in accounting for the assets related to our acquisitions. Goodwill represents the excess of the acquisition purchase price over the estimated fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired. In our analysis of goodwill and other intangible assets we apply the guidance of FASB Statement No. 142, Goodwill and Other Intangible Assets in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various technologies, customer relationships and trade names of the businesses we have acquired. To date, no circumstances or indicators have arisen to indicate that the carrying value has been impaired.

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

Revenue Recognition and Presentation

Substantially all of our revenue is generated from the sale of service contracts and maintenance renewals, lead development services and software subscriptions for hosted Internet sales of web based training. We recognize revenue from the sale of our clients’ service contracts and maintenance renewals under the provisions of Staff Accounting Bulletin (SAB) 104, Revenue Recognition and on the “net basis” in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from a client’s customer is received; the service contract or maintenance agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain unfulfilled. Revenue from lead development services we perform is recognized as the services are accepted and is generally earned ratably over the service contract period. Some of our lead development service revenue is earned when we achieve certain attainment levels and is recognized upon customer acceptance of the service. We earn revenue from our software application subscriptions of hosted online sales of web based training ratably over each contract period, having considered EITF 00-03: Application of AICPA SOP 97-2, Software Revenue Recognition, to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware, which distinguishes hosting services that might fall under the scope of SOP 97-2: Software Revenue Recognition. Since these software subscriptions are usually paid in advance, we have recorded a deferred revenue liability on our balance sheet that represents the prepaid portions of subscriptions that will be earned over the next one to two years. We generally do not enter into multiple-element revenue arrangements with our clients.

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

Income Taxes

We account for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Accordingly, our deferred tax asset is subject to a 100% valuation allowance and therefore is not recorded on our balance sheet as an asset. Realization of our deferred tax asset is limited and we may not be able to fully utilize our deferred tax asset to reduce our tax rates. In the nine months ended September 30, 2007, we utilized some of our deferred tax asset to reduce our tax expense. Due to operating losses in previous years, we will maintain a 100% valuation allowance on our deferred tax asset until a sustained pattern of operating profits can be established.

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

We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the three and nine months ended September 30, 2007, two clients, Dell and Hewlett-Packard accounted for more than 10% of our net revenue and collectively represented 43% and 44% of our net revenue for the respective periods. Dell represented 28% and 31%, respectively, of our net revenue for the three and nine months ended September 30, 2007 and Hewlett-Packard represented 14% and 13% of our net revenue, respectively, for the same periods. During the three and nine months ended September 30, 2006, these same two clients accounted for more than 10% of our revenue and collectively represented 51% and 49% of our net revenue for the respective periods, with Dell representing 41% and 39% of our net revenue and Hewlett-Packard representing 10% and 10% of our net revenue for the respective periods.

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

Our three primary product lines, service sales, lead development and training sales have been aggregated into one reportable segment. The aggregation of operating segments is based on management by the chief operating decision-maker for the segment as well as similarities of products, production processes, and economic characteristics.

Related Party Transactions

We have made purchases of computer equipment and services from several vendors including Dell and Hewlett-Packard, our two largest clients. During the three and nine months ended September 30, 2007, we purchased equipment from Dell totaling $151,000 and $262,000, respectively, and from Hewlett-Packard totaling $0 and $22,000, respectively. For the three and nine months ended September 30, 2006, we purchased equipment from Dell totaling $112,000 and $308,000, respectively.

The Chairman of our board of directors also serves on the board of Saama Technologies, a technology services firm. During the three and nine months ended September 30, 2007, we paid Saama Technologies $35,000 and $242,000, respectively, for technology services. During the three and nine months ended September 30, 2006, we paid Saama Technologies $83,000 and $120,000, respectively. We may continue to utilize their services and may expand the scope of Saama Technologies’ engagement in the future.

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

The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$158	$869	$1,283	$2,460

Weighted-average shares of common stock outstanding – basic	18,849	13,921	16,976	13,049
Plus: Outstanding dilutive options and warrants outstanding	2,863	2,202	2,893	2,178
Less: weighted-average shares subject to repurchase	(1,120)	(1,164)	(1,150)	(1,376)

Weighted-average shares used to compute diluted net income per share	20,592	14,959	18,719	13,851

Basic net income per share	$0.01	$0.06	$0.08	$0.19

Diluted net income per share	$0.01	$0.06	$0.07	$0.18

4.	ACQUISITIONS

Qinteraction Limited

On July 19, 2007, we entered into and closed a Stock Purchase Agreement (the “Purchase Agreement”) with the shareholders of Qinteraction Limited (“Qinteraction”), a Cayman Islands company, and James F. Bere, Jr. as representative of the shareholders. Qinteraction operates an offshore call center located in Manila, Philippines. The results of Qinteraction’s operations have been included in our consolidated financial statements since the acquisition date. Under the terms of the Purchase Agreement, in exchange for all the outstanding shares of Qinteraction, Rainmaker paid at closing a total of $11.8 million, consisting of $7.0 million in cash and $4.8 million in Rainmaker common stock representing 559,284 shares based on the average closing stock price for the 5 days surrounding the announcement of the closing. The agreement also provides for a potential additional payment at the end of twelve months, based on the achievement of certain financial milestones for the 12 month period ending June 30, 2008, ranging from no additional payment up to a maximum of $4.5 million in cash and $3.5 million in Rainmaker common stock, subject to potential offset and post-closing conditions.

Our acquisition of Qinteraction has been accounted for as a business combination. Assets acquired and liabilities assumed from Qinteraction were recorded at their estimated fair values as of July 19, 2007. The total purchase price was approximately $12.5 million as follows:

Issuance of 559,284 shares of Rainmaker common stock	$4,817
Cash payment for acquisition of Qinteraction	7,000
Acquisition related transaction costs	663

Total purchase price	$12,480

Using the purchase method of accounting, the total purchase price was allocated to Qinteraction’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill, which will be amortized over 15 years for tax purposes. Using the estimated future discounted cash flows from the assets acquired, management performed a valuation and the total purchase price was allocated as follows (in thousands):

Cash	$202
Identified tangible assets	4,383
Customer relationships	3,310
Goodwill	5,817
Liabilities assumed	(1,232)

Total purchase price allocation	$12,480

The purchase price is still preliminary as we have not yet settled all of the acquisition related transaction costs related to the Qinteraction purchase. Additionally, there is a potential additional payment based on the achievement of certain financial milestones that could increase the purchase price. Amortization of the customer relationships intangible asset is calculated using an accelerated method that is based on the estimated future cash flows for the relationships. The estimated useful life of the customer relationships acquired is five years. We estimated the cash flows associated with the excess earnings the customers would generate and allocated the present value of those earnings to the asset. We used a discount rate of 22.0%.

On October 17, 2007, Rainmaker filed a registration statement with the Securities and Exchange Commission with respect to the shares issued to Qinteraction’s shareholders that became effective November 7, 2007. Such shares are initially subject to a contractual prohibition of sale with shares available for sale from closing as follows: 241,890 shares will be available for public sale after 6 months, 292,226 shares will be available for public sale after one year, and 25,168 shares will be available for public sale after 15 months, subject to certain post-closing conditions and potential adjustments. In addition, 75,503 of the shares of the common stock consideration have been placed in escrow to secure certain customary indemnity obligations under the Purchase Agreement. Two-thirds of the escrow will be available for release after 12 months from closing and the remaining one-third will be available for release after 15 months from closing, subject to post-closing conditions, potential adjustments and offsets.

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

Our acquisition of CAS has been accounted for as a business combination. Assets acquired and liabilities assumed from CAS were recorded at their estimated fair values as of January 25, 2007. The total purchase price was $4.3 million as follows (in thousands):

Cash payment for acquisition of CAS	$2,000
Notes Payable for acquisition of CAS	2,000
Acquisition related transaction costs	297

Total purchase price	$4,297

Using the purchase method of accounting, the total purchase price was allocated to CAS’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill, which will be amortized over 15 years for tax purposes. Using the estimated future discounted cash flows from the assets acquired, management performed a valuation and the total purchase price was allocated as follows (in thousands):

Cash	$490
Identified tangible assets	1,387
Developed technology	100
Customer relationships	1,100
Goodwill	1,710
Liabilities assumed	(320)
Deferred revenue assumed (1)	(170)

Total purchase price allocation	$4,297

(1)	In accordance with EITF 01-03, “Accounting in a Business Combination of Deferred Revenue of an Acquiree”, we have reduced the carrying value of the deferred revenue by 13.6%, which represents the reduction from carrying value to fair value for the legal performance obligation assumed from CAS.

The purchase price is still preliminary as we have not yet settled all of the acquisition related transaction costs related to the CAS acquisition. Amortization of the intangible assets is calculated using an accelerated method for customer relationships that is based on the estimated future cash flows for the relationship, and the straight-line method for the developed technology. The estimated useful life of the amortizable intangible assets acquired is four years for customer relationships and two years for the developed technology. For developed technology and customer relations, we estimated the cash flows associated with the excess earnings the technology and contacts would generate and allocated the present value of those earnings to the asset. We used a discount rate of 23.5%.

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

Our acquisition of ViewCentral has been accounted for as a business combination. Assets acquired and deferred revenue assumed from ViewCentral were recorded at their estimated fair values as of September 15, 2006. The total purchase price was $4.6 million as follows (in thousands):

Issuance of 754,968 shares of Rainmaker common stock	$4,439
Acquisition related transaction costs	182

Total purchase price	$4,621

Using the purchase method of accounting, the total purchase price was allocated to ViewCentral’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill, which will be amortized over 15 years for tax purposes. Using the estimated future discounted cash flows from the assets acquired, management performed a valuation and the total purchase price was allocated as follows (in thousands):

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

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the purchases of assets from ViewCentral, CAS Systems and Qinteraction Limited had occurred at the beginning of the periods ended September 30, 2007 and 2006 and assumes the amortization of intangible assets, the effect of compensation expense for the restricted stock awards, the reduction of revenue for the estimated fair value of the legal performance obligation in accordance with the guidance of EITF 01-03, and the tax effect of the aforementioned adjustments (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Pro forma net revenue	$19,496	$16,614	$58,554	$48,539

Pro forma net income (loss)	$85	$(119)	$804	$854

Pro forma – basic net income (loss) per share	$0.00	$(0.01)	$0.05	$0.06

Pro forma – diluted net income (loss) per share	$0.00	$(0.01)	$0.04	$0.06

Pro forma weighted average shares outstanding – basic	19,001	15,120	17,398	14,319

Pro forma weighted average shares outstanding – diluted	20,814	16,278	19,216	15,243

5.	PROPERTY AND EQUIPMENT

	Estimated Useful Life	September 30, 2007	December 31, 2006
Property and equipment:
Computer equipment	3 years	$10,811	$7,607
Capitalized software and development	2-5 years	12,542	11,353
Furniture and fixtures	5 years	1,065	331
Leasehold improvements	Lease term	854	180

		25,272	19,471
Accumulated depreciation and amortization		(16,977)	(15,178)
Construction in process		137	—

Property and equipment, net		$8,432	$4,293

6.	INTANGIBLE ASSETS

	Estimated Useful Life	September 30, 2007	December 31, 2006
Intangible assets:
Developed technology	3-5 years	$1,980	$1,880
Customer relations	2-5 years	8,270	3,860
Database	5 years	1,100	1,100
Trade name	10 years	1,100	1,100

		12,450	7,940
Accumulated amortization		(4,488)	(2,336)

Intangibles assets, net		$7,962	$5,604

Future amortization of intangible assets at September 30, 2007 is as follows:

Intangible Amortization
Remainder of 2007	$913
Fiscal: 2008	3,204
2009	2,152
2010	997
2011	445
Thereafter	251

Total future amortization	$7,962

7.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2007	December 31, 2006
February 2005 Term Loan	$416	$1,167
June 2005 Term Loan	375	750
Notes Payable – CAS	2,000	—

	2,791	1,917
Less: Current Portion	(1,458)	(1,500)

Total Long-Term Debt	$1,333	$417

February 2005 Term Loan

In February 2005, concurrent with the closing of the acquisition of Sunset Direct, we entered into a business loan agreement and commercial security agreement with Bridge Bank. The Term Loan is to be repaid in 36 monthly installments of approximately $83,000 plus interest at a variable rate of prime per annum (7.75% per annum at September 30, 2007). We are in compliance with our loan covenants related to this loan as of September 30, 2007.

June 2005 Term Loan

In June 2005, we entered into a business loan agreement with Bridge Bank, pursuant to which we obtained a $1.5 million term loan that is being utilized to fund the implementation of the Company’s new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of approximately $42,000 plus interest at a variable rate of prime per annum (7.75% per annum at September 30, 2007). We are in compliance with our loan covenants related to this loan as of September 30, 2007.

Notes Payable – CAS

In connection with our acquisition of the assets of CAS and its Canadian subsidiary, Rainmaker and its Canadian subsidiary, Rainmaker Systems (Canada) Inc., issued notes payable in the amounts of $1.4 million and $600,000, respectively. The two notes are payable in three consecutive annual installments of approximately $467,000 and $200,000, respectively, each, commencing on January 25, 2008, with subsequent installments payable on the anniversary date in 2009 and 2010. The notes bear interest at a fixed rate of 5.36% per annum which is payable for the outstanding principal at the end of each calendar quarter.

Revolving Credit Facility

In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank. The Revolving Credit Facility originally matured in May 2005, and provided borrowing availability up to a maximum of $3.0 million through a secured revolving line of credit that includes a $1.0 million letter of credit facility. In December 2005, the total available under the Revolving Credit Facility was increased to $4.0 million and the maturity was extended to December 2006. In July 2006, the maturity date of the Revolving Credit Facility was further extended to October 10, 2007. As of September 30, 2007, we had no amounts outstanding under the Revolving Credit Facility. The Company is currently in discussions with the bank to further extend the maturity date of the Revolving Credit Facility.

Future debt maturities at September 30, 2007 are as follows (in thousands):

Three months ending December 31, 2007	$375
Fiscal year ending December 31, 2008	1,083
Fiscal year ending December 31, 2009	667
Fiscal year ending December 31, 2010	666

Total	$2,791

8.	COMMON STOCK

On April 25, 2007, we announced that we had closed a public offering of an aggregate of 4,165,690 shares of our common stock at a public offering price of $8.50 per share (the “Offering”). Pursuant to the Offering, 3,500,000 shares were sold by us and 665,690 shares were sold by the selling stockholders named in the prospectus supplement, generating gross proceeds to the Company, after underwriting discounts and commissions, of $28.1 million. Net proceeds from the offering were approximately $27.2 million after payment of all expenses relating to the offering. We expect to continue to use the net proceeds from this offering for general corporate purposes, including working capital and capital expenditures. We also used a portion of the net proceeds to acquire Qinteraction and may use a portion of the net proceeds to acquire complementary technologies or businesses in the future when the opportunity arises.

9.	STOCK-BASED COMPENSATION EXPENSE

We expense stock-based compensation to the same operating expense categories that the respective award grantee’s salary expense is reported. The table below reflects stock-based compensation expense for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock based compensation expense included:
Cost of services	$106	$3	$264	$7
Sales and marketing	89	11	239	19
Technology	61	2	145	5
General and administrative	231	5	552	21

	$487	$21	$1,200	$52

At September 30, 2007, approximately $6.2 million of stock-based compensation relating to unvested awards had not been amortized and will be expensed in future periods through 2011. Under current grants unvested and outstanding, approximately $502,000 will be expensed in the remainder of 2007 as stock-based compensation.

We calculate the value of our stock option awards when they are granted. Accordingly, we update our valuation assumptions for volatility and the risk free interest rate each quarter that option grants are awarded. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants and possible ranges of estimated forfeiture. During the three and nine months ended September 30, 2007 the valuation assumptions for stock option awards were as follows:

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

A summary of activity under our Stock Incentive Plans for the nine months ended September 30, 2007 is as follows:

	Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2006	506,744	1,715,486	$4.20
Authorized	600,000	—	—
Options granted	(183,250)	183,250	8.65
Restricted stock awards granted	(325,250)	—	—
Options exercised	—	(287,282)	2.63
Options canceled	58,169	(58,169)	7.83
Restricted stock awards forfeited	43,034	—	—

Balance at September 30, 2007	699,447	1,553,285	$4.87

The following table summarizes the activity with regard to nonvested restricted stock awards during the nine months ended September 30, 2007. Nonvested restricted stock awards are issued from the 2003 Stock Incentive Plan and any issuances will reduce the shares available for grant as indicated in the previous table. Nonvested restricted stock awards are valued at the closing price on the date of the grant.

	Number of Shares	Weighted Average Grant Price
Balance at December 31, 2006	368,802	$7.16
Granted	325,250	8.39
Vested	(20,888)	5.97
Forfeited	(43,034)	7.18

Balance of nonvested shares at September 30, 2007	630,130	$7.86

The total fair value of the unvested restricted stock awards at grant date was $5.0 million.

The following table summarizes information about stock options outstanding as of September 30, 2007:

	Options Outstanding				Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 9/28/07 of $8.67	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 9/28/07 of $8.67
$ 1.10 - $ 1.35	124,876	2.82	$1.15	$939,079	124,871	$1.15	$939,045
$ 1.36 - $ 2.29	94,403	4.85	1.59	668,210	94,402	1.59	668,200
$ 2.30 - $ 2.55	197,097	7.59	2.51	1,214,446	197,093	2.51	1,214,422
$ 2.56 - $ 2.80	319,255	7.98	2.59	1,941,716	319,255	2.59	1,941,716
$ 2.81 - $ 3.90	57,600	7.78	2.91	332,044	57,600	2.91	332,044
$ 3.91 - $ 7.70	471,860	8.79	6.64	959,881	76,405	5.49	242,979
$ 7.71 - $13.28	285,394	7.69	9.14	72,260	169,393	9.07	71,049
$13.29 - $20.32	2,800	4.03	18.45	—	2,800	18.45	—

$ 1.10 - $20.32	1,553,285	7.50	$4.87	$6,127,636	1,041,819	$3.64	$5,409,454

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on our closing stock price of $8.67 as of September 28, 2007 (last trading day of the 3rd quarter), which would have been received by the option holders had all option holders exercised their in-the-money options as of that date.

10.	OTHER COMPREHENSIVE INCOME (LOSS)

With the establishment of our Canadian foreign subsidiary and the subsequent purchase of Canadian based assets from CAS on January 25, 2007, we accordingly recorded a foreign currency translation adjustment within other comprehensive income during the three and nine months ended September 30, 2007, since the functional currency of this foreign location was determined to be the Canadian dollar. Additionally, on July 19, 2007, we purchased Qinteraction Limited and its Philippine-based subsidiary. The functional currency of the Philippine-based subsidiary is the Philippine peso and we have recorded a foreign currency translation adjustment within other comprehensive income during the three and nine months ended September 30, 2007. The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$158	$869	$1,283	$2,460
Foreign currency translation adjustments	64	—	(65)	—

Comprehensive income	$222	$869	$1,218	$2,460

The components of the balance sheet caption accumulated other comprehensive loss are as follows (in thousands):

	September 30, 2007	December 31, 2006
Foreign currency translation adjustments	$(65)	$—

11.	SUBSEQUENT EVENT

On October 3, 2007, we closed an OEM licensing agreement with Market2Lead, Inc. (“Market2Lead”), a software-as-a-service provider of business to business automated marketing solutions, to further enhance LeadWorks, Rainmaker’s on-demand marketing automation application. In connection with this agreement, Rainmaker provided Market2Lead with growth financing of $2.5 million in secured convertible and term debt. The debt is structured as a $1,250,000 Senior Secured Convertible Promissory Note and a $1,250,000 Senior Secured Promissory Note. The notes bear interest at the rate of 5% per annum and have a three-year maturity. Principal and accrued interest is due at maturity. The outstanding principal and accrued interest of the convertible note will automatically convert to equity securities of Market2Lead on October 1, 2008, subject to certain conditions. The notes are secured by substantially all of the assets of Market2Lead.

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

Overview

We are a leading provider of sales and marketing solutions, combining hosted application software and execution services designed to drive more revenue for our clients. We have three primary product lines as follows: service sales, lead development and training sales. We have developed an integrated solution, the Rainmaker Revenue Delivery PlatformSM, that combines proprietary, on-demand application software and advanced analytics with expert sales and marketing execution services, which can include marketing strategy development, websites, e-commerce portal creation and hosting, both inbound and outbound e-mail, direct mail, chat and telesales services. Our Revenue Delivery Platform combines (1) our proprietary technology platform, including hosted application software, (2) our proprietary database of corporate buyers of technology products and services, (3) our data development and analytics services and (4) our sales and marketing execution services. We are headquartered in Silicon Valley in Campbell, California, and have additional operations in Austin, Texas, Oakland, California, Montreal, Canada, and now Manila, Philippines with our recent acquisition. Our current clients consist primarily of large enterprises operating in the computer hardware and software, telecom and financial services industries.

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

Critical Accounting Policies/Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, asset impairments, income taxes, stock-based compensation and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

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

With the establishment of our Canadian foreign subsidiary and the subsequent purchase of Canadian based assets from CAS Systems on January 25, 2007, we adopted a policy for recording foreign currency transactions and translation in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (SFAS No. 52). For our Canadian subsidiary, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at period end exchange rates, and statement of operations items are translated at an average exchange rate prevailing during the period. Such translation adjustments are recorded in accumulated comprehensive income (loss), a component of stockholders’ equity. In July 2007, we acquired Qinteraction Limited and its Philippine-based subsidiary. As a result of this acquisition, we also adopted the policy mentioned above for recording foreign currency transactions and translations for this subsidiary as the functional currency has been determined to be the local currency for the Philippine-based subsidiary. Gains and losses from foreign currency denominated transactions are included in interest and other income (expense), net in the consolidated statements of operations. Gains from foreign currency denominated transactions amounted to $64,000 and $106,000 for the three and nine months ended September 30, 2007.

Other than the adoption of FIN 48 and SFAS No. 52, management believes there have been no significant changes during the nine months ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Results of Operations

The following table sets forth for the periods given selected financial data as a percentage of our revenue. The table and discussion below should be read in connection with the financial statements and the notes thereto which appear elsewhere in this report as well as with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, and with our financial statements and notes thereto included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007, and June 30, 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue	100.0%	100.0%	100.0%	100.0%
Costs of services	52.4	51.0	51.8	50.1

Gross margin	47.6	49.0	48.2	49.9

Operating expenses:
Sales and marketing	8.3	8.4	9.4	7.7
Technology and development	15.0	12.2	15.0	11.9
General and administrative	16.6	14.3	15.0	16.2
Depreciation and amortization	8.4	6.5	7.4	6.6

Total operating expenses	48.3	41.4	46.8	42.4

Operating income	(0.7)	7.6	1.4	7.5
Interest and other income (expense), net	2.3	0.4	1.8	0.1

Income (loss) before income tax expense	1.6	8.0	3.2	7.6
Income tax expense	0.8	0.9	0.8	0.5

Net income (loss)	0.8%	7.1%	2.4%	7.1%

Comparison of Three Months Ended September 30, 2007 and 2006

Net Revenue. Net revenue increased $6.9 million, or 56%, to $19.1 million in the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. Our lead development product line generated $4.8 million of the increase which includes approximately $3.9 million resulting from the acquisitions of CAS Systems and Qinteraction in January 2007 and July 2007, respectively. Included in the $3.9 million resulting from our acquisitions is approximately $200,000 of increased sales from existing customers of the acquired companies. Approximately $1.3 million of the increase is related to our service sales product line and approximately $800,000 of the increase is related to our training sales product line which was acquired in September 2006.

Costs of Services and Gross Margin. Costs of services increased $3.8 million, or 61%, to $10.0 million in the three months ended September 30, 2007, as compared to the 2006 comparative period. The increase was primarily related to approximately $2.6 million in expenses related to the acquisitions of CAS Systems and Qinteraction that were acquired subsequent to September 30, 2006. The remainder of the increase is attributable to expenses to support the additional revenue for our service sales and lead development product lines. Our gross margin percentage declined slightly to 48% in the 2007 period from 49% in the three months ended September 30, 2006 as lead development became a larger percentage of our revenue with the acquisition of CAS Systems. Historically, revenue from lead development has a lower margin than revenue from service sales.

Sales and Marketing Expenses. Sales and marketing expenses increased $544,000, or 53%, to $1.6 million in the three months ended September 30, 2007, as compared to the 2006 comparative period. The increase is primarily due to approximately $400,000 in increased expenses generated from ViewCentral, CAS Systems and Qinteraction that were acquired in September 2006, January 2007 and July 2007, respectively. Additionally, increases in compensation and benefit costs of approximately $192,000 were the result of the addition of staff to our sales force and increased commissions from increased sales during the quarter. We expect sales and marketing expenses to continue to increase in absolute dollars and slightly as a percentage of revenue for the foreseeable future as we continue to grow.

Technology and Development Expenses. Technology and development expenses increased $1.4 million, or 92%, to $2.9 million during the three months ended September 30, 2007, as compared to the 2006 comparative period. We are engaged in continuing significant efforts to enhance our infrastructure and integrate our recent acquisitions. The increase in expenses is primarily due to approximately $852,000 in increased compensation costs, temporary staffing, outsourced services and consultants for our infrastructure enhancements as well as the continued support of the database infrastructure which we rely on to service our customers. We believe that by using outsourced hosting for parts of our technology infrastructure, we will be able to better leverage our technology infrastructure for the future expansion of our business. As a result of our recent acquisitions, we incurred approximately $423,000 in additional technology and development expense during the three months ended September 30, 2007. We expect technology and development expenses to increase on an absolute dollar basis and as a percentage of net revenues in 2007 as we continue to invest in development of our solutions, including internationalization of our solutions, for our customers and in technology infrastructure.

General and Administrative Expenses. General and administrative expenses increased $1.4 million, or 81%, to $3.2 million during the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. The overall increase was primarily due to approximately $565,000 in expenses related to CAS Systems and Qinteraction which were acquired subsequent to September 30, 2006. Increases in compensation costs and related expenses of approximately $481,000 related to additional staff added to support the growth of the business and to assist in the Company’s compliance efforts related to Sarbanes-Oxley, along with severance costs for terminated employees. Additionally, audit and legal fees increased approximately $254,000 during the quarter relating primarily to Sarbanes-Oxley compliance and legal fees associated with the Company’s Market2Lead investment. We expect to incur significant additional costs in 2007 to achieve compliance with the Sarbanes-Oxley Act and, therefore, expect our general and administrative expenses to increase in absolute dollars.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $817,000, or 103%, to $1.6 million for the three months ended September 30, 2007, as compared to the 2006 period. Amortization of intangible assets increased by approximately $706,000 in the 2007 period, primarily as a result of our recent acquisitions. These include the acquisition of ViewCentral in September 2006, CAS Systems in January 2007 and Qinteraction in July 2007. The remaining increase is due to increased depreciation of property and equipment as a result of our acquisitions and capital expenditures over the last year. Because of our acquisitions and the investments being made in our infrastructure, we expect depreciation and amortization expense to continue to increase for the foreseeable future.

Interest and Other Income (Expense), Net. The components of interest and other income (expense), net are as follows (in thousands):

	Three Months Ended September 30,		Change
	2007	2006
Interest income	$432	$122	$310
Interest expense	(48)	(56)	8
Currency translation gain	64	—	64
Other	—	(10)	10

	$448	$56	$392

The increase in interest income is attributable to the net proceeds of $27.2 million received from our follow-on offering of common stock which was invested in interest bearing deposit accounts during the quarter. Interest expense is the result of the $3.0 million Term Loan obtained in February 2005 in connection with the acquisition of Sunset Direct, interest on the $1.5 million June 2005 Term Loan to fund the purchase and implementation of our new client management system and interest incurred with notes payable issued with the purchase of the assets of CAS Systems. We have been making principal payments on the term loans and interest expense was therefore reduced in the 2007 period, which was offset by the increase in interest expense due to the CAS Systems notes.

The currency translation gain is primarily due to the fluctuation of currency exchange rates on a note payable to a third party denominated in United States dollars that is owed by our Canadian subsidiary in connection with our acquisition of CAS Systems. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.

Income Tax Expense. Income tax expense increased $47,000, or 42%, to $159,000 for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. Our income tax expense for the three month period ended September 30, 2007 is based on our estimate of taxable income for the full year ended December 31, 2007. The effective tax rate implied by our income tax expense may be adjusted if our estimate of taxable income changes significantly during the year.

Comparison of Nine Months Ended September 30, 2007 and 2006

Net Revenue. Net revenue increased $18.8 million, or 55%, to $53.4 million in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. Our lead development product line generated $12.2 million of the increase which includes approximately $7.6 million resulting from the acquisitions of CAS Systems and Qinteraction in January 2007 and July 2007, respectively. Included in the $7.6 million resulting from our acquisitions is approximately $600,000 of increased sales from existing customers of the acquired companies. Approximately $3.9 million of the increase is related to our service sales product line and approximately $2.8 million of the increase is related to our training sales product line which was acquired in September 2006.

Costs of Services and Gross Margin. Costs of services increased $10.4 million, or 60%, to $27.7 million in the nine months ended September 30, 2007, as compared to the 2006 comparative period. The increase was primarily due to approximately $5.3 million in expenses from ViewCentral, CAS Systems and Qinteraction that were acquired in September 2006, January 2007 and July 2007, respectively. The remaining portion of the increase is primarily due to increases in compensation costs which include salaries, bonuses and commissions related to the hiring of additional staff and increases in outsourced services to support the increased sales volume in both lead development and service sales. Our gross margin percentage declined slightly to 48% in the 2007 period from 50% in the nine months ended September 30, 2006 as lead development became a larger percentage of our revenue with the acquisitions of CAS Systems and Qinteraction. Historically, revenue from lead development has a lower margin than revenue from service sales.

Sales and Marketing Expenses. Sales and marketing expenses increased $2.3 million, or 88%, to $5.0 million in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. The increase is primarily due to approximately $1.4 million in expenses from ViewCentral, CAS Systems and Qinteraction that were acquired in September 2006, January 2007 and July 2007, respectively. Additionally, approximately $794,000 in increased compensation costs and travel & entertainment costs as a result of the addition of staff to our sales force and increased commissions from increased sales during the period contributed to the overall increase. We expect sales and marketing expenses to continue to increase in absolute dollars and slightly as a percentage of sales for the foreseeable future as a result of our larger sales force and increased sales and marketing costs associated with the operations of our recent acquisitions.

Technology and Development Expenses. Technology and development expenses increased $3.9 million, or 95%, to $8.0 million during the nine months ended September 30, 2007, as compared to the 2006 comparative period. We are engaged in continuing significant efforts to enhance our infrastructure and integrate our recent acquisitions. Approximately $1.6 million of the increase between the comparative periods is due to increased temporary staffing, outsourced services and consultants for our infrastructure enhancements as well as the continued support of the database infrastructure which we rely on to service our customers. We believe that by using outsourced hosting for parts of our technology infrastructure, we will be able to better leverage our technology infrastructure for the future expansion of our business. Additionally, approximately $1.2 million of the increase was due to increased compensation costs for additional staff added to support the growth in our business. As a result of our recent acquisitions, we incurred approximately $1.1 million in additional technology and development expense during the nine months ended September 30, 2007. We expect technology and development expenses to increase on an absolute dollar basis and as a percentage of net revenues in 2007 as we continue to invest in development of our solutions, including internationalization of our solutions, for our customers and in technology infrastructure.

General and Administrative Expenses. General and administrative expenses increased $2.4 million, or 44%, to $8.0 million during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. The overall increase was primarily due to approximately $1.4 million in increased compensation costs for additional staff added to support the growth of the business and to assist in the Company’s compliance efforts related to Sarbanes-Oxley, and increased audit and consulting fees from Sarbanes-Oxley documentation and testing. As a result of our recent acquisitions, we incurred approximately $972,000 in additional general and administrative expense during 2007. We expect to incur additional and substantial costs in 2007 to achieve compliance with the Sarbanes-Oxley Act and, therefore, expect our general and administrative expenses to increase in absolute dollars for the remainder of our 2007 fiscal year.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $1.7 million, or 73%, to $4.0 million for the nine months ended September 30, 2007, as compared to the 2006 period. Amortization of intangible assets increased by approximately $1.5 million in the 2007 period primarily as a result of the acquisitions of ViewCentral in September 2006, and CAS Systems and Qinteraction during 2007. The remaining increase is due to increased depreciation of property and equipment as a result of our acquisitions and capital expenditures over the last year. Because of our acquisitions and the investments being made in our infrastructure, we expect depreciation and amortization expense to continue to increase for the foreseeable future.

Interest and Other Income (Expense), Net. The components of interest and other income (expense), net are as follows (in thousands):

	Nine Months Ended September 30,		Change
	2007	2006
Interest income	$1,013	$198	$815
Interest expense	(153)	(134)	(19)
Currency translation gain	106	—	106
Other	2	(10)	12

	$968	$54	$914

The increase in interest income is attributable to an increase in cash available to invest in interest bearing deposits from the $27.2 million in net proceeds that we received from our follow-on offering of common stock in April 2007. Interest expense is the result of the $3.0 million Term Loan obtained in February 2005 in connection with the acquisition of Sunset Direct, interest on the $1.5 million June 2005 Term Loan to fund the purchase and implementation of our new client management system and interest incurred with notes payable issued with the purchase of the assets of CAS Systems. In the nine months ended September 30, 2006, we were required to capitalize $63,000 in interest costs associated with the development of our client management system, amortization of which began in 2006. Had this not been capitalized, interest expense in the 2006 period would have been higher than the 2007 period.

The currency translation gain is primarily due to the fluctuation of currency exchange rates on a note payable to a third party denominated in United States dollars that is owed by our Canadian subsidiary in connection with our acquisition of CAS Systems. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.

Income Tax Expense. Income tax expense increased $236,000, or 128%, to $420,000 for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. The Company’s effective tax rate reflects the utilization of net operating loss carryforwards to offset taxable income. As of January 1, 2007, Texas changed its calculation of franchise tax. The new calculation is computed on taxable margin, as defined under Texas statute. The Texas state franchise tax has resulted in approximately $159,000 in income tax for the nine months ended September 30, 2007. Our income tax expense for the nine month period ended September 30, 2007 is based on our estimate of taxable income for the full year ended December 31, 2007. The effective tax rate implied by our income tax expense may be adjusted if our estimate of taxable income changes significantly during the year.

Liquidity and Sources of Capital

During the nine months ended September 30, 2007, we generated $2.6 million of cash from operating activities and for the year ended December 31, 2006 we generated $10.5 million of cash from operating activities. Prior to 2006, we used cash in operating activities in substantially all years and funded our operations from cash proceeds from the sale of common stock and the incurrence of debt. From 2004 through 2006, we raised aggregate net proceeds of $14.2 million from private placements of common stock. During the same period, we raised an aggregate of $4.5 million from term loans from institutional lenders to fund our operations and support our acquisitions of other businesses. On April 25, 2007, we closed a follow-on public offering of our common stock in which we issued an additional 3.5 million shares and raised approximately $27.2 million after discounts, commissions and expenses.

Cash provided by operating activities for the nine months ended September 30, 2007 was $2.6 million as compared to cash provided by operating activities of $7.1 million in the comparable 2006 period. Cash provided by operating activities in the 2007 was primarily the result of net income totaling $1.3 million, plus non-cash expenditures of depreciation and amortization of property and intangibles, stock-based compensation and the provision for allowance for doubtful accounts that totaled $5.4 million and changes in operating assets and liabilities, net of assets acquired and liabilities assumed, that used $4.1 million.

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

Our accounts receivable have grown in relation to our growth in revenue. During the nine months ended September 30, 2007, our days sales outstanding, or DSO, increased to 34 days from 28 days at December 31, 2006. Since we record the gross billing to the end customer of our clients in our accounts receivable, we calculate DSO based on our ability to collect those gross billings from the end customers. For the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, our accounts receivable has increased at a faster rate than the increase in accounts payable. This is reflective of an additional $1.8 million in additional receivables that were generated from CAS Systems since its acquisition on January 25, 2007. Additionally, we have approximately $1.2 million in receivables as of September 30, 2007 from Qinteraction that was acquired in July 2007. The addition of these foreign operations that have slightly longer payment terms has contributed to the increase in DSO mentioned above.

The $493,000 decrease in deferred revenue was primarily a function of sales volume and the extent that the Company has the ability to pre-bill for services rendered.

Cash provided by operating activities during the nine months ended September 30, 2006 is primarily the result of net income of $2.5 million. The non-cash expenditures of depreciation and amortization of property and intangibles, stock-based compensation and the provision for allowance for doubtful accounts totaled $2.6 million. The change in operating assets and liabilities (receivables, payables and other liabilities) contributed approximately $2.0 million in operating cash during the nine months ended September 30, 2006. In total, cash provided by operating activities was $7.1 million for the nine months ended September 30, 2006.

Cash used in investing activities was $11.8 million and $600,000 for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, we used cash of $1.6 million, including deal costs and net of cash acquired to acquire the assets of CAS Systems. Additionally, we used cash of approximately $7.5 million, including deal costs and net of cash acquired to acquire Qinteraction. Capital expenditures of $2.8 million and $1.1 million primarily represent investments in our technology infrastructure during the 2007 and 2006 periods, respectively. Restricted cash represents the reserve for the refund due for non-service payments inadvertently paid to the Company by its customers instead of paid directly to the Company’s clients. At the time of cash receipt the Company records a current liability for the amount of non-service payments received. The change in restricted cash represents the increase of our balance of refunds due to customers.

Cash provided by financing activities was $27.0 million in the nine months ended September 30, 2007. During the comparative period ended September 30, 2006 we generated $2.8 million from financing activities. Cash provided by financing activities in the 2007 period was primarily from the $27.2 million net proceeds received from the follow-on offering of common stock in April 2007. Additionally, cash provided by the issuance of common stock from option exercises, employee stock purchase plan purchases and warrant exercises totaled approximately $854,000. Principal payments on our bank notes amounted to $1.1 million during the nine months ended September 30, 2007. During the 2006 period, we generated $5.3 million from our placement of common stock and approximately $980,000 from option exercises, employee stock purchase plan purchases and warrant exercises. This was offset in part by principal payments totaling $3.5 million on our line of credit, term loans and other financing obligations.

Our principal source of liquidity as of September 30, 2007 consisted of $39.5 million of cash and cash equivalents. The increase in cash and cash equivalents was primarily due to completing our follow-on public offering of stock, in which we received net proceeds of approximately $27.2 million. In connection with a financial covenant related to our term loans, we are required to maintain unrestricted cash deposits of $1.0 million with our lender Bridge Bank, N.A., or Bridge Bank, which is included in the $39.5 million of cash and cash equivalents. We anticipate that our existing capital resources and cash flow expected to be generated from future operations will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months. Additionally, the Company is currently in discussions with Bridge Bank to extend the maturity date of the Revolving Credit Facility which expired on October 10, 2007.

On July 19, 2007, we entered into and closed a Stock Purchase Agreement (the “Purchase Agreement”) with the shareholders of Qinteraction Limited (“Qinteraction”). Under the terms of the Purchase Agreement, in exchange for all the outstanding shares of Qinteraction, the Company paid at closing a total of $11.8 million, consisting of $7.0 million in cash and $4.8 million in Rainmaker common stock representing 559,284 shares based on the average closing stock price for the 5 trading days surrounding the announcement of the closing. The agreement also provides for a potential additional payment at the end of twelve months, based on the achievement of certain financial milestones for the 12 month period ending June 30, 2008, ranging from no additional payment up to a maximum of $4.5 million in cash and $3.5 million in Rainmaker common stock, subject to potential offset and post-closing conditions.

On October 3, 2007, we closed an OEM licensing agreement with Market2Lead, Inc. (“Market2Lead”), a software-as-a-service provider of business to business automated marketing solutions, to further enhance LeadWorks, Rainmaker’s on-demand marketing automation application. In connection with this agreement, Rainmaker provided Market2Lead with growth financing of $2.5 million in secured convertible and term debt. The debt is structured as a $1,250,000 Senior Secured Convertible Promissory Note and a $1,250,000 Senior Secured Promissory Note. The notes bear interest at the rate of 5% per annum and have a three-year maturity. Principal and accrued interest is due at maturity. The outstanding principal and accrued interest of the convertible note will automatically convert to equity securities of Market2Lead on October 1, 2008, subject to certain conditions. The notes are secured by substantially all of the assets of Market2Lead.

Credit Arrangements

In connection with the CAS acquisition, Rainmaker and its wholly owned Canadian subsidiary, Rainmaker Systems (Canada), issued two notes payable in the amounts of $1.4 million and $600,000, respectively. The two notes are payable in three consecutive annual installments of approximately $467,000 and $200,000, respectively, each, commencing on January 25, 2008, with subsequent installments payable on the anniversary date in 2009 and 2010. The notes bear interest at a fixed rate of 5.36% per annum which is payable on the outstanding principal at the end of each calendar quarter. At September 30, 2007, the combined $2.0 million balance of the notes payable was outstanding.

On July 6, 2006, we executed a further amendment to our Revolving Credit Facility with our lender, Bridge Bank. The amendment extended the maturity date of the Revolving Credit Facility from December 10, 2006 to October 10, 2007. The amount of credit available to the company remains at $4.0 million with a $1.0 million sub-facility for standby letters of credit, and the interest rate for any advances under the Revolving Credit Facility remains at the prime lending rate (7.75% per annum at September 30, 2007). As of September 30, 2007, we had no borrowings under the Revolving Credit Facility and had one undrawn letter of credit outstanding under the Revolving Credit Facility for a face amount of $100,000. We had originally entered into this Revolving Credit Facility with our lender in April 2004. The company is currently in discussions with Bridge Bank to extend the maturity date of the Revolving Credit Facility.

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued an irrevocable standby letter of credit to one of our clients. This letter of credit was issued in the amount of $325,000 as a guarantee for service contracts sold by us on behalf of our client and the letter of credit expired on September 30, 2007. The letters of credit were issued under the Revolving Credit Facility described above. As of September 30, 2007, no amounts have been drawn against the letters of credit.

In June 2005, we entered into a business loan agreement with Bridge Bank, pursuant to which we obtained a $1.5 million term loan, or the June 2005 Term Loan, that was utilized to fund the purchase and implementation of our new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime per annum (7.75% per annum at September 30, 2007). The interest rate on the June 2005 Term Loan was reduced from prime plus 1% to prime in July 2006.

Concurrently with the closing of the merger transaction with Sunset Direct in February 2005, we entered into a Business Loan Agreement and Commercial Security Agreement with Bridge Bank, and obtained a $3.0 million term loan, or the Term Loan, that we used to retire certain indebtedness and certain other liabilities of Sunset Direct. The Term Loan is repayable in 36 monthly installments of approximately $83,000 plus interest at a variable rate of prime per annum (7.75% per annum at September 30, 2007). The interest rate on the Term Loan was reduced from prime plus 1% to prime in July 2006.

The Term Loan, June 2005 Term Loan and Revolving Credit Facility are secured by substantially all of our consolidated assets, including intellectual property. We are subject to certain financial covenants, including maintenance of unrestricted cash of $1.0 million with Bridge Bank, reducing from time to time to the outstanding amount of the Term Loan and June 2005 Term Loan referenced above rounded upwards to the nearest $250,000 increment. We are obligated to maintain a specified minimum net income and minimum debt service coverage ratio. The Term Loan, the June 2005 Term Loan and the Revolving Credit Facility contain customary covenants that will, subject to limited exceptions, limit our ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Term Loan, June 2005 Term Loan and the Revolving Credit Facility also provide for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Term Loan, the June 2005 Term Loan and Revolving Credit Facility. At September 30, 2007, we were in compliance with all loan covenants and had $416,000 and $375,000 outstanding on the Term Loan and June 2005 Term Loan, respectively, and no amount outstanding on the Revolving Credit Facility. The company is currently in discussions with Bridge Bank to extend the maturity date of the Revolving Credit Facility.

Off-Balance Sheet Arrangements

Leases

As of September 30, 2007, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2010, including an additional facility operating lease commitment assumed in connection with our acquisition of Sunset Direct in February 2005 and the lease for our corporate headquarters in Campbell, California, as described below. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up front cash flow related to purchasing the assets.

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

With our acquisition of the assets of CAS Systems, we assumed existing lease obligations in Oakland, California and Vaudreuil, Quebec which is near Montreal. The Oakland lease began on May 19, 2006 and terminates on May 31, 2011. In Oakland, we occupy 10,039 square feet with annual base rent that escalates from $227,000 in 2007 to $251,000 in the final full year ending May 31, 2011. The Vaudreuil lease began January 1, 2001 and terminates December 31, 2007. In Vaudreuil, we occupy 12,447 square feet and, based on the currency exchange rate at September 30, 2007, are obligated to pay approximately $56,000 through the remainder of 2007. In the California, Texas and Canadian facilities, we pay rent and maintenance on some of the common areas in each of our leased facilities.

With our acquisition of Qinteraction, we assumed existing lease obligations at their Manila, Philippines offices. We have assumed 2 office space leases and a parking lease. We occupy approximately 40,280 square feet on 3 floors in the BPI building in Manila. Our current lease for this space terminates on March 31, 2008, and we have signed a new lease that commences on April 1, 2008, has a 5 year term and terminates on March 31, 2014. The current annual rental for this space is approximately $248,000 based on the exchange rate at September 30, 2007. The annual base rent increases to approximately $549,000 with the new lease and has rent escalations of 5% in year 3 and 8% in years 4 and 5. We occupy approximately 15,460 square feet in the Pacific Star building in Manila. This lease commences on October 1, 2007, has a 5 year term and terminates on September 30, 2012. Annual base rent for this space is approximately $230,000 based on the exchange rate at September 30, 2007, and has 5% per year escalations in years 3 through 5. Our parking lease began in March 2006, has a 5 year term and terminates in February 2011. Our current annual base rent is approximately $13,000 and increases 10% in year 4 of the lease. We also pay maintenance on the common areas in each of these leases.

Guarantees

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued an irrevocable standby letter of credit to one of our clients. This letter of credit was issued in the amount of $325,000 as a guarantee for service contracts sold by us on behalf of our client and has expired on September 30, 2007. The letters of credit were issued under the Revolving Credit Facility described above. As of September 30, 2007, no amounts have been drawn against the letters of credit.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our clients under our service contracts, under which we may be required to indemnify clients for certain third party claims, and certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of September 30, 2007 and December 31, 2006.

Contractual Obligations

Term Loans

In June 2005, we entered into a business loan agreement with Bridge Bank, pursuant to which we obtained a $1.5 million term loan that is being utilized to fund the implementation of the Company’s new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of approximately $42,000 plus interest at a variable rate of prime per annum (7.75% per annum at September 30, 2007). As of September 30, 2007, we had approximately $375,000 outstanding on the June 2005 Term Loan. The interest rate on the June 2005 Term Loan was reduced from prime plus 1% to prime by the amendment that we executed with our lender on July 6, 2006.

In February 2005, concurrent with the closing of the acquisition of Sunset Direct, we entered into a business loan agreement and commercial security agreement with Bridge Bank. The Term Loan is to be repaid in 36 monthly installments of approximately $83,000 plus interest at a variable rate of prime per annum (7.75% per annum at September 30, 2007). As of September 30, 2007, we had approximately $416,000 outstanding on the Term Loan. The interest rate on the Term Loan was reduced from prime plus 1% to prime by the amendment that we executed with our lender on July 6, 2006.

Notes Payable

In connection with our acquisition of the assets of CAS Systems and its Canadian subsidiary, Rainmaker and its Canadian subsidiary, Rainmaker Systems (Canada) Inc., issued notes payable in the amounts of $1.4 million and $600,000, respectively. The two notes are payable in three consecutive annual installments of $467,000 and $200,000, respectively, each, commencing on January 25, 2008, with subsequent installments payable on the anniversary date in 2009 and 2010. The notes bear interest at a fixed rate of 5.36% per annum which is payable on the outstanding principal at the end of each calendar quarter. At September 30, 2007, $2.0 million in notes payable was outstanding.

Revolving Credit Facility

In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank. The Revolving Credit Facility originally matured in May 2005, and provided borrowing availability up to a maximum of $3.0 million through a secured revolving line of credit that includes a $1.0 million letter of credit facility. In December 2005, the total available under the Revolving Credit Facility was increased to $4.0 million and the maturity was extended to December 2006. In July 2006, the maturity date of the Revolving Credit Facility was further extended to October 10, 2007. As of September 30, 2007, we had no amounts outstanding under the Revolving Credit Facility. The Company is currently in discussions with the bank to further extend the maturity date of the Revolving Credit Facility.

Financing Obligations

Future payments under our contracts and obligations at September 30, 2007 are as follows (dollars in thousands):

Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-Term Debt Obligations (1)	$2,791	$1,458	$1,333	$—	$—
Operating Lease Obligations	7,760	1,739	3,018	1,940	1,063

Total	$10,551	$3,197	$4,351	$1,940	$1,063

(1)	Excludes interest payments.

Potential Impact of Inflation

To date, inflation has not had a material impact on our business.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Management does not believe our exposure to market risk has significantly changed since December 31, 2006 and does not believe that such risks will result in significant adverse impacts to our financial condition or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

As of September 30, 2007, our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely manner.

(b)	Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the third quarter of our 2007 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three and nine months ended September 30, 2007, two clients, Dell and Hewlett-Packard, each accounted for more than 10% of our net revenue and collectively represented 43% and 44% of our net revenue for these respective periods. Our largest client, Dell, represented 28% and 31% of our net revenue for the three and nine months ended September 30, 2007. During the three and nine months ended September 30, 2006, these same two clients accounted for more than 10% of our revenue and collectively represented 51% and 49% of our net revenue for the respective periods with Dell representing 41% and 39% of our net revenue for these prior year periods.

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

Our clients may, from time to time, restructure their businesses, which may adversely impact the revenues we generate from those clients. Any restructuring by one or more of our clients could reduce the volume of services we provide and reduce our expected future revenues, which would likely have a material adverse effect on our financial position, cash flows and results of operations.

Our agreements with our clients allow for termination with short notice periods.

Our service sales agreements and our lead development agreements generally allow our clients to terminate such agreements without cause with 90 to 180 days notice and 30 days notice, respectively. Our clients are under no obligation to renew their engagements with us when their contracts come up for renewal. In addition, our agreements with our clients are generally not exclusive.

We have strong competitors and may not be able to compete effectively against them.

Competition in our industry is intense, and such competition may increase in the future. Our competitors include providers of service contract sales and lead development services, enterprise application software providers, providers of database marketing services, e-commerce service providers, online marketing services, and companies that offer training management systems. We also face competition from internal marketing departments of current and potential clients. Additionally, for portions of our service offering, we may face competition from outsource providers with substantial offshore facilities which may enable them to compete aggressively with similar service offerings at a substantially lower price. Many of our existing or potential competitors have greater brand recognition, longer operating histories, and significantly greater financial, technical and marketing resources, which could further impact our ability to address competitive pressures. Should competitive factors require us to increase spending for, and investment in, client acquisition and retention or for the development of new services, our expenses could increase disproportionately to our revenues. Competitive pressures may also necessitate price reductions and other actions that would likely affect our business adversely. Additionally, there can be no assurances that we will have the resources to maintain a higher level of spending to address changes in the competitive landscape. Failure to maintain or to produce revenue proportionate to any increase in expenses would have a negative impact on our financial position, cash flows and operating results.

Our revenue will decline if demand for our clients’ products and services decreases.

A significant portion of our business consists of marketing and selling our clients’ services to their customers. In addition, a significant percentage of our revenue is based on a “pay for performance” model in which our revenue is based on the amount of our clients’ services that we sell. Accordingly, if a particular client’s products and services fail to appeal to its customers for reasons beyond our control, such as preference for a competing product or service, our revenue may decline. In addition, revenue from our lead development service offering could decline if our clients reduce their marketing efforts.

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

We perform valuation analyses on all acquisitions and reassess the valuations and carrying value of goodwill and other intangible assets on our balance sheet at least annually. As of September 30, 2007, we had $14.7 million in goodwill and $8.0 million of unamortized intangibles. This reassessment has in the past resulted in adjustments in amortization schedules, and could in the future result in further adjustments, or in write-downs or write-offs of assets, which would negatively affect our financial position and operating results.

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

Although we reported net income in the first three quarters of 2007 and for each of the four quarters during 2006, we incurred a net loss of $5.0 million for the year ended December 31, 2005, and a net loss of $4.9 million for the year ended December 31, 2004. Our accumulated deficit through September 30, 2007 is $58.3 million. We may incur losses in the future, depending on the timing of signing of new clients, costs to initiate service for new clients, our ability to retain and expand our service to existing clients, our ability to successfully compete, our decisions to further invest in our technology or infrastructure, and our ability to continue to increase our operating efficiencies.

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

As we continue to grow our lead development service offerings, we will experience seasonal fluctuations in our revenue as companies’ spending on marketing can be stronger in the second and fourth quarters than in the first and third. In addition, since our lead development service offering has lower gross margins than our other service offerings, we may experience quarterly fluctuations in our financial performance as a result of a seasonal shift in the mix of our service offerings.

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

We have made technology and system improvements and capitalized those costs while the technology was being developed. During the year ended December 31, 2006, we deployed our new customer relationship management system, or CRM system, which we had developed over an 18-month period. We invested $3.2 million in this system, which has a carrying value of $2.2 million as of September 30, 2007 as capitalized software, and is being amortized over five years. We are using it as a CRM platform for our service sales clients. If unforeseen events or circumstances prohibit us from using this system with all clients, we may be forced to impair some or all of this asset, which could result in a charge to our financial results.

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

Our business may be subject to additional obligations to collect and remit sales tax and any successful action by state, foreign or other authorities to collect additional sales tax could adversely harm our business.

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

The Federal Trade Commission’s, or FTC’s, telesales rules prohibit misrepresentations of the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation and specifically addresses other perceived telemarketing abuses in the offering of prizes. Additionally, the FTC’s rules limit the hours during which telemarketers may call consumers. The Federal Telephone Consumer Protection Act of 1991 contains other restrictions on facsimile transmissions and on telemarketers, including a prohibition on the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 contains restrictions on the content and distribution of commercial e-mail. A number of states also regulate telemarketing and some states have enacted restrictions similar to these federal laws. In addition, a number of states regulate e-mail and facsimile transmissions. State regulations of telesales, e-mail and facsimile transmissions may be more restrictive than federal laws. Any failure by us to comply with applicable statutes and regulations could result in penalties. There can be no assurance that additional federal or state legislation or changes in regulatory implementation, or judicial interpretation of existing or future laws would not limit our activities in the future or significantly increase the cost of regulatory compliance.

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

Based on current SEC rules, we will be required to comply by December 31, 2007 with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We have completed the process of documenting our internal controls systems to allow management to evaluate and report on, and our independent auditors to audit, our internal controls over financial reporting. We are currently performing the system and process evaluation and testing (and any necessary remediation) required to comply. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. We are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a deficiency or combination of deficiencies that results in a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities such as the SEC. In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our consolidated financial statements, and our stock price may be adversely affected as a result. If we fail to remedy any material weakness, our consolidated financial statements may be inaccurate, we may face restricted access to the capital markets and our stock price may be adversely affected.

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

Our common stock price may be volatile.

During the year ended December 31, 2006 and through September 30, 2007, the price for our common stock has fluctuated between $2.41 per share and $11.21 per share. The trading price of our common stock may continue to fluctuate widely due to:

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

As of September 30, 2007, our directors, executive officers and entities affiliated with them together beneficially control approximately 10.2% of our outstanding shares. As a result, these stockholders, acting together, may have the ability to disproportionately influence all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company, which, in turn, could depress the market price of our common stock.

Shares eligible for sale in the future could negatively affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of September 30, 2007, we had 19,788,323 outstanding shares of common stock. As of September 30, 2007, there were an aggregate of 2,646,903 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 1,553,285 shares of common stock issuable upon exercise of options outstanding under our option plan and 1,093,618 shares of common stock issuable upon exercise of the outstanding warrants issued to the investors in our private placement transactions completed on February 7, 2006, June 15, 2005 and February 20, 2004. As of September 30, 2007, we also have a total of 630,130 shares issued pursuant to restricted stock awards granted to certain employees. These restricted shares will become available for public sales subject to the respective employees continued employment with the company over vesting periods of not more than four years. As of September 30, 2007, under our existing stock option plan and employee stock purchase plan, we may issue up to an additional 699,447 shares and 595,326 shares of our common stock, respectively, subject to the terms and conditions of such plans. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, compensation or otherwise. In addition, 307,737 shares issued in connection with our acquisition of ViewCentral were released from contractual lock-up on September 15, 2007, and 145,493 shares issued in connection with our acquisition of ViewCentral were released from escrow restrictions on September 15, 2007.

On April 25, 2007, we completed a follow-on public offering of our stock in which we issued 3,500,000 additional shares.

On July 19, 2007, we closed a Stock Purchase Agreement with the shareholders of Qinteraction Limited. Under the terms of the Purchase Agreement, the Company issued 559,284 shares of its common stock, representing approximately $4.8 million in Rainmaker common stock based upon the five-day average closing stock price before and after July 23, 2007, the date on which the transaction was announced. Such shares are initially subject to a contractual prohibition of sale with shares available for sale from closing as follows: 241,890 shares will be available for public sale after 6 months, 292,226 shares will be available for public sale after one year, and 25,168 shares will be available for public sale after 15 months, subject to certain post-closing conditions and potential adjustments.

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

RAINMAKER SYSTEMS, INC.

Dated: November 13, 2007	/s/ MICHAEL SILTON
Michael Silton
Chief Executive Officer (Principal Executive Officer)

/s/ STEVE VALENZUELA
Steve Valenzuela
Secretary and Chief Financial Officer (Chief Accounting Officer)