Form 10-K
period 2007-12-31
RAINMAKER SYSTEMS INC
filed 2008-03-11
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SELECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $113.7 million as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of the registrant’s common stock reported by the Nasdaq Global Market on that date. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

At February 26, 2008, registrant had 20,318,032 shares of Common Stock outstanding.

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

Among the important factors which could cause actual results to differ materially from those in the forward-looking statements are general market conditions, unfavorable economic conditions, our ability to execute our business strategy, our ability to integrate acquisitions without disruption to our business, the effectiveness of our sales team and approach, our ability to target, analyze and forecast the revenue to be derived from a client and the costs associated with providing services to that client, the date during the course of a calendar year that a new client is acquired, the length of the integration cycle for new clients and the timing of revenues and costs associated therewith, our client concentration given that we are currently dependent on a few significant client relationships, potential competition in the marketplace, the ability to retain and attract employees, market acceptance of our service programs and pricing options, our ability to maintain our existing technology platform and to deploy new technology, our ability to sign new clients and control expenses, the possibility of the discontinuation of some client relationships, the financial condition of our clients’ businesses, our ability to raise additional equity or debt financing and other factors detailed in Part I Item 1A – “Risk Factors” of this Form 10-K.

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

Introduction

We are a leading provider of sales and marketing solutions, combining hosted application software and execution services designed to drive more revenue for our clients. We have three primary product lines as follows: contract sales, lead development and training sales. We have developed an integrated solution, the Rainmaker Revenue Delivery PlatformSM, that combines proprietary, on-demand application software and advanced analytics with specialized sales and marketing execution services, which can include marketing strategy development, websites, e-commerce portal creation and hosting, both inbound and outbound e-mail, chat, direct mail and telesales services.

We use the Rainmaker Revenue Delivery Platform to drive more revenue for our clients in a variety of ways to:

•	provide a hosted technology portal for our clients and their resellers to assist in selling renewals;

•	sell, on behalf of our clients, the renewal of service contracts, software licenses and subscriptions, and warranties;

•	generate, qualify and develop corporate leads, turning these prospects into qualified appointments for our clients’ field sales forces or leads for their channel partners; and

•	provide a hosted application software platform that enables our clients to more effectively generate additional revenue from sales of Internet-based and in-person training.

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

We have acquired several businesses that have expanded our client base and geographic presence to include international operations in Canada and the Philippines and enhanced the functionality of our Revenue Delivery Platform. These acquisitions have extended our technology capabilities and added new services which we offer across our expanding client base.

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

Expand Our Services Internationally.    We have expanded our geographic presence to include operational divisions in Canada and the Philippines. We believe we have the capabilities to offer our clients services for their international needs, much like we have provided in North America.

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

Selectively Pursue Strategic Acquisitions.    We have completed six acquisitions in the past three years. We may consider strategic acquisitions that complement the functionality of our solutions or that expand our geographic footprint, including internationally. We intend to be selective with our acquisitions and pursue those that meet our required financial and operational criteria and provide us with clear strategic and financial benefits.

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

Our core services and software are highlighted below:

Contract Sales and Renewal (Contract Sales).    Some clients engage us to market and sell their service contracts and subscription renewals directly to their customers on a commission basis. By allowing us to perform this service, our clients entrust us with a major revenue generating business process.

We designed our solution to effectively analyze a client’s customer base and then market and sell relevant products and service contracts. We believe that the more information we obtain concerning a client’s customer, the more likely that we will be able to market and sell services that meet the needs of that customer. We implement our solution using a variety of proprietary systems and multiple communication channels, including direct mail, e-mail, Internet and e-commerce technology, online marketing, and one-to-one personal assistance. We deliver revenue from the sale of extended warranties, subscription renewals and service contract sales. By keeping more customers under contract and by focusing on getting customers onto premium levels of support, we seek to maximize the revenue available from a client’s existing customers, as well as improve customer satisfaction so if maintenance or service issues arise, our client’s customer is taken care of. Since all of the communications are under a client’s brand we are also reinforcing that brand with their existing customers. We seek to generate additional sales and cultivate closer customer relationships through innovative sales and marketing programs that include:

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

Strategic Lead Development and Management (Lead Development).    Some clients engage us to deliver a variety of lead development services including identification of potential customer needs and decision makers, appointment setting, and product trials and sales. We utilize Prospect Intelligence, supplemented by the client’s database, to contact potential customers through a variety of channels to identify product needs, key decision makers and other relevant marketing data. We utilize our advanced analytics and reporting tools to measure and track the results of each marketing campaign so that we can improve our efficiency over time. We also provide these services to the channel partners of our clients.

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

Online Sales of Training Classes (Training Sales).    We offer a hosted application software solution designed to enable our clients to more efficiently manage the sales of their online or in-person training classes. Our clients create their own content, and use our proprietary hosted software solution for e-mail communications, automated event registration and confirmation, pre- and post-training surveys and payment processing. The solution offers streamlined, automated handling of such events, which is intended to increase our clients’ training revenue and allows them to gauge the effectiveness of their training programs. Our solution also automatically tracks and reports compliance data to meet regulatory requirements. Increasingly, companies are using events on the Internet as a forum to provide product information and training for their business customers. Our clients benefit both from the revenue as well as from having a customer base that is better educated on how to get the most out of their products. We believe these customers are often more loyal and spend more over time on our clients’ products.

Our Clients

Our clients consist of large enterprises in a range of industries, including computer hardware and software, telecommunications and financial services. Our clients typically have large customer bases and products and services that require complex selling processes to generate sales, thereby enabling them to benefit from our focused sales and marketing programs to generate more revenue. On a combined basis, sales of our top two clients’ services accounted for 43% of our net revenues in 2007, compared to 48% in 2006. In 2007, Dell, our largest client, accounted for 29.4% of our net revenues and Hewlett-Packard, our second largest client, accounted for 13.2% of our net revenues. In the fourth quarter of 2007, we reduced our revenue from Dell to 25%.

In February 2008, we received written notification from Dell that they will be terminating our service agreement. Under Dell’s transition plan set forth in the notice, Dell moved approximately half of the services being provided by us under the agreement internally effective on February 4, 2008, and intends to move the remainder over the subsequent three months, at the conclusion of which the Company would no longer be performing any services for Dell.

Sales and Marketing

We market our services through a direct sales force of representatives. We believe we also have an opportunity to cross-sell our solutions to our existing and acquired clients. We use direct marketing, public relations and trade association programs to communicate our service offerings to potential clients. Our direct sales professionals typically have significant enterprise-level sales experience. We employ sales professionals who are responsible for developing new clients, as well as new opportunities with existing clients. We support the sales process with cross-functional representation from other departments, including operations, finance, order management and technology. We also support this effort with product management professionals responsible for continued development and enhancement of our service offerings.

Technology and Development

We employ technology and development personnel who maintain and develop the software and hardware platforms that support our marketing and sales operations. We collect customer input and conduct regular internal reviews to identify areas for improvement of our existing processes and systems as well as opportunities for development of new service offerings. Our technology platform is based on a combination of internally developed, proprietary software and commercially available hardware and software.

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

Employees

As of December 31, 2007, we employed 1,408 people. We also use temporary personnel from time to time, and they are not included in our headcount. None of our employees are represented by a labor union or are subject to a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationships with our employees to be good.

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

In addition to the competitors listed below, we face competition from internal departments of current and potential clients. The competition we encounter includes:

•	Solutions designed to sell service contracts and provide lead generation services from companies such as Encover and ServiceSource;

•	Providers of business databases, data processing and database marketing services such as Harte-Hanks and infoUSA;

•	E-commerce capabilities from companies such as Digital River and GSI Commerce;

•	Companies that offer various online marketing services, technologies and products, including Unica and ValueClick;

•	Companies that offer training management systems, such as Saba and SumTotal; and

•	Enterprise application software providers such as Oracle and SAP.

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

Intellectual Property

We protect our intellectual property through a combination of service mark, trade name and copyright protection, trade secret protection and confidentiality agreements with our employees and independent contractors, and have procedures to control access to and distribution of our technology, documentation and other proprietary information and the proprietary information of our clients. We do not own or have rights with respect to any patents or patent applications. Effective trade name, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services and products are made available on the Internet. The steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trade names, trademarks, service marks and similar proprietary rights. In addition, other parties may assert claims of infringement of intellectual property or other proprietary rights against us. The legal status of many aspects of intellectual property on the Internet is currently uncertain. We have applied to register the “Rainmaker Systems,” “Rainmaker” and design, “Contract Renewals Plus,” and “Education Sales Plus” marks in the U.S. and certain foreign countries, and have received registrations for the “Rainmaker Systems” mark in the U.S., Canada, Australia, the European Community, Switzerland and Norway, the “Rainmaker” mark and design in the U.S., Canada, Mexico and the European Community, the “Contract Renewals Plus” mark in the U.S. and Switzerland, and the “Education Sales Plus” mark in the U.S. and Switzerland.

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

Financial Information about Geographic Areas

For fiscal years prior to 2007, we had no revenue, assets or operations outside of the US. During 2007, we acquired the Canadian assets of CAS Systems, Inc (“CAS Systems”) and we acquired all of the outstanding stock of Qinteraction Limited (“Qinteraction”) which is a Cayman Islands based holding company that has operations in the Philippines. Thus, we currently have operations in the United States, Canada and the Philippines where we perform services on behalf of our clients to customers who are almost entirely located in North America. Most of our sales are made to our clients’ customers in the U.S. and Canada. See “Segment Reporting” in Note 1 to our consolidated financial statements.

Corporate Information

We were founded in 1991 and are headquartered in Silicon Valley in Campbell, California. We also have operation centers in Austin, Texas; Oakland, California; Vaudreuil, Canada and Manila, Philippines. We are incorporated in Delaware. Our principal office is located at 900 East Hamilton Ave., Suite 400, Campbell, CA 95008 and our phone number is (408) 626-3800. Our website is www.rmkr.com. We make available, free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client or any significant reduction in the volume of services we provide to any of our significant clients could result in a substantial decrease in our revenue, and have a material adverse impact on our financial position.

During the year ended December 31, 2007, two clients, Dell and Hewlett-Packard, each accounted for more than 10% of our net revenue and collectively represented 43% of our net revenue for the year ended December 31, 2007. Our largest client, Dell, represented 29% of our net revenue for the year ended December 31, 2007. In the year ended December 31, 2006, these two clients collectively represented 48% of our net revenue with the largest individual client, Dell, accounting for 38% of our net revenue.

In February 2008, we received written notification from Dell that they will be terminating our service agreement. Under Dell’s transition plan set forth in the notice, Dell moved approximately half of the services being provided by us under the agreement internally effective on February 4, 2008, and intends to move the remainder over the subsequent three months, at the conclusion of which the Company would no longer be performing any services for Dell. Dell accounted for 25% of our net revenue for the fourth quarter of 2007. After giving effect to the termination by Dell, Hewlett-Packard is currently the only client that represents more than 10% of our net revenue.

We expect that a small number of clients will continue to account for a significant portion of our net revenue for the foreseeable future. The loss of any of our significant clients would cause a significant decrease in our net revenue. In addition, our software and technology clients operate in industries that experience consolidation from time to time, which could reduce the number of our existing and potential clients. Any loss of a single significant client may have a material adverse effect on our financial position, cash flows and results of operations.

Our clients may, from time to time, restructure their businesses, which may adversely impact the revenues we generate from those clients. Any restructuring or termination of our services by one of our other clients could reduce the volume of services we provide and further reduce our expected future revenues, which would likely have a material adverse effect on our financial position, cash flows and results of operations.

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

Our service sales agreements and our lead generation agreements generally allow our clients to terminate such agreements without cause with 90 to 180 days notice and 30 days notice, respectively. Our clients are under no obligation to renew their engagements with us when their contracts come up for renewal. In addition, our agreements with our clients are generally not exclusive. Our service sales agreement with Hewlett-Packard, our largest client after giving effect to the termination of Dell’s service agreement, can be terminated without cause upon 90 days notice.

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

We have signed clients to our new channel contract sales solution to increase revenue from our clients’ resellers. This solution is still under development and may not yield sufficient results. Also, there is no assurance resellers will use this solution.

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

We perform valuation analyses on all acquisitions and reassess the valuations and carrying value of goodwill and other intangible assets on our balance sheet at least annually. As of December 31, 2007, we had $14.5 million in goodwill and $7.0 million of unamortized intangibles. This reassessment has in the past resulted in adjustments in amortization schedules, and could in the future result in further adjustments, or in write-downs or write-offs of assets, which would negatively affect our financial position and operating results.

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

Although we reported net income in each of the four quarters during 2006 and 2007, we incurred a net loss of $5.0 million for the year ended December 31, 2005, and a net loss of $4.9 million for the year ended December 31, 2004. Our accumulated deficit through December 31, 2007 is $58.1 million. We may incur losses in the future. Factors which may cause us to incur losses in the future include:

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

We may require additional capital for the acquisition of businesses, products or technologies that are complementary to ours, or to fund our working capital and capital expenditure requirements. To date, we have raised capital through both equity and debt financings. On April 25, 2007, we completed a follow-on public offering of our stock in which we issued an additional 3.5 million shares and raised $27 million in net proceeds. Any additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and interest expenses that will affect our financial results. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay or reduce the scope of our operations.

Our quarterly operating results may fluctuate, and if we do not meet market expectations, our stock price could decline.

Our future operating results may not follow past trends in every quarter. In any future quarter, our operating results may fall below the expectations of public market analysts and investors.

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

We have made technology and system improvements and capitalized those costs while the technology was being developed. During the year ended December 31, 2006, we deployed our new customer relationship management, or CRM system, which we had developed over an 18-month period. We invested $3.2 million in this system, which has a carrying value of $2.0 million as of December 31, 2007 as capitalized software, and is being amortized over five years. We are using it as a CRM platform for our service sales clients. If unforeseen events or circumstances prohibit us from using this system with all clients, we may be forced to impair some or all of this asset, which could result in a charge to our financial results.

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

The Federal Trade Commission’s, or FTC’s, telesales rules prohibit misrepresentations of the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation and specifically addresses other perceived telemarketing abuses in the offering of prizes. Additionally, the FTC’s rules limit the hours during which telemarketers may call consumers. The Federal Telephone Consumer Protection Act of 1991 contains other restrictions on facsimile transmissions and on telemarketers, including a prohibition on the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 contains restrictions on the content and distribution of commercial e-mail. A number of states also regulate telemarketing and some states have enacted restrictions similar to these federal laws. In addition, a number of states regulate e-mail and facsimile transmissions. State regulations of telesales, e-mail and facsimile transmissions may be more restrictive than federal laws. Any failure by us to comply with applicable statutes and regulations could result in penalties. There can be no assurance that additional federal or state legislation, or changes in regulatory implementation or judicial interpretation of existing or future laws would not limit our activities in the future or significantly increase the cost of regulatory compliance.

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

As of by December 31, 2007 and going forward, we are required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a deficiency or combination of deficiencies that results in a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. If we fail to continue to comply with the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC. In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our consolidated financial statements, and our stock price may be adversely affected as a result. If we fail to remedy any material weakness, our consolidated financial statements may be inaccurate, we may face restricted access to the capital markets and our stock price may be adversely affected. Additionally, we will be required to be Section 404 compliant by December 31, 2008 with respect to CAS Systems and Qinteraction Limited that were acquired during 2007, and we can provide no assurance at this time that this will be completed.

Changes in the accounting treatment of stock options will adversely affect our reported results of operations.

In December 2004, the Financial Accounting Standards Board, or FASB, announced its decision to require companies to expense employee stock options. The pro forma disclosure that the FASB previously permitted will no longer be an alternative to the financial statement recognition of the expense. We adopted the new accounting pronouncement, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, beginning on January 1, 2006. Our stock based compensation charges were approximately $1.8 million during 2007 and $207,000 during 2006. This change in accounting practices may adversely affect our future reported results of operations due to future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted, but will have no impact on cash flows.

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

Our common stock price may be volatile.

During the year ended December 31, 2007, the price for our common stock fluctuated between $5.99 per share and $11.21 per share. The trading price of our common stock may continue to fluctuate widely due to:

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

Trading of our common stock moved from the Nasdaq Capital Market to the Nasdaq Global Market on January 8, 2007. The Nasdaq Global Market listing requirements are more onerous than the listing requirements for the Nasdaq Capital Market. If we experience losses from our operations, are unable to raise additional funds or our stock price does not meet minimum standards, we may not be able to maintain the standards for continued listing on the Nasdaq Global Market, which include, among other things, that our common stock maintain a minimum closing bid price of at least $1.00 per share and minimum shareholders’ equity of $10 million (subject to applicable grace and cure periods). If, as a result of the application of such listing requirements, our common stock is delisted from the Nasdaq Global Market, our stock would become harder to buy and sell. Consequently, if we were removed from the Nasdaq Global Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. As a result, the ability to resell shares of our common stock could be adversely affected.

Our directors, executive officers and their affiliates own a significant percentage of our common stock and can significantly influence all matters requiring stockholder approval.

As of December 31, 2007, our directors, executive officers and entities affiliated with them together beneficially control approximately 11.2% of our outstanding shares. As a result, these stockholders, acting together, may have the ability to disproportionately influence all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company, which, in turn, could depress the market price of our common stock.

Shares eligible for sale in the future could negatively affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of December 31, 2007, we had 20,325,964 outstanding shares of common stock which included 1,023,282 shares issued pursuant to restricted stock awards granted to certain employees. These restricted shares will become available for public sales subject to the respective employees continued employment with the company over vesting periods of not more than four years. In addition, there were an aggregate of 2,470,199 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 1,377,248 shares of common stock issuable upon exercise of options outstanding under our option plan and 1,092,951 shares of common stock issuable upon exercise of the outstanding warrants issued to the investors in our private placement transactions completed on February 7, 2006, June 15, 2005 and February 20, 2004. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, employee compensation or otherwise.

On April 25, 2007, we completed a follow-on public offering of our common stock in which we issued 3,500,000 additional shares.

On July 19, 2007, we completed a Stock Purchase Agreement with the shareholders of Qinteraction Limited. Under the terms of the Purchase Agreement, the Company issued 559,284 shares of its common stock, representing approximately $4.8 million in Rainmaker common stock based upon the five-day average closing stock price before and after July 23, 2007, the date on which the transaction was announced. Such shares are initially subject to a contractual prohibition of sale with shares available for sale from closing as follows: 241,890 shares were subject to 6 months lockup which has now expired and these shares are now freely tradable, 292,226 shares will be available for public sale after one year following the closing, and 25,168 shares will be available for public sale after 15 months following the closing, subject to certain post-closing conditions and potential adjustments. The agreement also provides for a potential additional payment at the end of twelve months following the closing, based on the achievement of certain financial milestones, and could result in the issuance of up to $3.5 million in additional Rainmaker common stock and a payment of $4.5 million in cash.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Facilities

Our headquarters is located in one building in Campbell, California. We occupy approximately 23,149 square feet of floor space covered by a lease that expires in 2010. We also have a facility in Austin, Texas where we have approximately 59,466 square feet of space covered by a lease that expires in June 2009.

As a result of our acquisition of CAS Systems in January 2007, we now have facilities near Montreal, Canada, where we have approximately 18,426 square feet of space covered by leases that expire on December 31, 2009, with options for subsequent continuation, and in Oakland, California where we have approximately 10,039 square feet of space covered by a lease that expires on May 19, 2011. The provisions of our leases in Canada specify that either party can terminate the lease for any reason by giving the other party at least 120 days prior written notice.

With our acquisition of Qinteraction, we assumed existing lease obligations at their Manila, Philippines offices. We have assumed 2 office space leases and a parking lease. We occupy approximately 40,280 square feet on 3 floors in the BPI building in Manila. Our current lease for this space terminates on March 31, 2008, and we have signed a new lease that commences on April 1, 2008, has a 5 year term and terminates on March 31, 2014. We occupy approximately 15,460 square feet in the Pacific Star building in Manila. This lease commenced on October 1, 2007, has a 5 year term and terminates on September 30, 2012. Our parking lease began in March 2006, has a 5 year term and terminates in February 2011.

We believe these facilities are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

We currently are not a party to any material legal proceedings and are not aware of any pending or threatened litigation that would have a material adverse effect on us or our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol “RMKR.” Prior to January 8, 2007, our common stock had been traded on the Nasdaq Capital Market. The following table lists the high and low sale prices for our common stock as reported on Nasdaq for each full quarterly period within the two most recent fiscal years.

	Q1	Q2	Q3	Q4
2007
High	$11.21	$9.34	$10.00	$8.70
Low	$7.11	$6.36	$7.05	$5.99
2006
High	$4.32	$6.74	$6.74	$8.32
Low	$2.41	$4.00	$5.11	$5.51

As of February 26, 2008, we had approximately 131 common stockholders of record. On February 26, 2008, the last reported sale price of our common stock on the Nasdaq Global Market was $3.03 per share.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph compares, for the five year period ending December 31, 2007, the cumulative total stockholder return for the Company, the Nasdaq Composite Stock Market Index (U.S.), the Nasdaq Computer & Data Processing Index, and an index of peer issuers selected in good faith by the Company that are in a similar line of business as the Company. The following performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference in the Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	12/02	12/03	12/04	12/05	12/06	12/07
Rainmaker Systems, Inc.	100.00	140.00	124.00	56.60	149.40	129.80
NASDAQ Composite	100.00	149.34	161.86	166.64	186.18	205.48
NASDAQ Computer & Data Processing	100.00	124.93	143.03	147.07	166.42	197.80
Peer Group	100.00	136.09	181.45	170.98	230.26	181.87

Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006, and December 31, 2007. The graph assumes that $100 was invested on December 31, 2002 in the Common Stock of the Company, the Nasdaq Market Index, the Nasdaq Computer & Data Processing index and the index of peer issuers, and assumes reinvestment of any dividends. The stock price performance on the above graph is not necessarily indicative of future stock price performance.

The companies included in the index of peer issuers for purposes of the preceding Stock Performance Graph are: Concur Technologies, Inc., Digital River, Inc., Harte-Hanks, Inc., Peoplesupport, Inc. and Unica Corporation. The returns of each component issuer included in the index of peer issuers are weighted according to the respective issuer’s approximate market capitalization at December 31, 2002.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read together with our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The statement of operations data for the years ended December 31, 2007, 2006, and 2005 and the balance sheet data at December 31, 2007 and 2006 are derived from our audited financial statements that are included elsewhere in this annual report. The statement of operations data for the years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004, and 2003 are derived from our audited financial statements not included herein. Certain prior year amounts have been reclassified to conform to the 2007 presentation. Historical results of operations are not necessarily indicative of future results.

	Years ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$73,515	$48,921	$32,114	$15,323	$13,689
Costs of services	38,114	24,385	18,716	7,709	5,052

Gross margin	35,401	24,536	13,398	7,614	8,637

Operating expenses:
Sales and marketing	6,854	4,250	2,838	1,651	1,671
Technology and development	10,738	5,990	4,248	2,826	2,920
General and administrative	11,443	7,483	8,134	6,385	5,629
Depreciation and amortization	5,711	3,299	3,114	1,740	1,497
(Recoveries of) restructuring and other related charges	—	—	—	—	(23)

Total operating expenses	34,746	21,022	18,334	12,602	11,694

Operating income (loss)	655	3,514	(4,936)	(4,988)	(3,057)
Interest and other income (expense), net	1,407	187	(68)	50	(25)

Income (loss) before income tax expense	2,062	3,701	(5,004)	(4,938)	(3,082)
Income tax expense (benefit)	558	298	—	—	(23)

Net income (loss)	$1,504	$3,403	$(5,004)	$(4,938)	$(3,059)

Basic net income (loss) per share (1)	$0.09	$0.25	$(0.48)	$(0.57)	$(0.39)

Diluted net income (loss) per share (1)	$0.08	$0.23	$(0.48)	$(0.57)	$(0.39)

Shares used to compute basic net income (loss) per share (1)	17,569	13,662	10,464	8,715	7,791

Shares used to compute diluted net income (loss) per share (1)	18,882	14,568	10,464	8,715	7,791

(1) Adjusted to reflect the one-for-five reverse split of our outstanding common stock effected on December 15, 2005.

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$37,407	$21,996	$9,746	$10,104	$4,854
Working capital	26,212	5,202	(3,764)	2,372	970
Total assets	95,552	54,258	34,158	22,362	15,817
Long-term debt and capital lease obligations, less current portion	1,333	417	1,917	42	31
Total stockholders’ equity	58,052	21,702	6,119	5,576	3,847

Effective January 1, 2006, we adopted FAS 123R as more fully described in Note 8 to the consolidated financial statements contained in this Annual Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 72A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events and/or future results of operations may differ materially from those contemplated by such forward-looking statements, as a result of the factors described here, and in the documents incorporated herein by reference, including those factors described under “Risk Factors.”

Overview

We are a leading provider of sales and marketing solutions, combining hosted application software and execution services designed to drive more revenue for our clients. We have three primary product lines as follows: contract sales, lead development and training sales. We have developed an integrated solution, the Rainmaker Revenue Delivery PlatformSM, that combines proprietary, on-demand application software and advanced analytics with expert sales and marketing execution services, which can include marketing strategy development, websites, e-commerce portal creation and hosting, both inbound and outbound e-mail, direct mail, chat and telesales services. Our Revenue Delivery Platform combines (1) our proprietary technology platform, including hosted application software, (2) our proprietary database of corporate buyers of technology products and services, (3) our data development and analytics services and (4) our sales and marketing execution services. We are headquartered in Silicon Valley in Campbell, California, and have additional operations in Austin, Texas, Oakland, California, Vaudreuil, Canada, and Manila, Philippines. Our current clients consist primarily of large enterprises operating in the computer hardware and software, telecom and financial services industries.

Our strategy for long-term, sustained growth is to maintain and improve our position as a leading global provider of integrated sales and marketing solutions. Key elements of our strategy include continuing to enhance the execution of our service offerings to generate more revenue for our existing clients thereby increasing our revenue, continuing to seek cross-selling opportunities to increase the range of services provided to our more than 100 existing clients, expand our offerings to address international opportunities, signing new clients, continuing to identify new services and capabilities that enhance or complement our Revenue Delivery Platform and selectively pursuing strategic acquisitions.

Prior to 2005, substantially all of our net revenue was derived from the commissions we earned on the sale of service contract renewals, software licenses and subscriptions, and warranties. Since 2005, we have added multiple sources of revenue, including lead development services and hosted application software.

Background

We completed our initial public offering in November 1999, raising net proceeds of approximately $37 million. During the period from the initial public offering through 2004, we focused on expanding our market share of the sale of service contracts for our clients.

In February 2005, we completed our first acquisition, Sunset Direct, which added a new service offering—the generation of sales leads, or lead generation, for clients. Sunset Direct provided us with new clients for our service contract sales solution. We relocated most of our operations from California to Sunset Direct’s lower cost location in Texas. Our net revenues grew to $32.1 million in 2005 from $15.3 million in 2004. This growth was due both to $3.9 million, or 25%, year-over-year growth (excluding acquisitions) in our service contract sales solution and $12.9 million from our lead development services. In 2005, we incurred losses of $5.0 million, due in part to redundancy, severance and other transition costs incurred in moving our base of operations to Texas.

We achieved our first profitable quarter in the period ended March 31, 2006 due primarily to revenue growth from existing and new customers and the lower costs resulting from the relocation of our operations to Texas. Our acquisition of ViewCentral in September 2006 added hosted application software for training sales to our service offerings and a significant new customer base. We reported net revenue of $48.9 million for the year 2006, representing year-over-year growth, excluding acquisitions, of 49%, in addition to the $1.2 million of net revenue from our hosted application software for training sales offering. We were profitable in each quarter of 2006 and reported net income of $3.4 million for the year.

In January 2007, we acquired CAS Systems to provide additional complementary lead development functionality, customers, execution expertise and an international presence with its location near Montreal, Canada. In July 2007, we purchased all of the outstanding stock of Qinteraction Limited, which operates an offshore call center located in the Philippines. Qinteraction provides a variety of business solutions including inbound sales and order taking, inbound customer care, outbound telemarketing and lead generation, logistics support, and back-office processing. The nature of these services are highly complimentary to our existing Lead Development and Contract Sales product offerings.

We reported net revenue of $73.5 million in 2007, representing a 50% growth over the prior year. We were once again profitable in each quarter of 2007 and reported net income of $1.5 million for the year. In February 2008, we received written notification from Dell, our largest customer, that they will be terminating our service agreement. For the year ended December 31, 2007, Dell accounted for 29% of our net revenue and approximately 25% of our net revenue for the fourth quarter of 2007. During the year ended December 31, 2006, Dell accounted for approximately 38% of our net revenue. With this loss of this client, we expect our net revenue to be negatively impacted until we are able to replace the loss of Dell with new business and with additional business from our existing clients.

Net Revenue

We derive revenue from the following: the sale of service contract renewals, software licenses and subscriptions, and warranties (Contract Sales); from the provision of services related to the development of qualified leads and appointments (Lead Development); and from the licensing of our hosted application software platform for our clients’ training sales (Training Sales).

Service Contract Renewals, Software Licenses and Subscriptions, and Warranty Extensions (Contract Sales).    We sell, on behalf of our clients, service contract renewals, software licenses and subscriptions and warranty extensions. We earn commissions on the sale of these services to our clients’ customers, which we report as our revenue. We are typically responsible for the complete sales process, including marketing and customer identification and order processing. We also take responsibility for collecting the amount paid by our client’s customer. As a result, when we complete a sale, we record the full amount of the sale on our balance sheet as accounts receivable. We record revenue for the commissions we earn on the transaction, which is based on a fixed percentage of the renewal amount based on the agreement with our client. We record the difference between the sale amount and our commission as an account payable, representing the amount we will remit to our client according to our payment terms, generally 30 to 60 days from the initial sale. Our clients’ customers pay us by credit card, check or on payment terms which are generally 30 days from sale, and none of our clients’ customers represented more than 10% of our revenue. Because our revenue from sales of service contract renewals, software licenses and subscriptions, and warranty extensions are commission-based, this revenue can vary significantly. Our agreements with our clients for these services typically have two to three year terms, with automatic renewal provisions. These agreements are generally terminable on 90 to 180 days notice by either party.

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

Application Software (Training Sales).    We license our hosted application software that our clients use to manage their online and in-person training programs. The licenses are usually for one year terms, and are often paid in advance. These advance payments are recorded as deferred revenue, and recognized ratably over the contract period.

Gross Margin

Gross margin is calculated as net revenue less the costs associated with selling our clients’ products or delivering our services to our clients. Cost of services include compensation costs of sales personnel, sales commissions and bonuses, costs of designing, producing and delivering marketing services, credit card fees, bad debts, and salaries and other personnel expenses related to fee-based activities. Costs of services also include the cost of allocated facility and telephone usage for our telesales representatives as well as other direct costs associated with the delivery of our services. Cost of services related to training sales relates primarily to the cost of personnel to support our hosted application. Most of the costs of services are personnel related and are relatively fixed. Bonuses and sales commissions will typically change in proportion to net revenue or profitability. Commission and bonus expense included in gross margin are related to incentives paid to our telesales representatives for incremental sales of our clients’ contracts and leads generated. Our gross margins will fluctuate in the future with changes in our product mix. Margins from sales of our clients’ service contract renewals are higher than our lead generation services, and licensing from our hosted application software is our highest margin service.

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

General and Administrative Expenses

General and administrative expenses include costs associated with the administration of our business and consist primarily of compensation and related costs for administrative personnel, insurance, and legal and other professional fees. Most of these costs relate to personnel, insurance and facilities and are relatively fixed. In 2007 we were required to be compliant with the auditor attestation provisions of Section 404 of the Sarbanes-Oxley Act of 2002. We incurred substantial additional costs in 2007 to achieve this compliance with the Sarbanes-Oxley Act and therefore expect to continue to incur significant costs in general and administrative expenses in future years to maintain compliance. We will also incur costs in 2008 to achieve Section 404 compliance by December 31, 2008 for our CAS Systems and Qinteraction Limited operations acquired in 2007.

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

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of property, equipment and software licenses, and intangible assets. We have completed the acquisition of six businesses in the past three years, and accordingly have been increasing our intangible amortization expense. In the first quarter of 2007, we completed the acquisition of CAS Systems, and in the third quarter of 2007, we completed the acquisition of Qinteraction Limited, and will therefore incur higher intangible asset amortization in the future.

Interest and Other Income (Expense), Net

Interest and other income (expense), net reflects income received on cash and cash equivalents, interest expense on leases to secure equipment, software and other financing agreements, foreign currency gains/losses, and other income and expense.

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

We disclosed our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Management believes there have been no significant changes during the year ended December 31, 2007.

Use of Estimates

The preparation of the financial statements and related disclosures, in conformity with accounting principles generally accepted in the U.S., requires us to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The policies that contain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes include:

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

Revenue Recognition and Financial Statement Presentation

Substantially all of our revenue is generated from the sale of service contract renewals, lead development services and software licenses for hosted application software for training sales. We recognize revenue from the sale of our clients’ service contract renewals under the provisions of Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition” and on the “net basis” in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Revenue from the sale of service contract renewals is recognized when an order from the client’s customer is received; the service contract agreement is delivered; the fee is fixed or determinable; the collection of the receivable is reasonably assured; and no significant post-delivery obligations remain unfulfilled. Revenue from lead development services we perform is recognized as the services are delivered and is generally earned ratably over the service contract period. Some of our lead development service revenue is earned when we achieve certain attainment levels and is recognized upon customer acceptance of the service. We earn revenue from our licensing of hosted software applications for training sales ratably over each contract period, having considered EITF 00-03: Application of AICPA SOP 97-2, “Software Revenue Recognition,” to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, which distinguishes hosting services that might fall under the scope of SOP 97-2: Software Revenue Recognition. Since these software licenses are usually paid in advance, we record a deferred revenue liability on our balance sheet that represents the prepaid portions of licenses that will be earned over the next one to two years.

We also evaluate our agreements for multiple element arrangements, taking into consideration the guidance from both EITF 00-21: Revenue Arrangements with Multiple Deliverables, and TPA 5100.39: Software Revenue Recognition for Multiple-Element Arrangements. Our agreements typically do not contain multiple deliverables. However, in the few instances where our agreements have contained multiple deliverables, they do not have value to our customers on a standalone basis, and therefore the deliverables are considered together as one unit of accounting. Revenue is then recorded using the proportional performance model, where revenue is recognized as performance occurs, based on the relative value of the performance that has occurred at that point in time compared to that of the total contract.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients and clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 31, 2007 and 2006, our allowance for potentially uncollectible accounts was $285,000 and $233,000, respectively.

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

Income Taxes

We account for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At December 31, 2007 and 2006, we had gross deferred tax assets of $17.9 million and $18.5 million, respectively. In 2006 and 2007, the deferred tax asset was subject to a 100% valuation allowance and therefore is not recorded on our balance sheet as an asset. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in any entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48 effective January 1, 2007 and as a result of the adoption, the Company recognized no adjustment to retained earnings and no change in the liability for unrecognized tax benefits.

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

The Company adopted SFAS 123(R) using the modified-prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified-prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations, other than option grants to employees and directors below the fair market value of the underlying stock at the date of grant. See Note 8 for further discussion of this statement and its effects on the financial statements presented herein.

Foreign Currency Translation

During January 2007, we established a Canadian foreign subsidiary and subsequently purchased the Canadian based assets of CAS Systems. Additionally, in July 2007, we purchased Qinteraction Limited and its Philippine-based subsidiary. The functional currency of our Canadian and Philippine subsidiaries was determined to be their respective local currencies (Canadian Dollar and Philippine Peso), in accordance with FAS 52, Foreign Currency Translation. Foreign currency assets and liabilities are translated at the current exchange rates at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the year. The related unrealized gains and losses from foreign currency translation are recorded in Accumulated other comprehensive income (loss) as a separate component of stockholders’ equity in the consolidated balance sheet and consolidated statement of stockholders’ equity and comprehensive income (loss). Net gains and losses resulting from foreign exchange transactions are included in Interest and other income (expense), net in the consolidated statement of operations.

Significant Client Concentrations

In 2007, Dell and Hewlett-Packard each accounted for more than 10% of our net revenue and collectively represented 43% of our net revenue, with Dell representing 29%. In 2006, these two clients accounted for 48% of our net revenue, with Dell representing 38% of our net revenue. In 2005, these two clients accounted for 47% of net revenue, with Dell accounting for 36% of our net revenue.

In February 2008, we received written notification from Dell that they will be terminating our service agreement. Under Dell’s transition plan set forth in the notice, Dell moved approximately half of the services provided by us under the agreement internally effective February 4, 2008, and intends to move the remainder over the subsequent three months, at the conclusion of which the Company would no longer be performing any services for Dell. Dell accounted for 25% of our net revenue for the fourth quarter of 2007.

No individual client’s end-user customer accounted for 10% or more of our net revenue in any period presented.

We have service agreements with our clients that expire at various dates ranging through May 2010. Many of our client agreements contain automatic renewal clauses. These clients may, however, terminate their contracts for cause in accordance with the provisions of each contract. Substantially all clients must provide us with advance written notice of their intention to terminate. Hewlett-Packard may terminate their contract with 90 days notice. Any loss or reduction of business of a significant client would likely have a material adverse effect on the Company’s consolidated financial position, cash flows and results of operations.

We expect that a substantial portion of our net revenue will continue to be concentrated among a few significant clients. In addition, our technology clients operate in industries that are experiencing consolidation, which may reduce the number of our existing and potential clients.

Related Party Transactions

We have made purchases of computer equipment and services from several vendors including Dell and Hewlett-Packard, our two largest clients as of December 31, 2007. During the year ended December 31, 2007, we purchased equipment from Dell and Hewlett-Packard totaling approximately $378,000 and $37,000, respectively. During the prior year ended December 31, 2006, we purchased equipment from Dell and Hewlett-Packard totaling $399,000 and $95,000, respectively.

The Chairman of our board of directors also serves on the board of Saama Technologies, a technology services firm. During the year ended December 31, 2007, we paid Saama Technologies approximately $293,000 for technology services. During the prior year, we paid Saama Technologies $150,000 for technology services. We may continue to utilize their services and may expand the scope of Saama Technologies’ engagement.

In October 2007, we closed an OEM licensing agreement with Market2Lead, Inc. (“Market2Lead”), a software-as-a-service provider of business to business automated marketing solutions, to further enhance Rainmaker’s on-demand marketing automation application. In connection with this agreement, Rainmaker provided Market2Lead with growth financing of $2.5 million in secured convertible and term debt. During the year ended December 31, 2007, we paid Market2Lead approximately $50,000 for marketing services. We will continue to utilize their services and may expand the scope of the services that they provide to us in the future.

Results of Operations

The following table presents, for the periods given, selected financial data as a percentage of our net revenue.

	Years Ended December 31,
	2007	2006	2005
Net revenue	100.0%	100.0%	100.0%
Costs of services	51.8	49.8	58.3

Gross margin	48.2	50.2	41.7

Operating expenses:
Sales and marketing	9.3	8.7	8.9
Technology and development	14.6	12.2	13.2
General and administrative	15.6	15.3	25.3
Depreciation and amortization	7.8	6.7	9.7

Total operating expenses	47.3	42.9	57.1

Operating income (loss)	0.9	7.3	(15.4)
Interest and other income (expense), net	1.9	0.3	(0.2)

Income (loss) before income tax expense	2.8	7.6	(15.6)
Income tax expense	0.8	0.6	0.0

Net income (loss)	2.0%	7.0%	(15.6)%

Comparison of Years Ended December 31, 2007 and 2006

Net Revenue.    Net revenue increased $24.6 million, or 50%, to $73.5 million in the year ended December 31, 2007, as compared to the year ended December 31, 2006. Our lead development product line generated $16.2 million of the increase which includes approximately $12.6 million resulting from the acquisitions of CAS Systems and Qinteraction in January 2007 and July 2007, respectively. Approximately $5.7 million of the increase is related to our contract sales product line primarily due to increased sales from existing clients and approximately $2.7 million of the increase is related to our training sales product line which was acquired in September 2006.

Costs of Services and Gross Margin.    Costs of services increased $13.7 million, or 56%, to $38.1 million in the year ended December 31, 2007, as compared to the 2006 comparative period. The increase was primarily due to approximately $8.8 million in expenses from ViewCentral, CAS Systems and Qinteraction that were acquired in September 2006, January 2007 and July 2007, respectively. The remaining portion of the increase is primarily due to increases in compensation costs which include salaries, bonuses and commissions related to the hiring of additional staff and increases in outsourced services to support the increased sales volume in all of our product lines. Our gross margin percentage declined slightly to 48% in the 2007 period from 50% in the year ended December 31, 2006 as lead development became a larger percentage of our revenue with the acquisitions of CAS Systems and Qinteraction. Historically, revenue from lead development has a lower margin than revenue from contract sales.

Sales and Marketing Expenses.    Sales and marketing expenses increased $2.6 million, or 61%, to $6.9 million in the year ended December 31, 2007, as compared to the year ended December 31, 2006. The increase is primarily due to approximately $1.5 million in expenses from ViewCentral, CAS Systems and Qinteraction that were acquired in September 2006, January 2007 and July 2007, respectively. Additionally, increased compensation costs and travel & entertainment costs as a result of the addition of staff to our sales force and increased commissions from increased sales during the period contributed to the overall increase. We expect sales and marketing expenses to continue to increase in absolute dollars and slightly as a percentage of sales in 2008 as a result of our larger sales force and increased sales and marketing costs associated with the operations of our recent acquisitions.

Technology and Development Expenses.    Technology and development expenses increased $4.7 million, or 79%, to $10.7 million during the year ended December 31, 2007, as compared to the 2006 comparative period. We are engaged in continuing significant efforts to enhance our infrastructure and integrate our recent acquisitions. Approximately $2.0 million of the increase between the comparative periods is due to increased temporary staffing, outsourced services and consultants for our infrastructure enhancements as well as the continued support of the database infrastructure which we rely on to service our customers. We believe that by using outsourced hosting for parts of our technology infrastructure, we will be able to better leverage our technology infrastructure for the future expansion of our business. Additionally, approximately $1.6 million of the increase was due to increased compensation costs for additional staff added to support the growth in our business. The remaining increase was primarily the result of our recent acquisitions and the additional technology and development expense from these entities. We expect technology and development expenses to increase on an absolute dollar basis and as a percentage of net revenues in 2008 as we continue to invest in development of our solutions, including internationalization of our solutions, for our customers and in technology infrastructure.

General and Administrative Expenses.    General and administrative expenses increased $4.0 million, or 53%, to $11.4 million during the year ended December 31, 2007, as compared to the year ended December 31, 2006. The overall increase was primarily due to approximately $1.6 million in increased compensation costs for additional staff added to support the growth of the business and to assist in the Company’s compliance efforts related to Sarbanes-Oxley, and increased audit and consulting fees of approximately $511,000 from Sarbanes-Oxley preparation and implementation. As a result of our recent acquisitions, we incurred approximately $1.7 million in additional general and administrative expense during 2007. We expect to incur additional costs in 2008 and beyond to maintain compliance with the Sarbanes-Oxley Act and we will also need to achieve compliance for our operations in Canada and the Philippines that were acquired in 2007. Therefore, we expect our general and administrative expenses to increase in absolute dollars in 2008.

Depreciation and Amortization Expenses.    Depreciation and amortization expenses increased $2.4 million, or 73%, to $5.7 million for the year ended December 31, 2007, as compared to the 2006 period. Amortization of intangible assets increased by approximately $2.1 million in the 2007 period primarily as a result of the acquisitions of ViewCentral in September 2006, and CAS Systems and Qinteraction during 2007. The remaining increase is due to increased depreciation of property and equipment as a result of our acquisitions and capital expenditures over the last year. Because of our acquisitions and the investments being made in our infrastructure, we expect depreciation and amortization expense to continue to increase in 2008.

Interest and Other Income (Expense), Net.    The components of interest and other income (expense), net are as follows (in thousands):

	Year Ended December 31,		Change
	2007	2006
Interest income	$1,436	$377	$1,059
Interest expense	(186)	(178)	(8)
Currency translation gain	137	—	137
Other	20	(12)	32

	$1,407	$187	$1,220

The increase in interest income is attributable to an increase in cash available to invest in interest bearing deposits from the $27.1 million in net proceeds that we received from our follow-on offering of common stock in April 2007. Interest expense is the result of interest incurred with notes payable issued with the purchase of the assets of CAS Systems, as well as remaining balances on the $3.0 million Term Loan obtained in February 2005 in connection with the acquisition of Sunset Direct, and interest on the $1.5 million June 2005 Term Loan to fund the purchase and implementation of our new client management system. In the year ended December 31, 2006, we were required to capitalize $100,000 in interest costs associated with the development of our client management system, amortization of which began in 2006. Had this not been capitalized, interest expense in the 2006 period would have been higher than the 2007 period. Capitalized interest in 2007 amounted to approximately $4,000.

The currency translation gain is primarily due to the fluctuation of currency exchange rates on a note payable to a third party denominated in United States dollars that is owed by our Canadian subsidiary in connection with our acquisition of CAS Systems. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.

Income Tax Expense.    Income tax expense increased $260,000, or 87%, to $558,000 for the year ended December 31, 2007, as compared to the year ended December 31, 2006. The Company’s effective tax rate reflects the utilization of net operating loss carryforwards to offset taxable income. As of January 1, 2007, Texas changed its calculation of franchise tax. The new calculation is computed on taxable margin, as defined under Texas statute. The increase in income tax expense is primarily due to the increase in the Texas state franchise tax and an increase in foreign taxes related to foreign operations commenced in 2007 and companies acquired during 2007.

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

Costs of Services and Gross Margin.    Costs of services increased $5.7 million, or 30%, to $24.4 million in 2006 from $18.7 million in 2005. Our gross margin percentage improved to 50% in 2006 from 42% in 2005 primarily as a result of the efficiencies and lower costs associated with the move of our base of operations from California to Texas which was completed in 2005. In 2005, we incurred significant redundancy and transition expenses associated with managing two facilities

Sales and Marketing Expenses.    Sales and marketing expenses increased $1.5 million, or 50%, to $4.3 million in 2006 from $2.8 million in 2005. In 2006 we increased our corporate marketing activities by $710,000 as a result of the addition of staff, the improvement of our website and participation in trade shows and conferences. The balance of the increased costs in 2006 was due to increased commissions arising from greater success by our sales force and, to a slightly lesser extent, sales and marketing costs associated with ViewCentral, which was acquired in September 2006.

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

	Three Months Ended
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006
Statement of Operations Data:
Net revenue	$20,127	$19,081	$18,042	$16,265	$14,365	$12,219	$11,267	$11,070
Costs of services	10,448	9,998	9,340	8,328	7,070	6,231	5,586	5,498

Gross margin	9,679	9,083	8,702	7,937	7,295	5,988	5,681	5,572

Operating expenses:
Sales and marketing	1,848	1,578	1,738	1,690	1,592	1,034	892	732
Technology and development	2,734	2,856	2,793	2,355	1,874	1,487	1,408	1,221
General and administrative	3,417	3,166	2,662	2,198	1,889	1,745	1,779	2,070
Depreciation and amortization	1,760	1,614	1,197	1,140	1,016	797	790	696

Total operating expenses	9,759	9,214	8,390	7,383	6,371	5,063	4,869	4,719

Operating income (loss)	(80)	(131)	312	554	924	925	812	853
Interest and other income (expense), net	439	448	391	129	133	56	(23)	21

Income before income tax expense	359	317	703	683	1,057	981	789	874
Income tax expense	138	159	133	128	114	112	18	54

Net income	$221	$158	$570	$555	$943	$869	$771	$820

Basic net income per share	$0.01	$0.01	$0.03	$0.04	$0.06	$0.06	$0.06	$0.07

Diluted net income per share	$0.01	$0.01	$0.03	$0.03	$0.06	$0.06	$0.05	$0.06

The following table presents, for the periods given, selected unaudited quarterly financial data as a percentage of our net revenue.

	Three Months Ended
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006
Net revenue	100%	100%	100%	100%	100%	100%	100%	100%
Costs of services	52	52	52	51	49	51	50	50

Gross margin	48	48	48	49	51	49	50	50

Operating expenses:
Sales and marketing	9	8	10	10	11	8	8	7
Technology and development	13	15	15	15	13	12	12	11
General and administrative	17	17	15	14	14	14	16	18
Depreciation and amortization	9	8	6	7	7	7	7	6

Total operating expenses	48	48	46	46	45	41	43	42

Operating income	0	0	2	3	6	8	7	8
Interest and other income (expense), net	2	2	2	1	1	—	—	—

Income before income tax expense	2	2	4	4	7	8	7	8
Income tax expense	1	1	1	1	—	1	—	1

Net income	1%	1%	3%	3%	7%	7%	7%	7%

Revenue

We have increased our revenue sequentially in each quarter over the last 2 years. These increases have been primarily due to acquisitions along with organic revenue growth in our contract sales and lead development units. We added our hosted application software for training sales near the end of the third quarter of 2006, which contributed $1.2 million of revenue in the fourth quarter of 2006 and an increase in revenue of approximately $2.7 million for the 2007 fiscal year as compared to the prior year. In January 2007, we acquired CAS Systems which contributed $8.1 million in revenue for 2007. In July 2007, we acquired Qinteraction Limited which contributed $4.4 million in revenue over the third and fourth quarter of 2007.

Gross Margin

Gross margins remained fairly constant in 2006, with minor fluctuations as a result of changes in our mix of services provided to our clients. Gross margins decreased slightly in 2007 as lead development became a larger percentage of our revenue with the acquisitions of CAS Systems and Qinteraction. Historically, revenue from lead development has a lower margin than revenue from contract sales.

Operating Expenses

Operating expense as a percentage of revenues increased during fiscal 2007. The increase can be attributed to General and Administrative expenses as a result of our investments towards the achievement of Sarbanes Oxley compliance and increases in stock based compensation expense. We have also incurred increasing technology and development expenses relating to our investment in technology infrastructure, software development and tools in support of future growth, as well as an increase in expense related to supporting client driven initiatives including project management staff and data resources.

Income (Loss) from Operations

We became profitable in the first quarter of 2006 and maintained profitability in each quarter of 2007. Our operating income as a percentage of revenue decreased in 2007 due primarily to increases in non-cash costs for the amortization of intangibles related to the acquisition of CAS Systems in January of 2007 and Qinteraction in July of 2007, and lastly, in the fourth quarter of 2007, an increase in stock based compensation expense as a result of additional equity awards to employees.

Liquidity and Sources of Capital

We generated $4.9 million of cash from operating activities in 2007. We used cash in operating activities in substantially all years prior to 2006 and we funded our operations from cash proceeds from the sale of common stock and the incurrence of debt. From 2004 through 2006, we raised aggregate net proceeds of $14.2 million from private placements of common stock, and during 2007 we raised net proceeds of $27.2 million from a follow-on offering of common stock. During 2005, we raised an aggregate of $4.5 million from term loans from institutional lenders to fund our operations and support our acquisitions of other businesses.

Cash flow from operating activities for 2007 was $4.9 million as compared to cash provided by operating activities of $10.5 million in 2006. Cash provided by operating activities in 2007 was primarily the result of net income totaling $1.5 million, non-cash expenditures of depreciation and amortization of property and intangibles of $5.7 million, stock-based compensation charges of $1.8 million, the provision for allowance for doubtful accounts of $408,000, and changes in operating assets and liabilities, net of assets acquired and liabilities assumed, that used $4.6 million of cash for the year.

The two largest components of our changes in operating assets and liabilities are accounts payable and accounts receivable. When we sell a service or maintenance contract for a client, we record the sales price of the contract to the client’s customer as our receivable and also record our payable to the client for our cost of the contract, which is effectively the same amount less our compensation for obtaining the contract for our client. For this reason, our accounts payable is composed primarily of amounts due to our clients for service and maintenance contracts we sold on their behalf. Accounts payable therefore increases in relation to our increased sales of service contracts on behalf of our clients. However, because we report as revenue only the net difference between our account receivable from the customer of our client and our account payable to our client in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, any increase in net revenue from service contract sales results in a much larger increase in our accounts payable, which is treated as positive cash flow from operating activities.

Accounts receivable increased at December 31, 2007 as compared to December 31, 2006 as a result of higher overall sales at the end of 2007 as compared to the end of 2006. Our days sales outstanding, or DSO, increased to 31 days at December 31, 2007 as compared to 28 days at December 31, 2006. Since we record the gross billing to the end customer of our clients in our accounts receivable, we calculate DSO based on our ability to collect those gross billings from the end customers. For the year ended December 31, 2007, our accounts receivable balance is reflective of an additional $2.0 million in receivables from CAS Systems that was acquired on January 25, 2007. Additionally, we have approximately $1.2 million in receivables from Qinteraction that was acquired in July 2007. The addition of these foreign operations that have slightly longer payment terms has contributed to the increase in DSO mentioned above.

Cash provided by operating activities in 2006 was primarily the result of net income totaling $3.4 million, non-cash expenditures of depreciation and amortization of property and intangibles of $3.3 million, stock-based compensation charges of $207,000, the provision for allowance for doubtful accounts of 267,000, and changes in operating assets and liabilities, net of assets acquired and liabilities assumed, that provided $3.4 million.

Cash used in investing activities was $16.0 million and $1.0 million in 2007 and 2006, respectively. The increase in cash used in investing activities was primarily due to our acquisition of CAS Systems in January 2007 for which we used cash of approximately $1.6 million and Qinteraction Limited in July 2007 for which we used cash of approximately $7.4 million. Additionally, we invested approximately $4.7 million in purchases of property and equipment and invested $2.5 million in the purchase of notes receivable and warrants from

Market2Lead. In the CAS Systems acquisition, we issued notes payable of approximately $2.0 million and in the Qinteraction Limited acquisition we issued approximately $4.8 million of the Company’s common stock. Restricted cash represents the reserve for the refund due for non-service payments inadvertently paid to the Company by its customers instead of paid directly to the Company’s clients. At the time of cash receipt the Company records a current liability for the amount of non-service payments received. The decrease in restricted cash represents the reduction of our balance of refunds due to customers. During the year ended December 31, 2006, we completed two business acquisitions. While the consideration we paid in both acquisitions was predominately our common stock, in the Metrics transaction, we incurred $68,000 of acquisition costs, and in the ViewCentral transaction, we received cash of $433,000 net of acquisition costs. These two items are combined and recorded as acquisitions of businesses, net of cash acquired, in 2006.

Cash provided by financing activities was $26.8 million in 2007 and $2.7 million in 2006. Cash provided by financing activities in 2007 was primarily a result of the net proceeds of $27.2 million received from the follow-on offering of common stock in April 2007. We also received approximately $1.2 million from the exercise of stock options, warrants and employee stock purchase plan purchases. These amounts were partially offset by principal payments of $1.5 million on our term loans and purchases of $233,000 of treasury stock from employees and directors for shares withheld for income taxes payable on restricted stock awards vested. Cash provided by financing activities in 2006 was primarily a result of net proceeds totaling $5.3 million from our placement of common stock in February 2006. We also received $1.3 million from the exercise of stock options, warrants and employee stock purchase plan purchases. These amounts were offset in part by principal payments totaling $3.9 million on our line of credit, term loans and other financing obligations.

In connection with our acquisitions of CAS Systems in January 2007 and Qinteraction Limited in July 2007, the purchase agreements provide for a potential additional payment at the end of twelve months following each acquisition, based on the achievement of certain financial milestones specific to each individual acquisition. In the first quarter of the 2008 fiscal year, the Company paid $1 million relating to the CAS Systems acquisition. Payment for the Qinteraction Limited acquisition, if any, will be due during the Company’s third fiscal quarter of 2008 and could result in an additional payment of up to $4.5 million in cash and $3.5 million in common stock.

Our principal source of liquidity as of December 31, 2007 consisted of $37.4 million of cash and cash equivalents. In connection with a financial covenant related to our term loans, we are required to maintain unrestricted cash deposits of $500,000 with our lender Bridge Bank, N.A., or Bridge Bank, which is included in the $37.4 million of cash and cash equivalents. We anticipate that our existing capital resources and cash flow expected to be generated from future operations will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months.

In February 2008, we received written notification from Dell that they will be terminating our service agreement. Under Dell’s transition plan set forth in the notice, Dell moved approximately half of the services provided by us under the agreement internally effective February 4, 2008, and intends to move the remainder over the subsequent three months, at the conclusion of which the Company would no longer be performing any services for Dell. Dell represented approximately 29% of our net revenue for the 2007 fiscal year and approximately 38% of our net revenue in 2006. For the fourth quarter of 2007, we had reduced our revenue from Dell to 25%.

Credit Arrangements

On July 6, 2006, we executed a further amendment to our Revolving Credit Facility with our lender, Bridge Bank. The amendment extended the maturity date of the Revolving Credit Facility from December 10, 2006 to October 10, 2007. We are currently in negotiations to extend the maturity of the Revolving Credit Facility. The amount of credit available to the company remains at $4.0 million with a $1.0 million subfacility for standby letters of credit, and the interest rate for any advances under the Revolving Credit Facility remains at the prime lending rate, 7.25% at December 31, 2007. As of December 31, 2007, we had no borrowings under the Revolving

Credit Facility and had one undrawn letter of credit outstanding under the Revolving Credit Facility with a face amount of $100,000. We had originally entered into this Revolving Credit Facility with our lender in April 2004.

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued an irrevocable standby letter of credit to one of our clients. The letter of credit was issued in the amount of $325,000 as a guarantee for service contracts sold by us on behalf of our client and expired in September 2007. The letters of credit were issued under the Revolving Credit Facility described above. As of December 31, 2007, no amounts have been drawn against the letters of credit.

In June 2005, we entered into a business loan agreement with Bridge Bank, pursuant to which we obtained a $1.5 million term loan, or the June 2005 Term Loan, that was utilized to fund the purchase and implementation of our new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime per annum (7.25% at December 31, 2007). The interest rate on the June 2005 Term Loan was reduced from prime plus 1% to prime in July 2006.

Concurrently with the closing of the merger transaction with Sunset Direct in February 2005, we entered into a Business Loan Agreement and Commercial Security Agreement with Bridge Bank, and obtained a $3.0 million term loan, or the Term Loan, that we used to retire certain indebtedness and certain other liabilities of Sunset Direct. The Term Loan is repayable in 36 monthly installments of $83,000 plus interest at a variable rate of prime per annum (7.25% at December 31, 2007). The interest rate on the Term Loan was reduced from prime plus 1% to prime in July 2006.

The Term Loan, June 2005 Term Loan and Revolving Credit Facility are secured by substantially all of our consolidated assets, including intellectual property. We are subject to certain financial covenants, including maintenance of unrestricted cash with Bridge Bank, reducing from time to time to the outstanding amount of the Term Loan and June 2005 Term Loan referenced above rounded upwards to the nearest $250,000 increment ($500,000 at December 31, 2007). We are obligated to maintain a specified minimum net income and minimum debt service coverage ratio. The Term Loan, the June 2005 Term Loan and the Revolving Credit Facility contain customary covenants that will, subject to limited exceptions, limit our ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Term Loan, June 2005 Term Loan and the Revolving Credit Facility also provide for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Term Loan, the June 2005 Term Loan and Revolving Credit Facility. At December 31, 2007, we were in compliance with all loan covenants and had $166,000 and $250,000 outstanding on the Term Loan and June 2005 Term Loan, respectively, and no amount outstanding on the Revolving Credit Facility. The Term Loan matures in February 2008 and the June 2005 Term Loan matures in June 2008.

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

On November 13, 2006, we executed an amendment to the operating lease for our corporate headquarters in Campbell, California. Under the lease and its amendment, we have a total of 23,149 square feet of usable office space. The lease term originally began on November 1, 2005 and will end on January 31, 2010. Beginning January 1, 2007 and through the expiration of the lease term, base rent will escalate from approximately $418,000 in 2008 to $440,000 in 2009, the final full year of the lease which expires in January 2010. In addition, we must pay its proportionate share of operating costs and taxes. In connection with the execution of the lease, we have issued a letter of credit to the landlord in the amount of $100,000 as a security deposit.

In Austin, Texas we have rented a total 59,466 square feet of office space under a lease and its amendments that expire at various dates through June 2009. In August 2005, we renewed the existing lease for 46,366 square feet of space and then in March 2006 we further amended the lease for an additional 7,623 square feet of space. On April 16, 2007, we entered into a sublease agreement in the same building as our other lease in Austin for an additional 5,477 feet that expires on July 31, 2008. The rent on the sublease space is fixed at $2,700 per month. Under the lease and its amendments, our base rent will approximate $453,000 in 2008, the final full year of the lease that ends in June 2009. In both the California and the Texas facilities, we pay rent and maintenance on some of the common areas in each of our leased facilities.

As a result of our acquisition of CAS Systems in January 2007, we now have facilities near Montreal, Canada, where we have approximately 18,426 square feet of space covered by leases that were scheduled to expire on December 31, 2007, and in Oakland, California where we have approximately 10,039 square feet of space covered by a lease that expires on May 19, 2011. We have renewed the Canada leases as of January 1, 2008 for a 2-year term with options for subsequent continuance. The provisions of the lease renewals in Canada specify that either party can terminate the lease for any reason by giving the other party at least 120 days prior written notice. Based on the exchange rate as of December 31, 2007, our annual base rent under our Canada leases will escalate from approximately $319,000 in 2008 to $329,000 in 2009. For the future minimum lease payment table below, we have only included 4 months of lease payments for this lease which represents the non-cancelable portion. Annual base rent under our Oakland lease will escalate from approximately $234,000 in 2008 to $248,000 in 2010, the final full year of the lease that ends in May 2011.

With our acquisition of Qinteraction, we assumed existing lease obligations at their Manila, Philippines offices. We have assumed 2 office space leases and a parking lease. We occupy approximately 40,280 square feet on 3 floors in the BPI building in Manila. Our current lease for this space terminates on March 31, 2008, and we have signed a new lease that commences on April 1, 2008, has a 5 year term and terminates on March 31, 2014. Based on the exchange rate as of December 31, 2007, our annual base rent will escalate from approximately $518,000 in 2008 to $780,000 in 2013, the final full year of the lease that ends in March 2014. We occupy approximately 15,460 square feet in the Pacific Star building in Manila. This lease commenced on October 1, 2007, has a 5 year term and terminates on September 30, 2012. Based on the exchange rate as of December 31, 2007, our annual base rent will escalate from approximately $252,000 in 2008 to $281,000 in 2011, the final full year of the lease that expires in September 2012. Our parking lease began in March 2006, has a 5 year term and terminates in February 2011. Based on the exchange rate as of December 31, 2007, our annual base rent on this lease is approximately $15,000.

Rent expense under operating lease agreements during the years ended December 31, 2007, 2006 and 2005 was $2,142,000, $869,000 and $771,000, respectively.

Guarantees

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued an irrevocable standby letter of credit to one of our clients. The letter of credit was issued in the amount of $325,000 as a guarantee for service contracts sold by us on behalf of our client and expired in September 2007. The letters of credit were issued under the Revolving Credit Facility described above. As of December 31, 2007, no amounts had been drawn against the letters of credit.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of December 31, 2007 and 2006.

Contractual Obligations

Capital Leases

We leased certain property under capital leases that expired in early 2007.

Term Loans

In June 2005, we entered into a business loan agreement with Bridge Bank, pursuant to which we obtained a $1.5 million term loan that is being utilized to fund the implementation of the Company’s new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime per annum (7.25% at December 31, 2007). As of December 31, 2007, we had $250,000 outstanding on the June 2005 Term Loan and it matures in June 2008. The interest rate on the June 2005 Term Loan was reduced from prime plus 1% to prime by the amendment that we executed with our lender on July 6, 2006.

In February 2005, concurrent with the closing of the acquisition of Sunset Direct, we entered into a business loan agreement and commercial security agreement with Bridge Bank. The Term Loan is to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime per annum (7.25% at December 31, 2007). As of December 31, 2007, we had $167,000 outstanding on the Term Loan and it matures in February 2008. The interest rate on the Term Loan was reduced from prime plus 1% to prime by the amendment that we executed with our lender on July 6, 2006.

Revolving Credit Facility

In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank. The Revolving Credit Facility originally matured in May 2005, and provided borrowing availability up to a maximum of $3.0 million through a secured revolving line of credit that includes a $1.0 million letter of credit facility. In December 2005, the total available under the Revolving Credit Facility was increased to $4.0 million and the maturity was extended to December 2006. In July 2006, the maturity date of the Revolving Credit Facility was further extended to October 2007. We are currently in negotiations to extend the maturity of the Revolving Credit Facility. As of December 31, 2007, we had no amounts outstanding under the Revolving Credit Facility.

Future payments under our contracts and obligations at December 31, 2007 are as follows (dollars in thousands):

Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-Term Debt Obligations (1)	$2,416	$1,083	$1,333	$—	$—
Operating Lease Obligations	7,942	1,995	2,971	1,997	979

Total	$10,358	$3,078	$4,304	$1,997	$979

(1)	Excludes interest payments.

Included in future minimum operating lease payments is our obligation relating to our facilities, including the lease for our corporate headquarters in Campbell, California, and our operations in Austin, Texas, Vaudreuil, Canada and Manila, Philippines. The operating lease for our Austin, Texas facility expires in June 2009.

Potential Impact of Inflation

To date, inflation has not had a material impact on our business.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for us for financial instruments beginning in January 2008 and non-financial instruments beginning in January 2009. We are required to adopt SFAS 157 in the first quarter of 2008. We are currently evaluating the impact of adopting SFAS 157 on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 gives entities the option to measure eligible financial assets and liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in the fair value must be recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We are required to adopt SFAS 159 in the first quarter of 2008. We are currently evaluating the impact of adopting SFAS 159 on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are required to adopt SFAS 141R in the first quarter of 2009. We are currently evaluating the impact of adopting SFAS 141R on our Consolidated Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as equity in our Consolidated Financial Statements. Among other requirements, this statement requires that the consolidated net income attributable the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 is effective for the first fiscal period beginning on or after December 15, 2008. We are required to adopt SFAS 160 in the first quarter of 2009. We are currently evaluating the impact of adopting SFAS 160 on our Consolidated Financial Statements.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We currently do not and do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We mitigate default risk by investing in low-risk securities. To minimize our risks, we maintain our portfolio of cash equivalents and short-term investments in a variety of short-term and liquid securities including money market funds, commercial paper, U.S. government and agency securities and municipal bonds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2007, 100% of our portfolio was invested in instruments that mature in less than 90 days. See Note 1 of our consolidated financial statements.

Due to the short duration and conservative nature of our investment portfolio at December 31, 2007, we do not believe we have a material exposure to interest rate risk. However, based upon the balance in our money market account at December 31, 2007 of approximately $25.9 million, a 1% change in interest rates would have an approximate annual impact of $259,000 on our income before income taxes.

Our earnings are affected by changes in short-term interest rates as a result of the February 2005 Term Loan, the June 2005 Term Loan and the Revolving Credit Facility, which bear interest at variable rates based on the prime lending rate (7.25% at December 31, 2007). Maturity dates on these loans range from October 2007 to May 2008. At December 31, 2007, we had approximately $416,000 of debt outstanding under these loans. The February 2005 Term Loan matures in February 2008 and the June 2005 Term Loan matures in June 2008. Based on the outstanding principal balance at the end of 2007 and the maturity dates of both term loans, a 1% increase in interest rates would result in an immaterial amount of additional annual interest expense. Based on our debt level at December 31, 2007, anticipated cash flows from operations, and the various financial alternatives available to management, should there be an adverse change in interest rates, we do not believe that we have significant exposure to market risks associated with changing interest rates as of December 31, 2007. We do not use derivative financial instruments in our operations.

Foreign Currency Risk

Prior to 2007, our business has typically been transacted in the U.S. dollar and, as such, has not been subject to material foreign currency exchange rate risk. However, with our acquisitions of operations in Canada and the Philippines during 2007, we now have exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statement of income. To the extent that the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased net revenues and operating expenses. Conversely, our net revenues and operating expenses will decrease when the U.S. dollar strengthens against foreign currencies.

During 2007, international revenues accounted for approximately 6% of total revenues. The majority of the international revenue was generated in the Cayman Islands and is U.S. dollar based. We are expanding our services to address our clients’ international operations and expect to conduct transactions on behalf of our clients in a number of geographies and currencies.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into US dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of accumulated other comprehensive income which is a component of shareholders’ equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the fiscal year ended December 31, 2007, we recorded a net foreign currency transaction gain of approximately $137,000, which is recorded in interest and other income (expense), net in the consolidated statements of operations.

We may enter into hedges in the future to manage foreign currency risk; however, we did not have anything in place as of December 31, 2007.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Rainmaker Systems, Inc.

Campbell, California

We have audited the accompanying consolidated balance sheets of Rainmaker Systems, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rainmaker Systems, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rainmaker System Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2008, expressed an unqualified opinion thereon.

/s/    BDO SEIDMAN, LLP

San Francisco, California

March 10, 2008

RAINMAKER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$37,407	$21,996
Restricted cash	157	315
Accounts receivable, less allowance for doubtful accounts of $285 and $233 at December 31, 2007 and 2006, respectively	20,625	13,547
Prepaid expenses and other current assets	3,622	1,172

Total current assets	61,811	37,030
Property and equipment, net	9,447	4,293
Intangible assets, net	7,049	5,604
Goodwill	14,539	7,006
Other noncurrent assets	2,706	325

Total assets	$95,552	$54,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,466	$22,522
Accrued compensation and benefits	2,062	1,979
Other accrued liabilities	3,447	2,368
Deferred revenue	3,541	3,457
Current portion of capital lease obligations	—	2
Current portion of notes payable	1,083	1,500

Total current liabilities	35,599	31,828
Deferred tax liability	167	43
Long term deferred revenue	401	268
Notes payable, less current portion	1,333	417

Total liabilities	37,500	32,556

Commitments and contingencies (Notes 4, 5, 6, 9 and 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 20,359,560 shares issued and 20,325,960 shares outstanding at December 31, 2007, and 15,088,294 shares issued and outstanding at December 31, 2006	19	15
Additional paid-in capital	116,391	81,265
Accumulated deficit	(58,074)	(59,578)
Accumulated other comprehensive loss	(51)	—
Treasury stock, at cost, 33,600 shares at December 31, 2007 and 0 shares at December 31, 2006	(233)	—

Total stockholders’ equity	58,052	21,702

Total liabilities and stockholders’ equity	$95,552	$54,258

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Net revenue	$73,515	$48,921	$32,114
Costs of services	38,114	24,385	18,716

Gross margin	35,401	24,536	13,398

Operating expenses:
Sales and marketing	6,854	4,250	2,838
Technology and development	10,738	5,990	4,248
General and administrative	11,443	7,483	8,134
Depreciation and amortization	5,711	3,299	3,114

Total operating expenses	34,746	21,022	18,334

Operating income (loss)	655	3,514	(4,936)
Interest and other income (expense), net	1,407	187	(68)

Income (loss) before income tax expense	2,062	3,701	(5,004)
Income tax expense	558	298	—

Net income (loss)	$1,504	$3,403	$(5,004)

Basic net income (loss) per share	$0.09	$0.25	$(0.48)

Diluted net income (loss) per share	$0.08	$0.23	$(0.48)

Shares used to compute basic net income (loss) per share	17,569	13,662	10,464

Shares used to compute diluted net income (loss) per share	18,882	14,568	10,464

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2005	8,883,959	$9	—	$—	$63,544	$(57,977)	$—	$5,576
Net loss	—	—	—	—	—	(5,004)	—	(5,004)

Comprehensive loss	—	—	—	—	—	—	—	(5,004)

Exercise of employee stock options	258,116	—	—	—	314	—	—	314
Issuance of common stock under employee stock purchase plan	20,338	—	—	—	46	—	—	46
Issuance of common stock in private placement	1,340,444	1	—	—	2,596	—	—	2,597
Issuance of common stock for Sunset acquisition	664,080	1	—	—	2,204	—	—	2,205
Issuance of common stock for Launch Project assets	140,000	—	—	—	385	—	—	385

Balance at December 31, 2005	11,306,937	11	—	—	69,089	(62,981)	—	6,119
Net income	—	—	—	—	—	3,403	—	3,403

Comprehensive income	—	—	—	—	—	—	—	3,403

Exercise of employee stock options	405,285	1	—	—	1,015	—	—	1,016
Issuance of common stock upon exercise of warrants	79,083	—	—	—	190	—	—	190
Issuance of common stock under employee stock purchase plan	14,739	—	—	—	53	—	—	53
Issuance of common stock in private placement	2,000,000	2	—	—	5,310	—	—	5,312
Issuance of common stock for Metrics assets	158,480	—	—	—	898	—	—	898
Issuance of common stock for ViewCentral assets	754,968	1	—	—	4,438	—	—	4,439
Issuance of restricted stock awards	368,802	—	—	—	—	—	—	—
Stock based compensation – option plan	—	—	—	—	98	—	—	98
Stock based compensation – employee stock purchase plan	—	—	—	—	6	—	—	6
Stock based compensation – restricted stock awards	—	—	—	—	103	—	—	103
Tax benefit of stock option exercises	—	—	—	—	65	—	—	65

Balance at December 31, 2006	15,088,294	15	—	—	81,265	(59,578)	—	21,702
Net income	—	—	—	—	—	1,504	—	1,504
Foreign currency translation loss	—	—	—	—	—	—	(51)	(51)

Comprehensive income	—	—	—	—	—	—	—	1,453

Exercise of employee stock options	426,185	—	—	—	1,111	—	—	1,111
Issuance of common stock upon exercise of warrants	23,167	—	—	—	55	—	—	55
Issuance of common stock under employee stock purchase plan	9,414	—	—	—	76	—	—	76
Issuance of common stock in follow-on offering, net	3,500,000	3	—	—	27,200	—	—	27,203
Issuance of common stock for Qinteraction stock	559,284	1	—	—	4,816	—	—	4,817
Issuance of restricted stock awards	920,250	—	—	—	—	—	—	—
Cancellation of restricted stock awards	(167,034)	—	—	—	—	—	—	—
Stock based compensation – option plan	—	—	—	—	611	—	—	611
Stock based compensation – restricted stock awards	—	—	—	—	1,203	—	—	1,203
Surrender of shares for tax withholding	(33,600)	—	33,600	(233)	—	—	—	(233)
Tax benefit of stock option exercises	—	—	—	—	54	—	—	54

Balance at December 31, 2007	20,325,960	$19	33,600	$(233)	$116,391	$(58,074)	$(51)	$58,052

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Operating activities:
Net income (loss)	$1,504	$3,403	$(5,004)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	2,646	1,831	2,216
Amortization of intangible assets	3,065	1,468	898
Stock based compensation charges	1,814	207	—
Provision for allowances for doubtful accounts	408	267	321
Amortization of discount on notes receivable	(44)	—	—
Loss on disposal of fixed assets	41	10	62
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(5,634)	(3,184)	(1,322)
Prepaid expenses and other assets	(1,440)	18	(153)
Accounts payable	2,185	4,781	2,015
Accrued compensation and benefits	(310)	552	299
Other accrued liabilities	223	637	934
Deferred tax liability	363	43	—
Deferred revenue	47	503	(378)

Net cash provided by (used in) operating activities	4,868	10,536	(112)

Investing activities:
Purchases of property and equipment	(4,671)	(1,660)	(3,245)
Restricted cash, net	157	271	(586)
Acquisition of businesses, net of cash acquired	(9,027)	365	(4,509)
Purchase of notes receivable and warrants	(2,500)	—	—

Net cash used in investing activities	(16,041)	(1,024)	(8,340)

Financing activities:
Proceeds from issuance of common stock from option exercises	1,111	1,016	314
Proceeds from issuance of common stock from ESPP	76	53	46
Proceeds from issuance of common stock from warrant exercises	55	190	—
Proceeds from issuance of common stock and warrants from private placement	—	5,312	2,597
Tax benefit of stock option exercises	54	65
Net proceeds from follow-on offering of common stock	27,203	—	—
Proceeds from notes payable	—	—	6,500
Proceeds under financing arrangements	—	—	334
Repayment of notes payable	(1,501)	(3,500)	(1,083)
Repayment of financing arrangements	—	(301)	(388)
Repayment of capital lease/debt obligations	(2)	(97)	(226)
Tax payments in connection with treasury stock surrendered	(233)	—	—

Net cash provided by financing activities	26,763	2,738	8,094

Effect of exchange rate changes on cash	(179)	—	—

Net increase (decrease) in cash and cash equivalents	15,411	12,250	(358)

Cash and cash equivalents at beginning of year	21,996	9,746	10,104

Cash and cash equivalents at end of year	$37,407	$21,996	$9,746

Supplemental disclosures of cash flow information:
Cash paid for interest	$208	$254	$148

Cash paid for income taxes	$223	$108	$—

Supplemental non-cash investing and financing activities:
Common stock issued in acquisitions	$4,817	$5,337	$2,590

Notes payable issued in acquisitions	$2,000	$—	$—

Insurance premiums financed	$—	$—	$334

See accompanying notes.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

Rainmaker Systems, Inc. (“we,” “our” or the “Company”) is a leading provider of sales and marketing solutions, combining hosted application software and execution services designed to drive more revenue for our clients. Our core services include the following: service contract sales and renewals, software license sales, subscription renewals and warranty extension sales (Contract Sales); lead generation, qualification and management (Lead Development); and hosted application software for training sales (Training Sales).

We operate in one business segment as determined by revenue generated from sales and marketing solutions. We have operations within the United States of America, Canada and the Philippines where we perform services on behalf of our clients to customers who are mostly located in North America. We have contracted with third parties on behalf of our clients to perform marketing services in Europe.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside of the company, and other relevant facts and circumstances. Actual results could differ from those estimates. Accounting policies that include particularly significant estimates are revenue recognition and presentation policies, valuation of accounts receivable, measurement of our deferred tax asset and the corresponding valuation allowance, allocation of purchase price in business combinations, fair value estimates for the expense of employee stock options and the assessment of recoverability and measuring impairment of goodwill, intangible assets, fixed assets and commitments and contingencies.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents generally consist of money market funds and certificates of deposit. The fair market value of cash equivalents represents the quoted market prices at the balance sheet dates and approximates their carrying value.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of our cash and cash equivalents at December 31, 2007 and 2006, respectively (in thousands):

	December 31,
	2007	2006
Cash and cash equivalents:
Cash	$11,536	$1,411
Money market funds	25,871	20,585

Total cash and cash equivalents	$37,407	$21,996

Included in cash and cash equivalents is $500,000 of unrestricted cash which must be maintained on deposit with a lending institution as required under the loan agreement with the lender. (Note 4)

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 31, 2007 and 2006, our allowance for potentially uncollectible accounts was $285,000 and $233,000, respectively.

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

We also evaluate our agreements for multiple element arrangements, taking into consideration the guidance from both EITF 00-21: Revenue Arrangements with Multiple Deliverables, and TPA 5100.39: Software Revenue

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recognition for Multiple-Element Arrangements. Our agreements typically do not contain multiple deliverables. However, in the few instances where our agreements have contained multiple deliverables, they do not have value to our customers on a standalone basis, and therefore the deliverables are considered together as one unit of accounting. Revenue is then recorded using the proportional performance model, where revenue is recognized as performance occurs, based on the relative value of the performance that has occurred at that point in time compared to that of the total contract.

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

Income Taxes

We account for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At December 31, 2007 and 2006, we had gross deferred tax assets of $17.9 million and $18.5 million, respectively. In 2006 and 2007, the deferred tax asset was subject to a 100% valuation allowance and therefore is not recorded on our balance sheet as an asset. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in any entity’s financial statements in accordance with FASB Statement No. 109, Accounting for

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. See Note 7 for additional information.

The Company has adopted the provisions of FIN 48 as of January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment to retained earnings and no change in its liability for unrecognized tax benefits.

Our policy for recording interest and penalties related to uncertain tax positions is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in interest and other income (expense), net, in the statement of operations. There were no amounts accrued for interest and penalties related to uncertain tax positions as of December 31, 2007.

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

The Company adopted SFAS 123(R) using the modified-prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified-prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations, other than option grants to employees and directors below the fair market value of the underlying stock at the date of grant. See Note 8 for further discussion of this statement and its effects on the financial statements presented herein.

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

We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In 2007, two clients accounted for more than 10% of our net revenue and collectively represented 43% of our net revenue with the largest client representing 29%. In 2006, these same two clients accounted for 48% of our net revenue with the largest representing 38% of our net revenue. In 2005, these clients accounted for 47% of net revenue with the largest individual client, Dell, accounting for 36% of our net revenue.

In February 2008, we received written notification from Dell, our largest customer, that they will be terminating our service agreement. Under Dell’s intended transition plan set forth in the notice, Dell intends to move approximately half of the services presently being provided by us under the agreement internally effective immediately and the remainder over the next three months, at the conclusion of which the Company would no longer be performing any services for Dell.

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

Segment Reporting

We report segment results in accordance with SFAS No. 131, Segment Reporting (SFAS 131). The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by detailed information listing revenues by customer, for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has concluded that we have one reportable segment. We have call centers within the United States of America, Canada and the Philippines where we perform services on behalf of our clients to customers who are almost entirely located in North America.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a breakdown of net revenue by product line for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Years Ended December 31,
	2007	2006	2005
Contract sales	$34,564	$28,857	$19,194
Lead development	34,962	18,818	12,920
Training sales	3,989	1,246	—

Total	$73,515	$48,921	$32,114

Foreign revenues are attributed to the country of the business entity that executed the contract. The Company utilizes our call centers in the United States, Canada and the Philippines to fulfill these contracts. Property and equipment information is based on the physical location of the assets and goodwill and intangible information is based on the country of the business entity to which these are allocated. The following is a geographic breakdown of net revenue and net long-lived assets, net as of December 31, 2007, and for the year then ended (in thousands):

	Net Revenue	Property & Equip., Net	Goodwill	Intangible Assets, Net
United States	$69,069	$5,893	$7,734	$4,264
Cayman Islands	3,451	—	—	2,785
Philippines	995	3,343	5,633	—
Canada	—	211	1,172	—

Total	$73,515	$9,447	$14,539	$7,049

We did not have any foreign revenue or assets in fiscal years prior to 2007.

Foreign Currency Translation

During January 2007, we established a Canadian foreign subsidiary and subsequently purchased the Canadian based assets of CAS Systems. Additionally, in July 2007, we purchased Qinteraction Limited and its Philippine-based subsidiary. The functional currency of our Canadian and Philippine subsidiaries was determined to be their respective local currencies (Canadian Dollar and Philippine Peso), in accordance with FAS 52, Foreign Currency Translation. Foreign currency assets and liabilities are translated at the current exchange rate at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the year. The related unrealized gains and losses from foreign currency translation are recorded in Accumulated other comprehensive income (loss) as a separate component of stockholders’ equity in the consolidated balance sheet and consolidated statement of stockholders’ equity and comprehensive income (loss). Net gains and losses resulting from foreign exchange transactions are included in Interest and other income (expense), net in the consolidated statement of operations.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for us for financial instruments beginning in January 2008 and non-financial instruments beginning in January 2009. We are required to adopt SFAS 157 in the first quarter of 2008. We are currently evaluating the impact of adopting SFAS 157 on our Consolidated Financial Statements.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2007, the FASB issued SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 gives entities the option to measure eligible financial assets and liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in the fair value must be recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We are required to adopt SFAS 159 in the first quarter of 2008. We are currently evaluating the impact of adopting SFAS 159 on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are required to adopt SFAS 141R in the first quarter of 2009. We are currently evaluating the impact of adopting SFAS 141R on our Consolidated Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as equity in our Consolidated Financial Statements. Among other requirements, this statement requires that the consolidated net income attributable the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 is effective for the first fiscal period beginning on or after December 15, 2008. We are required to adopt SFAS 160 in the first quarter of 2009. We are currently evaluating the impact of adopting SFAS 160 on our Consolidated Financial Statements.

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

The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Years Ended December 31,
	2007	2006	2005
Net income(loss)	$1,504	$3,403	$(5,004)
Weighted-average common shares of common stock outstanding – basic	17,569	13,662	10,464
Plus: Outstanding dilutive options, warrants and unvested restricted stock awards outstanding	2,675	2,143	—
Less: weighted-average shares subject to repurchase	(1,362)	(1,237)	—

Weighted-average shares used to compute diluted net loss per share	18,882	14,568	10,464

Basic net income (loss) per share	$0.09	$0.25	$(0.48)

Diluted net income (loss) per share	$0.08	$0.23	$(0.48)

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007 and 2006, the Company excluded certain options and warrants from the calculation of basic and diluted earnings per share because these securities were antidilutive. In 2007, the Company excluded approximately 368,000 options and warrants, and in 2006, approximately 735,000 options and warrants were excluded. For the year ended December 31, 2005, the Company excluded all 2,226,472 outstanding warrants and stock options from the calculation of basic and diluted net loss per share because these securities were antidilutive.

3. Balance Sheet Components (in thousands)

		December 31,
		2007	2006
Prepaid expenses and other current assets:
Prepaid insurance		$338	$388
Prepaid support and maintenance contracts		496	176
Deferred commission expense		684	138
Note receivable, net of discount (1)		1,150	—
Other prepaid expenses and other current assets		954	470

		$3,622	$1,172

Property and equipment:
	Estimated Useful Life
Computer equipment	3 years	$6,223	$7,607
Capitalized software and development	2-5 years	12,685	11,353
Furniture and fixtures	5 years	1,833	331
Leasehold improvements	Lease term	1,085	180

		21,826	19,471
Accumulated depreciation and amortization		(12,988)	(15,178)
Construction in process (2)		609	—

Property and equipment, net		$9,447	$4,293

(1)	During 2007, we entered into an OEM licensing agreement and provided growth capital financing to Market2Lead, Inc. The financing was structured as a $1.5 million convertible note receivable and a $1.5 million term note receivable. The notes bear interest at the rate of 5% per annum and have a three-year maturity. Principal and accrued interest is due at maturity. The outstanding principal and accrued interest of the convertible note will automatically convert to equity securities of Market2Lead on October 1, 2008, subject to certain conditions. The notes are secured by substantially all of the assets of Market2Lead. The convertible note is included in prepaid expenses and other current assets and the term note is included in other noncurrent assets. In connection with the financing provided, we also received a warrant to purchase up to 411,101 shares of common stock of Market2Lead at $1.52 per share. The warrant was valued using the Black-Scholes pricing model with an expected term of 5 years, a volatility rate of 58.6%, a risk –free interest rate of 4.2% and an expected dividend rate of 0%. The warrant value of $338,000 is included in other noncurrent assets and the principal amount of each notes receivable has been discounted equally by the value of this warrant. The note receivable discount will be amortized to interest and other income on our statement of operations over the expected maturity term of the notes.
(2)

Construction in process at December 31, 2007, consists primarily of costs incurred to develop internal use software for a proprietary web-based solution that provides integrated campaign management, monitoring and recording capabilities, lead and distribution management, and robust reporting capabilities. At this time,

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

we estimate costs to complete this project will be in the range of $500,000 to $1 million, subject to potential future revisions.

	Estimated Useful Life	December 31,
		2007	2006
Intangible assets:
Developed technology (2)	3-5 years	$1,980	$1,880
Customer relations (3)	2-5 years	8,270	3,860
Database	5 years	1,100	1,100
Trade name	10 years	1,100	1,100

		12,450	7,940
Accumulated amortization		(5,401)	(2,336)

Intangibles and indefinite life intangibles, net		$7,049	$5,604

(2)	During 2007 we acquired $100,000 in developed technology intangible assets with the acquisition of CAS Systems.
(3)	During 2007 we acquired $1,100,000 in customer relations intangible assets with the acquisition of CAS Systems and $3,310,000 with the acquisition of Qinteraction Limited.

Future amortization of intangible assets at December 31, 2007 is as follows:

Intangible Amortization
2008	$3,204
2009	2,152
2010	997
2011	445
2012	133
Thereafter	118

Total future amortization	$7,049

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

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the activity in our accounting for goodwill for the years ended December 31, 2006 and 2007:

	Sunset Direct		Launch Project	Business Telemetry	ViewCentral	CAS Systems	Qinteraction	Total
Balance at December 31, 2005	$3,663		$258	$—	$—	$—	$—	$3,921
Acquisition of:
Business Telemetry	—		—	656	—	—	—	656
ViewCentral	—		—	—	2,869	—	—	2,869
Infinite to finite classification of tradename	(440	)*	—	—	—	—	—	(440)

Balance at December 31, 2006	3,223		258	656	2,869	—	—	7,006
Purchase price adjustments	—		—	2	(20)	—	—	(18)
Acquisition of:
CAS Systems	—		—	—	—	1,710	—	1,710
Qinteraction	—		—	—	—	—	5,751	5,751
Foreign currency adjustments	—		—	—	—	208	(118)	90

Balance at December 31, 2007	$3,223		$258	$658	$2,849	$1,918	$5,633	$14,539

*	See Note 5 with respect to Sunset Direct acquisition.

4. Capital Leases, Financing Agreements, Financing Obligations and Guarantees

Capital Leases

All of the Company’s capital lease obligations expired during 2007. As of December 31, 2006, property and equipment included amounts held under capital leases of approximately $24,000 and related accumulated depreciation of approximately $22,000.

Financing Agreements

Notes payable consists of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006
February 2005 Term Loan	$166	$1,167
June 2005 Term Loan	250	750
Notes Payable – CAS Systems	2,000	—

Total Notes Payable	2,416	1,917
Less: Current Portion	(1,083)	(1,500)

Total Notes Payable, less current portion	$1,333	$417

In February 2005, concurrent with the closing of the Sunset Direct merger transaction described in Note 5, we entered into a Business Loan Agreement and Commercial Security Agreement with Bridge Bank, N.A. (the Lender) pursuant to which we obtained a $3.0 million term loan (the Term Loan) that was utilized to retire certain indebtedness and certain other liabilities of Sunset Direct. The Term Loan is to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime per annum (7.25% at December 31, 2007) and matures in February 2008.

In June 2005, we entered into a Business Loan Agreement with the Lender pursuant to which we obtained a $1.5 million term loan (the “June 2005 Term Loan”) that was utilized to fund the purchase and implementation

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of our new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime per annum and matures in June 2008.

In December 2005, our Business Loan Agreement and a Commercial Security Agreement (the Revolving Credit Facility) was increased to $4.0 million from the then existing $2.0 million. In addition, on July 6, 2007 the maturity date was extended to October 2007 from December 2006. The Company is currently in discussions with the bank to extend the maturity date. We had originally entered into this Revolving Credit Facility with our lender in April 2004. A component of the Revolving Credit Facility is a $1.0 million Letter of Credit facility. The Revolving Credit Facility is subject to certain financial covenants, which include maintaining minimum net income, a minimum debt service coverage ratio, minimum working capital ratio and minimum tangible net worth and bears interest at the Prime Rate published in the Wall Street Journal but not less than 4.0%. Borrowings and letter of credit issuances are subject to borrowing base calculations and other limitations. The Term Loan, June 2005 Term Loan and the Revolving Credit Facility are secured by substantially all of our consolidated assets, including intellectual property. We must comply with certain financial covenants, including maintaining a minimum quick ratio and maintaining unrestricted cash with Bridge Bank, reducing from time to time to the outstanding amount of Rainmaker’s Term Loan and June 2005 Term Loan referenced above rounded upwards to the nearest $250,000 increment ($500,000 at December 31, 2007). Prior to the July 6, 2006 amendment, we were required to maintain minimum unrestricted cash of $3.0 million. The Term Loan, June 2005 Term Loan and the Revolving Credit Facility also contain customary covenants that will, subject to limited exceptions, limit the Company’s ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Revolving Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Term Loan, June 2005 Term Loan and Revolving Credit Facility. As of December 31, 2007, no amounts were outstanding under the Revolving Credit Facility. Interest on the Revolving Line of Credit is a variable rate of prime per annum (7.25% at December 31, 2007). In addition, one letter of credit in the aggregate face amount of $100,000 was outstanding under the Revolving Credit Facility (as described below).

In January 2007, we acquired the assets of CAS Systems. In connection with our acquisition, Rainmaker issued notes payable in the amounts of $1.4 million and $600,000, respectively. The two notes are payable in three consecutive annual installments of approximately $467,000 and $200,000, respectively, each, commencing on January 25, 2008, with subsequent installments payable on the anniversary date in 2009 and 2010. The notes bear interest at a fixed rate of 5.36% per annum which is payable for the outstanding principal at the end of each calendar quarter.

In July 2005, we issued an Irrevocable Standby Letter of Credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued Irrevocable Standby Letters of Credit to two of our clients. The letters of credit were issued in the amount of $325,000 as a guarantee for service contracts sold by us on behalf of our clients and expired in September 2007. The letters of credit were issued under the Revolving Credit Facility described above. As of December 31, 2007, no amounts have been drawn against the letters of credit.

Future debt maturities at December 31, 2007 are as follows (in thousands):

Fiscal year ending December 31, 2008	$1,083
Fiscal year ending December 31, 2009	667
Fiscal year ending December 31, 2010	666

Total	$2,416

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Guarantees

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of December 31, 2007 and 2006.

Restricted Cash

Restricted cash is comprised of cash receipts inadvertently remitted to the Company for goods and services sold by our clients.

5. Acquisitions

Qinteraction Limited

On July 19, 2007, we entered into and closed a Stock Purchase Agreement (the “Purchase Agreement”) with the shareholders of Qinteraction Limited (“Qinteraction”), a Cayman Islands company, and James F. Bere, Jr. as representative of the shareholders. Qinteraction operates an offshore call center located in Manila, Philippines that provides a variety of business solutions including inbound sales and order-taking, inbound customer care, outbound telemarketing and lead generation, logistics support, and back-office processing. Additionally, Qinteraction is an established provider of innovative and cost-effective business solutions that help businesses significantly grow their revenue and has clients that range from start-up companies to Fortune 500 companies in logistics, telecommunications, technology and manufacturing. The nature of the services that Qinteraction offers is highly complimentary to our existing lead development and contract sales product offerings and the class and type of customer is similar to that of our existing clients. This acquisition provides the Company entry into an important geographic area and the opportunity to leverage a lower cost structure to further expand our business internationally. The results of Qinteraction’s operations have been included in our consolidated financial statements since the acquisition date. Under the terms of the Purchase Agreement, in exchange for all the outstanding shares of Qinteraction, Rainmaker paid at closing a total of $11.8 million, consisting of $7.0 million in cash and $4.8 million in Rainmaker common stock representing 559,284 shares based on the average closing stock price for the 5 days surrounding the announcement of the closing. The agreement also provides for a potential additional payment at the end of twelve months, based on the achievement of certain financial milestones for the 12 month period ending June 30, 2008, ranging from no additional payment up to a maximum of $4.5 million in cash and $3.5 million in Rainmaker common stock, subject to potential offset and post-closing conditions.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our acquisition of Qinteraction has been accounted for as a business combination. Assets acquired and liabilities assumed from Qinteraction were recorded at their estimated fair values as of July 19, 2007. The total purchase price was approximately $12.5 million as follows:

Issuance of 559,284 shares of Rainmaker common stock	$4,817
Cash payment for acquisition of Qinteraction	7,000
Acquisition related transaction costs	726

Total purchase price	$12,543

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

Cash	$203
Identified tangible assets	4,414
Customer relationships	3,310
Goodwill	5,751
Liabilities assumed	(1,135)

Total purchase price allocation	$12,543

The purchase price is still preliminary as we have not yet settled all of the acquisition related transaction costs related to the Qinteraction purchase. Additionally, there is a potential additional payment of up to $4.5 million in cash and $3.5 million in common stock based on the achievement of certain financial milestones that could increase the purchase price. Amortization of the customer relationships intangible asset is calculated using an accelerated method that is based on the estimated future cash flows for the relationships. The estimated useful life of the customer relationships acquired is five years. We estimated the cash flows associated with the excess earnings the customers would generate and allocated the present value of those earnings to the asset. We used a discount rate of 22.0%.

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

CAS Systems Asset Purchase

On January 25, 2007, we and our wholly-owned subsidiary, Rainmaker Systems (Canada) Inc., a Canadian federal corporation, simultaneously entered into and closed two Asset Purchase Agreements (the Purchase Agreements) with CAS Systems, Inc., a California corporation, 3079028 Nova Scotia Company, its wholly-

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

owned Canadian subsidiary (collectively “CAS”) and Barry Hanson, as representative of the shareholders of CAS. The results of CAS’s operations have been included in our consolidated financial statements since that date. CAS increases the scale of our growing lead development operations by adding management strength, multiple locations, and an established international presence in Canada. Under the terms of the Purchase Agreements, in exchange for substantially all of the assets of CAS and its Canadian subsidiary, Rainmaker paid a total of $2 million at closing, and will pay an additional $2 million over three years plus interest at a fixed rate of 5.36% per annum. The Purchase Agreements also provide for a potential additional payment of $1 million contingent on attaining certain performance metrics at the end of the 12 months following the acquisition, subject to adjustment. The performance metrics were achieved, therefore the payment of $1 million was made by the Company in January 2008 and will be considered additional purchase price and an addition to goodwill in the first fiscal quarter of 2008.

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

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our acquisition of ViewCentral has been accounted for as a business combination. Assets acquired and deferred revenue assumed from ViewCentral were recorded at their estimated fair values as of September 15, 2006. The total purchase price was $4.6 million as follows:

(in thousands)
Issuance of 754,968 shares of Rainmaker Common Stock	$4,439
Acquisition related transaction costs	180

Total purchase price	$4,619

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

(in thousands)
Cash	$634
Identified tangible assets	366
Developed technology	920
Customer relationships	2,190
Goodwill	2,849
Deferred revenue assumed (1)	(2,340)

Total purchase price allocation	$4,619

(1)	In accordance with EITF 01-03, Accounting in a Business Combination of Deferred Revenue of an Acquiree we have reduced the carrying value of the deferred revenue by 11.4%, which represents our best estimate of the reduction from carrying to fair value for the legal performance obligation assumed from ViewCentral.

Amortization of the intangible assets is calculated using an accelerated method for customer relationships that is based on the estimated future cash flows for the relationship, and the straight-line method for the developed technology. The estimated useful life of the amortizable intangible assets acquired is five years for

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customer relationships and three years for the developed technology. For developed technology and customer relations, we estimated the cash flows associated with the excess earnings the technology and contacts would generate and allocated the present value of those earnings to the asset. We used a discount rate of 16%.

On November 13, 2006, Rainmaker filed a registration statement with the Securities and Exchange Commission with respect to the shares issued to ViewCentral’s shareholders that became effective December 8, 2006. Such shares were initially subject to a contractual prohibition of sale. As of December 31, 2007, all contractual prohibitions of sale have expired.

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

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rainmaker filed a registration statement with the Securities and Exchange Commission on June 23, 2006 that became effective July 28, 2006 with respect to the shares that were issued to Metrics. Such shares were initially subject to a contractual prohibition of sale. As of December 31, 2007, all contractual prohibitions of sale have expired.

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

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the year ended December 31, 2006, the Company determined that due to certain marketing and branding initiatives, the “Sunset Direct” trade name was now estimated to have a 10 year life as opposed to an indefinite life as originally determined at the acquisition date. In accordance with SFAS 142 (Goodwill and Other Intangible Assets), a valuation to test for impairment was performed. No impairment was noted and the Sunset

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Direct trade name is being amortized over 10 years using an accelerated amortization method. During the years ended December 31, 2007 and 2006, we recorded $192,000 and $158,000, respectively, in amortization related to the trade name.

On June 30, 2005, the Company filed a registration statement with the Securities and Exchange Commission with respect to the shares were issued to Sunset Direct’s shareholders that was declared effective July 19, 2005. Pursuant to that registration statement all shares are available for public sale.

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the purchase of all of the outstanding stock from Qinteraction Limited and the purchase of assets from CAS Sytems and ViewCentral occurred at the beginning of the year ended December 31, 2006 and assumes the amortization of intangible assets, the effect of compensation expense for the restricted stock awards, the reduction of revenue for the estimated fair value of the legal performance obligation in accordance with the guidance of EITF 01-03, and the tax effect of the aforementioned adjustments (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006
	(Unaudited)
Net revenue	$78,681	$66,566

Net income	$803	$1,315

Pro forma – basic net income per share	$0.04	$0.09

Pro forma – diluted net income per share	$0.04	$0.08

Pro forma weighted average shares outstanding – basic	17,885	14,753

Pro forma weighted average shares outstanding – diluted	19,245	15,774

The unaudited pro forma information presented above excludes the effects of the Metrics acquisitions since the effect of this acquisition on the results of operations was deemed insignificant. Additionally, Sunset Direct and Launch Project were included in the Company’s operations for both periods presented and thus no effects from these acquisitions are included in the unaudited pro forma information presented above.

6. Commitments

As of December 31, 2007, our off-balance sheet arrangements include operating leases for our facilities that expire at various dates through 2014, including an additional facility operating lease commitment assumed in connection with the Company’s acquisition of Sunset Direct in February 2005, the lease for the Company’s corporate headquarters in Campbell, California, and leases assumed in connection with the acquisitions of CAS Systems and Qinteraction Limited during 2007. All of these leases are described in detail below. These arrangements allow us to obtain the use of the facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up front cash flow related to purchasing the assets.

On November 13, 2006, the Company executed an amendment to the operating lease for its corporate headquarters in Campbell, California. Under the lease and its amendment, we have a total of 23,149 square feet of usable office space. The lease term originally began on November 1, 2005 and will now end on January 31, 2010. Beginning January 1, 2008 and through the expiration of the lease term, annual base rent will escalate from

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $418,000 in 2008 to $440,000 in 2009, the final full year of the lease. In addition, the Company must pay its proportionate share of operating costs and taxes. In connection with the execution of the lease, the Company has issued a Letter of Credit to the Landlord in the amount of $100,000 as a security deposit.

In Austin, Texas we have rented a total of 59,466 square feet of office space under a lease and its amendments that expire in June of 2009. In August 2005, we renewed the existing lease for 46,366 square feet of space and then in March 2006 we further amended the lease for an additional 7,623 square feet of space. On April 16, 2007, we entered into a sublease agreement in the same building as our lease in Austin for an additional 5,477 feet that expires on July 31, 2008. The rent on the sublease space is fixed at $2,700 per month. Under the lease and its amendments, our annual base rent will escalate to approximately $453,000 in 2008, the final full year of the lease that ends in June 2009. In both the California and the Texas facilities, we pay rent and maintenance on some of the common areas in each of our leased facilities.

As a result of our acquisition of CAS Systems in January 2007, we now have facilities near Montreal, Canada, where we have approximately 18,426 square feet of space covered by leases that expire on December 31, 2007, and in Oakland, California where we have approximately 10,039 square feet of space covered by a lease that expires on May 19, 2011. We have renewed the Canada lease as of January 1, 2008 for a 2-year term with options for subsequent continuance. The provisions of the lease renewal in Canada specify that either party can terminate the lease for any reason by giving the other party at least 120 days prior written notice. Based on the exchange rate as of December 31, 2007, our annual base rent will escalate from approximately $319,000 in 2008 to $329,000 in 2009. For the future minimum lease payment table below, we have only included 4 months of lease payments for this lease which represents the non-cancelable portion.

With our acquisition of Qinteraction, we assumed existing lease obligations at their Manila, Philippines offices. We have assumed 2 office space leases and a parking lease. We occupy approximately 40,280 square feet on 3 floors in the BPI building in Manila. Our current lease for this space terminates on March 31, 2008, and we have signed a new lease that commences on April 1, 2008, has a 5 year term and terminates on March 31, 2014. Based on the exchange rate as of December 31, 2007, our annual base rent will escalate from approximately $518,000 in 2008 to $780,000 in 2013, the final full year of the lease that ends in March 2014. We occupy approximately 15,460 square feet in the Pacific Star building in Manila. This lease commenced on October 1, 2007, has a 5 year term and terminates on September 30, 2012. Based on the exchange rate as of December 31, 2007, our annual base rent will escalate from approximately $252,000 in 2008 to $281,000 in 2011, the final full year of the lease that expires in September 2012. Our parking lease began in March 2006, has a 5 year term and terminates in February 2011. Based on the exchange rate as of December 31, 2007, our annual base rent on this lease is approximately $15,000.

Future minimum payments under our non-cancelable operating leases at December 31, 2007 are as follows (in thousands):

2008	$1,995
2009	1,781
2010	1,190
2011	1,056
2012	941
Thereafter	979

Total minimum payments	$7,942

Rent expense under operating lease agreements during the years ended December 31, 2007, 2006 and 2005 was $2,142,000, $869,000 and $771,000, respectively.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Income Taxes

The components of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
United States	$1,834	$3,701	$(5,004)
Foreign	228	—	—
	—	—	—

	$2,062	$3,701	$(5,004)

Income tax expense for the years ended December 31, 2007, 2006 and 2005 consists of the following (in thousands):

	2007	2006	2005
Current:
Federal	$106	$110	$—
State	235	145	—
Foreign	93	—	—

	434	255	—

Deferred
Federal	98	40	—
State	7	3	—
Foreign	19	—	—

	124	43	—

Total income tax expense	$558	$298	$—

A reconciliation between the provision for (benefit of) income taxes computed by applying the U.S. federal tax rate to income (loss) before income taxes and the actual provision for income taxes for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	2007	2006	2005
Tax expense (benefit) computed at federal statutory rate	$701	$1,258	$(1,701)
Effect of state income taxes	160	148	—
Differences between statutory rate and foreign effective tax rate	34	—	—
Change in valuation allowance	(590)	(1,214)	1,685
Stock based compensation	218	71	—
Other	35	35	16

Total income tax expense	$558	$298	$—

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the value of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets as of December 31, 2007 and 2006 are as follows (in thousands):

	Years Ended December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$15,869	$17,602
Depreciation and amortization	1,116	355
Accrued reserves and other	903	499

Total deferred tax assets	17,888	18,456
Valuation allowance	(17,884)	(18,456)

Net deferred tax assets	4	—

Deferred tax liabilities
Acquired goodwill	(171)	(43)

Net deferred tax liability	(167)	(43)

Total net deferred tax liability	$(167)	$(43)

Realization of deferred tax assets is dependent upon future taxable earnings, the timing and amount of which are uncertain. Due to operating losses in previous years, management believes that it is not more likely than not that the deferred tax assets will be realizable in future periods. The valuation allowance for deferred tax assets decreased approximately $0.6 million and $1.1 million during the years ended December 31, 2007 and 2006, respectively. The reduction in valuation allowance is due to current utilization of our net operating losses. Included in the December 31, 2007 valuation allowance is approximately $490,000 related to stock options which will be recorded to stockholders’ equity when realized for tax purposes.

As of December 31, 2007, we had net operating loss carryforwards for federal and state of California tax purposes of $45 million and $30 million respectively. The net operating loss carryforwards will expire at various dates beginning in 2020 and 2012, respectively, for federal and California, if not utilized.

We performed an analysis of prior ownership changes which would result in a limitation on the availability of our net operating losses. This analysis indicated that the company twice had ownership changes as defined under IRC section 382 which limit the utilization of our net operating losses. The amount of net operating losses available for utilization will be approximately $41 million in 2008. All historic losses incurred will be available as of 2010. In the event that the company has another ownership change as defined under IRC section 382, the utilization of these losses could be further limited.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in any entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company has adopted the provisions of FIN 48 as of January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment to retained earnings and no change in its liability for unrecognized tax benefits.

Our policy for recording interest and penalties related to uncertain tax positions is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in interest and other income (expense), net, in the statement of operations. There were no amounts accrued for interest and penalties related to uncertain tax positions as of December 31, 2007.

The Company does not anticipate any significant changes within twelve months of this reporting date of its unrecognized tax benefits.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s tax years starting from 1999 to 2007 remain open in various tax jurisdictions.

8. Stockholders’ Equity

Reverse Stock Split

On December 15, 2005, the Company held a Special Meeting of Stockholders. At the meeting, the Stockholders approved the amendment the Company’s Certificate of Incorporation to effect a reverse split of the outstanding shares of the Company’s common stock by a ratio of between one-for-three to one-for-ten, inclusive, without further approval or authorization of the Company’s stockholders. On December 15, 2005, the Company’s Board of Directors authorized an amendment of the Company’s Certificate of Incorporation to effect a one-for-five reverse split of the outstanding shares of the Company’s Common Stock, which decreased the Company’s total number of outstanding shares from approximately 56.5 million to approximately 11.3 million, subject to adjustment for fractional shares. Stockholders’ equity has been restated to give retroactive recognition to the reverse stock split in 2005 by combining the par value previously attributable to the common stock and then reclassifying the excess common stock par value resulting from the reverse split to additional paid-in capital. In addition, all references in the financial statements and notes to numbers of shares and per share amounts have been restated to reflect the reclassification and the reverse stock split.

Preferred Stock

We have 5,000,000 shares of preferred stock authorized. The board of directors has the authority to issue the preferred stock and to fix or alter the rights, privileges, preferences and restrictions related to the preferred stock, and the number of shares constituting any such series or designation. No shares of preferred stock were outstanding at December 31, 2007 and 2006.

Common Stock and Warrants

On May 18, 2006 we amended our certificate of incorporation with the State of Delaware whereby, among other things, our authorized number of common shares was reduced from 80,000,000 to 50,000,000. Over the three years in the period ended December 31, 2007, we had several significant transactions that involved the issuance of our common stock and warrants to buy our common stock.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 7, 2006, the Company entered into two Securities Purchase Agreements with certain new and existing investors. Pursuant to the Securities Purchase Agreements, the Company issued a total of 2,000,000 shares of the Company’s common stock at a price of $3.00 per share for gross proceeds of $6.0 million and issued warrants to the investors to purchase an additional 799,999 shares of common stock of the Company at an exercise price of $4.28 per share. The warrants have a 5-year term and were exercisable beginning August 7, 2006. Net proceeds from the issuance were $5.3 million after payment of fees and costs. The securities issued pursuant to the Securities Purchase Agreements were not registered under the Securities Act of 1933, as amended (the Securities Act), or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated there under and in reliance on similar exemptions under applicable state laws. Under the Securities Purchase Agreements, the Company also granted certain registration rights to each of the investors pursuant to which the Company filed a registration statement on Form S-3 that became effective on March 21, 2006, with respect to the common stock issued under the Securities Purchase Agreements and the common stock issuable upon conversion of the related warrants. At December 31, 2007, all of the warrants were still outstanding.

On June 15, 2005, we entered into a Purchase Agreement with certain investors. Pursuant to the Purchase Agreement, we agreed to issue 1,340,444 shares of our common stock for gross proceeds of approximately $2.7 million to a group of investors that included members of our management and our board of directors. The sale to investors who were not members of management or the board of directors consisted of 1,280,000 shares of our common stock at a price of $2.00 per share, for gross proceeds of $2,560,000, and the sale to investors who were members of management or the board of directors consisted of 60,444 shares of our common stock at the market price of $2.25 per share, for gross proceeds of $136,000. In addition, we issued warrants to the investors to purchase a total of 201,066 shares of our common stock at an exercise price of $2.40 per share of which 98,817 were outstanding at December 31, 2007. Stock offering costs of $103,000 have been reflected as a reduction of the gross proceeds received.

In February 2004, we completed a private placement of common stock and common stock purchase warrants with certain institutional investors that resulted in net proceeds to the company of approximately $6.3 million. The Company sold an aggregate of approximately 933,000 shares of common stock at $7.50 per share. The investors also received warrants to purchase an aggregate of 186,668 shares of our common stock at an exercise price of $9.375 per share. In connection with the private placement, our investment banker also received a warrant to purchase 7,467 shares of our common stock at an exercise price of $9.375 per share. The common stock and shares of common stock underlying the warrants issued in the private placement were subsequently registered on a commercially best efforts basis in March 2004. The warrants expire in February 2009 and the Company has reserved 194,135 shares of common stock for the exercise of the warrants. At December 31, 2007, all of the warrants were still outstanding.

For each of the aforementioned private placements of common stock, we are required by the terms of the respective Purchase Agreements to register the shares with the Securities Exchange Commission and maintain

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the effectiveness of the registration for periods of up to 2 years. In the event that we do not meet these obligations, we are potentially liable to the investors to pay penalties that range between 15% and 36% of the gross proceeds of the transaction. In each of these transactions, we compared the potential impact of the penalty to the fair value of the unregistered shares and determined that the penalties were not excessive and therefore recorded each as equity in accordance with EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, and EITF No. 00-19-2, Accounting for Registration Payment Arrangements. To date we have met these obligations and no penalties have been incurred.

As described in Note 5, we have issued common stock as consideration given in five acquisitions of businesses during the three year period ended December 31, 2007. The following table summarizes the common stock issued in each of those transactions:

	($ in thousands, except per share amounts)
Acquisition	Transaction Date	# of Common Shares Issued	Market Price Used per Share	Value of Shares Issued	Registration Effective Date
Qinteraction Ltd.	July 19, 2007	559,284	$8.61	$4,817	November 7, 2007
ViewCentral	September 15, 2006	754,968	$5.88	$4,439	December 8, 2006
Business Telemetry	May 12, 2006	158,480	$5.67	$898	July 28, 2006
Launch Project	July 1, 2005	140,000	$2.75	$385	August 12, 2005
Sunset Direct	February 8, 2005	664,080	$3.32	$2,205	July 19, 2005

For each of these transactions, the shares were subject to customary contractual prohibitions of sale. At December 31, 2007, the contractual prohibition of sale was in place for all of the Qinteraction shares. At December 31, 2007, all of the shares issued for ViewCentral, Business Telemetry, Launch Project and Sunset Direct were available for sale.

Stock Repurchases

At December 31, 2007, there were no shares of common stock subject to repurchase outstanding.

Treasury Stock

During the 2007 fiscal year, the Company had restricted stock awards that vested. The Company is required to withhold income taxes at statutory rates based on the closing market value of the vested shares on the date of vesting. The Company offers the ability to have vested shares withheld by the Company in an amount equal to the amount of taxes to be withheld. Based on this, the Company purchased 33,600 shares during the year with a cost of approximately $233,000 from employees and directors to cover federal and state taxes due.

Stock Option Plans

In 2003, the board of directors adopted and the shareholders approved the 2003 Stock Incentive Plan (the 2003 Plan). The 2003 Plan provides for the issuance of incentive stock options or nonqualified stock options to employees, consultants and non-employee members of the board of directors, and issuance of shares of common stock for purchase or as a bonus for services rendered (restricted stock awards). Options granted under the 2003 Plan are priced at not less than 100% of the fair value of the common stock on the date of grant and have a maximum term of ten years from the date of grant. In the case of incentive stock options granted to employees who own 10% or more of our outstanding common stock, the exercise price may not be less than 110% of the fair value of the common stock on the date of grant and such options will have a maximum term of five years from the date of grant. Options granted to employees and consultants become exercisable and vest in one or more

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

installments over varying periods ranging up to five years as specified by the board of directors. Unexercised options expire upon, or within, six months of termination of employment, depending on the circumstances surrounding termination. Restricted stock awards granted to employees, consultants and non-employee directors typically vest over a one to four year period from the date of grant. Vesting of these awards is contingent upon continued service and any unvested awards are forfeited immediately upon termination of service.

The 2003 Plan also provides for a fixed issuance amount to non-employee members of the board of directors at prices not less than 100% of the fair value of the common stock on the date of grant and a maximum term of ten years from the date of grant. Generally, options granted to non-employee members of the board of directors are immediately exercisable and vest in two or more installments over periods ranging from twelve to twenty-four months from the date of grant. Unvested options expire twelve months from the termination date of service as a non-employee member of the board of directors.

The number of shares authorized for grant under the 2003 Plan automatically increases annually on the first trading date of January by an amount equal to the lesser of 4% of our outstanding common stock at December 31 or 600,000 shares. The Company may seek shareholder approval to increase the shares available to grant to employees based on the significant growth of the Company.

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

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions, including expected time to exercise, future stock price volatility, risk-free interest rates, dividend rates and estimated forfeiture rates which greatly affect the calculated values. These factors could change in the future, which would affect the stock-based compensation expense in future periods.

The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. In 2006, we calculated the estimated compensation expense separately for Employee Stock Options (Options) and Employee Stock Purchase Plan (Purchase Plan). During the year ended December 31, 2006, the Purchase Plan was revised to reduce the discount available for participants from 15% to 5%. Under the provisions of SFAS 123(R), shares purchased under the Purchase Plan are no longer compensatory.

We expense stock-based compensation to the same operating expense categories that the respective award grantee’s salary expense is reported. The table below reflects stock based compensation expense under SFAS 123(R) for the years ended December 31, 2007 and 2006 as follows (in thousands):

	Year ended December 31,
	2007	2006
Stock based compensation expense included:
Cost of services	$395	$45
Sales and marketing	331	61
Technology	214	23
General and administrative	874	78

	$1,814	$207

At December 31, 2007, approximately $9.2 million of stock-based compensation relating to unvested awards had not been amortized and will be expensed in future periods through 2011. Under current grants unvested and outstanding, approximately $2.9 million will be expensed in 2008 as stock-based compensation.

The table below reflects net income and basic and diluted net income per share as if the fair value recognition provisions of SFAS 123 had been applied for the year ended December 31, 2005 as follows (in thousands except per share amounts):

Pro Forma Results under SFAS 123 for the Year Ended Dec. 31, 2005
Net loss as reported for the comparative period	$(5,004)
Stock-based employee compensation expense	(4,124)

Pro forma net loss including effect of stock based compensation	$(9,128)

Basic and diluted loss reported for the comparative period	$(0.48)

Pro forma basic net loss including effect of stock based compensation	$(0.87)

Pro forma diluted net loss including effect of stock based compensation	$(0.87)

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We calculate the value of our stock option awards when they are granted. Accordingly, we review our valuation assumptions for volatility and the risk free interest rate each quarter that option grants are awarded. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants and possible ranges of estimated forfeiture. The table below reflects the weighted average assumptions of stock option awards for each of the years ended December 31, 2007, 2006 and 2005:

	Ranges of Valuation Assumptions Years Ended December 31
	Options			Purchase Plan
	2007	2006	2005	2006	2006	2005
Expected life in years	4.3	4.3	4.0	—	0.5	0.7
Volatility	0.73	0.80	1.09	—	0.92	0.94
Risk-free interest rate	4.7%	4.7%	4.1%	—	3.3%	3.3%
Dividend rate	—	—	—	—	—	—
Forfeiture Rates:
Options	5.9%	6.9%	—	—	—	—
Restricted stock awards:
Four year vesting schedule	5.9%	5.9%	—	—	—	—
One or two year vesting schedule	6.1%	6.1%	—	—	—	—

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

A summary of activity under our Stock Incentive Plans for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Stock Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2005	1,097,948	$4.75
Granted	1,386,900	2.60
Exercised	(258,116)	1.22
Canceled	(395,321)	5.10

Balance at December 31, 2005	1,831,411	4.75
Granted	415,000	6.70
Exercised	(405,285)	2.50
Canceled	(125,640)	9.21

Balance at December 31, 2006	1,715,486	4.20
Granted	203,250	8.56
Exercised	(426,185)	2.61
Canceled	(115,303)	7.73

Balance at December 31, 2007	1,377,248	$5.03

The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $5.11, $4.13 and $2.23, respectively per share.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity with regard to restricted stock awards during the years ended December 31, 2007 and 2006. Restricted stock awards are issued from the 2003 Stock Incentive Plan and any issuances reduce the shares available for grant as indicated in the previous table. Restricted stock awards are valued at the closing market price on the date of the grant.

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2005	—	$—
Granted	368,802	7.16
Vested	—	—
Forfeited	—	—

Balance of nonvested shares at December 31, 2006	368,802	7.16
Granted	920,250	7.11
Vested	(98,736)	6.97
Forfeited	(167,034)	7.54

Balance of nonvested shares at December 31, 2007	1,023,282	$7.08

The total fair value of the unvested restricted stock awards at grant date was $7.2 million as of December 31, 2007.

Total shares available for grant under the 2003 Stock Incentive Plan was 131,981 at December 31, 2007.

The following table summarizes information about stock options outstanding as of December 31, 2007:

	Options Outstanding				Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 12/31/07 of $6.49	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 12/31/07 of $6.49
$ 1.10 - $ 1.35	114,875	2.57	$1.15	$613,444	114,875	$1.15	$613,444
$ 1.36 - $ 2.29	94,403	4.60	$1.59	462,408	94,403	$1.59	462,408
$ 2.30 - $ 2.55	138,045	7.12	$2.51	549,327	138,043	$2.51	549,320
$ 2.56 - $ 2.80	257,195	7.81	$2.57	1,008,337	257,195	$2.57	1,008,337
$ 2.81 - $ 3.90	53,600	7.53	$2.91	192,115	53,600	$2.91	192,115
$ 3.91 - $ 7.70	443,436	8.57	$6.66	173,176	156,849	$6.41	84,864
$ 7.71 - $13.28	272,894	7.38	$9.10	—	169,394	$9.07	—
$13.29 - $20.32	2,800	3.78	$18.45	—	2,800	$18.45	—

$ 1.10 - $20.32	1,377,248	7.22	$5.03	$2,998,807	987,159	$4.09	$2,910,488

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on our closing stock price of $6.49 as of December 31, 2007, which would have been received by the option holders had all option holders exercised their in-the-money options as of that date. The total intrinsic value of the options exercised during 2007 was $2.3 million and the total intrinsic value of the options exercised during 2006 was $1.1 million.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In 1999, our board of directors adopted and our shareholders approved the 1999 Employee Stock Purchase Plan (the Purchase Plan) and further amended the Purchase Plan on December 15, 2005 with regard to the discount price. The Purchase Plan is available for all full-time employees possessing less than 5% of combined voting power on all outstanding classes of stock. The Purchase Plan provides for the issuance of common stock at a purchase price of 95% of the fair value of the common stock at the purchase date. Purchase of shares is made through employee payroll deductions and may not exceed 15% of an employee’s total compensation. Unless terminated earlier at the discretion of our board of directors, the Purchase Plan terminates on the earlier of the last business day in October 2009, the date on which all shares available for issuance have been sold or the date on which all purchase rights are exercised in connection with a change in control. The number of shares available for future issuance under the Purchase Plan automatically increases annually on the first trading day of January by an amount equal to the lesser of 1% of our outstanding common stock at the end of the calendar year, or 80,000 shares. Prior to the amendment on December 15, 2005, the Purchase Plan provided for the issuance of common stock at a purchase price of 85% of the fair value of the common stock at the beginning or end of the offering period, whichever was lower. As of December 31, 2007, a total of 159,656 shares had been issued under the Purchase Plan and 591,621 shares were available for future issuance.

Warrants

In conjunction with equity transactions in February 2006, June 2005 and February 2004 referred to above, we issued warrants to purchase common shares of our stock. The following table summarizes the terms of those outstanding warrants:

Date of Issuance	Exercise Price	Warrants Outstanding at December 31, 2007	Term from Date of Issuance
February 7, 2006	$4.28	799,999	Five Years
June 15, 2005	2.40	98,817	Five Years
February 20, 2004	9.38	194,135	Five Years

Weighted average strike price	$5.02
Total outstanding		1,092,951

9. Related Party Transactions

We have made purchases of computer equipment and services from several vendors including Dell and Hewlett-Packard, two of our largest clients. During the year ended December 31, 2007, we purchased equipment from Dell and Hewlett-Packard totaling $378,000 and $37,000, respectively. During the year ended December 31, 2006, we purchased equipment from Dell and Hewlett-Packard totaling $399,000 and $95,000, respectively.

During 2004, we purchased certain of our computer equipment and software from Dell through arrangements accounted for as capital leases. The single remaining lease expired in February 2007.

The Chairman of our board of directors also serves on the board of Saama Technologies, a technology services firm. During the year ended December 31, 2007, we paid Saama Technologies $293,000 for technology services. During the year ended December 31, 2006, we paid Saama Technologies $150,000. We continue to utilize their services and may expand the scope of Saama Technologies’ engagement.

In October 2007, we closed an OEM licensing agreement with Market2Lead, Inc. (“Market2Lead”), a software-as-a-service provider of business to business automated marketing solutions, to further enhance

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LeadWorks, Rainmaker’s on-demand marketing automation application. In connection with this agreement, Rainmaker provided Market2Lead with growth financing of $2.5 million in secured convertible and term debt. During the year ended December 31, 2007, we paid Market2Lead approximately $50,000 for marketing services. We will continue to utilize their services and may expand the scope of the services that they provide to us in the future.

10. Employee Benefit Plan

We have a defined contribution benefit plan established under the provisions of Section 401(k) of the Internal Revenue Code. All employees may elect to contribute up to 20% of their compensation to the plan through salary deferrals, subject to annual limitations. We match 25% of the first 6% of the employee’s compensation contributed to the plan. Participants’ contributions are fully vested at all times. Our contributions vest incrementally over a four-year period. During the years ended December 31, 2007, 2006 and 2005, we expensed $132,000, $44,000 and $57,000, respectively, relating to our contributions under the plan.

11. Interest and Other Income (Expense), Net

The components of interest and other (expense) income, net are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Interest income	$1,436	$377	$113
Interest expense	(186)	(178)	(177)
Currency translation gain	137	—	—
Other	20	(12)	(4)

	$1,407	$187	$(68)

Interest expense is net of interest capitalized with regard to the development of our order entry system. We capitalized interest totaling $4,000, $63,000 and $100,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

12. Subsequent Events

Termination of Material Definitive Agreement

On February 1, 2008, the Company received written notice from Dell Marketing L.P. (“Dell”) that Dell has elected to terminate for convenience the Amendment to Master Services Agreement dated April 1, 2006, between the Company and Dell (the “Agreement). Under Dell’s intended transition plan set forth in the notice, Dell moved approximately half of the services being provided by the Company under the Agreement internally effective on February 4, 2008, and intends to move the remainder over the subsequent three months, at the conclusion of which the Company would no longer be performing any services for Dell. Dell represented 29% of our net revenue in 2007 and 38% of our net revenue in 2006.

Other Event

In connection with our acquisition of CAS Systems in January 2007, the purchase agreement provided for a potential additional payment at the end of twelve months following the acquisition, based on the achievement of certain financial milestones specific to the acquisition. In January 2008, the Company paid $1 million relating to the CAS Systems acquisition as a result of the achievement of the financial milestones.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2007, our management, including our principal executive officer and principal financial officer, has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management.

(b) Management’s Report on Internal Control over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. This system of internal accounting controls is designed to provide reasonable assurance that assets are safeguarded, transactions are properly recorded and executed in accordance with management’s authorization and financial statements are prepared in accordance with generally accepted accounting principles. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. That evaluation excluded the business operations of CAS Systems, Inc. and Qinteraction Limited which were acquired on January 25, 2007 and July 19, 2007, respectively, and both of which are included in the consolidated balance sheets of Rainmaker Systems, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. CAS Systems, Inc. and Qinteraction Limited constituted 18.7% of total assets as of December 31, 2007 and 17.1% of total net revenue for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of CAS Systems, Inc. and Qinteraction Limited because of the timing of the acquisitions as well as management plans on integration.

The Company’s independent registered public accounting firm, BDO Seidman, LLP, has issued an attestation report on our internal control over financial reporting, which is included herein.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Rainmaker Systems, Inc.

Campbell, California

We have audited Rainmaker Systems, Inc. internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rainmaker Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CAS Systems, Inc. and Qinteraction Limited which were acquired on January 25, 2007 and

July 19, 2007, respectively, and both of which are included in the consolidated balance sheet of Rainmaker Systems, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. CAS Systems, Inc. and Qinteraction Limited constituted 18.7% of total assets as of December 31, 2007 and 17.1% of total net revenue for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of CAS Systems, Inc. and Qinteraction Limited because of the timing of the acquisitions as well as management plans on integration. Our audit of internal control over financial reporting of Rainmaker Systems, Inc. also did not include an evaluation of the internal control over financial reporting of CAS Systems, Inc. and Qinteraction Limited.

In our opinion, Rainmaker Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rainmaker Systems, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/    BDO SEIDMAN, LLP

San Francisco, California

March 10, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required in Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2008 Annual Meeting of Stockholders (the “2008 Annual Meeting”) to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in Item 10 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2008 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

Our Code of Business Conduct and Ethics is posted on our website, at www.rmkr.com, under the investor relations/corporate governance link. We will also disclose any amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to a director or officer in accordance with applicable Nasdaq and SEC requirements.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in Item 11 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2008 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in Item 12 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2008 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in Item 13 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2008 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required in Item 14 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2008 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

3. Exhibit Index:

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

3.1(1)	Bylaws of Rainmaker Systems, Inc.

3.2(1.1)	Restated Certificate of Incorporation of Rainmaker Systems, Inc.

4.1(1)	Specimen certificate representing shares of common stock of Rainmaker Systems, Inc.

4.2(20)	Purchase Agreement dated as of February 19, 2004, by and among Rainmaker Systems, Inc. and the purchasers set forth on the signature pages thereto.

4.3(21)	Stock Purchase Agreement dated as of June 10, 2004, by and among ABS Capital Partners III, L.P., Tarentella, Inc., Rainmaker Systems, Inc., and the purchasers identified on the schedule thereto.

4.4(22)	Registration Rights Agreement dated as of June 10, 2004, by and among ABS Capital Partners III, L.P., Tarentella, Inc., Rainmaker Systems, Inc., the purchasers identified on the schedule thereto and SDS Capital Group SPC, Ltd.

4.5(29)	Form of Stock Purchase Agreement dated as of June 15, 2005, by and among Rainmaker Systems, Inc., and the purchasers identified on the signature page thereto.

4.6(30)	Form of Registration Rights Agreement dated as of June 15, 2005, by and among Rainmaker Systems, Inc. and the purchasers identified on the signature page thereto.

4.7(38)	Securities Purchase Agreement dated February 7, 2006, by and among the Company and the investors party thereto.

4.8(39)	Securities Purchase Agreement dated February 7, 2006, by and among the Company and the investors party thereto.

10.1(1)	Form of Indemnification Agreement.

10.2(1)	1999 Stock Incentive Plan.

10.3(1)	1999 Stock Purchase Plan.

10.4(2)	Form of Notice of Grant of Stock Option.

10.5(3)	Form of Stock Option Agreement.

10.6(5)†	Internet Applications Division (IAD) Reseller Agreement dated March 22, 1999 between Sybase, Inc. and Rainmaker Systems, Inc.

10.7(6)†	Amendment No. 1, dated February 5, 2001, to Internet Applications Division (IAD) Reseller Agreement dated March 22, 1999 between Sybase, Inc. and Rainmaker Systems, Inc.

10.8(7)†	Non Technical Services Agreement, dated April 6, 2001 between Rainmaker Systems, Inc. and International Business Machines Corporation.

10.9(8)†	Master Agreement, dated May 4, 2001, between Rainmaker Systems, Inc. and Caldera International, Inc.

10.10(4)	Option Exchange Offer, dated November 30, 2001.

10.11(9)†*	Employment Agreement with Michael Silton, dated January 1, 2001.

10.12(10)†	Master Services Agreement dated December 19, 2001 between Rainmaker Systems, Inc. and Dell Products L.P.

10.13(32)†	Services Sales Outsourcing Partner Agreement dated September 25, 2000, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.14(13)†	Services Sales Outsourcing Partner Agreement, Amendment No. 1 dated January 2, 2001, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.15(13)†	Schedule 4, Operational Plan/Business Rules Document to Service Sales Outsourcing Partner Agreement dated September 25, 2000, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.16(13)†	Services Sales Outsourcing Partner Agreement dated August 1, 2002, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.17(13)†	Business Rules Approval dated September 5, 2002, between Rainmaker Systems, Inc. and Hewlett-Packard Company (amend/adds to Exhibit 10.23).

10.18(13)†	Amendment to Internet Applications Division (IAD) Reseller Agreement and Outsourcing Addendum dated June 12, 2002, between Rainmaker Systems, Inc. and Sybase, Inc.

10.19(14)	Form of Ethics Policy for financial executives.

10.20(15)	Amendment to Statement of Work dated January 16, 2003, between Rainmaker Systems, Inc. and Dell Products, L.P (amends/adds to the Master Services Agreement dated December 19, 2001, filed as Exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on May 3, 2002).

10.21(15)	Schedule A Statement of Work dated January 16, 2003, between Rainmaker Systems, Inc. and Dell Products, L.P (amends/adds to the Master Services Agreement dated December 19, 2001, filed as Exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on May 3, 2002).

10.22(15)	Business Rules Approval dated February 6, 2003, between Rainmaker Systems, Inc. and Hewlett-Packard Company (amends/adds to Schedule 4, Operational Plan/Business Rules Document to Service Sales Outsourcing Partner Agreement dated September 25, 2000, filed as Exhibit 10.23 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on November 14, 2002).

10.23(16)	Statement of Work for IBM ServicePac Sales Under IBM Non-Technical Service Agreement #4901AD0002 between International Business Machines and Rainmaker Systems, Inc. dated June 16, 2003 (amends/adds to the IBM Non-Technical Service Agreement #4901AD0002 dated April 6, 2001 filed as Exhibit 10.27 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on August 10, 2001).

10.24(17)	2003 Stock Incentive Plan.

10.25(18)	Addendum to Schedule A to Statement of Work dated August 27, 2003, between Rainmaker Systems, Inc. and Dell Products, L.P. (amends/adds to the Master Services Agreement dated December 19, 2001, filed as Exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on May 3, 2002).

10.26(18)	Schedule B to Statement of Work dated August 27, 2003, between Rainmaker Systems, Inc. and Dell Products, L.P. (amends/adds to the Master Services Agreement dated December 19, 2001, filed as Exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on May 3, 2002).

10.27(23)†	Master Services Agreement and accompanying Statement of Work dated April 22, 2004 between Rainmaker Service Sales, Inc. and Sony Electronics Inc.

10.28(24)	Agreement and Plan of Merger, dated as of February 8, 2005, by and among Rainmaker Systems, Inc., CW Acquisition, Inc., Quarter End, Inc., the individuals listed on Exhibit A thereto and Jeffrey T. McElroy.

10.29(25)	Business Loan Agreement and Commercial Security Agreement, entered into February 8, 2005 and dated as of February 2, 2005 between Rainmaker Systems, Inc. and Bridge Bank, N.A.

10.30(26)*	Amendment of Employment Agreement between Rainmaker Systems, Inc. and Michael Silton dated February 24, 2005.

10.31(27)*	Amendment of Employment Agreement between Rainmaker Systems, Inc. and Martin Hernandez dated February 24, 2005.

10.32(28)*	Employment Agreement between Rainmaker Systems, Inc. and Steve Valenzuela dated February 24, 2005.

10.33(31)	Asset Purchase Agreement, dated as of July 1, 2005, by and among Rainmaker Systems, Inc., Sunset Direct, Inc., Launch Project LLC, The Members Identified on the signature page thereto, and Chad Nuss, as Representative.

10.34(32)	Business Loan Agreement, entered into and dated as of June 14, 2005 between Rainmaker Systems, Inc. and Bridge Bank, N.A.

10.35(33)	Business Loan Agreement (Asset Based) and Change in Terms Agreement, entered into and dated as of June 14, 2005 between Rainmaker Systems, Inc. and Bridge Bank, N.A.

10.36(34)	Fifth Amendment to Lease entered into June 1, 2005 between HUB Properties Trust and Sunset Direct, Inc.

10.37(35)	Guaranty entered into June 1, 2005 between HUB Properties Trust and Rainmaker Systems, Inc.

10.38(36)	Lease Agreement, dated as of July 19, 2005, by and between Rainmaker Systems, Inc., and OTR, an Ohio general partnership, as Nominee of The State Teachers Retirement Board of Ohio, a statutory organization created by the laws of Ohio.

10.39(40)	Business Loan Agreement (Asset Based) and Change in Terms Agreement, each dated as of December 16, 2005 between Rainmaker Systems, Inc. and Bridge Bank, N.A.

10.40(41)†	Amendment, entered as of April 1, 2006, modifying the Master Services Agreement, executed on December 19, 2001 by and between Rainmaker Systems, Inc. and Dell Products LP.

10.41(42)	Sixth Amendment to Lease entered into March 27, 2006 between HUB Properties Trust and Sunset Direct, Inc.

10.42(43)*	Executive Employment Agreement, dated as of May 12, 2006, by and among Rainmaker Systems, Inc. and Kenneth S. Forbes, III.

10.43(44)	Asset Purchase Agreement, dated as of May 12, 2006, by and among Rainmaker Systems, Inc., Business Telemetry, Inc., The Shareholders identified on the signature page thereto, and Kenneth S. Forbes, III, as Representative.

10.44(45)	Change in Terms Agreements and Modification to Business Loan Agreement, each dated as of July 6, 2006 between Rainmaker Systems, Inc. and Bridge Bank, N.A.

10.45(46)	Asset Purchase Agreement by and among Rainmaker Systems, Inc., ViewCentral, Inc., certain shareholders of ViewCentral and Dan Tompkins, as representative.

10.46(47)†	Standard Services Agreement dated November 6, 2006 between Rainmaker Systems, Inc. and Hewlett Packard Company, a Delaware corporation.

10.47(48)	First Amendment to Office Lease dated November 3, 2006, executed on November 13, 2006, between OTR and Rainmaker Systems, Inc.

10.48(49)†	Asset Purchase Agreement by and among Rainmaker Systems, Inc., Rainmaker Systems (Canada) Inc., CAS Systems, Inc., certain shareholders of CAS, Barry Hanson, as representative, and 3079028 Nova Scotia Company in respect of the purchase of substantially all of the assets of CAS Systems, Inc.

10.49(50)†	Asset Purchase Agreement by and among Rainmaker Systems, Inc., Rainmaker Systems (Canada) Inc., CAS Systems, Inc., certain shareholders of CAS, Barry Hanson, as representative, and 3079028 Nova Scotia Company in respect of the purchase of substantially all of the assets of 3079028 Nova Scotia Company.

10.50(51)	Promissory note between Rainmaker Systems, Inc. and CAS Systems, Inc.

10.51(52)	Promissory note between Rainmaker Systems (Canada) Inc., a Canadian federal corporation, and 3079028 Nova Scotia Company, a Nova Scotia unlimited liability company.

10.52(53)*	Amendment to Executive Employment Agreement, dated as of February 1, 2007, by and among Rainmaker Systems, Inc. and Michael Silton.

10.53(54)*	Amendment to Executive Employment Agreement, dated as of February 1, 2007, by and among Rainmaker Systems, Inc. and Steve Valenzuela.

10.54(55)*	Amendment to Executive Employment Agreement, dated as of February 1, 2007, by and among Rainmaker Systems, Inc. and Kenneth Forbes, III.

10.55(56)*	Executive Employment Agreement, dated as of February 8, 2005, by and among Sunset Direct, Inc. a wholly owned subsidiary of Rainmaker Systems, Inc. and Clinton J. Hauptmeier.

10.56(57)*	Executed Offer of Employment, executed as of May 24, 2005, by and among Sunset Direct, Inc. a wholly owned subsidiary of Rainmaker Systems, Inc. and Robert Langer.

10.57(58)	2003 Stock Incentive Plan, as amended and restated effective May 15, 2007.

10.58(59)†	Stock Purchase Agreement by and among Rainmaker Systems, Inc., Qinteraction Limited, and James F. Bere, as representative.

10.59(60)*	Amended and Restated Executive Employment Agreement, dated as of August 14, 2007, by and among Rainmaker Systems, Inc. and Larry Norris.

10.60(61)*	Amended and Restated Executive Employment Agreement, dated as of September 17, 2007, by and among Rainmaker Systems, Inc. and Moe Bawa.

10.61(62)*	Amendment of Employment Agreement, dated as of November 19, 2007, by and among Rainmaker Systems, Inc. and Michael Silton.

10.62(63)*	Amendment of Employment Agreement, dated as of November 19, 2007, by and among Rainmaker Systems, Inc. and Steve Valenzuela.

14(19)	Code of Business Conduct and Ethics.

21.1	List of Subsidiaries.

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

23.2(63)	Consent of legal counsel or company.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-1 filed by Rainmaker (Reg. No. 333-86445).
(1.1)	Incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed by Rainmaker on April 21, 2006.
(2)	Incorporated by reference to exhibit number 99.2 to the Registration Statement on Form S-8 filed by Rainmaker (Reg. No. 333-91095).
(3)	Incorporated by reference to exhibit number 99.3 to the Registration Statement on Form S-8 filed by Rainmaker (Reg. No. 333-91095).
(4)	Incorporated by reference to exhibit (a)(1) to the Tender Offer Statement on Form SC TO-I filed by Rainmaker (Reg. No 005-58179).
(5)	Incorporated by reference to exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker on May 15, 2000.
(6)	Incorporated by reference to exhibit 10.26 to the Report on Form 10-Q filed by Rainmaker on May 2, 2001.
(7)	Incorporated by reference to exhibit 10.27 to the Report on Form 10-Q filed by Rainmaker on August 10, 2001.
(8)	Incorporated by reference to exhibit 10.28 to the Report on Form 10-Q filed by Rainmaker on August 10, 2001.
(9)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-K filed by Rainmaker on March 29, 2002.
(10)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q filed by Rainmaker on May 3, 2002.
(13)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(14)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-K filed by Rainmaker on March 28, 2003.
(15)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q filed by Rainmaker on May 15, 2003.
(16)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q filed by Rainmaker on August 14, 2003.
(17)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by Rainmaker on July 23, 2003 (Reg. No. 333-107285).
(18)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q filed by Rainmaker on November 14, 2003.
(19)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-K filed by Rainmaker on March 18, 2004.
(20)	Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-3 filed by Rainmaker on March 22, 2004.

(21)	Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Rainmaker on June 18, 2004.
(22)	Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by Rainmaker on June 18, 2004.
(23)	Incorporated by reference to the similarly numbered exhibit to the Report on Form 10-Q filed by Rainmaker on August 16, 2004.
(24)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on February 11, 2005.
(25)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rainmaker on February 11, 2005.
(26)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on February 25, 2005.
(27)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rainmaker on February 25, 2005.
(28)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Rainmaker on February 25, 2005.
(29)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on June 16, 2005.
(30)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rainmaker on June 16, 2005.
(31)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on July 5, 2005.
(32)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on July 14, 2005.
(33)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rainmaker on July 14, 2005.
(34)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Rainmaker on July 14, 2005.
(35)	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Rainmaker on July 14, 2005.
(36)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on August 5, 2005.
(37)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Rainmaker on December 21, 2005.
(38)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on February 10, 2006.
(39)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rainmaker on February 10, 2006.
(40)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on December 29, 2005.
(41)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on March 13, 2006.
(42)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on March 30, 2006.
(43)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on May 16, 2006.
(44)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on May 16, 2006.
(45)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on July 10, 2006.
(46)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on September 19, 2006.

(47)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on November 13, 2006.
(48)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on November 17, 2006.
(49)	Incorporated by reference to Exhibit 99.2 to the Current Form on Form 8-K filed by Rainmaker on January 31, 2007.
(50)	Incorporated by reference to Exhibit 99.3 to the Current Form on Form 8-K filed by Rainmaker on January 31, 2007.
(51)	Incorporated by reference to Exhibit 99.4 to the Current Form on Form 8-K filed by Rainmaker on January 31, 2007.
(52)	Incorporated by reference to Exhibit 99.5 to the Current Form on Form 8-K filed by Rainmaker on January 31, 2007.
(53)	Incorporated by reference to Exhibit 99.1 to the Current Form on Form 8-K filed by Rainmaker on February 5, 2007.
(54)	Incorporated by reference to Exhibit 99.2 to the Current Form on Form 8-K filed by Rainmaker on February 5, 2007.
(55)	Incorporated by reference to Exhibit 99.3 to the Current Form on Form 8-K filed by Rainmaker on February 5, 2007.
(56)	Incorporated by reference to Exhibit 99.1 to the Current Form on Form 8-K filed by Rainmaker on April 5, 2007.
(57)	Incorporated by reference to Exhibit 99.2 to the Current Form on Form 8-K filed by Rainmaker on April 5, 2007.
(58)	Incorporated by reference to Exhibit 99.1 to the Current Form on Form 8-K filed by Rainmaker on May 17, 2007.
(59)	Incorporated by reference to Exhibit 99.1 to the Current Form on Form 8-K filed by Rainmaker on July 24, 2007.
(60)	Incorporated by reference to Exhibit 99.1 to the Current Form on Form 8-K filed by Rainmaker on August 16, 2007.
(61)	Incorporated by reference to Exhibit 99.1 to the Current Form on Form 8-K filed by Rainmaker on September 20, 2007.
(62)	Incorporated by reference to Exhibit 99.1 to the Current Form on Form 8-K filed by Rainmaker on November 21, 2007.
(62)	Incorporated by reference to Exhibit 99.2 to the Current Form on Form 8-K filed by Rainmaker on November 21, 2007.
(63)	Incorporated by reference to Exhibit 23.2 to the Registration Statement on Form S-1 filed by Rainmaker (Reg. No. 333-86445).
†	Confidential treatment has previously been granted by the Commission for certain portions of the referenced exhibit.
*	Management contracts or compensatory plan or arrangement.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions *	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2007	$233	$408	$(356)	$285
Year ended December 31, 2006	$422	$267	$(456)	$233
Year ended December 31, 2005	$208	$321	$(107)	$422

*	Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Campbell, State of California, on the 11th day of March 2008.

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