Form 10-Q
period 2008-03-31
RAINMAKER SYSTEMS INC
filed 2008-05-08
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2008

COMMISSION FILE NUMBER 000-28009

RAINMAKER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0442860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

900 East Hamilton Ave., Suite 400

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

(1)  Yes  ☒    No  ☐

(2)  Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of April 30, 2008, the registrant had 20,318,225 shares of Common Stock outstanding.

RAINMAKER SYSTEMS, INC.

FORM 10-Q

AS OF MARCH 31, 2008

PART I.—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$33,578	$37,407
Restricted cash	339	157
Accounts receivable, less allowance for doubtful accounts of $340 at March 31, 2008 and $285 at December 31, 2007	18,670	20,625
Prepaid expenses and other current assets	3,444	3,622

Total current assets	56,031	61,811
Property and equipment, net	10,614	9,447
Intangible assets, net	6,181	7,049
Goodwill	15,492	14,539
Other noncurrent assets	1,999	2,706

Total assets	$90,317	$95,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,612	$25,466
Accrued compensation and benefits	2,179	2,062
Other accrued liabilities	2,623	3,447
Deferred revenue	5,090	3,541
Current portion of capital lease obligations	254	—
Current portion of notes payable	791	1,083

Total current liabilities	30,549	35,599
Deferred tax liability	198	167
Long term deferred revenue	377	401
Capital lease obligations, less current portion	465	—
Notes payable, less current portion	667	1,333

Total liabilities	32,256	37,500

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 20,377,060 shares issued and 20,323,149 shares outstanding at March 31, 2008 and 20,359,560 shares issued and 20,325,960 shares outstanding at December 31, 2007	19	19
Additional paid-in capital	116,807	116,391
Accumulated deficit	(58,351)	(58,074)
Accumulated other comprehensive loss	(115)	(51)
Treasury stock, at cost, 53,911 shares at March 31, 2008 and 33,600 shares at December 31, 2007	(299)	(233)

Total stockholders’ equity	58,061	58,052

Total liabilities and stockholders’ equity	$90,317	$95,552

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenue	$20,602	$16,265
Cost of services	10,607	8,328

Gross margin	9,995	7,937

Operating expenses:
Sales and marketing	2,074	1,690
Technology and development	3,252	2,355
General and administrative	3,427	2,198
Depreciation and amortization	1,753	1,140

Total operating expense	10,506	7,383

Operating (loss) income	(511)	554
Interest and other income (expense), net	344	129

(Loss) income before income tax expense	(167)	683
Income tax expense	110	128

Net (loss) income	$(277)	$555

Basic (loss) income per share	$(0.01)	$0.04

Diluted (loss) income per share	$(0.01)	$0.03

Weighted average common share
Basic	19,326	14,678

Diluted	19,326	16,490

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net (loss) income	$(277)	$555
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	885	497
Amortization of intangible assets	868	643
Stock-based compensation expense	404	314
Provision for allowances for doubtful accounts	172	64
Amortization of discount on notes receivable	68	—
Loss on disposal of fixed assets	—	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	1,782	(4,098)
Prepaid expenses and other assets	813	(808)
Accounts payable	(5,853)	3,143
Accrued compensation and benefits	121	208
Other accrued liabilities	(898)	(304)
Deferred tax liability	106	55
Deferred revenue	1,525	179

Net cash (used in) provided by operating activities	(284)	448

Investing activities:
Purchases of property and equipment	(1,513)	(1,113)
Restricted cash, net	(182)	39
Acquisition of business, net of cash acquired	(1,000)	(1,510)

Net cash used in investing activities	(2,695)	(2,584)

Financing activities:
Proceeds from issuance of common stock from option exercises	12	65
Proceeds from issuance of common stock from warrant exercises	—	54
Principal payment of notes payable	(938)	(375)
Principal payment of capital lease obligations	—	(2)
Tax payments in connection with treasury stock surrendered	(66)	—

Net cash used in financing activities	(992)	(258)

Effect of exchange rate changes on cash:	142	(21)

Net decrease in cash and cash equivalents	(3,829)	(2,415)

Cash and cash equivalents at beginning of period	37,407	21,996

Cash and cash equivalents at end of period	$33,578	$19,581

Supplement disclosures of cash flow information:
Cash paid for interest	$26	$54

Cash paid for taxes	$—	$32

Supplemental non-cash investing and financing activities:
Acquisition of assets under capital lease	$719	$—

Issuance of notes payable for acquisition of assets	$—	$2,000

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

The results of our operations for the three months ended March 31, 2008 are not necessarily indicative of results to be expected for the year ending December 31, 2008, or any other period. These condensed consolidated financial statements should be read in conjunction with Rainmaker’s financial statements and notes thereto included in Rainmaker’s Annual Report on Form 10-K for the year ended December 31, 2007. Balance sheet information as of December 31, 2007 has been derived from the audited financial statements for the year then ended.

Certain amounts reported in the accompanying financial statements for 2007 have been reclassified to conform to the 2008 presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit.

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

We operate in one business segment as determined by revenue generated from sales and marketing solutions. We have operations within the United States of America, Canada and the Philippines where we perform services on behalf of our clients to customers who are primarily located in North America. We have contracted with third parties on behalf of our clients to perform marketing services in Europe.

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

Included in cash and cash equivalents is $250,000 of unrestricted cash which must be maintained on deposit with a lending institution as required under the loan agreement with the lender.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our clients’ customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At March 31, 2008 and December 31, 2007, our allowance for potentially uncollectible accounts was $340,000 and $285,000, respectively.

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

Our revenue recognition policy involves significant judgments and estimates about collectibility. We assess the probability of collection based on a number of factors, including past transaction history and/or the creditworthiness of our clients’ customers, which is based on current published credit ratings, current events and circumstances regarding the business of our clients’ customers and other factors that we believe are relevant. If we determine that collection is not reasonably assured, we defer revenue recognition until such time as collection becomes reasonably assured, which is generally upon receipt of cash payment.

In addition, we provide an allowance in accrued liabilities for the cancellation of service contracts that occurs within a specified time after the sale, which is typically less than 30 days. This amount is calculated based on historical results and constitutes a reduction of the net revenue we record for the commission we earn on the sale.

Costs of Services

Costs of services consist of costs associated with promoting and selling our clients’ products and services, including compensation costs of sales personnel, sales commissions and bonuses, costs of designing, producing and delivering marketing services, and salaries and other personnel expenses related to fee-based activities. Costs of services also include the cost of allocated facility and telephone usage for our telesales representatives as well as other direct costs associated with the delivery of our services. Most of the costs are personnel related and are relatively fixed. Bonuses and sales commissions will typically change in proportion to revenue or profitability.

Advertising

We expense advertising costs as incurred. These costs were not material and are included in sales and marketing expense.

Income Taxes

We account for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At March 31, 2008 and December 31, 2007, we had gross deferred tax assets of $21.6 million and $17.9 million, respectively. In 2007 and 2008, the deferred tax asset was subject to a 100% valuation allowance and therefore is not recorded on our balance sheet as an asset. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations, other than option grants to employees and directors below the fair market value of the underlying stock at the date of grant. See Note 9 for further discussion of this statement and its effects on the financial statements presented herein.

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

We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the three months ended March 31, 2008, two clients, Dell and Hewlett-Packard, accounted for more than 10% of our net revenue and collectively represented 42% of our net revenue with Dell representing 25%. In the three months ended March 31, 2007, these same two clients accounted for 49% of our net revenue with Dell representing 36% of our net revenue.

In February 2008, we received written notification from Dell, our largest customer, that they will be terminating our service agreement. Under Dell’s transition plan set forth in the notice, Dell moved approximately half of the services being provided by us under the agreement internally effective February 4, 2008, and moved the remainder over the subsequent three months. We are not performing any services for Dell subsequent to May 2, 2008.

No individual client’s end-user customer accounted for 10% or more of our revenues in any period presented.

We have outsourced services agreements with our clients that expire at various dates ranging through February 2010. Many of our client agreements contain automatic renewal clauses. These clients may, however, terminate their contracts for cause or convenience in accordance with the provisions of each contract. In most cases, a client must provide us with advance written notice of its intention to terminate. Any loss of a single significant client may have a material adverse effect on the Company’s consolidated financial position, cash flows and results of operations.

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

The following is a breakdown of net revenue by product line for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Contract sales	$9,792	$8,291
Lead development	9,739	7,006
Training sales	1,071	968

Total	$20,602	$16,265

Foreign revenues are attributed to the country of the business entity that executed the contract. The Company utilizes our call centers in the United States, Canada and the Philippines to fulfill these contracts. Property and equipment information is based on the physical location of the assets and goodwill and intangible information is based on the country of the business entity to which these are allocated. The following is a geographic breakdown of net revenue for the three months ended March 31, 2008 and 2007 and net long-lived assets as of March 31, 2008 and December 31, 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Net Revenue
United States	$18,085	$16,265
Cayman Islands	1,995	—
Philippines	522	—
Canada	—	—

Total	$20,602	$16,265

	March 31, 2008	December 31, 2007
Property & Equipment, net
United States	$6,192	$5,893
Cayman Islands	—	—
Philippines	4,229	3,343
Canada	193	211

Total	$10,614	$9,447

	March 31, 2008	December 31, 2007
Goodwill
United States	$8,734	$7,734
Cayman Islands	—	—
Philippines	5,633	5,633
Canada	1,125	1,172

Total	$15,492	$14,539

	March 31, 2008	December 31, 2007
Intangible Assets, net
United States	$3,689	$4,264
Cayman Islands	2,492	2,785
Philippines	—	—
Canada	—	—

Total	$6,181	$7,049

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

Related Party Transactions

We have made purchases of computer equipment and services from several vendors including Dell and Hewlett-Packard, our two largest clients. During the three months ended March 31, 2008, we purchased equipment from Dell totaling $55,000 and from Hewlett-Packard totaling $25,000. For the three months ended March 31, 2007, we purchased equipment from Dell and Hewlett-Packard totaling $36,000 and $22,000, respectively.

The Chairman of our board of directors also serves on the board of Saama Technologies, a technology services firm. During the three months ended March 31, 2008 and 2007, we paid Saama Technologies $32,000 and $57,000, respectively, for technology services. We may continue to utilize their services and may expand the scope of Saama Technologies’ engagement in the future.

In October 2007, we closed an OEM licensing agreement with Market2Lead, Inc. (“Market2Lead”), a software-as-a-service provider of business-to-business automated marketing solutions, to further enhance LeadWorks, Rainmaker’s on-demand marketing automation application. In connection with this agreement, Rainmaker provided Market2Lead with growth financing of $2.5 million in secured convertible and term debt. During the three months ended March 31, 2008 and 2007, we paid Market2Lead approximately $214,000 and $0 for marketing services. We will continue to utilize their services and may expand the scope of the services that they provide to us in the future.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for us for financial instruments beginning in January 2008 and non-financial instruments beginning in January 2009. The adoption of SFAS 157 in the first quarter of 2008 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 gives entities the option to measure eligible financial assets and liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in the fair value must be recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. SFAS 159 was effective as of the beginning of our 2008 fiscal year and had no impact on our results of operations and financial position.

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

3.	NET (LOSS) INCOME PER SHARE

Basic net (loss) income per common share is computed using the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share also gives effect, as applicable, to the potential dilutive effect of outstanding stock options and warrants, using the treasury stock method, unvested restricted share awards, and convertible securities, using the if converted method, as of the beginning of the period presented or the original issuance date, if later.

The following table presents the calculation of basic and diluted net (loss) income per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Net (loss) income	$(277)	$555

Weighted-average shares of common stock outstanding – basic	19,326	14,678
Plus: Outstanding dilutive options and warrants outstanding	—	3,001
Less: weighted-average shares subject to repurchase	—	(1,189)

Weighted-average shares used to compute diluted net income per share	19,326	16,490

Basic net (loss) income per share	$(0.01)	$0.04

Diluted net (loss) income per share	$(0.01)	$0.03

In the three months ended March 31, 2008 and 2007, the Company excluded certain unvested restricted share awards, options and warrants from the calculation of diluted earnings per share because these securities were anti-dilutive. For the three months ended March 31, 2008, the Company excluded the dilutive effect of all 3.9 million unvested restricted share awards, options and warrants because these securities were anti-dilutive. In the three months ended March 31, 2007, we excluded the dilutive effect of approximately 258,000 options and warrants as the exercise price of these instruments was greater than the average stock price during the period.

4.	ACQUISITIONS

Qinteraction Limited

On July 19, 2007, we entered into and closed a Stock Purchase Agreement (the “Purchase Agreement”) with the shareholders of Qinteraction Limited (“Qinteraction”), a Cayman Islands company, and James F. Bere, Jr. as representative of the shareholders. Qinteraction operates an offshore call center located in Manila, Philippines that provides a variety of business solutions including inbound sales and order-taking, inbound customer care, outbound telemarketing and lead generation, logistics support, and back-office processing. Additionally, Qinteraction is an established provider of innovative and cost-effective business solutions that help businesses grow their revenue and has clients that range from start-up companies to Fortune 500 companies in logistics, telecommunications, technology and manufacturing. This acquisition provides the Company entry into an important geographic area and the opportunity to leverage a lower cost structure to further expand our business internationally. The results of Qinteraction’s operations have been included in our consolidated financial statements since the acquisition date. Under the terms of the Purchase Agreement, in exchange for all the outstanding shares of Qinteraction, Rainmaker paid at closing a total of $11.8 million, consisting of $7.0 million in cash and $4.8 million in Rainmaker common stock representing 559,284 shares based on the average closing stock price for the 5 days surrounding the announcement of the closing. The agreement also provides for a potential additional payment at the end of twelve months following the closing, based on the achievement of certain financial milestones for the 12 month period ending June 30, 2008, ranging from no additional payment up to a maximum of $4.5 million in cash and $3.5 million in Rainmaker common stock, subject to potential offset and post-closing conditions.

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

Using the purchase method of accounting, the total purchase price was allocated to Qinteraction’s net tangible and identifiable intangible assets based on their estimated fair values. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill, which is not deductible for tax purposes in a stock purchase transaction. Using the estimated future discounted cash flows from the assets acquired, management performed a valuation and the total purchase price was allocated as follows (in thousands):

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

On October 17, 2007, Rainmaker filed a registration statement with the Securities and Exchange Commission with respect to the shares issued to Qinteraction’s shareholders that became effective November 7, 2007. Such shares are initially subject to a contractual prohibition of sale with shares available for sale from closing as follows: 241,890 shares were initially not available for public sale for 6 months from the acquisition date and became available for public sale in January 2008, 292,226 shares will be available for public sale after one year from the acquisition date, and 25,168 shares will be available for public sale after 15 months from the acquisition date, subject to certain post-closing conditions and potential adjustments. In addition, 75,503 of the shares of the common stock consideration have been placed in escrow to secure certain customary indemnity obligations under the Purchase Agreement. Two-thirds of the escrow will be available for release after 12 months from closing and the remaining one-third will be available for release after 15 months from closing, subject to post-closing conditions, potential adjustments and offsets.

CAS Systems Asset Purchase

On January 25, 2007, we and our wholly-owned subsidiary, Rainmaker Systems (Canada) Inc., a Canadian federal corporation, simultaneously entered into and closed two Asset Purchase Agreements (the “Purchase Agreements”) with CAS Systems, Inc., a California corporation, 3079028 Nova Scotia Company, its wholly-owned Canadian subsidiary (collectively “CAS”) and Barry Hanson, as representative of the shareholders of CAS. The results of CAS’s operations have been included in our consolidated financial statements since that date. CAS increases the scale of our growing lead development operations by adding management strength, multiple locations, and an established international presence in Canada. Under the terms of the Purchase Agreements, in exchange for substantially all of the assets of CAS and its Canadian subsidiary, Rainmaker paid a total of $2 million at closing, and will pay an additional $2 million over three years plus interest at a fixed rate of 5.36% per annum. The Purchase Agreements also provided for a potential additional payment of $1 million contingent on attaining certain performance metrics at the end of the 12 months following the acquisition, subject to adjustment. The performance metrics were achieved, therefore the payment of $1 million was made by the Company in January 2008 and is included as additional purchase price and an addition to goodwill in the first fiscal quarter of 2008.

Our acquisition of CAS has been accounted for as a business combination. Assets acquired and liabilities assumed from CAS were recorded at their estimated fair values as of January 25, 2007. The total purchase price (including the additional payment for the achieved performance metrics in 2008) was $5.3 million as follows (in thousands):

Cash payment for acquisition of CAS	$2,000
Additional payment for performance metrics achieved	1,000
Notes Payable for acquisition of CAS	2,000
Acquisition related transaction costs	297

Total purchase price	$5,297

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

Cash	$490
Identified tangible assets	1,387
Developed technology	100
Customer relationships	1,100
Goodwill	2,710
Liabilities assumed	(320)
Deferred revenue assumed (1)	(170)

Total purchase price allocation	$5,297

(1)	In accordance with EITF 01-03, “Accounting in a Business Combination of Deferred Revenue of an Acquiree”, we have reduced the carrying value of the deferred revenue by 13.6%, which represents the reduction from carrying value to fair value for the legal performance obligation assumed from CAS.

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

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the purchases of assets from CAS Systems and shares of Qinteraction Limited had occurred at the beginning of the period ended March 31, 2007 and assumes the amortization of intangible assets, the effect of compensation expense for the restricted stock awards granted to employees of the acquired companies, the reduction of revenue for the estimated fair value of the legal performance obligation in accordance with the guidance of EITF 01-03, and the tax effect of the aforementioned adjustments (in thousands, except per share amounts):

Three months ended March 31, 2007
(Unaudited)
Pro forma net revenue	$18,866

Pro forma net income	$269

Pro forma – basic net income per share	$0.02

Pro forma – diluted net income per share	$0.02

Pro forma weighted average shares outstanding – basic	14,678

Pro forma weighted average shares outstanding – diluted	16,573

5.	PROPERTY AND EQUIPMENT

	Estimated Useful Life	March 31, 2008	December 31, 2007
Property and equipment:
Computer equipment	3 years	$6,941	$6,223
Capitalized software and development	2-5 years	13,422	12,685
Furniture and fixtures	5 years	1,857	1,833
Leasehold improvements	Lease term	1,420	1,085

		23,640	21,826
Accumulated depreciation and amortization		(13,824)	(12,988)
Construction in process (1)		798	609

Property and equipment, net		$10,614	$9,447

(1)	Construction in process at March 31, 2008, consists primarily of costs incurred to develop and enhance internal use software in support of the companies primary platforms used in our contract sales, lead development and training sales product lines. At this time, we estimate costs to complete these project will be in the range of $800,000 to $1 million, subject to potential future revisions.

6.	INTANGIBLE ASSETS

	Estimated Useful Life	March 31, 2008	December 31, 2007
Intangible assets:
Developed technology	3-5 years	$1,980	$1,980
Customer relations	2-5 years	8,270	8,270
Database	5 years	1,100	1,100
Trade name	10 years	1,100	1,100

		12,450	12,450
Accumulated amortization		(6,269)	(5,401)

Intangibles assets, net		$6,181	$7,049

Future amortization of intangible assets at March 31, 2008 is as follows:

		Intangible Amortization
Remainder of 2008		$2,336
Fiscal:	2009	2,152
	2010	997
	2011	445
	2012	133
Thereafter		118

Total future amortization		$6,181

7.	LONG-TERM DEBT and CAPITAL LEASE OBLIGATIONS

Long-term debt consists of the following (in thousands):

	March 31, 2008	December 31, 2007
February 2005 Term Loan	$—	$166
June 2005 Term Loan	125	250
Notes Payable – CAS	1,333	2,000

	1,458	2,416
Less: Current Portion	(791)	(1,083)

Total Long-Term Debt	$667	$1,333

February 2005 Term Loan

In February 2005, concurrent with the closing of the acquisition of Sunset Direct, we entered into a business loan agreement and commercial security agreement with Bridge Bank. The Term Loan was to be repaid in 36 monthly installments of approximately $83,000 plus interest at a variable rate of prime per annum. The balance of the loan was paid off in February 2008 in accordance with the loan agreement.

June 2005 Term Loan

In June 2005, we entered into a business loan agreement with Bridge Bank, pursuant to which we obtained a $1.5 million term loan that is being utilized to fund the implementation of the Company’s new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of approximately $42,000 plus interest at a variable rate of prime per annum (5.25% per annum at March 31, 2008). We are in compliance with our loan covenants related to this loan as of March 31, 2008.

Notes Payable – CAS

In connection with our acquisition of the assets of CAS and its Canadian subsidiary, Rainmaker and its Canadian subsidiary, Rainmaker Systems (Canada) Inc., issued notes payable in the amounts of $1.4 million and $600,000, respectively. The two notes are payable in three consecutive annual installments of approximately $467,000 and $200,000, respectively, each, commencing on January 25, 2008, with subsequent installments payable on the anniversary date in 2009 and 2010. The notes bear interest at a fixed rate of 5.36% per annum on the outstanding principal amount which is payable at the end of each calendar quarter. The first annual installment of these notes in the aggregate amount of $667,000 was paid in January 2008.

Revolving Credit Facility

In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank. The Revolving Credit Facility originally matured in May 2005, and provided borrowing availability up to a maximum of $3.0 million through a secured revolving line of credit that included a $1.0 million letter of credit facility. In December 2005, the total available under the Revolving Credit Facility was increased to $4.0 million and the maturity was extended to December

2006. In July 2006, the maturity date of the Revolving Credit Facility was further extended to October 10, 2007. As of March 31, 2008, we had no amounts outstanding under the Revolving Credit Facility. The Company is currently in discussions with the bank to further extend the maturity date of the Revolving Credit Facility.

Future debt maturities at March 31, 2008 are as follows (in thousands):

Nine months ending December 31, 2008	$125
Fiscal year ending December 31, 2009	666
Fiscal year ending December 31, 2010	667

Total	$1,458

Capital Lease Obligations

In March 2008, we entered into a 3 year software licensing agreement with Microsoft GP. In accordance with the terms of the agreement, we will pay 3 annual installments of approximately $254,000 beginning in April 2008 for the licensing rights to use certain Microsoft software. The present value of the future lease payments is included as a liability on the balance sheet as both a current and long term lease obligation as of March 31, 2008. The effective annual interest rate on the capital lease obligation is estimated to be 6.25%.

8.	COMMON STOCK

On April 25, 2007, we announced that we had closed a public offering of an aggregate of 4,165,690 shares of our common stock at a public offering price of $8.50 per share (the "Offering"). Pursuant to the Offering, 3,500,000 shares were sold by us and 665,690 shares were sold by the selling stockholders named in the prospectus supplement, generating gross proceeds to the Company, after underwriting discounts and commissions, of $28.1 million. Net proceeds from the offering were approximately $27.2 million after payment of all expenses relating to the offering. We expect to continue to use the net proceeds from this offering for general corporate purposes, including working capital and capital expenditures. We also used a portion of the net proceeds to acquire Qinteraction, to make debt payments related to the CAS Systems acquisition and may use a portion of the net proceeds to acquire complementary technologies or businesses in the future when the opportunity arises.

9.	STOCK-BASED COMPENSATION EXPENSE

We expense stock-based compensation to the same operating expense categories that the respective award grantee’s salary expense is reported. The table below reflects stock-based compensation expense for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Stock based compensation expense included:
Cost of services	$(73)	$59
Sales and marketing	21	60
Technology	82	48
General and administrative	374	147

	$404	$314

At March 31, 2008, approximately $8.6 million of stock-based compensation relating to unvested awards had not been amortized and will be expensed in future periods through 2012. Under current grants that are unvested and outstanding, approximately $2.0 million will be expensed in the remainder of 2008 as stock-based compensation subject to true-up adjustments for forfeitures and vestings during the year.

We calculate the value of our stock option awards when they are granted. Accordingly, we update our valuation assumptions for the risk-free interest rate on a monthly basis and volatility on a quarterly basis and apply these to the new grants each quarter that option grants are awarded. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants and possible ranges of estimated forfeiture. During the three months ended March 31, 2008, the weighted average valuation assumptions for stock option awards were as follows:

Expected life in years	5.15
Volatility	0.86
Risk-free interest rate	2.7%
Forfeiture Rates:
Four year vesting schedule	21.07%

Expected life of our option grants is estimated based on our analysis of our actual historical option exercises and cancellations. Expected stock price volatility is based on the historical volatility from traded shares of our stock over the expected term. The risk-free interest rate is based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. We do not expect to pay dividends in the near term and therefore do not incorporate the dividend yield as part of our assumptions.

A summary of activity under our Stock Incentive Plans for the three months ended March 31, 2008, is as follows:

	Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2007	131,981	1,377,248	$5.03
Authorized	600,000	—	—
Options granted	(452,000)	452,000	3.18
Restricted stock awards granted	(30,000)	—	—
Options exercised	—	(10,000)	1.15
Options canceled	35,978	(35,979)	6.74
Restricted stock awards forfeited	22,500	—	—

Balance at March 31, 2008	308,459	1,783,269	$4.55

The following table summarizes the activity with regard to nonvested restricted stock awards during the nine months ended March 31, 2008. Restricted stock awards are issued from the 2003 Stock Incentive Plan and any issuances will reduce the shares available for grant as indicated in the previous table. Nonvested restricted stock awards are valued at the closing price on the date of the grant.

	Number of Shares	Weighted Average Grant Price
Balance at December 31, 2007	1,023,282	$7.08
Granted	30,000	2.63
Vested	(49,676)	6.40
Forfeited	(22,500)	7.27

Balance of nonvested shares at March 31, 2008	981,106	$6.92

The total fair value of the unvested restricted stock awards at grant date was $6.8 million as of March 31, 2008.

The following table summarizes information about stock options outstanding as of March 31, 2008:

	Options Outstanding				Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 3/31/08 of $3.25	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 3/31/08 of $3.25
$ 1.10 - $ 1.35	104,876	2.32	$1.15	$220,241	104,876	$1.15	$220,241
$ 1.36 - $ 2.29	94,402	4.35	1.59	156,542	94,402	1.59	156,542
$ 2.30 - $ 2.55	138,045	6.87	2.51	102,062	138,043	2.51	102,060
$ 2.56 - $ 2.80	269,395	7.68	2.57	182,580	256,895	2.57	174,830
$ 2.81 - $ 3.90	480,600	9.60	3.11	65,420	62,440	2.94	19,423
$ 3.91 - $ 7.70	427,257	8.33	6.63	—	174,753	6.44	—
$ 7.71 - $13.28	265,894	7.07	9.12	—	188,746	9.11	—
$13.29 - $20.32	2,800	3.53	18.45	—	2,800	18.45	—

$ 1.10 - $20.32	1,783,269	7.70	$4.55	$726,845	1,022,955	$4.26	$673,096

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on our closing stock price of $3.25 as of March 31, 2008, which would have been received by the option holders had all option holders exercised their in-the-money options as of that date.

10.	OTHER COMPREHENSIVE INCOME (LOSS)

With the establishment of our Canadian foreign subsidiary and the subsequent purchase of Canadian based assets from CAS on January 25, 2007, we accordingly recorded a foreign currency translation adjustment within other comprehensive income during the three months ended March 31, 2008 and 2007, since the functional currency of this foreign location was determined to be the Canadian dollar. Additionally, on July 19, 2007, we purchased Qinteraction Limited and its Philippine-based subsidiary. The functional currency of the Philippine-based subsidiary is the Philippine peso and we have recorded a foreign currency translation adjustment within other comprehensive income during the three months ended March 31, 2008. The components of comprehensive income (loss) were as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2008	2007
Net (loss) income	$(277)	$555
Foreign currency translation adjustments	(64)	(20)

Comprehensive (loss) income	$(341)	$535

The components of the balance sheet caption accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2008	December 31, 2007
Foreign currency translation adjustments	$(115)	$(51)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

With the establishment of our Canadian foreign subsidiary and the subsequent purchase of Canadian based assets from CAS Systems on January 25, 2007, we adopted a policy for recording foreign currency transactions and translation in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (SFAS No. 52). For our Canadian subsidiary, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at period-end exchange rates, and statement of operations items are translated at an average exchange rate prevailing during the period. Such translation adjustments are recorded in accumulated comprehensive income (loss), a component of stockholders’ equity. In July 2007, we acquired Qinteraction Limited and its Philippine-based subsidiary. As a result of this acquisition, we also adopted the policy mentioned above for recording foreign currency transactions and translations for this subsidiary as the functional currency has been determined to be the local currency for the Philippine-based subsidiary. Gains and losses from foreign currency denominated transactions are included in interest and other income (expense), net in the consolidated statements of operations. Losses from foreign currency denominated transactions amounted to $8,000 for the three months ended March 31, 2008, and gains from foreign currency denominated transactions amounted to $12,000 for the three months ended March 31, 2007.

Management believes there have been no significant changes during the three months ended March 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Results of Operations

The following table sets forth for the periods given selected financial data as a percentage of our revenue. The table and discussion below should be read in connection with the financial statements and the notes thereto which appear elsewhere in this report as well as with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

	Three Months Ended March 31,
	2008	2007
Net revenue	100.0%	100.0%
Costs of services	51.5	51.2

Gross margin	48.5	48.8

Operating expenses:
Sales and marketing	10.1	10.4
Technology and development	15.8	14.5
General and administrative	16.6	13.5
Depreciation and amortization	8.5	7.0

Total operating expenses	51.0	45.4

Operating (loss) income	(2.5)	3.4
Interest and other income (expense), net	1.7	0.8

(Loss) income before income tax expense	(0.8)	4.2
Income tax expense	0.5	0.8

Net (loss) income	(1.3)%	3.4%

Comparison of Three Months Ended March 31, 2008 and 2007

Net Revenue. Net revenue increased $4.3 million, or 27%, to $20.6 million in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. Our lead development product line generated $2.7 million of the increase which includes approximately $2.5 million resulting from the acquisition of Qinteraction in July 2007. Approximately $1.5 million of the increase is related to our contract sales product line as a result of increased sales to existing clients.

Costs of Services and Gross Margin. Costs of services increased $2.3 million, or 27%, to $10.6 million in the three months ended March 31, 2008, as compared to the 2007 comparative period. The increase is attributable to expenses to support the additional revenue for our contract sales and lead development product lines. Our gross margin percentage remained flat at 49% in the three months ended March 31, 2008.

Sales and Marketing Expenses. Sales and marketing expenses increased $384,000, or 23%, to $2.1 million in the three months ended March 31, 2008, as compared to the 2007 comparative period. The increase is primarily due to approximately $366,000 in increased commissions expenses and approximately $82,000 in increased pre-sales support as a result of the increases in revenue during the period. These increases were partially offset by lower personnel costs as compared to the prior year driven by the change in the staffing level. We expect sales and marketing expenses to continue to increase in absolute dollars and slightly as a percentage of revenue for the foreseeable future as we continue to grow.

Technology and Development Expenses. Technology and development expenses increased $897,000, or 38%, to $3.3 million during the three months ended March 31, 2008, as compared to the 2007 comparative period. The increase is primarily attributable to increases in expenses relating to supporting client driven initiatives including an increase in project management staff and data resources. Additionally, the increase was also attributable to an investment in help desk support, and additional staffing of leadership roles and development staff in the Philippines. We expect technology and development expenses to increase on an absolute dollar basis in 2008 as we continue to invest in development of our solutions, including internationalization of our solutions, for our customers and in technology infrastructure.

General and Administrative Expenses. General and administrative expenses increased $1.2 million, or 56%, to $3.4 million during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. The increase was primarily due to approximately $522,000 in increased compensation costs related to additional staff added to support the growth of the business and to assist in the Company’s compliance efforts related to Sarbanes-Oxley. Included in the $522,000 in compensation increases was $227,000 related to increased stock-based compensation charges during the 2008 period. Additionally, approximately $459,000 in expenses related to Qinteraction which was acquired in July 2007 contributed to the overall increase. We expect to continue to incur costs in 2008 to maintain compliance with the Sarbanes-Oxley Act and we will also need to achieve Sarbanes-Oxley compliance in 2008 for our businesses acquired during the 2007 fiscal year.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $613,000, or 54%, to $1.8 million for the three months ended March 31, 2008, as compared to the 2007 period. Amortization of intangible assets increased by approximately $225,000 in the 2008 period, primarily as a result of our recent acquisitions. These include the acquisition of CAS Systems in January 2007 and Qinteraction in July 2007. The remaining increase is due to increased depreciation of property and equipment as a result of our acquisitions and capital expenditures over the last year. Because of our acquisitions and the investments being made in our infrastructure, we expect depreciation and amortization expense to continue to increase for the foreseeable future.

Interest and Other Income (Expense), Net. The components of interest and other income (expense), net are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007	Change
Interest income	$352	$167	$185
Interest expense	(22)	(51)	29
Currency translation (loss) gain	(8)	12	(20)
Other	22	1	21

	$344	$129	$215

The increase in interest income is attributable to the net proceeds of $27.2 million received from our follow-on offering of common stock in April 2007 which was invested in interest bearing deposit accounts. Interest expense is the result of the $3.0 million Term Loan obtained in February 2005 in connection with the acquisition of Sunset Direct, interest on the $1.5 million June 2005 Term Loan to fund the purchase and implementation of our new client management system and interest incurred with notes payable issued with the purchase of the assets of CAS Systems. We have been making principal payments on the term loans and the CAS Systems loan and have paid off the February 2005 Term Loan during the quarter ended March 31, 2008, and interest expense was therefore reduced in the 2008 period as a result.

The currency translation loss is primarily due to the fluctuation of currency exchange rates on a note payable to a third party denominated in United States dollars that is owed by our Canadian subsidiary in connection with our acquisition of CAS Systems. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.

Income Tax Expense. Income tax expense decreased $18,000, or 14%, to $110,000 for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. Our income tax expense for the three month period ended March 31, 2008 is based on our estimate of taxable income for the full year ended December 31, 2008. The effective tax rate implied by our income tax expense may be adjusted if our estimate of taxable income/(loss) changes significantly during the year.

Liquidity and Sources of Capital

Cash used in operating activities for the three months ended March 31, 2008 was $284,000 as compared to cash provided by operating activities of $448,000 in the three months ended March 31, 2007. Cash provided by operating activities in 2008 was primarily the result of a net loss totaling $277,000, non-cash expenditures of depreciation and amortization of property and intangibles of $1.8 million, stock-based compensation charges of $404,000, the provision for allowance for doubtful accounts of $172,000, amortization of discount on notes receivable of $68,000, and changes in operating assets and liabilities, net of assets acquired and liabilities assumed, that used $2.4 million of cash for the year.

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

Accounts receivable increased at March 31, 2008 as compared to March 31, 2007 as a result of higher overall sales in the three months ended March 31, 2008, as compared to the 2007 period. Our days sales outstanding, or DSO, decreased to 26 days at March 31, 2008 as compared to 31 days at December 31, 2007. Since we record the gross billing to the end customer of our clients in our accounts receivable, we calculate DSO based on our ability to collect those gross billings from the end customers. We expect DSO to increase in the future as lead development becomes a higher percentage of our revenue as these contracts have longer payment terms.

Cash provided by operating activities in the three months ended March 31, 2007 was primarily the result of net income totaling $555,000, non-cash expenditures of depreciation and amortization of property and intangibles of $1.1 million, stock-based compensation charges of $314,000, the provision for allowance for doubtful accounts of $64,000, and changes in operating assets and liabilities, net of assets acquired and liabilities assumed, that used $1.6 million.

Cash used in investing activities was $2.7 million and $2.6 million in the three months ended March 31, 2008 and 2007, respectively. The increase in cash used in investing activities was primarily due to investments of approximately $1.5 million in purchases of property and equipment during 2008 as compared to $1.1 million in 2007. In the CAS Systems acquisition, the purchase agreement provided for a potential additional payment of $1 million contingent on attaining certain performance metrics at the end of the 12 months following the acquisition, subject to adjustment. The performance metrics were achieved and the payment of $1 million was made by the Company in January 2008. Restricted cash represents the reserve for the refund due for non-service payments inadvertently paid to the Company by our clients’ customers instead of paid directly to the Company’s clients. At the time of cash receipt, the Company records a current liability for the amount of non-service payments received. The decrease in restricted cash represents the reduction of our balance of refunds due to customers.

Cash used in financing activities was $992,000 in the three months ended March 31, 2008 as compared to $258,000 in the 2007 period. Cash used in financing activities in 2008 was primarily a result of principal payments of $938,000 on our term loans and CAS notes and purchases of $66,000 of treasury stock from employees and directors for shares withheld for income taxes payable on restricted stock awards vested. We received approximately $12,000 from the exercise of stock options during the period. In the 2007 period, we had principal payments of $375,000 on our term loans. These payments were partially offset by $119,000 from the exercise of stock options and warrants.

In connection with our acquisitions of CAS Systems in January 2007 and Qinteraction Limited in July 2007, the purchase agreements provide for a potential additional payment at the end of twelve months following each acquisition, based on the achievement of certain financial milestones specific to each individual acquisition. In January 2008, the Company paid $1 million relating to the CAS Systems acquisition. The additional payment for the Qinteraction Limited acquisition, if any, will be due during the Company’s third fiscal quarter of 2008 and could result in an additional payment of up to $4.5 million in cash and $3.5 million in common stock.

Our principal source of liquidity as of March 31, 2008 consisted of $33.6 million of cash and cash equivalents. In connection with a financial covenant related to our term loans, we are required to maintain unrestricted cash deposits of $250,000 with our lender Bridge Bank, N.A., or Bridge Bank, which is included in the $33.6 million of cash and cash equivalents. We anticipate that our existing capital resources and cash flow expected to be generated from future operations will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months.

In February 2008, we received written notification from Dell that they will be terminating our service agreement. Under Dell’s transition plan set forth in the notice, Dell moved approximately half of the services provided by us under the agreement internally effective February 4, 2008, and moved the remainder over the subsequent three months. We are not performing any services for Dell subsequent to May 2, 2008. Dell represented approximately 29% of our net revenue for the 2007 fiscal year and approximately 38% of our net revenue in 2006. For the quarter ended March 31, 2008, Dell represented approximately 25% of our net revenue.

Credit Arrangements

On July 6, 2006, we executed a further amendment to our Revolving Credit Facility with our lender, Bridge Bank. The amendment extended the maturity date of the Revolving Credit Facility from December 10, 2006 to October 10, 2007. We are currently in negotiations to extend the maturity of the Revolving Credit Facility. As of March 31, 2008, we had no borrowings under the Revolving Credit Facility and had one undrawn letter of credit outstanding under the Revolving Credit Facility with a face amount of $100,000. We originally entered into this Revolving Credit Facility with our lender in April 2004.

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued an irrevocable standby letter of credit to one of our clients. The letter of credit was issued in the amount of $325,000 as a guarantee for service contracts sold by us on behalf of our client and expired in September 2007. The letters of credit were issued under the Revolving Credit Facility described above. As of March 31, 2008, no amounts have been drawn against the letters of credit.

In June 2005, we entered into a business loan agreement with Bridge Bank, pursuant to which we obtained a $1.5 million term loan, or the June 2005 Term Loan, that was utilized to fund the purchase and implementation of our new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime per annum (5.25% per annum as of March 31, 2008).

Concurrently with the closing of the merger transaction with Sunset Direct in February 2005, we entered into a Business Loan Agreement and Commercial Security Agreement with Bridge Bank, and obtained a $3.0 million term loan, or the Term Loan, that we used to retire certain indebtedness and certain other liabilities of Sunset Direct. The Term Loan was repayable in 36 monthly installments of $83,000 plus interest at a variable rate of prime per annum. This loan matured and was paid off in February 2008.

The June 2005 Term Loan and Revolving Credit Facility are secured by substantially all of our consolidated assets, including intellectual property. We are subject to certain financial covenants, including maintenance of unrestricted cash with Bridge Bank, reducing from time to time to the outstanding amount of the June 2005 Term Loan referenced above rounded upwards to the nearest $250,000 increment ($250,000 at March 31, 2008). We are obligated to maintain a specified minimum net income and minimum debt service coverage ratio. The June 2005 Term Loan and the Revolving Credit Facility contain customary covenants that will, subject to limited exceptions, limit our ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The June 2005 Term Loan and the Revolving Credit Facility also provide for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the June 2005 Term Loan and Revolving Credit Facility. At March 31, 2008, we were in compliance with all loan covenants and had $125,000 outstanding on the June 2005 Term Loan, and no amount outstanding on the Revolving Credit Facility. The June 2005 Term Loan matures in June 2008.

Off-Balance Sheet Arrangements

Leases

As of March 31, 2008, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2014. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and upfront cash flow related to purchasing the assets.

On November 13, 2006, we executed an amendment to the operating lease for our corporate headquarters in Campbell, California. Under the lease and its amendment, we have a total of 23,149 square feet of usable office space. The lease term originally began on November 1, 2005 and will end on January 31, 2010. Beginning January 1, 2007 and through the expiration of the lease term, base rent has periodically escalated and will escalate from approximately $418,000 in 2008 to $440,000 in 2009, the final full year of the lease which expires in January 2010. In addition, we must pay our proportionate share of operating costs and taxes. In connection with the execution of the lease, we have issued a letter of credit to the landlord in the amount of $100,000 as a security deposit.

In Austin, Texas we have rented a total 59,466 square feet of office space under a lease and its amendments that expire at various dates through June 2009. In August 2005, we renewed the existing lease for 46,366 square feet of space and then in March 2006 we further amended the lease for an additional 7,623 square feet of space. On April 16, 2007, we entered into a sublease agreement for an additional 5,477 feet in the same building that expires on July 31, 2008. The rent on the sublease space is fixed at $2,700 per month. Under the lease and its amendments, our base rent will approximate $453,000 in 2008, the final full year of the lease that ends in June 2009. In November 2007, we signed a sublease agreement to lease approximately 7,259 square feet of our net rentable area to a 3rd party through the expiration of our lease term in June 2009. In accordance with the sublease agreement, we will receive approximately $84,000 in rental income plus a proportionate share of common area maintenance costs during the sublease term which will offset our rent expense during that period.

In both the California and the Texas facilities, we pay rent and maintenance on some of the common areas in each of our leased facilities.

As a result of our acquisition of CAS Systems in January 2007, we now have facilities near Montreal, Canada, where we have approximately 18,426 square feet of space covered by leases that expire on December 31, 2009, and in Oakland, California where we have approximately 10,039 square feet of space covered by a lease that expires on May 19, 2011. We have renewed the Canada leases as of January 1, 2008 for a 2-year term with options for subsequent continuance. The provisions of the lease renewals in Canada specify that either party can terminate the lease for any reason by giving the other party at least 120 days prior written notice. Based on the exchange rate as of December 31, 2007, our annual base rent under our Canada leases will escalate from approximately $319,000 in 2008 to $329,000 in 2009. For the future minimum lease payment table below, we have only included 4 months of lease payments for this lease which represents the non-cancelable portion. Annual base rent under our Oakland lease will escalate from approximately $234,000 in 2008 to $248,000 in 2010, the final full year of the lease that ends in May 2011.

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

Rent expense under operating lease agreements during the three months ended March 31, 2008 and 2007 was $647,000 and $600,000, respectively. The 2008 rent expense was net of approximately $27,000 in sublease revenue from our Austin property.

Guarantees

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued an irrevocable standby letter of credit to one of our clients. The letter of credit was issued in the amount of $325,000 as a guarantee for service contracts sold by us on behalf of our client and expired in September 2007. The letters of credit were issued under the Revolving Credit Facility described above. As of March 31, 2008, no amounts had been drawn against the letters of credit.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of March 31, 2008 and 2007.

Contractual Obligations

Capital Leases

In March 2008, we entered into a 3 year software licensing agreement with Microsoft GP. In accordance with the terms of the agreement, we will pay 3 annual installments of approximately $254,000 beginning in April 2008 for the licensing rights to use certain Microsoft software. The present value of the future lease payments is included as a liability on the balance sheet as both a current and long term lease obligation as of March 31, 2008.

Term Loans

In June 2005, we entered into a business loan agreement with Bridge Bank, pursuant to which we obtained a $1.5 million term loan that is being utilized to fund the implementation of the Company’s new client management system. The June 2005 Term Loan is to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime per annum (5.25% at March 31, 2008). As of March 31, 2008, we had $125,000 outstanding on the June 2005 Term Loan and it matures in June 2008. The interest rate on the June 2005 Term Loan was reduced from prime plus 1% to prime pursuant to an amendment that we executed with our lender on July 6, 2006.

In February 2005, concurrent with the closing of the acquisition of Sunset Direct, we entered into a business loan agreement and commercial security agreement with Bridge Bank. The Term Loan was to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime per annum. This loan matured and was paid off in February 2008.

Revolving Credit Facility

In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank. The Revolving Credit Facility originally matured in May 2005, and provided borrowing availability up to a maximum of $3.0 million through a secured revolving line of credit that included a $1.0 million letter of credit facility. In December 2005, the total available under the Revolving Credit Facility was increased to $4.0 million and the maturity was extended to December 2006. In July 2006, the maturity date of the Revolving Credit Facility was further extended to October 2007. We are currently in negotiations to extend the maturity of the Revolving Credit Facility. As of March 31, 2008, we had no amounts outstanding under the Revolving Credit Facility.

Future payments under our contracts and obligations at March 31, 2008 are as follows (dollars in thousands):

Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-Term Debt Obligations (1)	$1,458	$791	$667	$—	$—
Capital Lease Obligations (1)	719	254	465	—	—
Operating Lease Obligations	7,365	2,006	2,718	1,859	782

Total	$9,542	$3,051	$3,850	$1,859	$782

(1)	Excludes interest payments.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for us for financial instruments beginning in January 2008 and non-financial instruments beginning in January 2009. The adoption of SFAS 157 in the first quarter of 2008 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 gives entities the option to measure eligible financial assets and liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in the fair value must be recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. SFAS 159 was effective as of the beginning of our 2008 fiscal year and had no impact on our results of operations and financial position.

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

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We currently do not and do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We mitigate default risk by investing in low-risk securities. To minimize our risks, we maintain our portfolio of cash equivalents and short-term investments in a variety of short-term and liquid securities including money market funds, commercial paper, U.S. government and agency securities and municipal bonds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2008, 100% of our portfolio was invested in instruments that mature in less than 90 days. See Note 1 of our consolidated financial statements.

Due to the short duration and conservative nature of our investment portfolio at March 31, 2008, we do not believe we have a material exposure to interest rate risk. However, based upon the balance in our money market account at March 31, 2008 of approximately $21.4 million, a 1% change in interest rates would have an approximate annual impact of $214,000 on our income before income taxes.

Our earnings are affected by changes in short-term interest rates as a result of the June 2005 Term Loan and the Revolving Credit Facility, which bear interest at variable rates based on the prime lending rate (5.25% at March 31, 2008). The June 2005 Term loan matures in June 2008 and the Revolving Credit Facility matured in October 2007 and the Company is currently in discussions with the bank to extend the maturity date. At March 31, 2008, we had approximately $125,000 of debt outstanding under these loans. Based on the outstanding principal balance at March 31, 2008 and the maturity dates of the loans, a 1% increase in interest rates would result in an immaterial amount of additional annual interest expense. Based on our debt level at March 31, 2008, anticipated cash flows from operations, and the various financial alternatives available to management, should there be an adverse change in interest rates, we do not believe that we have significant exposure to market risks associated with changing interest rates at this time. We do not use derivative financial instruments in our operations.

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

During 2007, international revenues accounted for approximately 6% of total net revenue and during the three months ended March 31, 2008, international revenues accounted for approximately 12% of our net revenue. The majority of the international revenue was generated in the Cayman Islands and is U.S. dollar based. We are expanding our services to address our clients’ international operations and expect to conduct transactions on behalf of our clients in a number of geographies and currencies.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into US dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of accumulated other comprehensive income which is a component of shareholders’ equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the three months ended March 31, 2008, we recorded a net foreign currency transaction loss of approximately $8,000, which is recorded in interest and other income (expense), net in the consolidated statements of operations.

We may enter into hedges in the future to manage foreign currency risk; however, we did not have anything in place as of March 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

As of March 31, 2008, our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)	Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of our 2008 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended March 31, 2008, two clients, Dell and Hewlett-Packard, each accounted for more than 10% of our net revenue and collectively represented 42% of our net revenue for the three months ended March 31, 2008. Our largest client, Dell, represented 25% of our net revenue for the three months ended March 31, 2008. In the quarter ended March 31, 2007, these two clients collectively represented 49% of our net revenue with the largest individual client, Dell, accounting for 36% of our net revenue.

In February 2008, we received written notification from Dell that they will be terminating our service agreement. Under Dell’s transition plan set forth in the notice, Dell moved approximately half of the services being provided by us under the agreement internally effective on February 4, 2008, and moved the remainder over the subsequent three months. We are not performing any services for Dell subsequent to May 2, 2008. After giving effect to the termination by Dell, Hewlett-Packard is currently the only client that represents more than 10% of our net revenue.

We expect that a small number of clients will continue to account for a significant portion of our net revenue for the foreseeable future. The loss of any of our significant clients may cause a significant decrease in our net revenue. In addition, our software and technology clients operate in industries that experience consolidation from time to time, which could reduce the number of our existing and potential clients. Any loss of a single significant client may have a material adverse effect on our financial position, cash flows and results of operations.

Our clients may, from time to time, restructure their businesses, which may adversely impact the revenues we generate from those clients. Any restructuring or termination of our services by one of our significant clients could reduce the volume of services we provide and further reduce our expected future revenues, which would likely have a material adverse effect on our financial position, cash flows and results of operations.

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

We perform valuation analyses on all acquisitions and reassess the valuations and carrying value of goodwill and other intangible assets on our balance sheet at least annually. As of March 31, 2008, we had $15.5 million in goodwill and $6.2 million of unamortized intangibles. This reassessment has in the past resulted in adjustments in amortization schedules, and could in the future result in further adjustments, or in write-downs or write-offs of assets, which would negatively affect our financial position and operating results.

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

Although we reported net income in each of the four quarters during 2006 and 2007, we incurred a net loss of $277,000 in the quarter ended March 31, 2008. Our accumulated deficit through March 31, 2008 is $58.4 million. We may incur losses in the future. Factors which may cause us to incur losses in the future include:

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

We may decide to raise additional capital which might not be available to us on acceptable terms, if at all.

We may wish to secure additional capital for the acquisition of businesses, products or technologies that are complementary to ours, or to fund our working capital and capital expenditure requirements. To date, we have raised capital through both equity and debt financings. On April 25, 2007, we completed a follow-on public offering of our stock in which we issued an additional 3.5 million shares and raised $27 million in net proceeds. Any additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and interest expenses that will affect our financial results. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay or reduce the scope of our operations. At March 31, 2008, our cash balance was $33.6 million, and our net working capital was $25.5 million. We expect our cash balance to be sufficient to fund our operations for at least the next 12 months.

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

We have made technology and system improvements and capitalized those costs while the technology was being developed. During the year ended December 31, 2006, we deployed our new customer relationship management, or CRM system, which we had developed over an 18-month period. We invested $3.2 million in this system, which has a carrying value of $1.9 million as of March 31, 2008, and is being amortized over five years. We are using it as a CRM platform for our service sales clients. If unforeseen events or circumstances prohibit us from using this system with all clients, we may be forced to impair some or all of this asset, which could result in a charge to our financial results.

Defects or errors in our software could harm our reputation, impair our ability to sell our services and result in significant costs to us.

Our software is complex and may contain undetected defects or errors. We have not suffered significant harm from any defects or errors to date, but we have from time to time found defects in our software and we may discover additional defects in the future. We may not be able to detect and correct defects or errors before releasing software. Consequently, we or our clients may discover defects or errors after our software has been implemented. We have in the past implemented, and may in the future need to implement, corrections to our software to correct defects or errors. The occurrence of any defects or errors could result in:

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

The Federal Trade Commission’s, or FTC’s, telesales rules prohibit misrepresentations of the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation and specifically addresses other perceived telemarketing abuses in the offering of prizes. Additionally, the FTC’s rules limit the hours during which telemarketers may call consumers. The Federal Telephone Consumer Protection Act of 1991 contains other restrictions on facsimile transmissions and on telemarketers, including a prohibition on the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of

2003 contains restrictions on the content and distribution of commercial e-mail. A number of states also regulate telemarketing and some states have enacted restrictions similar to these federal laws. In addition, a number of states regulate e-mail and facsimile transmissions. State regulations of telesales, e-mail and facsimile transmissions may be more restrictive than federal laws. Any failure by us to comply with applicable statutes and regulations could result in penalties. There can be no assurance that additional federal or state legislation, or changes in regulatory implementation or judicial interpretation of existing or future laws, would not limit our activities in the future or significantly increase the cost of regulatory compliance.

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

In December 2004, the Financial Accounting Standards Board, or FASB, announced its decision to require companies to expense employee stock options. The pro forma disclosure that the FASB previously permitted is no longer an alternative to the financial statement recognition of the expense. We adopted the new accounting pronouncement, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, beginning on January 1, 2006. Our stock based compensation charges were approximately $404,000 during the quarter ended March 31, 2008, and $314,000 during the same period in 2007. This change in accounting practices may adversely affect our future reported results of operations due to future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted, but will have no impact on cash flows.

Terrorist acts and acts of war may harm our business and revenue, costs and expenses, and financial position.

Terrorist acts or acts of war may cause damage to our employees, facilities, clients, our clients’ customers, and vendors which could significantly impact our revenues, costs and expenses, financial position and results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot be presently predicted. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

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

Our common stock price is volatile.

During the year ended December 31, 2007, the price for our common stock fluctuated between $5.99 per share and $11.21 per share. During the quarter ended March 31, 2008, the price for our common stock fluctuated between $2.39 and $6.80 per share. The trading price of our common stock may continue to fluctuate widely due to:

•	quarter to quarter variations in results of operations;

•	loss of a major client;

•	changes in the economic environment which could reduce our potential;

•	announcements of technological innovations by us or our competitors;

•	changes in, or our failure to meet, the expectations of securities analysts;

•	new products or services offered by us or our competitors;

•	changes in market valuations of similar companies;

•	announcements of strategic relationships or acquisitions by us or our competitors;

•	other events or factors that may be beyond our control; or

•	dilution resulting from the raising of additional capital.

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

As of March 31, 2008, our directors, executive officers and entities affiliated with them together beneficially control approximately 11.5% of our outstanding shares. As a result, these stockholders, acting together, may have the ability to disproportionately influence all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company, which, in turn, could depress the market price of our common stock.

Shares eligible for sale in the future could negatively affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of March 31, 2008, we had 20,232,149 outstanding shares of common stock which included 981,106 shares issued pursuant to restricted stock awards granted to certain employees. These restricted shares will become available for public sales subject to the respective employees continued employment with the company over vesting periods of not more than four years. In addition, there were an aggregate of 2,876,220 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 1,783,269 shares of common stock issuable upon exercise of options outstanding under our option plan and 1,092,951 shares of common stock issuable upon exercise of the outstanding warrants issued to the investors in our private placement transactions completed on February 7, 2006, June 15, 2005 and February 20, 2004. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, employee compensation or otherwise.

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

RAINMAKER SYSTEMS, INC.

Dated: May 8, 2008	/s/ MICHAEL SILTON
Michael Silton
Chief Executive Officer (Principal Executive Officer)

/s/ STEVE VALENZUELA
Steve Valenzuela
Secretary and Chief Financial Officer (Chief Accounting Officer)