Form 10-Q
period 2008-06-30
RAINMAKER SYSTEMS INC
filed 2008-08-07
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2008

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

As of July 31, 2008, the registrant had 20,454,194 shares of Common Stock outstanding.

RAINMAKER SYSTEMS, INC.

FORM 10-Q

AS OF JUNE 30, 2008

PART I.—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$24,492	$37,407
Restricted cash	366	157
Accounts receivable, less allowance for doubtful accounts of $262 at June 30, 2008 and $285 at December 31, 2007	13,490	20,625
Prepaid expenses and other current assets	3,327	3,622

Total current assets	41,675	61,811
Property and equipment, net	10,703	9,447
Intangible assets, net	5,358	7,049
Goodwill	15,620	14,539
Other non-current assets	2,005	2,706

Total assets	$75,361	$95,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,844	$25,466
Accrued compensation and benefits	2,222	2,062
Other accrued liabilities	2,170	3,447
Deferred revenue	3,920	3,541
Current portion of capital lease obligations	226	—
Current portion of notes payable	666	1,083

Total current liabilities	19,048	35,599
Deferred tax liability	229	167
Long term deferred revenue	505	401
Capital lease obligations, less current portion	240	—
Notes payable, less current portion	667	1,333

Total liabilities	20,689	37,500

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 20,524,125 shares issued and 20,456,570 shares outstanding at June 30, 2008 and 20,359,560 shares issued and 20,325,960 shares outstanding at December 31, 2007	19	19
Additional paid-in capital	117,444	116,391
Accumulated deficit	(62,274)	(58,074)
Accumulated other comprehensive loss	(166)	(51)
Treasury stock, at cost, 67,555 shares at June 30, 2008 and 33,600 shares at December 31, 2007	(351)	(233)

Total stockholders’ equity	54,672	58,052

Total liabilities and stockholders’ equity	$75,361	$95,552

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue	$17,817	$18,042	$38,419	$34,307
Cost of services	10,422	9,340	21,029	17,668

Gross margin	7,395	8,702	17,390	16,639

Operating expenses:
Sales and marketing	2,183	1,738	4,257	3,428
Technology and development	3,643	2,793	6,895	5,148
General and administrative	3,615	2,662	7,042	4,860
Depreciation and amortization	1,949	1,197	3,702	2,337

Total operating expense	11,390	8,390	21,896	15,773

Operating (loss) income	(3,995)	312	(4,506)	866
Interest and other income (expense), net	186	391	530	520

(Loss) income before income tax expense	(3,809)	703	(3,976)	1,386
Income tax expense	114	133	224	261

Net (loss) income	$(3,923)	$570	$(4,200)	$1,125

Basic (loss) income per share	$(0.20)	$0.03	$(0.22)	$0.07

Diluted (loss) income per share	$(0.20)	$0.03	$(0.22)	$0.06

Weighted average common share
Basic	19,367	17,401	19,347	16,040

Diluted	19,367	19,074	19,347	17,782

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net (loss) income	$(4,200)	$1,125
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	2,011	1,032
Amortization of intangible assets	1,691	1,305
Stock-based compensation expense	1,024	713
Provision for allowances for doubtful accounts	291	135
Amortization of discount on notes receivable	124	—
Loss on disposal of fixed assets	76	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	6,844	(4,378)
Prepaid expenses and other assets	868	(797)
Accounts payable	(15,618)	3,221
Accrued compensation and benefits	164	5
Other accrued liabilities	(1,136)	257
Deferred tax liability	(80)	55
Deferred revenue	483	(71)

Net cash (used in) provided by operating activities	(7,458)	2,602

Investing activities:
Purchases of property and equipment	(2,801)	(2,126)
Restricted cash, net	(209)	71
Acquisition of business, net of cash acquired	(1,000)	(1,510)

Net cash used in investing activities	(4,010)	(3,565)

Financing activities:
Proceeds from issuance of common stock from option exercises	19	294
Proceeds from issuance of common stock from ESPP	10	46
Proceeds from issuance of common stock from warrant exercises	—	54
Net proceeds from follow-on offering of common stock	—	27,264
Principal payment of notes payable	(1,062)	(750)
Principal payment of capital lease obligations	(253)	(2)
Tax payments in connection with treasury stock surrendered	(118)	—

Net cash (used in) provided by financing activities	(1,404)	26,906

Effect of exchange rate changes on cash:	(43)	(137)

Net (decrease) increase in cash and cash equivalents	(12,915)	25,806

Cash and cash equivalents at beginning of period	37,407	21,996

Cash and cash equivalents at end of period	$24,492	$47,802

Supplement disclosures of cash flow information:
Cash paid for interest	$46	$116

Cash paid for taxes	$276	$41

Supplemental non-cash investing and financing activities:
Acquisition of assets under capital lease	$719	$—

Issuance of notes payable for acquisition of assets	$—	$2,000

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

The results of our operations for the three and six months ended June 30, 2008 are not necessarily indicative of results to be expected for the year ending December 31, 2008, or any other period. These condensed consolidated financial statements should be read in conjunction with Rainmaker’s financial statements and notes thereto included in Rainmaker’s Annual Report on Form 10-K for the year ended December 31, 2007 and Quarterly Report on Form 10-Q for the period ended March 31, 2008. Balance sheet information as of December 31, 2007 has been derived from the audited financial statements for the year then ended.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our clients’ customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At June 30, 2008 and December 31, 2007, our allowance for potentially uncollectible accounts was $262,000 and $285,000, respectively.

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

Income Taxes

We account for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At June 30, 2008 and December 31, 2007, we had gross deferred tax assets of $19.2 million and $17.9 million, respectively. In 2007 and 2008, the deferred tax asset was subject to a 100% valuation allowance and therefore is not recorded on our balance sheet as an asset. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.

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

We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the three months ended June 30, 2008, one client, Hewlett-Packard, accounted for more than 10% of our net revenue and represented approximately 22% of our net revenue. In the six months ended June 30, 2008, two clients accounted for more than 10% of our net revenue with Hewlett-Packard representing approximately19% and Dell representing approximately 16% of our net revenue. In February 2008, we received written notification from Dell, our largest customer, that they would be terminating our service agreement. Under Dell’s transition plan set forth in the notice, Dell moved approximately half of the services being provided by us under the agreement internally effective February 4, 2008, and moved the remainder over the subsequent three months. We are not performing any services for Dell subsequent to May 2, 2008. In the three and six months ended June 30, 2007, Dell and HP accounted for 42% and 45%, respectively, of our net revenue with Dell representing 29% and 32% of our net revenue in the respective periods.

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

The following is a breakdown of net revenue by product line for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Contract sales	$6,171	$8,006	$15,963	$16,298
Lead development	10,526	9,034	20,265	16,039
Training sales	1,120	1,002	2,191	1,970

Total	$17,817	$18,042	$38,419	$34,307

Foreign revenues are attributed to the country of the business entity that executed the contract. The Company utilizes our call centers in the United States, Canada and the Philippines to fulfill these contracts. Property and equipment information is based on the physical location of the assets and goodwill and intangible information is based on the country of the business entity to which these are allocated. The following is a geographic breakdown of net revenue for the three and six months ended June 30, 2008 and 2007 and net long-lived assets as of June 30, 2008 and December 31, 2007 (in thousands):

	Three months ended June 30,		Six months ended June 30,
Net Revenue	2008	2007	2008	2007
United States	$15,514	$18,042	$33,599	$34,307
Cayman Islands	1,753	—	3,748	—
Philippines	550	—	1,072	—

Total	$17,817	$18,042	$38,419	$34,307

Property & Equipment, net	June 30, 2008	December 31, 2007
United States	$6,211	$5,893

Philippines	4,259	3,343

Canada	233	211

Total	$10,703	$9,447

Goodwill	June 30, 2008	December 31, 2007
United States	$8,734	$7,734

Philippines	5,748	5,633

Canada	1,138	1,172

Total	$15,620	$14,539

Intangible Assets, net	June 30, 2008	December 31, 2007
United States	$3,142	$4,264

Cayman Islands	2,216	2,785

Total	$5,358	$7,049

Foreign Currency Translation

During January 2007, we established a Canadian foreign subsidiary and subsequently purchased the Canadian based assets of CAS Systems. Additionally, in July 2007, we purchased Qinteraction Limited and its Philippine-based subsidiary. The functional currency of our Canadian and Philippine subsidiaries was determined to be their respective local currencies (Canadian Dollar and Philippine Peso), in accordance with FAS 52, Foreign Currency Translation. Foreign currency assets and liabilities are translated at the current exchange rates at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the year. The related unrealized gains and losses from foreign currency translation are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity in the consolidated balance sheets and consolidated statements of stockholders’ equity and comprehensive income (loss). Net gains and losses resulting from foreign exchange transactions are included in Interest and other income (expense), net in the consolidated statements of operations.

Related Party Transactions

We have made purchases of computer equipment and services from several vendors including Dell and Hewlett-Packard, our two largest clients for the three and six months ended June 30, 2008. During the three and six months ended June 30, 2008, we purchased equipment from Dell totaling $43,000 and $97,000, respectively, and from Hewlett-Packard totaling $35,000 and $60,000, respectively. For the three and six months ended June 30, 2007, we purchased equipment from Dell totaling $75,000 and $110,000, respectively, and Hewlett-Packard totaling $0 and $22,000, respectively.

The Chairman of our board of directors also serves on the board of Saama Technologies, a technology services firm. During the three and six months ended June 30, 2008, we paid Saama Technologies $35,000 and $66,000, respectively, for technology services. During the three and six months ended June 30, 2007, we paid Saama Technologies $149,000 and $207,000, respectively. We may continue to utilize their services and may expand the scope of Saama Technologies’ engagement in the future.

In October 2007, we closed an OEM licensing agreement with Market2Lead, Inc. (“Market2Lead”), a software-as-a-service provider of business-to-business automated marketing solutions, to further enhance LeadWorks, Rainmaker’s on-demand marketing automation application. In connection with this agreement, Rainmaker provided Market2Lead with growth financing of $2.5 million in secured convertible and term debt. During the three and six months ended June 30, 2008, we paid Market2Lead approximately $16,000 and $230,000, respectively, for marketing services. During the three and six months ended June 30, 2007, we paid Market2Lead approximately $21,000. We may continue to utilize their services and may expand the scope of the services that they provide to us in the future.

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

Basic net (loss) income per common share is computed using the weighted-average number of shares of common stock outstanding during the year which excludes approximately 1.1 million shares of unvested restricted share awards at June 30, 2008. Diluted earnings per common share also gives effect, as applicable, to the potential dilutive effect of outstanding stock options and warrants, using the treasury stock method, unvested restricted share awards, and convertible securities, using the if converted method, as of the beginning of the period presented or the original issuance date, if later.

The following table presents the calculation of basic and diluted net (loss) income per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net (loss) income	$(3,923)	$570	$(4,200)	$1,125

Weighted-average shares of common stock outstanding – basic	19,367	17,401	19,347	16,040
Plus: Outstanding dilutive options and warrants outstanding	—	2,815	—	2,908
Less: weighted-average shares subject to repurchase	—	(1,142)	—	(1,166)

Weighted-average shares used to compute diluted net (loss) income per share	19,367	19,074	19,347	17,782

Basic net (loss) income per share	$(0.20)	$0.03	$(0.22)	$0.07

Diluted net (loss) income per share	$(0.20)	$0.03	$(0.22)	$0.06

In the three and six months ended June 30, 2008, the Company excluded certain unvested restricted share awards, options and warrants from the calculation of diluted earnings per share because these securities were anti-dilutive. For the three and six months ended June 30, 2008, the Company excluded the dilutive effect of all 3.9 million unvested restricted share awards, outstanding stock options and warrants because these securities were anti-dilutive.

4.	ACQUISITIONS

Qinteraction Limited

On July 19, 2007, we entered into and closed a Stock Purchase Agreement (the “Purchase Agreement”) with the shareholders of Qinteraction Limited (“Qinteraction”), a Cayman Islands company, and James F. Bere, Jr. as representative of the shareholders. Qinteraction operated an offshore call center located in Manila, Philippines that provides a variety of business solutions including inbound sales and order-taking, inbound customer care, outbound telemarketing and lead generation, logistics support, and back-office processing. Additionally, Qinteraction is an established provider of business solutions that help businesses grow their revenue and has clients that range from start-up companies to Fortune 500 companies in logistics, telecommunications, technology and manufacturing. The acquisition provided the Company entry into an important geographic area and the opportunity to leverage a lower cost structure to further expand our business internationally. The results of Qinteraction’s operations have been included in our consolidated financial statements since the acquisition date. Under the terms of the Purchase Agreement, in exchange for all the outstanding shares of Qinteraction, Rainmaker paid at closing a total of $11.8 million, consisting of $7.0 million in cash and $4.8 million in Rainmaker common stock representing 559,284 shares based on the average closing stock price for the 5 days surrounding the announcement of the closing. The agreement also provided for a potential additional payment at the end of twelve months following the closing, based on the achievement of certain financial milestones for the 12-month period ending June 30, 2008, ranging from no additional payment up to a maximum of $4.5 million in cash and $3.5 million in Rainmaker common stock, subject to potential offset and post-closing conditions. Based upon the financial milestone measurement, the Company believes that no contingent payment has been earned. Accordingly, no additional purchase price was recorded at June 30, 2008.

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

On October 17, 2007, Rainmaker filed a registration statement with the Securities and Exchange Commission with respect to the shares issued to Qinteraction’s shareholders that became effective November 7, 2007. Such shares are initially subject to a contractual prohibition of sale with shares available for sale from closing as follows: 241,890 shares were initially not available for public sale for 6 months from the acquisition date and became available for public sale in January 2008, 241,891 shares were initially not available for public sale for one year from the acquisition date and became available for sale in July 2008. In addition, 75,503 of the shares of the common stock consideration have been placed in escrow to secure certain customary indemnity obligations under the Purchase Agreement. Two-thirds of the escrow was scheduled to be released after 12 months from closing and the remaining one-third may be available for release after 15 months from closing. The release of such shares from escrow is subject to post-closing conditions, potential adjustments and offsets. No shares have been released from escrow as of yet as the Company has filed a claim against the escrow.

CAS Systems Asset Purchase

On January 25, 2007, we and our wholly-owned subsidiary, Rainmaker Systems (Canada) Inc., a Canadian federal corporation, simultaneously entered into and closed two Asset Purchase Agreements (the “Purchase Agreements”) with CAS Systems, Inc., a California corporation, 3079028 Nova Scotia Company, its wholly-owned Canadian subsidiary (collectively “CAS”) and Barry Hanson, as representative of the shareholders of CAS. The results of CAS’s operations have been included in our consolidated financial statements since that date. CAS increases the scale of our growing lead development operations by adding management strength, multiple locations, and an established international presence in Canada. Under the terms of the Purchase Agreements, in exchange for substantially all of the assets of CAS and its Canadian subsidiary, Rainmaker paid a total of $2 million at closing, and will pay an additional $2 million over three years plus interest at a fixed rate of 5.36% per annum. The first annual installment was paid in January 2008 and the remaining outstanding principal balance is approximately $1.3 million. The Purchase Agreements also provided for a potential additional payment of $1 million contingent on attaining certain performance metrics at the end of the 12 months following the acquisition, subject to adjustment. The performance metrics were achieved, therefore the payment of $1 million was made by the Company in January 2008 and is included as additional purchase price and an addition to goodwill in the first fiscal quarter of 2008.

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

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the purchases of assets from CAS Systems and shares of Qinteraction Limited had occurred at the beginning of the period ended June 30, 2007 and assumes the amortization of intangible assets, the effect of compensation expense for the restricted stock awards granted to employees of the acquired companies, the reduction of revenue for the estimated fair value of the legal performance obligation in accordance with the guidance of EITF 01-03, and the tax effect of the aforementioned adjustments (in thousands, except per share amounts):

	Three months ended June 30, 2007	Six months ended June 30, 2007
	(Unaudited)	(Unaudited)
Pro forma net revenue	$20,191	$39,057

Pro forma net income	$275	$547

Pro forma – basic net income per share	$0.02	$0.03

Pro forma – diluted net income per share	$0.01	$0.03

Pro forma weighted average shares outstanding – basic	17,960	16,599

Pro forma weighted average shares outstanding – diluted	19,703	18,418

5.	PROPERTY AND EQUIPMENT

	Estimated Useful Life	June 30, 2008	December 31, 2007
Property and equipment:
Computer equipment	3 years	$8,307	$6,223
Capitalized software and development	2-5 years	14,276	12,685
Furniture and fixtures	5 years	1,046	1,833
Leasehold improvements	Lease term	1,476	1,085

		25,105	21 826
Accumulated depreciation and amortization		(14,848)	(12,988)
Construction in process (1)		446	609

Property and equipment, net		$10,703	$9,447

(1)	Construction in process at June 30, 2008, consists primarily of costs incurred to develop and enhance internal use software in support of the companies primary platforms used in our contract sales, lead development and training sales product lines and internal customization of a financial reporting tool. At this time, we estimate costs to complete these projects will be in the range of $100,000, subject to potential future revisions.

6.	INTANGIBLE ASSETS

	Estimated Useful Life	June 30, 2008	December 31, 2007
Intangible assets:
Developed technology	3-5 years	$1,980	$1,980
Customer relations	2-5 years	8,270	8,270
Database	5 years	1,100	1,100
Trade name	10 years	1,100	1,100

		12,450	12,450
Accumulated amortization		(7,092)	(5,401)

Intangibles assets, net		$5,358	$7,049

Future amortization of intangible assets at June 30, 2008 is as follows:

Remainder of 2008	$1,513
Fiscal: 2009	2,152
2010	997
2011	445
2012	133
Thereafter	118

Total future amortization	$5,358

7.	LONG-TERM DEBT and CAPITAL LEASE OBLIGATIONS

Long-term debt consists of the following (in thousands):

	June 30, 2008	December 31, 2007
February 2005 Term Loan	$—	$166
June 2005 Term Loan	—	250
Notes Payable – CAS	1,333	2,000

	1,333	2,416
Less: Current Portion	(666)	(1,083)

Total Long-Term Debt	$667	$1,333

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

June 2005 Term Loan

In June 2005, we entered into a business loan agreement with Bridge Bank, pursuant to which we obtained a $1.5 million term loan that was utilized to fund the implementation of the Company’s new client management system. The June 2005 Term Loan was to be repaid in 36 monthly installments of approximately $42,000 plus interest at a variable rate of prime per annum. The balance of the loan was paid off in June 2008 in accordance with the loan agreement.

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

Revolving Credit Facility

In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank. The Revolving Credit Facility originally matured in May 2005, and provided borrowing availability up to a maximum of $3.0 million through a secured revolving line of credit that included a $1.0 million letter of credit facility. In December 2005, the total available under the Revolving Credit Facility was increased to $4.0 million and the maturity was extended to December 2006. In July 2006, the maturity date of the Revolving Credit Facility was further extended to October 10, 2007 and in June 2008, the maturity date was extended to October 10, 2008. As of June 30, 2008, we had no amounts outstanding under the Revolving Credit Facility.

Future debt maturities at June 30, 2008 are as follows (in thousands):

Six months ending December 31, 2008	$—
Fiscal year ending December 31, 2009	666
Fiscal year ending December 31, 2010	667

Total	$1,333

Capital Lease Obligation

In March 2008, we entered into a 3-year software licensing agreement with Microsoft GP. In accordance with the terms of the agreement, we will pay three annual installments of approximately $254,000 beginning in April 2008 for the licensing rights to use certain Microsoft software. The present value of the future lease payments is included as a liability on the balance sheet as both a current and long term lease obligation as of June 30, 2008. The effective annual interest rate on the capital lease obligation is estimated to be 6.25%.

8.	COMMON STOCK

On April 25, 2007, we announced that we had closed a public offering of an aggregate of 4,165,690 shares of our common stock at a public offering price of $8.50 per share (the “Offering”). Pursuant to the Offering, 3,500,000 shares were sold by us and 665,690 shares were sold by the selling stockholders named in the prospectus supplement, generating gross proceeds to the Company, after underwriting discounts and commissions, of $28.1 million. Net proceeds to the Company from the offering were approximately $27.2 million after payment of all expenses relating to the offering. We expect to continue to use the net proceeds from this offering for general corporate purposes, including working capital and capital expenditures. We also used a portion of the net proceeds to acquire Qinteraction, to make debt payments related to the CAS Systems acquisition, to pay the $1 million in additional consideration in the quarter ended March 31, 2008 related to the CAS acquisition and we may use a portion of the net proceeds to acquire complementary technologies or businesses in the future when the opportunity arises.

In July 2008, the Company’s Board of Directors approved a Stock Repurchase Program (the “Program”) authorizing the repurchase of up to $3 million of its common stock. Under the Program, shares may be repurchased from time to time in open market transactions at prevailing market prices. The timing and actual number of shares purchased will depend on a variety of factors, such as price, corporate and regulatory requirements, and market conditions. Repurchases under the Program will be made using the Company’s available cash or borrowings. The Program will have a one-year term and may be commenced, suspended or terminated at any time, or from time-to-time at management’s discretion without prior notice.

9.	STOCK-BASED COMPENSATION EXPENSE

We expense stock-based compensation to the same operating expense categories that the respective award grantee’s salary expense is reported. The table below reflects stock-based compensation expense for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock based compensation expense included:
Cost of services	$85	$92	$12	$161
Sales and marketing	61	86	81	146
Technology	85	46	167	84
General and administrative	389	175	764	322

	$620	$399	$1,024	$713

At June 30, 2008, approximately $7.4 million of stock-based compensation relating to unvested awards had not been amortized and will be expensed in future periods through 2012. Under current grants that are unvested and outstanding, approximately $1.3 million will be expensed in the remainder of 2008 as stock-based compensation subject to true-up adjustments for forfeitures and vestings during the year.

We calculate the value of our stock option awards when they are granted. Accordingly, we update our valuation assumptions for the risk-free interest rate on a monthly basis and volatility on a quarterly basis and apply these to the new grants each quarter that option grants are awarded. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants and possible ranges of estimated forfeiture. During the six months ended June 30, 2008 and 2007, the weighted average valuation assumptions for stock option awards were as follows:

	Six Months Ended June 30,
	2008	2007
Expected life in years	5.15	4.32
Volatility	86.3%	73.2%
Risk-free interest rate	2.8%	4.7%
Forfeiture Rate:
Four year vesting schedule	21.07%	5.9%
One to two year vesting schedule	—	6.1%

Expected life of our option grants is estimated based on our analysis of our actual historical option exercises and cancellations. Expected stock price volatility is based on the historical volatility from traded shares of our stock over the expected term. The risk-free interest rate is based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. We do not expect to pay dividends in the near term and therefore do not incorporate the dividend yield as part of our assumptions. Stock-based compensation expense is adjusted periodically for actual vestings and forfeitures that occur during the period.

In the quarter ended June 30, 2008, our stockholders approved a one-time increase of 950,000 shares in the number of shares available for grant under our 2003 Stock Incentive Plan. Additionally, we filed a registration statement on March 12, 2008 for an additional 600,000 shares representing the annual automatic share increase provision of this plan. A summary of activity under our Stock Incentive Plans for the six months ended June 30, 2008, is as follows:

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2007	131,981	1,377,248	$5.03
Authorized	1,550,000	—	—
Options granted	(492,000)	492,000	3.22
Restricted stock awards granted	(260,000)	—	—
Options exercised	—	(12,624)	1.47
Options canceled	103,836	(103,837)	5.96
Restricted stock awards forfeited	110,938	—	—

Balance at June 30, 2008	1,144,755	1,752,787	$4.49

The following table summarizes the activity with regard to restricted stock awards during the six months ended June 30, 2008. Restricted stock awards are issued from the 2003 Stock Incentive Plan and any issuances will reduce the shares available for grant as indicated in the previous table. We calculate the value of our restricted stock awards when they are granted and they are valued at the closing market price on the date of the grant. Additionally, we apply an expected forfeiture rate to the grants when we are calculating our stock-based compensation expense and we evaluate the historical activity of our restricted stock awards annually to determine the possible ranges of expected forfeitures. The weighted average forfeiture rate used during the 6 months ended June 30, 2008 was 9.68%.

	Number of Shares	Weighted Average Grant Price
Balance at December 31, 2007	1,023,282	$7.08
Granted	260,000	3.58
Vested	(108,166)	7.04
Forfeited	(110,938)	7.09

Balance of nonvested shares at June 30, 2008	1,064,178	$6.23

The total fair value of the non-vested restricted stock awards at grant date was $6.6 million as of June 30, 2008.

The following table summarizes information about stock options outstanding as of June 30, 2008:

	Options Outstanding				Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 6/30/08 of $2.92	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 6/30/08 of $2.92
$ 1.10 - $ 1.35	104,876	2.07	$1.15	$185,633	104,876	$1.15	$185,633
$ 1.36 - $ 2.29	94,402	4.10	1.59	125,390	94,402	1.59	125,390
$ 2.30 - $ 2.55	136,344	6.59	2.51	55,792	136,343	2.51	55,792
$ 2.56 - $ 2.80	266,895	7.44	2.57	93,039	254,395	2.57	89,413
$ 2.81 - $ 3.90	490,600	9.37	3.16	1,047	86,493	2.99	1,047
$ 3.91 - $ 7.70	394,376	7.90	6.58	—	191,250	6.44	—
$ 7.71 - $13.28	262,494	6.62	9.07	—	191,084	9.06	—
$13.29 - $20.32	2,800	3.28	18.45	—	2,800	18.45	—

$ 1.10 - $20.32	1,752,787	7.39	$4.49	$460,901	1,061,643	$4.27	$457,275

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on our closing stock price of $2.92 as of June 30, 2008, which would have been received by the option holders had all option holders exercised their in-the-money options as of that date.

10.	OTHER COMPREHENSIVE INCOME (LOSS)

With the establishment of our Canadian foreign subsidiary and the subsequent purchase of Canadian based assets from CAS on January 25, 2007, we accordingly recorded a foreign currency translation adjustment within other comprehensive income during the three and six months ended June 30, 2008 and 2007, since the functional currency of this foreign location was determined to be the Canadian dollar. Additionally, on July 19, 2007, we purchased Qinteraction Limited and its Philippine-based subsidiary. The functional currency of the Philippine-based subsidiary is the Philippine peso and we have recorded a foreign currency translation adjustment within other comprehensive income during the three and six months ended June 30, 2008. The components of comprehensive income (loss) were as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(3,923)	$570	$(4,200)	$1,125
Foreign currency translation adjustments	(51)	(109)	(115)	(129)

Comprehensive income (loss)	$(3,974)	$461	$(4,315)	$996

The components of the balance sheet caption accumulated other comprehensive loss are as follows (in thousands):

	June 30, 2008	December 31, 2007
Foreign currency translation adjustments	$(166)	$(51)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In February 2008, we received written notification from our largest client, Dell, that they would be terminating our service agreement. Under Dell’s transition plan set forth in the notice, Dell moved approximately half of the services provided by us under the agreement internally effective February 4, 2008, and moved the remainder over the subsequent three months. We are not performing any services for Dell subsequent to May 2, 2008. Dell represented approximately 29% of our net revenue for the 2007 fiscal year and approximately 38% of our net revenue in 2006. For the six months ended June 30, 2008, Dell represented approximately 16% of our net revenue.

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

With the establishment of our Canadian foreign subsidiary and the subsequent purchase of Canadian based assets from CAS Systems on January 25, 2007, we adopted a policy for recording foreign currency transactions and translation in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (SFAS No. 52). For our Canadian subsidiary, the functional currency has been determined to be the local currency, and, therefore, assets and liabilities are translated at period-end exchange rates, and statement of operations items are translated at an average exchange rate prevailing during the period. Such translation adjustments are recorded in accumulated comprehensive income (loss), a component of stockholders’ equity. In July 2007, we acquired Qinteraction Limited and its Philippine-based subsidiary. As a result of this acquisition, we also adopted the policy mentioned above for recording foreign currency transactions and translations for this subsidiary as the functional currency has been determined to be the local currency for the Philippine-based subsidiary. Gains and losses from foreign currency denominated transactions are included in interest and other income (expense), net in the consolidated statements of operations. Gains from foreign currency denominated transactions amounted to $17,000 and $9,000 for the three and six months ended June 30, 2008, and gains from foreign currency denominated transactions amounted to $52,000 and $64,000 for the three and six months ended June 30, 2007.

Management believes there have been no significant changes during the three and six months ended June 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Results of Operations

The following table sets forth for the periods given selected financial data as a percentage of our revenue. The table and discussion below should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this report as well as with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, and with our financial statements and notes thereto included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue	100.0%	100.0%	100.0%	100.0%
Costs of services	58.5	51.8	54.7	51.5

Gross margin	41.5	48.2	45.3	48.5

Operating expenses:
Sales and marketing	12.3	9.6	11.1	10.0
Technology and development	20.4	15.5	18.0	15.0
General and administrative	20.3	14.8	18.3	14.2
Depreciation and amortization	10.9	6.6	9.6	6.8

Total operating expenses	63.9	46.5	57.0	46.0

Operating (loss) income	(22.4)	1.7	(11.7)	2.5
Interest and other income (expense), net	1.0	2.2	1.4	1.5

Income (loss) before income tax expense	(21.4)	3.9	(10.3)	4.0
Income tax expense	0.6	0.7	0.6	0.7

Net income (loss)	(22.0)%	3.2%	(10.9)%	3.3%

Comparison of Three Months Ended June 30, 2008 and 2007

Net Revenue. Net revenue decreased $225,000, or 1%, to $17.8 million in the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. Revenue from our contract sales product line was $6.2 million and decreased approximately $1.8 million as compared to the prior year as a result of a $4.4 million reduction in Dell revenue partially offset by increased revenue from other new and existing clients. Our lead development product line revenue was $10.5 million and increased approximately $1.5 million as compared to the prior year partially resulting from the acquisition of Qinteraction in July 2007. Revenue from our training sales product line was $1.1 million and increased approximately $118,000 as compared to the prior year as a result of increased revenue from new and existing clients.

Costs of Services and Gross Margin. Costs of services increased $1.1 million, or 12%, to $10.4 million in the three months ended June 30, 2008, as compared to the 2007 comparative period. The increase is primarily attributable to the acquisition of Qinteraction in July 2007. Our gross margin percentage decreased to 42% from 48% in the three months ended June 30, 2008 as compared to the prior year due primarily to the termination of the Dell services agreement which caused a shift in the mix of business from contract sales to the lower margin lead development product line. Our lead development product line has increased to 59% of total net revenue for the quarter ended June 30, 2008, as compared to 50% of total net revenue in the 2007 comparable period.

Sales and Marketing Expenses. Sales and marketing expenses increased $445,000, or 26%, to $2.2 million in the three months ended June 30, 2008, as compared to the 2007 comparative period. The increase is primarily due to approximately $122,000 related to corporate marketing and other marketing initiatives, $106,000 related to recruiting fees and severance charges, $81,000 in increased sales commission expenses, and approximately $42,000 in increased sales support. The addition of our Rainmaker Asia division in July 2007 added approximately $93,000 in increased expenses in the current year period. We expect sales and marketing expenses to continue to increase in absolute dollars and slightly as a percentage of revenue for the foreseeable future as we continue to strive for growth in our business.

Technology and Development Expenses. Technology and development expenses increased $850,000, or 30%, to $3.6 million during the three months ended June 30, 2008, as compared to the 2007 comparative period. The increase is primarily attributable to increases in expenses relating to supporting client driven initiatives including an increase in project management staff and data resources. Additionally, the increase was also attributable to an investment in help desk support, and additional staffing of leadership roles and development staff in the Philippines. We expect technology and development expenses to increase on an absolute dollar basis during the remainder of 2008 as we continue to invest in development of our solutions, including internationalization of our solutions, for our customers and in technology infrastructure.

General and Administrative Expenses. General and administrative expenses increased $953,000, or 36%, to $3.6 million during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. The increase was primarily due to approximately $475,000 in increased compensation costs related to additional staff added to support the new and existing business of the Company. Included in the $475,000 are compensation increases of $214,000 related to increased stock-based compensation charges during the 2008 period, and legal fees associated with new contract activity and the termination of the Dell services agreement. Additionally, approximately $451,000 in expenses related to Qinteraction which was acquired in July 2007 and $227,000 in estimated rent expense recorded related to the Oakland office closure contributed to the overall increase. The Company expects Sarbanes-Oxley related audit expenses to decrease as we will not be required to have to have an audit of the Company’s internal controls for the 2008 fiscal year as required under Sarbanes-Oxley section 404(b) as our “non-affiliated market cap” fell below the $50 million level as of June 30, 2008 and, accordingly, we anticipate exiting the accelerated filer status as of year-end.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $752,000, or 63%, to $1.9 million for the three months ended June 30, 2008, as compared to the 2007 period. The increase is partially due to our acquisition of Qinteraction in July 2007 which accounts for approximately $484,000 of the increase in depreciation and amortization expense in 2008. The remaining increase is due to increased depreciation of property and equipment as a result of our capital expenditures over the last year. Because of our acquisitions and the investments being made in our infrastructure, we expect depreciation and amortization expense to continue to increase for the foreseeable future.

Interest and Other Income (Expense), Net. The components of interest and other income (expense), net are as follows (in thousands):

	Three Months Ended June 30,
	2008	2007	Change
Interest income	$210	$392	$(182)
Interest expense	(19)	(54)	35
Currency translation gain	17	52	(35)
Other	(22)	1	(23)

	$186	$391	$(205)

The decrease in interest income is attributable to the reduction in net cash balances resulting primarily from the termination of the Dell services agreement along with a decline in interest rates earned as money market rates have decreased during 2008. Interest expense has decreased due to the maturities during the 2008 fiscal year of the $3.0 million Term Loan obtained in February 2005, and the $1.5 million Term loan obtained in June 2005.

The change in the currency translation gain is primarily due to the fluctuation of currency exchange rates on a note payable to a third party denominated in United States dollars that is owed by our Canadian subsidiary in connection with our acquisition of CAS Systems. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.

Income Tax Expense. Income tax expense decreased $19,000, or 14%, to $114,000 for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. Our income tax expense for the three month period ended June 30, 2008 is based on our estimate of taxable income for the full year ended December 31, 2008. The effective tax rate implied by our income tax expense may be adjusted if our estimate of taxable income/(loss) changes significantly during the remainder of the year.

Comparison of Six Months Ended June 30, 2008 and 2007

Net Revenue. Net revenue increased $4.1 million, or 12%, to $38.4 million in the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. Our lead development product line revenue was $20.3 million and generated $4.2 million of the increase as compared to the prior year partially resulting from the acquisition of Qinteraction in July 2007. Revenue from our contract sales product line was $15.9 million and decreased approximately $335,000 as compared to the prior year as a result of a $5.2 million reduction in Dell revenue partially offset by increased revenue from other new and existing clients. Revenue from our training sales product line was $2.2 million and increased approximately $222,000 as compared to the prior year as a result of increased revenue from new and existing clients.

Costs of Services and Gross Margin. Costs of services increased $3.4 million, or 19%, to $21.0 million in the six months ended June 30, 2008, as compared to the 2007 comparative period. The increase is primarily attributable to the acquisition of Qinteraction in July 2007 which contributed approximately $2.6 million in costs of services during 2008. Our gross margin percentage decreased to 45% from 49% in the six months ended June 30, 2008 as compared to the prior year due primarily to the termination of the Dell services agreement which caused a shift in the mix of business from contract sales to the lower margin lead development product line. Our lead development product line has increased to 53% of total net revenue for the six months ended June 30, 2008, as compared to 47% of total net revenue in the 2007 comparable period.

Sales and Marketing Expenses. Sales and marketing expenses increased $829,000, or 24%, to $4.3 million in the six months ended June 30, 2008, as compared to the 2007 comparative period. The increase is primarily due to approximately $446,000 in increased sales commission expenses, $218,000 in increased personnel costs which include salaries & benefits, severance, recruiting & relocation due to employee turnover, and $132,000 in consulting fees for corporate marketing and other marketing initiatives. We expect sales and marketing expenses to continue to increase in absolute dollars and slightly as a percentage of revenue for the foreseeable future as we continue to add new business and support our existing clients.

Technology and Development Expenses. Technology and development expenses increased $1.7 million, or 34%, to $6.9 million during the six months ended June 30, 2008, as compared to the 2007 comparative period. The increase is primarily attributable to increases in expenses relating to supporting client driven initiatives including an increase in project management staff and data resources. Additionally, the increase was also attributable to an investment in help desk support, and additional staffing of leadership roles and development staff in the Philippines. We expect technology and development expenses to increase on an absolute dollar basis in the remainder of 2008 as we continue to invest in development of our solutions, including internationalization of our solutions, for our customers and in technology infrastructure.

General and Administrative Expenses. General and administrative expenses increased $2.2 million, or 45%, to $7.0 million during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. The increase was primarily due to approximately $1.2 million in increased compensation costs related to additional staff added to support the new and existing business of the Company. Included in the $1.2 million in compensation increases was $442,000 related to increased stock-based compensation charges during the 2008 period. Rent increased approximately $227,000 as compared to the prior year period primarily due to the recording of the estimated rent expense related to the Oakland office closure. Legal fees increased approximately $357,000 and were associated with new contract activity and the termination of the Dell services agreement. The Company expects Sarbanes-Oxley related audit expenses to decrease as we will not be required to have to have an audit of the Company’s internal controls for the 2008 fiscal year as required under Sarbanes-Oxley section 404(b) as our “non-affiliated market cap” fell below the $50 million level as of June 30, 2008 and, accordingly, we anticipate exiting the accelerated filer status as of year-end.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $1.4 million, or 58%, to $3.7 million for the six months ended June 30, 2008, as compared to the 2007 period. The increase is primarily due to our acquisition of Qinteraction in July 2007 which accounts for approximately $957,000 of the increase in depreciation and amortization expense in 2008. The remaining increase is due to increased depreciation of property and equipment as a result of our capital expenditures over the last year. Because of our acquisitions and the investments being made in our infrastructure, we expect depreciation and amortization expense to continue to increase for the foreseeable future.

Interest and Other Income (Expense), Net. The components of interest and other income (expense), net are as follows (in thousands):

	Six Months Ended June 30,		Change
	2008	2007
Interest income	$562	$560	$2
Interest expense	(41)	(106)	65
Currency translation gain	9	64	(55)
Other	—	2	(2)

	$530	$520	$10

Interest income is attributable to the investing of our cash balances in short-term interest bearing deposit accounts. Interest rate decreases during the second half of 2007 and all of 2008 offset our higher weighted average cash balance during 2008. Interest expense is the result of the $3.0 million Term Loan obtained in February 2005 in connection with the acquisition of Sunset Direct, interest on the $1.5 million June 2005 Term Loan to fund the purchase and implementation of our new client management system and interest incurred with notes payable issued with the purchase of the assets of CAS Systems. We have paid off all term loans during 2008 and have made the first of three principal payments on the CAS Systems loan during 2008 resulting in reduced interest expense in the 2008 period.

The change in currency translation gain is primarily due to the fluctuation of currency exchange rates on a note payable to a third party denominated in United States dollars that is owed by our Canadian subsidiary in connection with our acquisition of CAS Systems. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.

Income Tax Expense. Income tax expense decreased $37,000, or 14%, to $224,000 for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. Our income tax expense for the six month period ended June 30, 2008 is based on our estimate of taxable income for the full year ended December 31, 2008. The effective tax rate implied by our income tax expense may be adjusted if our estimate of taxable income/(loss) changes significantly during the remainder of the year.

Liquidity and Sources of Capital

Cash used in operating activities for the six months ended June 30, 2008 was $7.5 million as compared to cash provided by operating activities of $2.6 million in the six months ended June 30, 2007. Cash used in operating activities for the six months ended June 30, 2008 was primarily the result of a net loss totaling $4.2 million, non-cash expenditures of depreciation and amortization of property and intangibles of $3.7 million, stock-based compensation charges of $1.0 million, the provision for allowance for doubtful accounts of $291,000, amortization of discount on notes receivable of $124,000, loss on disposal of fixed assets of $76,000, and changes in operating assets and liabilities, net of assets acquired and liabilities assumed, that accounted for $8.5 million of the decrease in cash for the year. The net loss and decrease in accounts payable was mainly due to the termination of our agreement with Dell, which in the prior period resulted in an increase in cash and corresponding increase in accounts payable, as the company would collect from the customers of Dell and then remit to Dell 30 to 60 days later.

The two largest components of our changes in operating assets and liabilities are accounts payable and accounts receivable. When we sell a service or maintenance contract for a client, we record the sales price of the contract to the client’s customer as our receivable and also record our payable to the client for our cost of the contract, which is effectively the same amount less our compensation for obtaining the contract for our client. For this reason, our accounts payable is composed primarily of amounts due to our clients for service and maintenance contracts we sold on their behalf. Accounts payable therefore decreases in relation to our decreased sales of service contracts on behalf of our clients. However, because we report as revenue only the net difference between our account receivable from the customer of our client and our account payable to our client in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, any decrease in net revenue from service contract sales results in a much larger decrease in our accounts payable, which is treated as negative cash flow from operating activities. The reduction in accounts receivable and payable in 2008 are a direct impact of the termination of the Dell services agreement, which are the main reasons for the decrease in operating cash.

Accounts receivable decreased at June 30, 2008 as compared to June 30, 2007 as a result of the termination of the Dell contract. Our days sales outstanding, or DSO, increased to 33 days at June 30, 2008 as compared to 31 days at June 30, 2007. Since we record the gross billing to the end customer of our clients in our accounts receivable, we calculate DSO based on our ability to collect those gross billings from the end customers. We expect DSO to increase in the future due to the loss of the Dell business and as lead development becomes a higher percentage of our net revenues since these contracts have longer payment terms.

Cash provided by operating activities in the six months ended June 30, 2007 was primarily the result of net income totaling $1.1 million, non-cash expenditures of depreciation and amortization of property and intangibles of $2.3 million, stock-based compensation charges of $713,000, the provision for allowance for doubtful accounts of $135,000, and changes in operating assets and liabilities, net of assets acquired and liabilities assumed, that used $1.7 million.

Cash used in investing activities was $4.0 million and $3.6 million in the six months ended June 30, 2008 and 2007, respectively. The increase in cash used in investing activities was primarily due to investments of approximately $2.8 million in purchases of property and equipment for the six months ended June 30, 2008 as compared to $2.1 million for the comparable period in 2007. The purchase agreement for our acquisition of CAS Systems provided for a potential additional payment of $1 million contingent on attaining certain performance metrics at the end of the 12 months following the acquisition, subject to adjustment. The performance metrics were achieved and the payment of $1 million was made by the Company in January 2008. Restricted cash represents the reserve for the refund due for non-service payments inadvertently paid to the Company by our clients’ customers instead of paid directly to the Company’s clients. At the time of cash receipt, the Company records a current liability for the amount of non-service payments received. The decrease in restricted cash represents the reduction of our balance of refunds due to customers.

Cash used in financing activities was $1.4 million in the six months ended June 30, 2008 as compared to cash provided of $26.9 million in the 2007 period. Cash used in financing activities for the six months ended June 30, 2008 was primarily a result of principal payments of $1.1 million on our term loans and CAS notes, purchases of $253,000 of treasury stock from employees and directors for shares withheld for income taxes payable on restricted stock awards vested, and principal payments on our capital lease obligations of $118,000. We received approximately $19,000 from the exercise of stock options during the period and $10,000 from the purchase of shares in our ESPP. In the 2007 period, we had net proceeds from a follow-on offering of our common stock of $27.3 million. Additionally, we received approximately $348,000 from the exercise of stock options and warrants and $46,000 from the purchase of shares in our ESPP. These funds received were partially offset by $750,000 in principal payments on our term loans.

In connection with our acquisitions of CAS Systems in January 2007 and Qinteraction Limited in July 2007, the purchase agreements provided for a potential additional payment at the end of twelve months following each acquisition, based on the achievement of certain financial milestones specific to each individual acquisition. In January 2008, the Company paid $1 million relating to the CAS Systems acquisition. Based upon Qinteraction not meeting the financial milestones subsequent to the acquisition as specified in the purchase agreement, the Company believes that no additional payment is owed for the Qinteraction Limited acquisition.

Our principal source of liquidity as of June 30, 2008 consisted of $24.5 million of cash and cash equivalents. We anticipate that our existing capital resources and cash flow expected to be generated from future operations will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months.

In February 2008, we received written notification from Dell that they would be terminating our service agreement. Under Dell’s transition plan set forth in the notice, Dell moved approximately half of the services provided by us under the agreement internally effective February 4, 2008, and moved the remainder over the subsequent three months. We are not performing any services for Dell subsequent to May 2, 2008. Dell represented approximately 29% of our net revenue for the 2007 fiscal year and approximately 38% of our net revenue in 2006. For the six months ended June 30, 2008, Dell represented approximately 16% of our net revenue.

In July 2008, the Company’s Board of Directors approved a Stock Repurchase Program (the “Program”) authorizing the repurchase of up to $3 million of its common stock. Under the Program, shares may be repurchased from time to time in open market transactions at prevailing market prices. The timing and actual number of shares purchased will depend on a variety of factors, such as price, corporate and regulatory requirements, and market conditions. Repurchases under the Program will be made using the Company’s available cash or borrowings. The Program will have a one-year term and may be commenced, suspended or terminated at any time, or from time-to-time at management’s discretion without prior notice.

Credit Arrangements

On June 30, 2008, we executed a further amendment to our Revolving Credit Facility with our lender, Bridge Bank. The amendment extended the maturity date of the Revolving Credit Facility from October 10, 2007 to October 10, 2008. As of June 30, 2008, we had no borrowings under the Revolving Credit Facility and had one undrawn letter of credit outstanding under the Revolving Credit Facility with a face amount of $100,000. We originally entered into this Revolving Credit Facility with our lender in April 2004.

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued an irrevocable standby letter of credit to one of our clients. The letter of credit was issued in the amount of $325,000 as a guarantee for service contracts sold by us on behalf of our client and expired in September 2007. The letters of credit were issued under the Revolving Credit Facility described above. As of June 30, 2008, no amounts have been drawn against the letters of credit.

In June 2005, we entered into a business loan agreement with Bridge Bank, pursuant to which we obtained a $1.5 million term loan, or the June 2005 Term Loan, that was utilized to fund the purchase and implementation of our new client management system. The June 2005 Term Loan was to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime per annum. This loan matured and was paid off in June 2008.

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

The Revolving Credit Facility is secured by substantially all of our consolidated assets, including intellectual property. We are subject to certain financial covenants related to this credit facility. We are obligated to maintain a specified minimum net income and minimum debt service coverage ratio. The Revolving Credit Facility contains customary covenants that will, subject to limited exceptions, limit our ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Revolving Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Revolving Credit Facility. At June 30, 2008, we were in compliance with all loan covenants and had no amount outstanding on the Revolving Credit Facility.

Off-Balance Sheet Arrangements

Leases

As of June 30, 2008, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2014. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and upfront cash flow related to purchasing the assets.

On November 13, 2006, we executed an amendment to the operating lease for our corporate headquarters in Campbell, California. Under the lease and its amendment, we have a total of 23,149 square feet of usable office space. The lease term originally began on November 1, 2005 and will end on January 31, 2010. Beginning January 1, 2007 and through the expiration of the lease term, base rent has periodically escalated and will escalate from approximately $418,000 in 2008 to $441,000 in the final full year of the lease which expires in January 2010. In addition, we must pay our proportionate share of operating costs and taxes. In connection with the execution of the lease, we have issued a letter of credit to the landlord in the amount of $100,000 as a security deposit.

In Austin, Texas we have rented a total 59,466 square feet of office space under a lease and its amendments that expire at various dates through June 2009. In August 2005, we renewed the existing lease for 46,366 square feet of space and then in March 2006 we further amended the lease for an additional 7,623 square feet of space. On April 16, 2007, we entered into a sublease agreement for an additional 5,477 feet in the same building that expires on July 31, 2008. The rent on the sublease space is fixed at $2,700 per month. Under the lease and its amendments, our base rent will approximate $450,000 in the final full year of the lease that ends in June 2009. In November 2007, we signed a sublease agreement to lease approximately 7,259 square feet of our net rentable area to a third party through the expiration of our lease term in June 2009. In accordance with the sublease agreement, we will receive approximately $60,000 in rental income plus a proportionate share of common area maintenance costs during the final year of our lease which will offset our rent expense during that period.

In both the California and the Texas facilities, we pay rent and maintenance on some of the common areas in each of our leased facilities.

As a result of our acquisition of CAS Systems in January 2007, we now have facilities near Montreal, Canada, where we have approximately 18,426 square feet of space covered by leases that expire on December 31, 2009, and in Oakland, California where we have approximately 10,039 square feet of space covered by a lease that expires on May 19, 2011. We have renewed the Canada leases as of January 1, 2008 for a 2-year term with options for subsequent continuance. The provisions of the lease renewals in Canada specify that either party can terminate the lease for any reason by giving the other party at least 120 days prior written notice. Based on the exchange rate as of June 30, 2008, our monthly base rent under our Canada leases will escalate from approximately $26,000 per month in 2008 to $27,000 per month in 2009. For the future minimum lease payment table below, we have only included 4 months of lease payments for this lease which represents the non-cancelable portion. Annual base rent under our Oakland lease will escalate from approximately $234,000 in 2008 to $251,000 in the final full year of the lease that ends in May 2011. In the quarter ended June 30, 2008, we decided to close our Oakland facility and vacated the premises. In accordance with FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and FAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, we recorded a liability for the fair value of the remaining lease payments, less the estimated sub-lease rentals, of approximately $227,000 and wrote-off the net book value of the remaining furniture, fixtures and equipment at this location of approximately $76,000. For the purposes of the contractual obligations table below, we have left the remaining minimum lease payments in this table through the May 2011 expiration date. In accordance with the lease agreement, we have the right of early termination of the Oakland lease in May 2009. We will be required to pay approximately $130,000 to exercise this early termination.

With our acquisition of Qinteraction, we assumed existing lease obligations at their Manila, Philippines offices. We have assumed 2 office space leases and a parking lease. We occupy approximately 40,280 square feet on 3 floors in the BPI building in Manila. We have signed a new lease for this space that commenced on April 1, 2008, has a 5 year term and terminates on March 31, 2014. Based on the exchange rate as of June 30, 2008, our annual base rent will escalate from approximately $553,000 in the 12 months ending June 30, 2009 to $731,000 in the final year of the lease that ends in March 2014. We also occupy approximately 15,460 square feet in the Pacific Star building in Manila. This lease commenced on October 1, 2007, has a 5 year term and terminates on September 30, 2012. Based on the exchange rate as of June 30, 2008, our annual base rent will escalate from approximately $232,000 in the twelve months ending June 30, 2009, to $268,000 in the final full year of the lease that expires in September 2012. Our parking lease began in March 2006, has a 5 year term and terminates in February 2011. Based on the exchange rate as of June 30, 2008, our annual base rent on this lease is approximately $14,000. In June 2008, we entered into a new lease for approximately 4,664 additional square feet in the Pacific Star building in Manila. The lease commences on June 1, 2008, has a 4 year and 4 month term and terminates on September 30, 2012. Based on the exchange rate as of June 30, 2008, our annual base rent will escalate from approximately $70,000 in 2008/2009 to approximately $78,000 in the final year of the lease.

Rent expense under operating lease agreements during the six months ended June 30, 2008 and 2007 was $1.4 million and $919,000, respectively. The 2008 rent expense was net of approximately $60,000 in sublease revenue from our Austin property. Additionally, the 2008 rent expense included approximately $227,000 as a result of the recording of the estimated rent expense related to the Oakland office closure.

Guarantees

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued an irrevocable standby letter of credit to one of our clients. The letter of credit was issued in the amount of $325,000 as a guarantee for service contracts sold by us on behalf of our client and expired in September 2007. The letters of credit were issued under the Revolving Credit Facility described above. As of June 30, 2008, no amounts had been drawn against the letters of credit.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of June 30, 2008 and December 31, 2007.

Contractual Obligations

Capital Leases

In March 2008, we entered into a 3-year software licensing agreement with Microsoft GP. In accordance with the terms of the agreement, we will pay three annual installments of approximately $254,000 each beginning in April 2008 for the licensing rights to use certain Microsoft software. The present value of the future lease payments is included as a liability on the balance sheet as both a current and long term lease obligation as of June 30, 2008.

Term Loans

In June 2005, we entered into a business loan agreement with Bridge Bank, pursuant to which we obtained a $1.5 million term loan that was utilized to fund the implementation of the Company’s new client management system. The June 2005 Term Loan was to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime per annum. This loan matured and was paid off in June 2008.

In February 2005, concurrent with the closing of the acquisition of Sunset Direct, we entered into a business loan agreement and commercial security agreement with Bridge Bank. The Term Loan was to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime per annum. This loan matured and was paid off in February 2008.

Revolving Credit Facility

In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank. The Revolving Credit Facility originally matured in May 2005, and provided borrowing availability up to a maximum of $3.0 million through a secured revolving line of credit that included a $1.0 million letter of credit facility. In December 2005, the total available under the Revolving Credit Facility was increased to $4.0 million and the maturity was extended to December 2006. In July 2006, the maturity date of the Revolving Credit Facility was further extended to October 2007 and in June 2008, the maturity date was extended to October 2008. As of June 30, 2008, we had no amounts outstanding under the Revolving Credit Facility.

Future payments under our contracts and obligations at June 30, 2008 are as follows (dollars in thousands):

Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-Term Debt Obligations (1)	$1,333	$666	$667	$—	$—
Capital Lease Obligations (1)	466	226	240	—	—
Operating Lease Obligations	6,868	2,017	2,542	1,760	549

Total	$8,667	$2,909	$3,449	$1,760	$549

(1)	Excludes interest payments.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We currently do not and do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We mitigate default risk by investing in low-risk securities. To minimize our risks, we maintain our portfolio of cash equivalents and short-term investments in a variety of short-term and liquid securities including money market funds, commercial paper, U.S. government and agency securities and municipal bonds. As of June 30, 2008, 100% of our portfolio was invested in instruments that mature in less than 90 days. See Note 1 of our consolidated financial statements.

Due to the short duration and conservative nature of our investment portfolio at June 30, 2008, we do not believe we have a material exposure to interest rate risk. However, based upon the balance in our interest-bearing accounts at June 30, 2008 of approximately $21.8 million, a 1% change in interest rates would have an approximate annual impact of $218,000 on our income before income taxes.

As of June 30, 2008, we have no outstanding variable rate debt. Thus, our earnings are not affected by changes in short-term interest rates.

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

During 2007, international revenues accounted for approximately 6% of total net revenue and during the six months ended June 30, 2008, international revenues accounted for approximately 13% of our net revenue. The majority of the international revenue was generated by our Cayman Islands entity and is U.S. dollar based. We are expanding our services to address our clients’ international operations and expect to conduct transactions on behalf of our clients in a number of geographies and currencies.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into US dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of accumulated other comprehensive income which is a component of shareholders’ equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the six months ended June 30, 2008, we recorded a net foreign currency translation gain of approximately $9,000, which is recorded in interest and other income (expense), net in the consolidated statements of operations.

We may enter into hedges in the future to manage foreign currency risk; however, no hedges were in place as of June 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

As of June 30, 2008, our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)	Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the second quarter of our 2008 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended June 30, 2008, one client, Hewlett-Packard, accounted for more than 10% of our net revenue and represented approximately 22% of our net revenue for the three months ended June 30, 2008. During the six months ended June 30, 2008, two clients, Hewlett-Packard and Dell, accounted for more than 10% of our net revenue with HP representing 19% and Dell representing 16%. In the quarter and six months ended June 30, 2007, these two clients collectively represented 42% and 45% of our net revenue, respectively, with the largest individual client, Dell, accounting for 29% and 32% of our net revenue.

In February 2008, we received written notification from Dell that they would be terminating our service agreement. Under Dell’s transition plan set forth in the notice, Dell moved approximately half of the services being provided by us under the agreement internally effective on February 4, 2008, and moved the remainder over the subsequent three months. We are not performing any services for Dell subsequent to May 2, 2008. After giving effect to the termination by Dell, Hewlett-Packard is currently the only client that represents more than 10% of our net revenue.

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

We perform valuation analyses on all acquisitions and reassess the valuations and carrying value of goodwill and other intangible assets on our balance sheet at least annually. As of June 30, 2008, we had $15.6 million in goodwill and $5.4 million of unamortized intangibles. This reassessment has in the past resulted in adjustments in amortization schedules, and could in the future result in further adjustments, or in write-downs or write-offs of assets, which would negatively affect our financial position and operating results.

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

Although we reported net income in each of the four quarters during 2006 and 2007, we incurred a net loss of $3.9 million in the quarter ended June 30, 2008, and have incurred a net loss of $4.2 million in the six months ended June 30, 2008. Our accumulated deficit through June 30, 2008 is $62.3 million. We may incur losses in the future. Factors which may cause us to incur losses in the future include:

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

We may wish to secure additional capital for the acquisition of businesses, products or technologies that are complementary to ours, or to fund our working capital and capital expenditure requirements. To date, we have raised capital through both equity and debt financings. On April 25, 2007, we completed a follow-on public offering of our stock in which we issued an additional 3.5 million shares and raised $27 million in net proceeds. Any additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and interest expenses that will affect our financial results. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay or reduce the scope of our operations. At June 30, 2008, our cash balance was $24.5 million, and our net working capital was $22.6 million. We expect our cash balance to be sufficient to fund our operations for at least the next 12 months.

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

As we continue to grow our lead generation service offerings, we will experience seasonal fluctuations in our revenue as companies’ spending on marketing can be stronger in some quarter than others partially due to our clients budget and fiscal schedules. In addition, since our lead generation service offering has lower gross margins than our other service offerings, we may experience quarterly fluctuations in our financial performance as a result of a seasonal shift in the mix of our service offerings.

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

We have made technology and system improvements and capitalized those costs while the technology was being developed. During the year ended December 31, 2006, we deployed our new customer relationship management, or CRM system, which we had developed over an 18-month period. We invested $3.2 million in this system, which has a carrying value of $1.7 million as of June 30, 2008, and is being amortized over five years. We are using it as a CRM platform for our service sales clients. If unforeseen events or circumstances prohibit us from using this system with all clients, we may be forced to impair some or all of this entire asset, which could result in a charge to our financial results.

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

We are required to comply with the management certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a deficiency or combination of deficiencies that results in a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. If we fail to continue to comply with the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC. In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our consolidated financial statements, and our stock price may be adversely affected as a result. If we fail to remedy any material weakness, our consolidated financial statements may be inaccurate, we may face restricted access to the capital markets and our stock price may be adversely affected.

Changes in the accounting treatment of stock options will adversely affect our reported results of operations.

In December 2004, the Financial Accounting Standards Board, or FASB, announced its decision to require companies to expense employee stock options. The pro forma disclosure that the FASB previously permitted is no longer an alternative to the financial statement recognition of the expense. We adopted the new accounting pronouncement, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, beginning on January 1, 2006. Our stock based compensation charges were approximately $1,024,000 during the six months ended June 30, 2008, and $713,000 during the same period in 2007. This change in accounting practices may adversely affect our future reported results of operations due to future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted, but will have no impact on cash flows.

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

Our common stock price is volatile.

During the year ended December 31, 2007, the price for our common stock fluctuated between $5.99 per share and $11.21 per share. During the six months ended June 30, 2008, the price for our common stock fluctuated between $2.39 and $6.80 per share. The trading price of our common stock may continue to fluctuate widely due to:

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

As of June 30, 2008, our directors, executive officers and entities affiliated with them together beneficially control approximately 12.0% of our outstanding shares. As a result, these stockholders, acting together, may have the ability to disproportionately influence all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company, which, in turn, could depress the market price of our common stock.

Shares eligible for sale in the future could negatively affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of June 30, 2008, we had 20,456,570 outstanding shares of common stock which included 1,064,178 shares issued pursuant to restricted stock awards granted to certain employees. These restricted shares will become available for public sales subject to the respective employees continued employment with the company over vesting periods of not more than four years. In addition, there were an aggregate of 2,845,738 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 1,752,787 shares of common stock issuable upon exercise of options outstanding under our option plan and 1,092,951 shares of common stock issuable upon exercise of the outstanding warrants issued to the investors in our private placement transactions completed on February 7, 2006, June 15, 2005 and February 20, 2004. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, employee compensation or otherwise.

On April 25, 2007, we completed a follow-on public offering of our common stock in which we issued 3,500,000 additional shares.

On July 19, 2007, we completed a Stock Purchase Agreement with the shareholders of Qinteraction Limited. Under the terms of the Purchase Agreement, the Company issued 559,284 shares of its common stock, representing approximately $4.8 million in Rainmaker common stock based upon the five-day average closing stock price before and after July 23, 2007, the date on which the transaction was announced. Such shares are initially subject to a contractual prohibition of sale with shares available for sale from closing as follows: 241,890 shares were subject to 6 months lockup which has now expired and these shares are now freely tradable, 241,891 shares were subject to 12 months lockup which has now expired and these shares are now freely tradable. In addition, 75,503 of the shares of the common stock consideration have been placed in escrow to secure certain customary indemnity obligations under the Purchase Agreement. Two-thirds of the escrow is scheduled to be released after 12 months from closing and the remaining one-third may be available for release after 15 months from closing. The release of such shares from escrow is subject to post-closing conditions, potential adjustments and offsets. No shares have been released from escrow as of yet as the Company has filed a claim against the escrow. The agreement also provided for a potential additional payment at the end of twelve months following the closing, based on the achievement of certain financial milestones which the company has determined has not been achieved, and could have resulted in the issuance of up to $3.5 million in additional Rainmaker common stock and a payment of $4.5 million in cash.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock during the three months ended June 30, 2008:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
April 1, 2008 – April 30, 2008	240	$3.40	—	$—
May 1, 2008 – May 31, 2008	13,164	$3.87	—	$—
June 1, 2008 – June 30, 2008	240	$3.64	—	$—

	13,644	$3.86	—

(a)	These amounts include shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted share awards. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of our shares on the date of vesting.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2008 annual meeting of stockholders of the Company was held on May 15, 2008.

At the meeting, Bradford Peppard was elected as a Class III director of the Company to hold office for a three-year term ending upon the 2011 Annual Meeting of Shareholders.

	Votes For	Votes Withheld
Bradford Peppard	15,633,294	109,368

The directors whose term of office as a director continued after the meeting are: Alok Mohan (continuing Class I director whose term of office ends upon the 2010 annual meeting of stockholders), Michael Silton (continuing Class I director whose term of office ends upon the 2010 annual meeting of stockholders), Robert Leff (continuing Class II director whose term of office ends upon the 2009 annual meeting of stockholders) and Mitchell Levy (continuing Class II director whose term of office ends upon the 2009 annual meeting of stockholders).

The following matters were also voted upon at the meeting and approved by the shareholders:

(i)	proposal for amendment of the 2003 Stock Incentive Plan

Votes For	6,725,648

Votes Against	2,845,148

Votes Abstained	108,114

Broker Non-Votes	6,063,752

(ii)	proposal to ratify the appointment of BDO Seidman, LLP as Independent Registered Public Accounting Firm for Fiscal 2008

Votes For	15,668,977

Votes Against	23,218

Votes Abstained	50,467

Broker Non-Votes	0

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

The following exhibits are filed with this report as indicated below:

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINMAKER SYSTEMS, INC.

Dated: August 7, 2008	/s/ MICHAEL SILTON
Michael Silton
Chief Executive Officer (Principal Executive Officer)

/s/ STEVE VALENZUELA
Steve Valenzuela
Secretary and Chief Financial Officer (Chief Accounting Officer)