Form 10-Q
period 2008-09-30
RAINMAKER SYSTEMS INC
filed 2008-11-07
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2008

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

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of October 31, 2008, the registrant had 20,184,579 shares of Common Stock outstanding.

RAINMAKER SYSTEMS, INC.

FORM 10-Q

AS OF SEPTEMBER 30, 2008

PART I.—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$23,183	$37,407
Restricted cash	427	157
Accounts receivable, less allowance for doubtful accounts of $521 at September 30, 2008 and $285 at December 31, 2007	12,678	20,625
Prepaid expenses and other current assets	3,593	3,622

Total current assets	39,881	61,811
Property and equipment, net	11,152	9,447
Intangible assets, net	4,525	7,049
Goodwill	15,346	14,539
Other non-current assets	2,007	2,706

Total assets	$72,911	$95,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,812	$25,466
Accrued compensation and benefits	1,771	2,062
Other accrued liabilities	2,195	3,447
Deferred revenue	4,036	3,541
Current portion of capital lease obligations	226	—
Current portion of notes payable	2,666	1,083

Total current liabilities	22,706	35,599
Deferred tax liability	262	167
Long term deferred revenue	740	401
Capital lease obligations, less current portion	240	—
Notes payable, less current portion	667	1,333

Total liabilities	24,615	37,500

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 20,525,166 shares issued and 20,355,132 shares outstanding at September 30, 2008 and 20,359,560 shares issued and 20,325,960 shares outstanding at December 31, 2007	19	19
Additional paid-in capital	118,042	116,391
Accumulated deficit	(68,385)	(58,074)
Accumulated other comprehensive loss	(746)	(51)
Treasury stock, at cost, 170,034 shares at September 30, 2008 and 33,600 shares at December 31, 2007	(634)	(233)

Total stockholders’ equity	48,296	58,052

Total liabilities and stockholders’ equity	$72,911	$95,552

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue	$14,461	$19,081	$52,880	$53,388
Cost of services	9,509	9,998	30,538	27,666

Gross margin	4,952	9,083	22,342	25,722

Operating expenses:
Sales and marketing	1,832	1,578	6,089	5,006
Technology and development	4,364	2,856	11,259	8,004
General and administrative	2,927	3,166	9,969	8,026
Depreciation and amortization	2,040	1,614	5,742	3,951

Total operating expenses	11,163	9,214	33,059	24,987

Operating (loss) income	(6,211)	(131)	(10,717)	735
Interest and other income (expense), net	207	448	737	968

(Loss) income before income tax expense	(6,004)	317	(9,980)	1,703
Income tax expense	107	159	331	420

Net (loss) income	$(6,111)	$158	$(10,311)	$1,283

Basic (loss) income per share	$(0.32)	$0.01	$(0.53)	$0.08

Diluted (loss) income per share	$(0.32)	$0.01	$(0.53)	$0.07

Weighted average common shares:
Basic	19,394	18,849	19,362	16,976

Diluted	19,394	20,592	19,362	18,719

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net (loss) income	$(10,311)	$1,283
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	3,218	1,799
Amortization of intangible assets	2,524	2,152
Stock-based compensation expense	1,609	1,200
Provision for allowances for doubtful accounts	573	259
Amortization of discount on notes receivable	180	—
Loss on disposal of fixed assets	76	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	7,373	(6,099)
Prepaid expenses and other assets	540	(823)
Accounts payable	(13,650)	3,205
Accrued compensation and benefits	(282)	225
Other accrued liabilities	(1,175)	(422)
Deferred tax liability	17	354
Deferred revenue	833	(493)

Net cash (used in) provided by operating activities	(8,475)	2,640

Investing activities:
Purchases of property and equipment	(4,674)	(2,770)
Restricted cash, net	(270)	62
Acquisition of business, net of cash acquired	(1,000)	(9,092)

Net cash used in investing activities	(5,944)	(11,800)

Financing activities:
Proceeds from issuance of common stock from option exercises	32	754
Proceeds from issuance of common stock from ESPP	10	46
Proceeds from issuance of common stock from warrant exercises	—	54
Net proceeds from follow-on offering of common stock	—	27,243
Principal payment of notes payable	(1,062)	(1,125)
Principal payment of capital lease obligations	(253)	(2)
Net borrowings under revolving line of credit	2,000	—
Tax payments in connection with treasury stock surrendered	(161)	—
Purchases of treasury stock	(240)	—

Net cash provided by financing activities	326	26,970

Effect of exchange rate changes on cash:	(131)	(299)

Net (decrease) increase in cash and cash equivalents	(14,224)	17,511

Cash and cash equivalents at beginning of period	37,407	21,996

Cash and cash equivalents at end of period	$23,183	$39,507

Supplement disclosures of cash flow information:
Cash paid for interest	$70	$167

Cash paid for taxes	$284	$82

Supplemental non-cash investing and financing activities:
Acquisition of assets under capital lease	$719	$—

Issuance of notes payable for acquisition of assets	$—	$2,000

Issuance of common stock in business acquisitions	$—	559

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

The results of our operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the year ending December 31, 2008, or any other period. These condensed consolidated financial statements should be read in conjunction with Rainmaker’s financial statements and notes thereto included in Rainmaker’s Annual Report on Form 10-K for the year ended December 31, 2007 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2008, and June 30, 2008. Balance sheet information as of December 31, 2007 has been derived from the audited financial statements for the year then ended.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our clients’ customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At September 30, 2008 and December 31, 2007, our allowance for potentially uncollectible accounts was $521,000 and $285,000, respectively.

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

Our revenue recognition policy involves significant judgments and estimates regarding collectibility. We assess the probability of collection based on a number of factors, including past transaction history and/or the creditworthiness of our clients’ customers, which is based on current published credit ratings, current events and circumstances regarding the business of our clients’ customers and other factors that we believe are relevant. If we determine that collection is not reasonably assured, we defer revenue recognition until such time as collection becomes reasonably assured, which is generally upon receipt of cash payment.

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

Income Taxes

We account for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At September 30, 2008 and December 31, 2007, we had gross deferred tax assets of $21.3 million and $17.9 million, respectively. In 2007 and 2008, the deferred tax asset was subject to a 100% valuation allowance and therefore is not recorded on our balance sheet as an asset. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.

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

We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the three months ended September 30, 2008, one client, Hewlett-Packard, accounted for more than 10% of our net revenue and represented approximately 22% of our net revenue. In the nine months ended September 30, 2008, two clients accounted for more than 10% of our net revenue with Hewlett-Packard representing approximately 20% and Dell representing approximately 11% of our net revenue. In February 2008, we received written notification from Dell, our largest customer, that they would be terminating our service agreement. Under Dell’s transition plan set forth in the notice, Dell moved approximately half of the services being provided by us under the agreement internally effective February 4, 2008, and moved the remainder over the subsequent three months. We are not performing any services for Dell subsequent to May 2, 2008. In the three and nine months ended September 30, 2007, Dell accounted for 28% and 31%, respectively, of our net revenue and Hewlett-Packard represented 14% and 13% of our net revenue in the respective periods.

No individual client’s end-user customer accounted for 10% or more of our revenues in any period presented.

We have outsourced services agreements with our clients that expire at various dates ranging through August 2011. Many of our client agreements contain automatic renewal clauses. These clients may, however, terminate their contracts for cause or convenience in accordance with the provisions of each contract. In most cases, a client must provide us with advance written notice of its intention to terminate. Any loss of a single significant client may have a material adverse effect on the Company’s consolidated financial position, cash flows and results of operations.

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

The following is a breakdown of net revenue by product line for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Contract sales	$5,230	$8,773	$21,157	$25,070
Lead development	8,151	9,326	28,451	25,365
Training sales	1,080	982	3,272	2,953

Total	$14,461	$19,081	$52,880	$53,388

Foreign revenues are attributed to the country of the business entity that executed the contract. The Company utilizes our call centers in the United States, Canada and the Philippines to fulfill these contracts. Property and equipment information is based on the physical location of the assets and goodwill and intangible information is based on the country of the business entity to which these are allocated. The following is a geographic breakdown of net revenue for the three and nine months ended September 30, 2008 and 2007 and net long-lived assets as of September 30, 2008 and December 31, 2007 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Net Revenue	2008	2007	2008	2007
United States	$12,711	$17,271	$46,240	$51,577
Cayman Islands	1,311	1,390	5,129	1,391
Philippines	439	420	1,511	420

Total	$14,461	$19,081	$52,880	$53,388

	September 30, 2008	December 31, 2007
Property & Equipment, net
United States	$6,892	$5,893
Philippines	4,014	3,343
Canada	246	211

Total	$11,152	$9,447

	September 30, 2008	December 31, 2007
Goodwill
United States	$8,734	$7,734
Philippines	5,504	5,633
Canada	1,108	1,172

Total	$15,346	$14,539

	September 30, 2008	December 31, 2007
Intangible Assets, net
United States	$2,570	$4,264
Cayman Islands	1,955	2,785

Total	$4,525	$7,049

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

Related Party Transactions

We have made purchases of computer equipment and services from several vendors including Dell and Hewlett-Packard, our two largest clients for the nine months ended September 30, 2008. During the three and nine months ended September 30, 2008, we purchased equipment from Dell totaling $2,000 and $99,000, respectively, and from Hewlett-Packard totaling $115,000 and $175,000, respectively. For the three and nine months ended September 30, 2007, we purchased equipment from Dell totaling $151,000 and $262,000, respectively, and Hewlett-Packard totaling $0 and $22,000, respectively.

The Chairman of our board of directors also serves on the board of Saama Technologies, a technology services firm. During the three and nine months ended September 30, 2008, we paid Saama Technologies $139,000 and $206,000, respectively, for technology services. During the three and nine months ended September 30, 2007, we paid Saama Technologies $35,000 and $242,000, respectively. We may continue to utilize their services and may expand the scope of Saama Technologies’ engagement in the future.

In October 2007, we closed an OEM licensing agreement with Market2Lead, Inc. (“Market2Lead”), a software-as-a-service provider of business-to-business automated marketing solutions, to further enhance LeadWorks, Rainmaker’s on-demand marketing automation application. In connection with this agreement, Rainmaker provided Market2Lead with growth financing of $2.5 million in secured convertible and term debt. During the three and nine months ended September 30, 2008, we paid Market2Lead approximately $19,000 and $249,000, respectively, for marketing services. During the three and nine months ended September 30, 2007, we paid Market2Lead approximately $29,000 and $50,000. We may continue to utilize their services and may expand the scope of the services that they provide to us in the future.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for us for financial instruments beginning in January 2008 and non-financial instruments beginning in January 2009. The adoption of SFAS 157 for financial instruments in the first quarter of 2008 did not have a material impact on our consolidated financial statements.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States (“US GAAP”). This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the effect that the adoption of SFAS 162 will have on its consolidated financial statements. However, the adoption of SFAS 162 is not expected to have an impact on the Company’s consolidated financial statements.

3.	NET (LOSS) INCOME PER SHARE

Basic net (loss) income per common share is computed using the weighted-average number of shares of common stock outstanding during the year which excludes approximately 1.0 million shares of unvested restricted share awards at September 30, 2008. Diluted earnings per common share also gives effect, as applicable, to the potential dilutive effect of outstanding stock options and warrants, using the treasury stock method, unvested restricted share awards, and convertible securities, using the if converted method, as of the beginning of the period presented or the original issuance date, if later.

The following table presents the calculation of basic and diluted net (loss) income per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net (loss) income	$(6,111)	$158	$(10,311)	$1,283

Weighted-average shares of common stock outstanding – basic	19,394	18,849	19,362	16,976
Plus: Outstanding dilutive options and warrants outstanding	—	2,863	—	2,893
Less: weighted-average shares subject to repurchase	—	(1,120)	—	(1,150)

Weighted-average shares used to compute diluted net (loss) income per share	19,394	20,592	19,362	18,719

Basic net (loss) income per share	$(0.32)	$0.01	$(0.53)	$0.08

Diluted net (loss) income per share	$(0.32)	$0.01	$(0.53)	$0.07

In the three and nine months ended September 30, 2008, the Company excluded certain unvested restricted share awards, options and warrants from the calculation of diluted earnings per share because these securities were anti-dilutive. For the three and nine months ended September 30, 2008, the Company excluded the dilutive effect of all 3.8 million unvested restricted share awards, outstanding stock options and warrants because these securities were anti-dilutive.

4.	ACQUISITIONS

Qinteraction Limited

On July 19, 2007, we entered into and closed a Stock Purchase Agreement (the “Purchase Agreement”) with the shareholders of Qinteraction Limited (“Qinteraction”), a Cayman Islands company, and James F. Bere, Jr. as representative of the shareholders. Qinteraction operated an offshore call center located in Manila, Philippines that provides a variety of business solutions including inbound sales and order-taking, inbound customer care, outbound telemarketing and lead generation, logistics support, and back-office processing. Additionally, Qinteraction is an established provider of business solutions that help businesses grow their revenue and has clients that range from start-up companies to Fortune 500 companies in logistics, telecommunications, technology and manufacturing. The acquisition provided the Company entry into an important geographic area and the opportunity to leverage a lower cost structure to further expand our business internationally. The results of Qinteraction’s operations have been included in our consolidated financial statements since the acquisition date. Under the terms of the Purchase Agreement, in exchange for all the outstanding shares of Qinteraction, Rainmaker paid at closing a total of $11.8 million, consisting of $7.0 million in cash and $4.8 million in Rainmaker common stock representing 559,284 shares based on the average closing stock price for the 5 days surrounding the announcement of the closing. The agreement also provided for a potential additional payment at the end of twelve months following the closing, based on the achievement of certain financial milestones for the 12-month period ending June 30, 2008, ranging from no additional payment up to a maximum of $4.5 million in cash and $3.5 million in Rainmaker common stock, subject to potential offset and post-closing conditions. Based upon the financial milestone measurement, the Company believes that no contingent payment has been earned. Accordingly, no additional purchase price has been recorded.

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

On October 17, 2007, Rainmaker filed a registration statement with the Securities and Exchange Commission with respect to the shares issued to Qinteraction’s shareholders that became effective November 7, 2007. Such shares are initially subject to a contractual prohibition of sale with shares available for sale from closing as follows: 241,890 shares were initially not available for public sale for 6 months from the acquisition date and became available for public sale in January 2008, 241,891 shares were initially not available for public sale for one year from the acquisition date and became available for sale in July 2008. In addition, 75,503 of the shares of the common stock consideration have been placed in escrow to secure certain customary indemnity obligations under the Purchase Agreement. Two-thirds of the escrow was scheduled to be released after 12 months from closing and the remaining one-third was scheduled for release after 15 months from closing. The release of such shares from escrow is subject to post-closing conditions, potential adjustments and offsets. No shares have been released from escrow as of yet as the Company has filed a claim against the escrow.

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

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the purchases of assets from CAS Systems and shares of Qinteraction Limited had occurred at the beginning of the period ended September 30, 2007 and assumes the amortization of intangible assets, the effect of compensation expense for the restricted stock awards granted to employees of the acquired companies, the reduction of revenue for the estimated fair value of the legal performance obligation in accordance with the guidance of EITF 01-03, and the tax effect of the aforementioned adjustments (in thousands, except per share amounts):

	Three months ended September 30, 2007	Nine months ended September 30, 2007
	(Unaudited)	(Unaudited)
Pro forma net revenue	$19,496	$58,554

Pro forma net income	$112	$660

Pro forma – basic net income per share	$0.01	$0.04

Pro forma – diluted net income per share	$0.01	$0.03

Pro forma weighted average shares outstanding – basic	19,001	17,395

Pro forma weighted average shares outstanding – diluted	20,782	19,201

5.	PROPERTY AND EQUIPMENT

	Estimated Useful Life	September 30, 2008	December 31, 2007
Property and equipment:
Computer equipment	3 years	$8,779	$6,223
Capitalized software and development	2-5 years	14,616	12,685
Furniture and fixtures	5 years	1,069	1,833
Leasehold improvements	Lease term	1,447	1,085

		25,911	21 826
Accumulated depreciation and amortization		(16,016)	(12,988)
Construction in process (1)		1,257	609

Property and equipment, net		$11,152	$9,447

(1)	Construction in process at September 30, 2008, consists primarily of costs incurred to develop our new phone system. At this time, we estimate costs to complete this project will be in the range of $100,000, subject to potential future revisions.

6.	INTANGIBLE ASSETS

	Estimated Useful Life	September 30, 2008	December 31, 2007
Intangible assets:
Developed technology	3-5 years	$1,980	$1,980
Customer relations	2-5 years	8,270	8,270
Database	5 years	1,100	1,100
Trade name	10 years	1,100	1,100

		12,450	12,450
Accumulated amortization		(7,925)	(5,401)

Intangibles assets, net		$4,525	$7,049

Future amortization of intangible assets at September 30, 2008 is as follows:

Remainder of 2008	$711
Fiscal: 2009	2,121
2010	997
2011	445
2012	133
Thereafter	118

Total future amortization	$4,525

7.	LONG-TERM DEBT and CAPITAL LEASE OBLIGATIONS

Long-term debt consists of the following (in thousands):

	September 30, 2008	December 31, 2007
February 2005 Term Loan	$—	$166
June 2005 Term Loan	—	250
Notes Payable – CAS	1,333	2,000
Revolving Credit Facility	2,000	—

	3,333	2,416
Less: Current Portion	(2,666)	(1,083)

Total Long-Term Debt	$667	$1,333

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

Revolving Credit Facility

In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank. The Revolving Credit Facility originally matured in May 2005, and provided borrowing availability up to a maximum of $3.0 million through a secured revolving line of credit that included a $1.0 million letter of credit facility. In December 2005, the total available under the Revolving Credit Facility was increased to $4.0 million and the maturity was extended to December 2006. In July 2006, the maturity date of the Revolving Credit Facility was further extended to October 10, 2007 and in June 2008, the maturity date was extended to October 10, 2008. During October 2008, we executed further amendments to the Revolving Credit Facility. The amendments extend the maturity date of the Revolving Credit Facility from October 10, 2008 to October 10, 2009 and increase the maximum amount of revolving credit available from $4,000,000 to $6,000,000, with a $1,000,000 sub-facility for standby letters of credit and a new $3,000,000 sub-facility for the purpose of purchasing new equipment until December 31, 2008. The interest rate per annum for revolving advances under the Revolving Credit Facility remains at the prime lending rate, which was 4.5% as of September 30, 2008. The interest rate per annum for advances under the equipment finance sub-facility shall be equal to the prime rate plus 0.50%, subject to a minimum interest rate of 6.00%. Bridge Bank, at its option, may increase the interest rate payable on advances under the Revolving Credit Facility by 1.25% per annum if Rainmaker does not maintain minimum deposits of $2,000,000 in demand deposit accounts and $4,000,000 in money market accounts with Bridge Bank. Advances under the equipment finance sub-facility shall be repaid in equal monthly installments commencing in January 2009 through October 2011. The amended Revolving Credit Facility is collateralized by substantially all of Rainmaker’s consolidated assets. Rainmaker must comply with certain financial covenants, including not incurring a year-to-date loss exceeding by 10% the amount of loss recited in the Company’s operating plan approved by Bridge Bank and maintaining unrestricted cash of $3.0 million plus the principal amount of the indebtedness from time to time outstanding with Bridge Bank. As of September 30, 2008, the company had $2,000,000 outstanding under the Revolving Credit Facility and had one undrawn letter of credit outstanding under the Revolving Credit Facility in the aggregate face amount of $100,000.

Future debt maturities at September 30, 2008 are as follows (in thousands):

Three months ending December 31, 2008	$—
Fiscal year ending December 31, 2009	2,666
Fiscal year ending December 31, 2010	667

Total	$3,333

Capital Lease Obligation

In March 2008, we entered into a 3-year software licensing agreement with Microsoft GP. In accordance with the terms of the agreement, we will pay three annual installments of approximately $254,000 beginning in April 2008 for the licensing rights to use certain Microsoft software. The present value of the future lease payments is included as a liability on the balance sheet as both a current and long term lease obligation as of September 30, 2008. The effective annual interest rate on the capital lease obligation is estimated to be 6.25%.

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

In July 2008, the Company’s Board of Directors approved a Stock Repurchase Program (the “Program”) authorizing the repurchase of up to $3 million of its common stock. Under the Program, shares may be repurchased from time to time in open market transactions at prevailing market prices. The timing and actual number of shares purchased will depend on a variety of factors, such as price, corporate and regulatory requirements, and market conditions. Repurchases under the Program will be made using the Company’s available cash or borrowings. The Program will have a one-year term and may be commenced, suspended or terminated at any time, or from time-to-time at management’s discretion without prior notice. In the three months ended September 30, 2008, we purchased 88,338 shares at a cost of approximately $240,000 or an average cost of $2.72 per share. Additionally as of September 30, 2008, approximately $2,760,000 was available for future repurchases under the Program.

9.	STOCK-BASED COMPENSATION EXPENSE

We expense stock-based compensation to the same operating expense categories that the respective award grantee’s salary expense is reported. The table below reflects stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock based compensation expense included:
Cost of services	$86	$106	$98	$264
Sales and marketing	82	89	163	239
Technology	19	61	186	145
General and administrative	398	231	1,162	552

	$585	$487	$1,609	$1,200

At September 30, 2008, approximately $6.4 million of stock-based compensation relating to unvested awards had not been amortized and will be expensed in future periods through 2012. Under current grants that are unvested and outstanding, approximately $613,000 will be expensed in the remainder of 2008 as stock-based compensation subject to true-up adjustments for forfeitures and vestings during the year.

We calculate the value of our stock option awards when they are granted. Accordingly, we update our valuation assumptions for the risk-free interest rate on a monthly basis and volatility on a quarterly basis and apply these to the new grants each quarter that option grants are awarded. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants and possible ranges of estimated forfeiture. During the nine months ended September 30, 2008 and 2007, the weighted average valuation assumptions for stock option awards were as follows:

	Nine Months Ended September 30,
	2008	2007
Expected life in years	5.15	4.32
Volatility	86.2%	73.2%
Risk-free interest rate	2.8%	4.7%
Forfeiture Rate:
Four year vesting schedule	21.07%	5.9%
One to two year vesting schedule	—	6.1%

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

In the quarter ended June 30, 2008, our stockholders approved a one-time increase of 950,000 shares in the number of shares available for grant under our 2003 Stock Incentive Plan. Additionally, we filed a registration statement on March 12, 2008 for an additional 600,000 shares representing the annual automatic share increase provision of this plan. Options granted are issued from the 2003 Stock Incentive Plan and any issuances will reduce the shares available for grant as indicated in the table below. Options cancelled are returned to the 2003 Stock Incentive Plan and are available for future grant. Options cancelled from any of the Company’s previous plans are not returned to the 2003 Stock Incentive Plan and are not available for future grant. During the nine months ended September 30, 2008, 363 shares granted under the Company’s previous plans were cancelled. A summary of activity under our Stock Incentive Plans for the nine months ended September 30, 2008, is as follows:

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2007	131,981	1,377,248	$5.03
Authorized	1,550,000	—	—
Options granted	(526,500)	526,500	3.19
Restricted stock awards granted	(320,000)	—	—
Options exercised	—	(18,665)	1.70
Options cancelled	181,596	(181,959)	5.67
Restricted stock awards forfeited	175,938	—	—

Balance at September 30, 2008	1,193,015	1,703,124	$4.43

The following table summarizes the activity with regard to restricted stock awards during the nine months ended September 30, 2008. Restricted stock awards are issued from the 2003 Stock Incentive Plan and any issuances will reduce the shares available for grant as indicated in the previous table. Restricted stock awards forfeited are returned to the 2003 Stock Incentive Plan and are available for future grant. We calculate the value of our restricted stock awards when they are granted and they are valued at the closing market price on the date of the grant. Additionally, we apply an expected forfeiture rate to the grants when we are calculating our stock-based compensation expense and we evaluate the historical activity of our restricted stock awards annually to determine the possible ranges of expected forfeitures. The weighted average forfeiture rate used during the 9 months ended September 30, 2008 was 9.68%.

	Number of Shares	Weighted Average Grant Price
Balance at December 31, 2007	1,023,282	$7.08
Granted	320,000	3.45
Vested	(164,530)	7.16
Forfeited	(175,938)	7.33

Balance of non-vested restricted stock awards at September 30, 2008	1,002,814	$5.87

The total fair value of the non-vested restricted stock awards at grant date was $5.9 million as of September 30, 2008.

The following table summarizes information about stock options outstanding as of September 30, 2008:

	Options Outstanding				Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 9/30/08 of $2.25	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 9/30/08 of $2.25
$ 1.10 - $ 1.35	103,875	1.82	$1.15	$114,266	103,875	$1.15	$114,266
$ 1.36 - $ 2.29	90,400	4.02	1.57	61,840	90,400	1.57	61,840
$ 2.30 - $ 2.55	133,844	6.35	2.51	—	133,844	2.51	—
$ 2.56 - $ 2.80	291,395	7.40	2.58	—	254,395	2.57	—
$ 2.81 - $ 3.90	461,741	9.12	3.15	—	105,457	3.02	—
$ 3.91 - $ 7.70	364,835	7.78	6.55	—	199,519	6.42	—
$ 7.71 - $13.28	254,234	6.39	9.06	—	196,282	9.03	—
$13.29 - $20.32	2,800	3.03	18.45	—	2,800	18.45	—

$ 1.10 - $20.32	1,703,124	7.19	$4.43	$176,106	1,086,572	$4.30	$176,106

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on our closing stock price of $2.25 as of September 30, 2008, which would have been received by the option holders had all option holders exercised their in-the-money options as of that date.

10.	OTHER COMPREHENSIVE INCOME (LOSS)

With the establishment of our Canadian foreign subsidiary and the subsequent purchase of Canadian based assets from CAS on January 25, 2007, we accordingly recorded a foreign currency translation adjustment within other comprehensive income during the three and nine months ended September 30, 2008 and 2007, since the functional currency of this foreign location was determined to be the Canadian dollar. Additionally, on July 19, 2007, we purchased Qinteraction Limited and its Philippine-based subsidiary. The functional currency of the Philippine-based subsidiary is the Philippine peso and we have recorded a foreign currency translation adjustment within other comprehensive income (loss) during the three and nine months ended September 30, 2008. The components of comprehensive income (loss) were as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(6,111)	$158	$(10,311)	$1,283
Foreign currency translation adjustments	(580)	64	(695)	(65)

Comprehensive income (loss)	$(6,691)	$222	$(11,006)	$1,218

The components of the balance sheet caption accumulated other comprehensive loss are as follows (in thousands):

	September 30, 2008	December 31, 2007
Foreign currency translation adjustments	$(746)	$(51)

11.	SUBSEQUENT EVENTS

Under SFAS No. 142, Goodwill and Other Intangible Assets, Companies are allowed to change the date of the annual goodwill impairment test date. Such a change can be made if doing so better aligns with the Company’s annual planning and budgeting process. In the fourth fiscal quarter, the Company decided to change the annual impairment evaluation date from January 31 to October 31. The Company believes performing the goodwill impairment test in the fourth quarter better aligns with its planning and budgeting process.

In October 2007, we closed an OEM licensing agreement with Market2Lead, Inc. (“Market2Lead”). In connection with this agreement, Rainmaker provided Market2Lead with growth financing of $2.5 million in secured convertible and term debt. The debt was structured as a $1,250,000 Senior Secured Convertible Promissory Note and a $1,250,000 Senior Secured Promissory Note. In accordance with the Senior Secured Convertible Promissory Note, the $1,250,000 note receivable plus accrued interest converted to equity in Market2Lead automatically on October 1, 2008. As a result, the Company received approximately 619,000 shares of Series A Preferred Stock of Market2Lead.

As mentioned in Note 7 above, during October 2008 we executed amendments to the Company’s Revolving Credit Facility. The amendments extend the maturity date of the Revolving Credit Facility from October 10, 2008 to October 10, 2009 and increase the maximum amount of revolving credit available from $4,000,000 to $6,000,000, with a $1,000,000 sub-facility for standby letters of credit and a new $3,000,000 sub-facility for the purpose of purchasing new equipment until December 31, 2008. The interest rate per annum for revolving advances under the Revolving Credit Facility remains at the prime lending rate, which was 4.5% as of September 30, 2008. The interest rate per annum for advances under the equipment finance sub-facility shall be equal to the prime rate plus 0.50%, subject to a minimum interest rate of 6.00%. Bridge Bank, at its option, may increase the interest rate payable on advances under the Revolving Credit Facility by 1.25% per annum if Rainmaker does not maintain minimum deposits of $2,000,000 in demand deposit accounts and $4,000,000 in money market accounts with Bridge Bank. Advances under the equipment finance sub-facility shall be repaid in equal monthly installments commencing in January 2009 through October 2011.

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

We currently have over 80 clients, primarily in the computer hardware and software, telecommunications and financial services industries.

We have acquired several businesses that have expanded our client base and geographic presence to include international operations in Canada and the Philippines and enhanced the functionality of our Revenue Delivery Platform. These acquisitions have extended our technology capabilities and added new services which we offer across our expanding client base.

In February 2008, we received written notification from our largest client, Dell, that they would be terminating our service agreement. Under Dell’s transition plan set forth in the notice, Dell moved approximately half of the services provided by us under the agreement internally effective February 4, 2008, and moved the remainder over the subsequent three months. We have not performed any services for Dell subsequent to May 2, 2008. Dell represented approximately 29% of our net revenue for the 2007 fiscal year and approximately 38% of our net revenue in 2006. For the nine months ended September 30, 2008, Dell represented approximately 11% of our net revenue.

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

With the establishment of our Canadian foreign subsidiary and the subsequent purchase of Canadian based assets from CAS Systems on January 25, 2007, we adopted a policy for recording foreign currency transactions and translation in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (SFAS No. 52). For our Canadian subsidiary, the functional currency has been determined to be the local currency, and, therefore, assets and liabilities are translated at period-end exchange rates, and statement of operations items are translated at an average exchange rate prevailing during the period. Such translation adjustments are recorded in accumulated comprehensive income (loss), a component of stockholders’ equity. In July 2007, we acquired Qinteraction Limited and its Philippine-based subsidiary. As a result of this acquisition, we also adopted the policy mentioned above for recording foreign currency transactions and translations for this subsidiary as the functional currency has been determined to be the local currency for the Philippine-based subsidiary. Gains and losses from foreign currency denominated transactions are included in interest and other income (expense), net in the consolidated statements of operations. Gains from foreign currency denominated transactions amounted to $46,000 and $55,000 for the three and nine months ended September 30, 2008, and gains from foreign currency denominated transactions amounted to $64,000 and $106,000 for the three and nine months ended September 30, 2007.

Management believes there have been no significant changes during the three and nine months ended September 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Results of Operations

The following table sets forth for the periods given selected financial data as a percentage of our revenue. The table and discussion below should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this report as well as with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, and with our financial statements and notes thereto included in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2008, and June 30, 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue	100.0%	100.0%	100.0%	100.0%
Costs of services	65.8	52.4	57.7	51.8

Gross margin	34.2	47.6	42.3	48.2

Operating expenses:
Sales and marketing	12.7	8.3	11.5	9.4
Technology and development	30.2	15.0	21.3	15.0
General and administrative	20.2	16.6	18.9	15.0
Depreciation and amortization	14.1	8.4	10.9	7.4

Total operating expenses	77.2	48.3	62.6	46.8

Operating (loss) income	(43.0)	(0.7)	(20.3)	1.4
Interest and other income (expense), net	1.4	2.3	1.4	1.8

Income (loss) before income tax expense	(41.6)	1.6	(18.9)	3.2
Income tax expense	0.7	0.8	0.6	0.8

Net income (loss)	(42.3)%	0.8%	(19.5)%	2.4%

Comparison of Three Months Ended September 30, 2008 and 2007

Net Revenue. Net revenue decreased $4.6 million, or 24%, to $14.5 million in the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. Revenue from our contract sales product line was $5.2 million and decreased approximately $3.5 million as compared to the prior year as a result of a $5.4 million reduction in Dell revenue partially offset by increased revenue from other new and existing clients. Our lead development product line revenue was $8.2 million and decreased approximately $1.2 million as compared to the prior year resulting primarily from a number of customer programs that were not continued or whose term expired and were not renewed. Revenue from our training sales product line was $1.1 million and increased approximately $98,000 as compared to the prior year as a result of increased revenue from new and existing clients.

Costs of Services and Gross Margin. Costs of services decreased $489,000, or 5%, to $9.5 million in the three months ended September 30, 2008, as compared to the 2007 comparative period. The decrease is primarily attributable to reductions in telesales costs primarily from Dell and our lead development product line. Our gross margin percentage decreased to 34% from 48% in the three months ended September 30, 2008 as compared to the prior year due primarily to the termination of the Dell services agreement, which caused a shift in the mix of business from contract sales to the lower margin lead development product line, as well as absorption of fixed costs over a lower revenue base. Our lead development product line has increased to 56% of total net revenue for the quarter ended September 30, 2008, as compared to 49% of total net revenue in the 2007 comparable period.

Sales and Marketing Expenses. Sales and marketing expenses increased $254,000, or 16%, to $1.8 million in the three months ended September 30, 2008, as compared to the 2007 comparative period. The increase is primarily due to increases in personnel costs, corporate web site and other marketing initiatives. We expect sales and marketing expenses to decrease steadily as the Company has reduced costs due to the challenging macroeconomic environment which has caused a slowdown in marketing spending by our customers.

Technology and Development Expenses. Technology and development expenses increased $1.5 million, or 53%, to $4.4 million during the three months ended September 30, 2008, as compared to the 2007 comparative period. The increase is primarily attributable to increases in expenses relating to supporting initiatives for launching client programs and our development efforts, including an increase in project management staff and data resources. Additionally, the increase was also attributable to an investment in help desk support, and additional staffing of leadership roles and development staff in the Philippines. We expect technology and development expenses to decrease steadily during the remainder of 2008 as we reduce spending due to the challenging macroeconomic environment.

General and Administrative Expenses. General and administrative expenses decreased $239,000, or 8%, to $2.9 million during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. The decrease was primarily due to decreases in recruiting costs and Sarbanes-Oxley related audit expenses during the quarter. The Company expects Sarbanes-Oxley related audit expenses to decrease as compared to the 2007 comparable period as we will not be required to have to have an audit of the Company’s internal controls for the 2008 fiscal year as required under Sarbanes-Oxley section 404(b) as our “non-affiliated market cap” fell below the $50 million level as of June 30, 2008 and, accordingly, we anticipate exiting the accelerated filer status as of year-end. The Company has also reduced general and administrative expenses due to the challenging macroeconomic environment.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $426,000, or 26%, to $2.0 million for the three months ended September 30, 2008, as compared to the 2007 period. The increase is due to increased depreciation of property and equipment as a result of our capital expenditures over the last year. Because of our acquisitions and the investments being made in our infrastructure, we expect depreciation and amortization expense to continue to increase for the foreseeable future.

Interest and Other Income (Expense), Net. The components of interest and other income (expense), net are as follows (in thousands):

	Three Months Ended September 30,		Change
	2008	2007
Interest income	$184	$432	$(248)
Interest expense	(23)	(48)	25
Currency translation gain	46	64	(18)
Other	—	—	—

	$207	$448	$(241)

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

Income Tax Expense. Income tax expense decreased $52,000, or 33%, to $107,000 for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. Our income tax expense for the three month period ended September 30, 2008, primarily consists of estimates of foreign taxes and certain state minimum and franchise taxes. These estimates may change throughout the year.

Comparison of Nine Months Ended September 30, 2008 and 2007

Net Revenue. Net revenue decreased $508,000, or 1%, to $52.9 million in the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. Our lead development product line revenue was $28.5 million and increased $3.1 million over the prior year primarily resulting from the acquisition of Qinteraction in July 2007. Revenue from our contract sales product line was $21.2 million and decreased approximately $3.9 million as compared to the prior year as a result of a $10.5 million reduction in Dell revenue partially offset by increased revenue from other new and existing clients. Revenue from our training sales product line was $3.3 million and increased approximately $319,000 as compared to the prior year as a result of increased revenue from new and existing clients.

Costs of Services and Gross Margin. Costs of services increased $2.9 million, or 10%, to $30.5 million in the nine months ended September 30, 2008, as compared to the 2007 comparative period. The increase is primarily attributable to the acquisition of Qinteraction in July 2007. This increase was partially offset by decreases in commissions and bonuses of approximately $732,000, decreases in credit card fees of $569,000 due to the loss of the Dell business, and decreases in marketing costs of $347,000. Our gross margin percentage decreased to 42% from 48% in the nine months ended September 30, 2008 as compared to the 2007 comparative period due primarily to the termination of the Dell services agreement which caused a shift in the mix of business from contract sales to the lower margin lead development product line. Our lead development product line has increased to 54% of total net revenue for the nine months ended September 30, 2008, as compared to 48% of total net revenue in the 2007 comparable period.

Sales and Marketing Expenses. Sales and marketing expenses increased $1.1 million, or 22%, to $6.1 million in the nine months ended September 30, 2008, as compared to the 2007 comparative period. The increase is primarily due to approximately $424,000 in increased sales commission expenses, $383,000 in increased personnel costs which include salaries & benefits, severance, recruiting & relocation due to employee turnover, and $147,000 in consulting fees for corporate marketing and other marketing initiatives. We expect sales and marketing expenses to decrease steadily as the Company has reduced costs due to the challenging macroeconomic environment which has caused a slowdown in marketing spending by our customers.

Technology and Development Expenses. Technology and development expenses increased $3.3 million, or 41%, to $11.3 million during the nine months ended September 30, 2008, as compared to the 2007 comparative period. The increase is primarily attributable to increases in expenses relating to supporting client driven initiatives including an increase in project management staff and data resources. Additionally, the increase was also attributable to an investment in help desk support, and additional staffing of leadership roles and development staff in the Philippines. We expect technology and development expenses to decrease steadily during the remainder of 2008 as we reduce spending due to the challenging macroeconomic environment.

General and Administrative Expenses. General and administrative expenses increased $1.9 million, or 24%, to $10.0 million during the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. The increase was primarily due to approximately $1.2 million in increased compensation costs related to additional staff added to support the new and existing business of the Company. Included in the $1.2 million in compensation increases was approximately $600,000 related to increased stock-based compensation charges during the 2008 period. Legal fees increased approximately $333,000 and were associated with new contract activity and the termination of the Dell services agreement. The Company expects Sarbanes-Oxley related audit expenses to decrease as compared to the prior year as we will not be required to have to have an audit of the Company’s internal controls for the 2008 fiscal year as required under Sarbanes-Oxley section 404(b) as our “non-affiliated market cap” fell below the $50 million level as of June 30, 2008 and, accordingly, we anticipate exiting the accelerated filer status as of year-end. The Company has also reduced general and administrative expenses due to the challenging macroeconomic environment.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $1.8 million, or 45%, to $5.7 million for the nine months ended September 30, 2008, as compared to the 2007 period. The increase is primarily due to our acquisition of Qinteraction in July 2007 which accounts for approximately $1.1 million of the increase in depreciation and amortization expense in 2008. The remaining increase is due to increased depreciation of property and equipment as a result of our capital expenditures over the last year. Because of our acquisitions and the investments being made in our infrastructure, we expect depreciation and amortization expense to continue to increase for the foreseeable future.

Interest and Other Income (Expense), Net. The components of interest and other income (expense), net are as follows (in thousands):

	Nine Months Ended September 30,		Change
	2008	2007
Interest income	$746	$1,013	$(267)
Interest expense	(64)	(153)	89
Currency translation gain	55	106	(51)
Other	—	2	(2)

	$737	$968	$(231)

Interest income is attributable to the investing of our cash balances in short-term interest bearing deposit accounts. Interest rate decreases during the second half of 2007 and all of 2008 offset our higher weighted average cash balance during 2008. Interest expense is the result of the $3.0 million Term Loan obtained in February 2005 in connection with the acquisition of Sunset Direct, interest on the $1.5 million June 2005 Term Loan to fund the purchase and implementation of our new client management system and interest incurred with notes payable issued with the purchase of the assets of CAS Systems. We have paid off the Term Loan and the June 2005 Term Loan during 2008 and have made the first of three principal payments on the CAS Systems loan during 2008 resulting in reduced interest expense in the 2008 period.

The change in currency translation gain is primarily due to the fluctuation of currency exchange rates on a note payable to a third party denominated in United States dollars that is owed by our Canadian subsidiary in connection with our acquisition of CAS Systems. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.

Income Tax Expense. Income tax expense decreased $89,000, or 21%, to $331,000 for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. Our income tax expense for the nine month period ended September 30, 2008, primarily consists of estimates of foreign taxes and certain state minimum and franchise taxes. These estimates may change throughout the year.

Liquidity and Sources of Capital

Cash used in operating activities for the nine months ended September 30, 2008 was $8.5 million as compared to cash provided by operating activities of $2.6 million in the nine months ended September 30, 2007. Cash used in operating activities for the nine months ended September 30, 2008 was primarily the result of a net loss totaling $10.3 million, and changes in operating assets and liabilities, net of assets acquired and liabilities assumed, that used $6.3 million in cash for the year. These uses were partially offset by non-cash expenditures of depreciation and amortization of property and intangibles of $5.7 million, stock-based compensation charges of $1.6 million, the provision for allowance for doubtful accounts of $573,000, amortization of discount on notes receivable of $180,000, and loss on disposal of fixed assets of $76,000. The net loss and decrease in accounts payable was mainly due to the termination of our agreement with Dell, which in the prior period resulted in an increase in cash and corresponding increase in accounts payable, as the Company would collect from the customers of Dell and then remit to Dell 30 to 60 days later.

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

Accounts receivable decreased at September 30, 2008 as compared to September 30, 2007 as a result of the termination of the Dell contract. Our days sales outstanding, or DSO, increased to 38 days at September 30, 2008 as compared to 34 days at September 30, 2007. Since we record the gross billing to the end customer of our clients in our accounts receivable, we calculate DSO based on our ability to collect those gross billings from the end customers. We expect DSO to increase in the future due to the loss of the Dell business and as lead development becomes a higher percentage of our net revenues since these contracts have longer payment terms.

Cash provided by operating activities in the nine months ended September 30, 2007 was primarily the result of net income totaling $1.3 million, non-cash expenditures of depreciation and amortization of property and intangibles of $4.0 million, stock-based compensation charges of $1.2 million, the provision for allowance for doubtful accounts of $259,000, and changes in operating assets and liabilities, net of assets acquired and liabilities assumed, that used $4.1 million.

Cash used in investing activities was $5.9 million and $11.8 million in the nine months ended September 30, 2008 and 2007, respectively. The decrease in cash used in investing activities was primarily due to the acquisition of Qinteraction that used approximately $9.1 million in the nine months ended September 30, 2007. The purchase agreement for our acquisition of CAS Systems provided for a potential additional payment of $1 million contingent on attaining certain performance metrics at the end of the 12 months following the acquisition. The performance metrics were achieved and the payment of $1 million was made by the Company in January 2008. Purchases of property and equipment were $4.7 million in the nine months ended September 30, 2008 as compared to $2.8 million in the prior year comparable period. Restricted cash represents the reserve for the refund due for non-service payments inadvertently paid to the Company by our clients’ customers instead of paid directly to the Company’s clients. At the time of cash receipt, the Company records a current liability for the amount of non-service payments received. The decrease in restricted cash represents the reduction of our balance of refunds due to customers.

Cash provided by financing activities was $326,000 in the nine months ended September 30, 2008 as compared to cash provided of $27.0 million in the 2007 period. Cash provided by financing activities for the nine months ended September 30, 2008 was primarily a result of borrowings under the Company’s revolving line of credit of $2.0 million, which was partially offset by principal payments of $1.1 million on our term loans and CAS notes, purchases of treasury stock under the Company’s publicly announced share repurchase plan of $240,000, purchases of $161,000 of treasury stock from employees and directors for shares withheld for income taxes payable on restricted stock awards vested, and principal payments on our capital lease obligations of $253,000. Additionally, we received approximately $32,000 from the exercise of stock options during the period and $10,000 from the purchase of shares in our ESPP. In the 2007 period, we had net proceeds from a follow-on offering of our common stock of $27.2 million. Additionally, we received approximately $808,000 from the exercise of stock options and warrants and $46,000 from the purchase of shares in our ESPP. These funds received were partially offset by $1.1 million in principal payments on our term loans.

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

Our principal source of liquidity as of September 30, 2008 consisted of $23.2 million of cash and cash equivalents and available borrowings under the Company’s revolving line of credit of approximately $1.9 million. We anticipate that our existing capital resources and cash flow expected to be generated from future operations will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months. Our longer term liquidity is dependent upon our ability to generate positive cash flow from operations and /or obtain additional equity or debt financing. Any additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and interest expenses that will affect our financial results. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay or reduce the scope of our operations.

In February 2008, we received written notification from Dell that they would be terminating our service agreement. Under Dell’s transition plan set forth in the notice, Dell moved approximately half of the services provided by us under the agreement internally effective February 4, 2008, and moved the remainder over the subsequent three months. We have not performed any services for Dell subsequent to May 2, 2008. Dell represented approximately 29% of our net revenue for the 2007 fiscal year and approximately 38% of our net revenue in 2006. For the nine months ended September 30, 2008, Dell represented approximately 11% of our net revenue.

In July 2008, the Company’s Board of Directors approved a Stock Repurchase Program (the “Program”) authorizing the repurchase of up to $3 million of its common stock. Under the Program, shares may be repurchased from time to time in open market transactions at prevailing market prices. The timing and actual number of shares repurchased will depend on a variety of factors, such as price, corporate and regulatory requirements, and market conditions. Repurchases under the Program will be made using the Company’s available cash or borrowings. The Program will have a one-year term and may be commenced, suspended or terminated at any time, or from time-to-time at management’s discretion without prior notice. In the three months ended September 30, 2008, we repurchased approximately 88,000 shares at a cost of approximately $240,000 or an average cost of $2.72 per share. Subsequent to September 30, 2008 through the date of this report, the Company has repurchased 135,240 shares at a cost of approximately $220,000 or an average cost of approximately $1.63 per share.

Credit Arrangements

During October 2008, we executed further amendments to the Revolving Credit Facility. The amendments extend the maturity date of the Revolving Credit Facility from October 10, 2008 to October 10, 2009 and increase the maximum amount of revolving credit available from $4,000,000 to $6,000,000, with a $1,000,000 sub-facility for standby letters of credit and a new $3,000,000 sub-facility for the purpose of purchasing new equipment until December 31, 2008. The interest rate per annum for revolving advances under the Revolving Credit Facility remains at the prime lending rate, which was 4.5% as of September 30, 2008. The interest rate per annum for advances under the equipment finance sub-facility shall be equal to the prime rate plus 0.50%, subject to a minimum interest rate of 6.00%. Bridge Bank, at its option, may increase the interest rate payable on advances under the Revolving Credit Facility by 1.25% per annum if Rainmaker does not maintain minimum deposits of $2,000,000 in demand deposit accounts and $4,000,000 in money market accounts with Bridge Bank. Advances under the equipment finance sub-facility shall be repaid in equal monthly installments commencing in January 2009 through October 2011. The amended Revolving Credit Facility is collateralized by substantially all of Rainmaker’s consolidated assets. Rainmaker must comply with certain financial covenants, including not incurring a year-to-date loss exceeding by 10% the amount of loss recited in the Company’s operating plan approved by Bridge Bank and maintaining unrestricted cash of $3.0 million plus the principal amount of the indebtedness from time to time outstanding with Bridge Bank. As of September 30, 2008, the company had $2,000,000 outstanding under the Revolving Credit Facility and had one undrawn letter of credit outstanding under the Revolving Credit Facility in the aggregate face amount of $100,000. We originally entered into this Revolving Credit Facility with our lender in April 2004.

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued an irrevocable standby letter of credit to one of our clients. The letter of credit was issued in the amount of $325,000 as a guarantee for service contracts sold by us on behalf of our client and expired in September 2007. The letters of credit were issued under the Revolving Credit Facility described above. As of September 30, 2008, no amounts have been drawn against the letters of credit.

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

The Revolving Credit Facility is secured by substantially all of our consolidated assets, including intellectual property. We are subject to certain financial covenants related to this credit facility. We are obligated to maintain a specified minimum net income and minimum debt service coverage ratio. The Revolving Credit Facility contains customary covenants that will, subject to limited exceptions, limit our ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Revolving Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Revolving Credit Facility. At September 30, 2008, we were in compliance with all loan covenants under the Revolving Credit Facility.

Off-Balance Sheet Arrangements

Leases

As of September 30, 2008, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2014. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and upfront cash flow related to purchasing the assets.

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

In Austin, Texas we have rented a total 59,466 square feet of office space under a lease and its amendments that expire at various dates through June 2009. In August 2005, we renewed the existing lease for 46,366 square feet of space and then in March 2006 we further amended the lease for an additional 7,623 square feet of space. On April 16, 2007, we entered into a sublease agreement for an additional 5,477 feet in the same building that expired on July 31, 2008. The rent on the sublease space is fixed at $2,700 per month. Under the lease and its amendments, our base rent will approximate $450,000 in the final full year of the lease that ends in June 2009. In November 2007, we signed a sublease agreement to lease approximately 7,259 square feet of our net rentable area to a third party through the expiration of our lease term in June 2009. In accordance with the sublease agreement, we will receive approximately $60,000 in rental income plus a proportionate share of common area maintenance costs during the final year of our lease which will offset our rent expense during that period.

In both the California and the Texas facilities, we pay rent and maintenance on some of the common areas in each of our leased facilities.

As a result of our acquisition of CAS Systems in January 2007, we now have facilities near Montreal, Canada, where we have approximately 18,426 square feet of space covered by leases that expire on December 31, 2009, and in Oakland, California where we have approximately 10,039 square feet of space covered by a lease that expires on May 19, 2011. We have renewed the Canada leases as of January 1, 2008 for a 2-year term with options for subsequent continuance. The provisions of the lease renewals in Canada specify that either party can terminate the lease for any reason by giving the other party at least 120 days prior written notice. Based on the exchange rate as of September 30, 2008, our monthly base rent under our Canada leases approximates $25,000 per month in 2008. The Company has decided to terminate the current lease in Canada and has provided the landlord the specified 120 day notice as of October 1, 2008 in accordance with the lease agreement. On September 24, 2008 we entered into a new agreement to lease approximately 20,000 square feet of space and will move our current Canadian operations to this new location which is closer to Montreal and provides more access to employees allowing for more growth. The lease will have a minimum term of 3 years commencing on or about January 1, 2009, subject to finish-out of the Leased Premises. Annual gross rent will be $400,000 Canadian dollars for the initial 3 year term. Based on the exchange rate at September 30, 2008, annual rent will approximate $385,000 in US dollars. Additionally, Rainmaker will be responsible for its proportionate share of utilities, taxes and other common area maintenance charges during the lease term. Annual base rent under our Oakland lease will escalate from approximately $234,000 in 2008 to $251,000 in the final full year of the lease that ends in May 2011. In the quarter ended June 30, 2008, we decided to close our Oakland facility and vacated the premises. In accordance with FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and FAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, we recorded a liability for the fair value of the remaining lease payments, less the estimated sub-lease rentals, of approximately $227,000 and wrote-off the net book value of the remaining furniture, fixtures and equipment at this location of approximately $76,000. For the purposes of the contractual obligations table below, we have left the remaining minimum lease payments in this table through the May 2011 expiration date. In accordance with the lease agreement, we have the right of early termination of the Oakland lease in May 2009. We will be required to pay approximately $130,000 to exercise this early termination.

With our acquisition of Qinteraction, we assumed existing lease obligations at their Manila, Philippines offices. We have assumed 2 office space leases and a parking lease. We occupy approximately 40,280 square feet on 3 floors in the BPI building in Manila. We have signed a new lease for this space that commenced on April 1, 2008, has a 5 year term and terminates on March 31, 2014. Based on the exchange rate as of September 30, 2008, our annual base rent will escalate from approximately $529,000 in the 12 months ending September 30, 2009 to $699,000 in the final year of the lease that ends in March 2014. We also occupy approximately 15,460 square feet in the Pacific Star building in Manila. This lease commenced on October 1, 2007, has a 5 year term and terminates on September 30, 2012. Based on the exchange rate as of September 30, 2008, our annual base rent will escalate from approximately $221,000 in the twelve months ending September 30, 2009, to $256,000 in the final full year of the lease that expires in September 2012. Our parking lease began in March 2006, has a 5 year term and terminates in February 2011. Based on the exchange rate as of September 30, 2008, our annual base rent on this lease is approximately $13,000. In June 2008, we entered into a new lease for approximately 4,664 additional square feet in the Pacific Star building in Manila. The lease commences on June 1, 2008, has a 4 year and 4 month term and terminates on September 30, 2012. Based on the exchange rate as of June 30, 2008, our annual base rent will escalate from approximately $67,000 in 2008/2009 to approximately $75,000 in the final year of the lease.

Rent expense under operating lease agreements during the nine months ended September 30, 2008 and 2007 was $1.9 million and $1.5 million, respectively. The 2008 rent expense was net of approximately $93,000 in sublease revenue from our Austin property. Additionally, the 2008 rent expense included approximately $227,000 as a result of the recording of the estimated rent expense related to the Oakland office closure.

Guarantees

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued an irrevocable standby letter of credit to one of our clients. The letter of credit was issued in the amount of $325,000 as a guarantee for service contracts sold by us on behalf of our client and expired in September 2007. The letters of credit were issued under the Revolving Credit Facility described above. As of September 30, 2008, no amounts had been drawn against the remaining letter of credit.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of September 30, 2008 and December 31, 2007.

Contractual Obligations

Capital Leases

In March 2008, we entered into a 3-year software licensing agreement with Microsoft GP. In accordance with the terms of the agreement, we will pay three annual installments of approximately $254,000 each beginning in April 2008 for the licensing rights to use certain Microsoft software. The present value of the future lease payments is included as a liability on the balance sheet as both a current and long term lease obligation as of September 30, 2008.

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

Revolving Credit Facility

In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank. The Revolving Credit Facility originally matured in May 2005, and provided borrowing availability up to a maximum of $3.0 million through a secured revolving line of credit that included a $1.0 million letter of credit facility. In December 2005, the total available under the Revolving Credit Facility was increased to $4.0 million and the maturity was extended to December 2006. In July 2006, the maturity date of the Revolving Credit Facility was further extended to October 2007 and in June 2008, the maturity date was extended to October 2008. During October 2008, we executed further amendments to the Revolving Credit Facility. The amendments extend the maturity date of the Revolving Credit Facility from October 10, 2008 to October 10, 2009 and increase the maximum amount of revolving credit available from $4,000,000 to $6,000,000, with a $1,000,000 sub-facility for standby letters of credit and a new $3,000,000 sub-facility for the purpose of purchasing new equipment until December 31, 2008. The interest rate per annum for revolving advances under the Revolving Credit Facility remains at the prime lending rate, which was 4.5% as of September 30, 2008. The interest rate per annum for advances under the equipment finance sub-facility shall be equal to the prime rate plus 0.50%, subject to a minimum interest rate of 6.00%. Advances under the equipment finance sub-facility shall be repaid in equal monthly installments commencing in January 2009 through October 2011. As of September 30, 2008, the company had $2,000,000 outstanding under the Revolving Credit Facility.

Future payments under our contracts and obligations at September 30, 2008 are as follows (dollars in thousands):

Contractual obligations	Total	Less than 1 year	1 –3 years	3 –5 years	More than 5 years
Long-Term Debt Obligations (1)	$3,333	$2,666	$667	$—	$—
Capital Lease Obligations (1)	466	226	240	—	—
Operating Lease Obligations	7,340	2,182	3,084	1,724	350

Total	$11,139	$5,074	$3,991	$1,724	$350

(1)	Excludes interest payments.

Included in future minimum operating lease payments is our obligation relating to our facilities, including the lease for our corporate headquarters in Campbell, California, and our operations in Austin, Texas, Vaudreuil and Montreal, Canada and Manila, Philippines. The operating lease for our Austin, Texas facility expires in June 2009.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States (“US GAAP”). This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the effect that the adoption of SFAS 162 will have on its consolidated financial statements. However, the adoption of SFAS 162 is not expected to have an impact on the Company’s consolidated financial statements.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We currently do not and do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We mitigate default risk by investing in low-risk securities. To minimize our risks, we maintain our portfolio of cash equivalents and short-term investments in a variety of short-term and liquid securities including money market funds, commercial paper, U.S. government and agency securities and municipal bonds. As of September 30, 2008, 100% of our portfolio was invested in instruments that mature in less than 90 days. See Note 1 of our consolidated financial statements.

Due to the short duration and conservative nature of our investment portfolio at September 30, 2008, we do not believe we have a material exposure to interest rate risk. However, based upon the balance in our interest-bearing accounts at September 30, 2008 of approximately $21.5 million, a 1% change in interest rates would have an approximate annual impact of $215,000 on our income before income taxes.

As of September 30, 2008, we had $2 million outstanding under our Revolving Credit Facility. The interest rate per annum for advances under the Revolving Credit Facility is the prime lending rate, currently at 4.5%. Based upon the balance outstanding at September 30, 2008, a 1% change in interest rates would have an approximate annual impact of $200,000 on our income before income taxes.

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

During 2007, international revenues accounted for approximately 6% of total net revenue and during the nine months ended September 30, 2008, international revenues accounted for approximately 12% of our net revenue. The majority of the international revenue was generated by our Cayman Islands entity and is U.S. dollar based. We are expanding our services to address our clients’ international operations and expect to conduct transactions on behalf of our clients in a number of geographies and currencies.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into US dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of accumulated other comprehensive income which is a component of shareholders’ equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the nine months ended September 30, 2008, we recorded a net foreign currency translation gain of approximately $55,000, which is recorded in interest and other income (expense), net in the consolidated statements of operations.

We may enter into hedges in the future to manage foreign currency risk; however, no hedges were in place as of September 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

As of September 30, 2008, our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)	Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the third quarter of our 2008 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended September 30, 2008, one client, Hewlett-Packard, accounted for more than 10% of our net revenue and represented approximately 22% of our net revenue for the three months ended September 30, 2008. During the nine months ended September 30, 2008, two clients, Hewlett-Packard and Dell, accounted for more than 10% of our net revenue with HP representing 20% and Dell representing 11%. In the quarter and nine months ended September 30, 2007, these two clients collectively represented 43% and 44% of our net revenue, respectively, with the largest individual client, Dell, accounting for 28% and 31% of our net revenue.

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

We perform valuation analyses on all acquisitions and reassess the valuations and carrying value of goodwill and other intangible assets on our balance sheet at least annually. As of September 30, 2008, we had $15.3 million in goodwill and $4.5 million of unamortized intangibles. This reassessment has in the past resulted in adjustments in amortization schedules, and could in the future result in further adjustments, or in write-downs or write-offs of assets, which would negatively affect our financial position and operating results.

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

Although we reported net income in each of the four quarters during 2006 and 2007, we incurred a net loss of $6.1 million in the quarter ended September 30, 2008, and have incurred a net loss of $10.3 million in the nine months ended September 30, 2008. Our accumulated deficit through September 30, 2008 is $68.4 million. We may incur losses in the future. Factors which may cause us to incur losses in the future include:

•	the growth of the market for our sales and marketing solutions;

•	the demand for and acceptance of our services;

•	the demand for our clients’ products and services;

•	the length of the sales and integration cycle for our new clients;

•	our ability to expand relationships with existing clients;

•	our ability to develop and implement additional services, products and technologies;

•	the success of our direct sales force;

•	our ability to retain existing clients;

•	the costs of complying with Section 404 of the Sarbanes-Oxley Act;

•	the granting of additional stock options and/or restricted stock awards resulting in additional FAS 123R stock option expense;

•	new product and service offerings from our competitors;

•	general economic conditions, especially given the very difficult and challenging macroeconomic environment and the difficulty in predicting customer demand during these uncertain times;

•	regulatory compliance costs;

•	our ability to integrate acquisitions and the costs and write-downs associated with them, including the amortization of intangibles; and

•	our ability to expand our operations, including potential further international expansion.

We may decide to raise additional capital which might not be available to us on acceptable terms, if at all.

We may wish to secure additional capital for the acquisition of businesses, products or technologies that are complementary to ours, or to fund our working capital and capital expenditure requirements. To date, we have raised capital through both equity and debt financings. On April 25, 2007, we completed a follow-on public offering of our stock in which we issued an additional 3.5 million shares and raised $27 million in net proceeds. Any additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and interest expenses that will affect our financial results. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay or reduce the scope of our operations. At September 30, 2008, our cash balance was $23.2 million, and our net working capital was $17.2 million. We expect our cash balance to be sufficient to fund our operations for at least the next 12 months.

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

As we continue to grow our lead generation service offerings, we will experience seasonal fluctuations in our revenue as companies’ spending on marketing can be stronger in some quarters than others partially due to our clients’ budget and fiscal schedules. In addition, since our lead generation service offering has lower gross margins than our other service offerings, we may experience quarterly fluctuations in our financial performance as a result of a seasonal shift in the mix of our service offerings.

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

We have made technology and system improvements and capitalized those costs while the technology was being developed. During the year ended December 31, 2006, we deployed our new customer relationship management, or CRM system, which we had developed over an 18-month period. We invested $3.2 million in this system, which has a carrying value of $1.6 million as of September 30, 2008, and is being amortized over five years. We are using it as a CRM platform for our service sales clients. If unforeseen events or circumstances prohibit us from using this system with all clients, we may be forced to impair some or all of this entire asset, which could result in a charge to our financial results.

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

In December 2004, the Financial Accounting Standards Board, or FASB, announced its decision to require companies to expense employee stock options. The pro forma disclosure that the FASB previously permitted is no longer an alternative to the financial statement recognition of the expense. We adopted the new accounting pronouncement, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, beginning on January 1, 2006. Our stock based compensation charges were approximately $1,609,000 during the nine months ended September 30, 2008, and $1,200,000 during the same period in 2007. This change in accounting practices may adversely affect our future reported results of operations due to future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted, but will have no impact on cash flows.

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

Our common stock price is volatile.

During the year ended December 31, 2007, the price for our common stock fluctuated between $5.99 per share and $11.21 per share. During the nine months ended September 30, 2008, the price for our common stock fluctuated between $1.59 and $6.80 per share. The trading price of our common stock may continue to fluctuate widely due to:

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

As of September 30, 2008, our directors, executive officers and entities affiliated with them together beneficially control approximately 12.0% of our outstanding shares. As a result, these stockholders, acting together, may have the ability to disproportionately influence all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company, which, in turn, could depress the market price of our common stock.

Shares eligible for sale in the future could negatively affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of September 30, 2008, we had 20,355,132 outstanding shares of common stock which included 1,002,814 shares issued pursuant to restricted stock awards granted to certain employees. These restricted shares will become available for public sales subject to the respective employees continued employment with the company over vesting periods of not more than four years. In addition, there were an aggregate of 2,796,074 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 1,703,124 shares of common stock issuable upon exercise of options outstanding under our option plan and 1,092,951 shares of common stock issuable upon exercise of the outstanding warrants issued to the investors in our private placement transactions completed on February 7, 2006, June 15, 2005 and February 20, 2004. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, employee compensation or otherwise.

On April 25, 2007, we completed a follow-on public offering of our common stock in which we issued 3,500,000 additional shares.

On July 19, 2007, we completed a Stock Purchase Agreement with the shareholders of Qinteraction Limited. Under the terms of the Purchase Agreement, the Company issued 559,284 shares of its common stock, representing approximately $4.8 million in Rainmaker common stock based upon the five-day average closing stock price before and after July 23, 2007, the date on which the transaction was announced. Such shares are initially subject to a contractual prohibition of sale with shares available for sale from closing as follows: 241,890 shares were subject to 6 months lockup which has now expired and these shares are now freely tradable, 241,891 shares were subject to 12 months lockup which has now expired and these shares are now freely tradable. In addition, 75,503 of the shares of the common stock consideration have been placed in escrow to secure certain customary indemnity obligations under the Purchase Agreement. Two-thirds of the escrow is scheduled to be released after 12 months from closing and the remaining one-third may be available for release after 15 months from closing. The release of such shares from escrow is subject to post-closing conditions, potential adjustments and offsets. No shares have been released from escrow as of yet as the Company has filed a claim against the escrow. The agreement also provided for a potential additional payment at the end of twelve months following the closing, based on the achievement of certain financial milestones which the company has determined has not been achieved, and which would otherwise result in the issuance of up to $3.5 million in additional Rainmaker common stock and a payment of $4.5 million in cash.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock during the three months ended September 30, 2008:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value that May Yet be Purchased Under the Program (b)
July 1, 2008 – July 31, 2008	2,380	$2.90	—	$3,000,000
August 1, 2008 – August 31, 2008	35,726	$3.14	26,149	$2,918,204
September 1, 2008 – September 30, 2008	64,373	$2.55	62,189	$2,759,638

	102,479	$2.76	88,338

(a)	These amounts include shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted share awards. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of our shares on the date of vesting.
(b)	On July 31, 2008, the Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to $3 million of Rainmaker’s common stock. The Stock Repurchase Program will have a one-year term and may be commenced, suspended or terminated at any time, or from time-to-time at management’s discretion without prior notice.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

The following exhibits are filed with this report as indicated below:

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINMAKER SYSTEMS, INC.

Dated: November 7, 2008	/s/ MICHAEL SILTON
Michael Silton
Chief Executive Officer (Principal Executive Officer)

/s/ STEVE VALENZUELA
Steve Valenzuela
Secretary and Chief Financial Officer (Chief Accounting Officer)