Form 10-K
period 2008-12-31
RAINMAKER SYSTEMS INC
filed 2009-03-31
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SELECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2008

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

Large accelerated filer ☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $42.9 million as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of the registrant’s common stock reported by the Nasdaq Global Market on that date. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates.

At March 20, 2009, registrant had 21,828,703 shares of Common Stock outstanding.

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

Among the important factors which could cause actual results to differ materially from those in the forward-looking statements are general market conditions, the current very difficult macro-economic environment and its impact on our business as our clients are reducing their overall marketing spending and our clients’ customers are reducing their purchase of service contracts, the high degree of uncertainty and our limited visibility due to economic conditions, our ability to execute our business strategy, our ability to integrate acquisitions without disruption to our business, the effectiveness of our sales team and approach, our ability to target, analyze and forecast the revenue to be derived from a client and the costs associated with providing services to that client, the date during the course of a calendar year that a new client is acquired, the length of the integration cycle for new clients and the timing of revenues and costs associated therewith, our client concentration given that we are currently dependent on a few significant client relationships, potential competition in the marketplace, the ability to retain and attract employees, market acceptance of our service programs and pricing options, our ability to maintain our existing technology platform and to deploy new technology, our ability to sign new clients and control expenses, the possibility of the discontinuation of some client relationships, the financial condition of our clients’ businesses, our ability to raise additional equity or debt financing and other factors detailed in Part I Item 1A – “Risk Factors” of this Form 10-K.

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

We operate as an extension of our clients, in that all of our interactions with our clients’ customers, utilizing our multi-channel communications platform, incorporate our clients’ brands and trademarks, complementing and enhancing our clients’ sales and marketing efforts. Thus, our clients entrust us with some of their most valuable assets — their brand and reputation. In the course of delivering these services, we utilize our proprietary databases to access the appropriate technology buyers and key decision makers.

We currently have approximately 90 clients, primarily in the computer hardware and software, telecommunications and financial services industries.

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

•

We have an extensive set of technology tools that we use to integrate and enhance our contact information, including our proprietary Prospect IntelligenceSM database which contains information on the appropriate technology buyers and key decision makers. Our database contains contact details of individuals collected over the course of over 15 years. We can also further qualify leads by contacting them using our extensive marketing campaign capabilities.

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

Expand Our Services Internationally.    We have expanded our geographic presence to include operational divisions in Canada, the Philippines and in Europe. We believe we have the capabilities to offer our clients services for their international needs, much like we have provided in North America.

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

Our Clients

Our clients consist of large enterprises in a range of industries, including computer hardware and software, telecommunications and financial services. Our clients typically have large customer bases and products and services that require complex selling processes to generate sales, thereby enabling them to benefit from our focused sales and marketing programs to generate more revenue. In 2008, our largest client, Hewlett-Packard, accounted for 20% of our net revenue. In 2007, on a combined basis, sales of our top two clients’ services, Dell and Hewlett-Packard, accounted for 43% of our net revenues, compared to 48% in 2006. In 2007, Dell, our largest client in 2007, accounted for 29.4% of our net revenues and Hewlett-Packard, our second largest client in 2007, accounted for 13.2% of our net revenues.

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

Employees

As of December 31, 2008, we employed approximately 1,100 people. We also use temporary personnel from time to time, and they are not included in our headcount. None of our employees are represented by a labor union or are subject to a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationships with our employees to be good.

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

Financial Information about Geographic Areas

For fiscal years prior to 2007, we had no revenue, assets or operations outside of the US. During 2007, we acquired the Canadian assets of CAS Systems, Inc (“CAS Systems”) and we acquired all of the outstanding stock of Qinteraction Limited (“Qinteraction”) which is a Cayman Islands based holding company that has operations in the Philippines. Thus, we currently have operations in the United States, Canada and the Philippines where we perform services on behalf of our clients to customers who are almost entirely located in North America. Most of our sales are made to our clients’ customers in the U.S. and Canada. See “Segment Reporting” in Note 1 to our consolidated financial statements for a summary of revenue by geographic area.

Corporate Information

We were founded in 1991 and are headquartered in Silicon Valley in Campbell, California. We also have operation centers in Austin, Texas; Montreal, Canada and Manila, Philippines. We are incorporated in Delaware. Our principal office is located at 900 East Hamilton Ave., Suite 400, Campbell, CA 95008 and our phone number is (408) 626-3800. Our website is www.rmkr.com. We make available, free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client or any significant reduction in the volume of services we provide to any of our significant clients could result in a substantial decrease in our revenue and have a material adverse impact on our financial position.

During the year ended December 31, 2008, one client, Hewlett-Packard, accounted for more than 10% of our net revenue and represented approximately 20% of our net revenue. During the year ended December 31, 2007, two clients, Dell and Hewlett-Packard, each accounted for more than 10% of our net revenue and collectively represented 43% of our net revenue with Dell representing approximately 29% and HP representing approximately 14%.

In February 2008, we received written notification from Dell that they would be terminating our service agreement. Under Dell’s transition plan set forth in the notice, Dell moved approximately half of the services being provided by us under the agreement internally effective on February 4, 2008, and moved the remainder over the subsequent three months. We have not performed any services for Dell subsequent to May 2, 2008. After giving effect to the termination by Dell, Hewlett-Packard was the only client that represents more than 10% of our net revenue for 2008.

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

To date, we have focused our business on providing our service offerings to enterprises in selected vertical markets that retain our services and/or license our software in an effort to market and sell their offerings to their business customers. We may seek to expand our service offerings in the future to other markets, including other industry verticals or seek to provide other related services to our clients.Any such effort to expand could cause us to incur significant investment costs and expenses and could ultimately not result in significant revenue growth for us. In addition, any efforts to expand could divert management resources from existing operations and require us to commit significant financial and other resources to unproven businesses.

We have signed clients to our new channel contract sales solution to increase revenue from our clients’ resellers. While this solution has been adopted by a number of resellers of our clients, there is no assurance that all major resellers will use this solution, which may limit us from achieving the full revenue potential of this solution.

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

We perform a valuation analysis on all of our acquisitions as a basis for initially recognizing and measuring intangible assets including goodwill in our financial statements. We are required to test for impairment the carrying value of our goodwill and other intangible assets not subject to amortization at least annually, and, we are required to test for impairment the carrying value of these assets as well as our other intangible assets that are subject to amortization and our tangible long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Such events or changes in circumstances may include a persistent decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. During the year ending December 31, 2008, we took a non-cash charge of approximately $13.7 million for impairment of goodwill and other intangible assets from our acquisitions, as shown on Note 3 of our audited financial statements. Subsequent to this impairment write-down we have $3.5 million in goodwill and $1.6 million of unamortized intangibles on our balance sheet at December 31, 2008. In the future, our test of impairment could result in further adjustments, or in write-downs or write-offs of assets, which would negatively affect our financial position and operating results.

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

On January 25, 2007, we acquired the business of CAS Systems, which has operations near Montreal, Canada. On July 19, 2007, we acquired Qinteraction Limited, which operates a call center in Manila, Philippines. Our growth strategy may include further expansion into international markets. Our international expansion may require significant additional financial resources and management attention, and could have a negative effect on our financial position, cash flows and operating results. In addition, we may be exposed to associated risks and challenges, including:

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

Although we reported net income in each of the four quarters during 2006 and 2007, we incurred a net loss in each of the four quarters of 2008, and have incurred a net loss of $30.6 million for the year ended December 31, 2008. Our accumulated deficit through December 31, 2008 is $88.7 million. We may incur losses in the future. Factors which may cause us to incur losses in the future include:

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

We may wish to secure additional capital for the acquisition of businesses, products or technologies that are complementary to ours, or to fund our working capital and capital expenditure requirements. To date, we have raised capital through both equity and debt financings. On April 25, 2007, we completed a follow-on public offering of our common stock in which we issued an additional 3.5 million shares and raised $27 million in net proceeds. Any additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and interest expenses that will affect our financial results. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay or reduce the scope of our operations. At December 31, 2008, our unrestricted cash balance was $20.0 million, and our net working capital was $13.5 million. We expect our cash balance to be sufficient to fund our operations for at least the next 12 months.

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

We have made technology and system improvements and capitalized those costs while the technology was being developed. During the year ended December 31, 2006, we deployed our new customer relationship management, or CRM system, which we had developed over an 18-month period. We invested $3.2 million in this system, which has a carrying value of $1.4 million as of December 31, 2008, and is being amortized over five years. We are using it as a CRM platform for our service sales clients. If unforeseen events or circumstances prohibit us from using this system with all clients, we may be forced to impair some or all of this asset, which could result in a non-cash impairment charge to our financial results.

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

Our common stock price is volatile.

During the year ended December 31, 2008, the price for our common stock fluctuated between $0.59 per share and $6.80 per share. The trading price of our common stock may continue to fluctuate widely due to:

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

Trading of our common stock moved from the Nasdaq Capital Market to the Nasdaq Global Market on January 8, 2007. The Nasdaq Global Market listing requirements are more onerous than the listing requirements for the Nasdaq Capital Market. If we experience losses from our operations, are unable to raise additional funds or our stock price does not meet minimum standards, we may not be able to maintain the standards for continued listing on the Nasdaq Global Market, which include, among other things, that our common stock maintain a minimum closing bid price of at least $1.00 per share and minimum shareholders’ equity of $10 million (subject to applicable grace and cure periods). Our common stock has traded below the minimum $1.00 closing bid price during 2008; however, Nasdaq has currently suspended the rules requiring a minimum $1.00 closing bid price and a minimum market value of publicly held shares. Enforcement of these rules is scheduled to resume on Monday, July 20, 2009. If, as a result of the application of such listing requirements, our common stock is delisted from the Nasdaq Global Market, our stock would become harder to buy and sell. Consequently, if we were removed from the Nasdaq Global Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. As a result, the ability to resell shares of our common stock could be adversely affected.

Our directors, executive officers and their affiliates own a significant percentage of our common stock and can significantly influence all matters requiring stockholder approval.

As of December 31, 2008, our directors, executive officers and entities affiliated with them together beneficially control approximately 16.5% of our outstanding shares. As a result, these stockholders, acting together, may have the ability to disproportionately influence all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company, which, in turn, could depress the market price of our common stock.

Shares eligible for sale in the future could negatively affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of December 31, 2008, we had 21,178,010 outstanding shares of common stock which included 1,956,125 shares issued pursuant to restricted stock awards granted to certain employees. These restricted shares will become available for public sales subject to the respective employees continued employment with the company over vesting periods of not more than four years. In addition, there were an aggregate of 2,636,672 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 1,543,722 shares of common stock issuable upon exercise of options outstanding under our option plan and 1,092,951 shares of common stock issuable upon exercise of the outstanding warrants issued to the investors in our private placement transactions completed on February 7, 2006, June 15, 2005 and February 20, 2004. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, employee compensation or otherwise.

On April 25, 2007, we completed a follow-on public offering of our common stock in which we issued 3,500,000 additional shares.

On July 19, 2007, we completed a Stock Purchase Agreement with the shareholders of Qinteraction Limited. Under the terms of the Purchase Agreement, the Company issued 559,284 shares of its common stock, representing approximately $4.8 million in Rainmaker common stock based upon the five-day average closing stock price before and after July 23, 2007, the date on which the transaction was announced. Such shares were initially subject to a contractual prohibition of sale with shares available for sale from closing as follows: 241,890 shares were subject to 6 months lockup which has now expired and these shares are now freely tradable, 241,891 shares were subject to 12 months lockup which has now expired and these shares are now freely tradable. In addition, 75,503 of the shares of the common stock consideration have been placed in escrow to secure certain customary indemnity obligations under the Purchase Agreement. Two-thirds of the escrow was scheduled to be released after 12 months from closing and the remaining one-third was scheduled for release after 15 months from closing. The release of such shares from escrow is subject to post-closing conditions, potential adjustments and offsets. No shares have been released from escrow as of yet as the Company has filed a claim against the escrow. The agreement also provided for a potential additional payment at the end of twelve months following the closing, based on the achievement of certain financial milestones which the company has determined has not been achieved, and which would have resulted in the issuance of up to $3.5 million in additional Rainmaker common stock and a payment of $4.5 million in cash. Based upon the financial milestone measurement, the Company believes that no contingent payment has been earned. Accordingly, no additional purchase price has been recorded.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Facilities

Our headquarters is located in one building in Campbell, California. We occupy approximately 23,149 square feet of floor space covered by a lease that expires in 2010. We also have a facility in Austin, Texas where we have approximately 53,989 square feet of space covered by a lease that expires in June 2009. We are currently negotiating with landlords for new space for our Austin facility.

As a result of our acquisition of CAS Systems in January 2007, we acquired leased facilities near Montreal, Canada, where we occupied approximately 18,426 square feet of space covered by leases that were scheduled to expire on December 31, 2009. Additionally, we acquired leased facilities in Oakland, California where we occupied approximately 10,039 square feet of space covered by a lease that was due to expire on May 19, 2011. We have renewed the Canada leases as of January 1, 2008 for a 2-year term with options for subsequent continuance. The provisions of the lease renewals in Canada specify that either party can terminate the lease for any reason by giving the other party at least 120 days prior written notice. During 2008, we terminated the original lease in Canada effective as of January 31, 2009 in accordance with the lease agreement. On September 24, 2008, we entered into a new agreement to lease approximately 20,000 square feet of space and have moved our current Canadian operations to this new location which is closer to Montreal and provides more access to employees, allowing for more growth. The lease has a minimum term of 3 years and commenced on January 1, 2009. In the quarter ended June 30, 2008, we decided to close our Oakland facility and have exercised the early termination provisions of our lease agreement. We have vacated the premises and have moved these employees to our Campbell, California location.

With our acquisition of Qinteraction, we assumed existing lease obligations at their Manila, Philippines offices. We have assumed 2 office space leases and a parking lease. We occupy approximately 40,280 square feet on 3 floors in the BPI building in Manila. Our current lease for this space commenced on April 1, 2008, has a 5 year term and terminates on March 31, 2013. During the 4th quarter of 2008, we have amended our lease terms in the Pacific Star building in Manila and we currently occupy approximately 9,975 square feet in this building. This lease commenced on October 1, 2007, has a 5 year term and terminates on September 30, 2012. Our parking lease began in March 2006, has a 5 year term and terminates in March 2011.

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

	Q1	Q2	Q3	Q4
2008
High	$6.80	$4.04	$3.50	$2.33
Low	$2.39	$2.84	$1.59	$0.59
2007
High	$11.21	$9.34	$10.00	$8.70
Low	$7.11	$6.36	$7.05	$5.99

As of March 20, 2009, we had approximately 141 common stockholders of record. On March 20, 2009, the last reported sale price of our common stock on the Nasdaq Global Market was $0.65 per share.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, covenants in our Revolving Credit Facility described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” limit our ability to pay cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,499,847	$4.05	284,730
Equity compensation plans not approved by security holders	—	—	—
Total	3,499,847	$4.05	284,730

Stock Repurchase Plan

In July 2008, the Company’s Board of Directors approved and the Company announced a Stock Repurchase Program (the “Program”) authorizing the repurchase of up to $3 million of its common stock. Under the Program, shares may be repurchased from time to time in open market transactions at prevailing market prices. The timing and actual number of shares purchased will depend on a variety of factors, such as price, corporate and regulatory requirements, and market conditions. Repurchases under the Program will be made using the Company’s available cash or borrowings. The Program will have a one-year term and may be commenced, suspended or terminated at any time, or from time-to-time, at management’s discretion without prior notice. During the year ended December 31, 2008, we purchased 288,338 shares at a cost of approximately $512,000 or an average cost of $1.77 per share. Additionally as of December 31, 2008, approximately $2,488,000 was available for future repurchases under the Program.

The following table sets forth information with respect to repurchases of our common stock during the three months ended December 31, 2008:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
October 1, 2008 – October 31, 2008	135,240	$1.63	135,240	$2,539,713
November 1, 2008 – November 30, 2008	59,367	$0.86	28,504	$2,514,735
December 1, 2008 – December 31, 2008	36,600	$0.74	36,600	$2,487,752

	231,207	$1.29	200,344

Stock Performance Graph

The following graph compares, for the five year period ending December 31, 2008, the cumulative total stockholder return for the Company, the Nasdaq Composite Stock Market Index (U.S.), the Nasdaq Computer & Data Processing Index, and an index of peer issuers selected in good faith by the Company that are in a similar line of business as the Company. The following performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference the Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Rainmaker Systems, Inc., The NASDAQ Composite Index,

The NASDAQ Computer & Data Processing Index And A Peer Group

*	$100 invested on 12/31/03 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/03	12/04	12/05	12/06	12/07	12/08
Rainmaker Systems, Inc.	100.00	88.57	40.43	106.71	92.71	12.14
NASDAQ Composite	100.00	110.06	112.92	126.61	138.33	80.65
NASDAQ Computer & Data Processing	100.00	115.52	118.19	133.36	158.90	90.78
Peer Group	100.00	133.34	125.64	169.20	133.64	94.31

Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006, December 31, 2007, and December 31, 2008. The graph assumes that $100 was invested on December 31, 2003 in the Common Stock of the Company, the Nasdaq Market Index, the Nasdaq Computer & Data Processing index and the index of peer issuers, and assumes reinvestment of any dividends. The stock price performance on the above graph is not necessarily indicative of future stock price performance.

The companies included in the index of peer issuers for purposes of the preceding Stock Performance Graph are: Concur Technologies, Inc., Digital River, Inc., Harte-Hanks, Inc., Peoplesupport, Inc. and Unica Corporation. The returns of each component issuer included in the index of peer issuers are weighted according to the respective issuer’s approximate market capitalization at December 31, 2003.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read together with our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The statement of operations data for the years ended December 31, 2008, 2007, and 2006 and the balance sheet data at December 31, 2008 and 2007 are derived from our audited financial statements that are included elsewhere in this annual report. The statement of operations data for the years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005, and 2004 are derived from our audited financial statements not included herein. Certain prior year amounts have been reclassified to conform to the 2008 presentation. Historical results of operations are not necessarily indicative of future results.

	Years ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$66,327	$73,515	$48,921	$32,114	$15,323
Costs of services	39,361	38,114	24,385	18,716	7,709

Gross margin	26,966	35,401	24,536	13,398	7,614

Operating expenses:
Sales and marketing	7,849	6,854	4,250	2,838	1,651
Technology and development	15,134	10,738	5,990	4,248	2,826
General and administrative	12,697	11,443	7,483	8,134	6,385
Depreciation and amortization	7,777	5,711	3,299	3,114	1,740
Impairment of goodwill & other intangible assets	13,747	—	—	—	—

Total operating expenses	57,204	34,746	21,022	18,334	12,602

Operating (loss) income	(30,238)	655	3,514	(4,936)	(4,988)
Interest and other (expense) income, net	(34)	1,407	187	(68)	50

(Loss) income before income tax expense	(30,272)	2,062	3,701	(5,004)	(4,938)
Income tax expense (benefit)	335	558	298	—	—

Net (loss) income	$(30,607)	$1,504	$3,403	$(5,004)	$(4,938)

Basic net (loss) income per share (1)	$(1.58)	$0.09	$0.25	$(0.48)	$(0.57)

Diluted net (loss) income per share (1)	$(1.58)	$0.08	$0.23	$(0.48)	$(0.57)

Shares used to compute basic net (loss) income per share (1)	19,333	17,569	13,662	10,464	8,715

Shares used to compute diluted net (loss) income per share (1)	19,333	18,882	14,568	10,464	8,715

(1)	Adjusted to reflect the one-for-five reverse split of our outstanding common stock effected on December 15, 2005.

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$20,040	$37,407	$21,996	$9,746	$10,104
Working capital	13,456	26,212	5,202	(3,764)	2,372
Total assets	51,446	95,552	54,258	34,158	22,362
Long-term debt and capital lease obligations, less current portion	2,848	1,333	417	1,917	42
Total stockholders’ equity	27,679	58,052	21,702	6,119	5,576

Effective January 1, 2006, we adopted FAS 123R as more fully described in Note 8 to the consolidated financial statements contained in this Annual Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 72A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events and/or future results of operations may differ materially from those contemplated by such forward-looking statements, as a result of the factors described herein, and in the documents incorporated herein by reference, including those factors described under “Risk Factors.”

Overview

We are a leading provider of sales and marketing solutions, combining hosted application software and execution services designed to drive more revenue for our clients. We have three primary product lines as follows: contract sales, lead development and training sales. We have developed an integrated solution, the Rainmaker Revenue Delivery PlatformSM, that combines proprietary, on-demand application software and advanced analytics with expert sales and marketing execution services, which can include marketing strategy development, websites, e-commerce portal creation and hosting, both inbound and outbound e-mail, direct mail, chat and telesales services. Our Revenue Delivery Platform combines (1) our proprietary technology platform, including hosted application software, (2) our proprietary database of corporate buyers of technology products and services, (3) our data development and analytics services and (4) our sales and marketing execution services. We are headquartered in Silicon Valley in Campbell, California, and have additional operations in Austin, Texas, Montreal, Canada, and Manila, Philippines. Our current clients consist primarily of large enterprises operating in the computer hardware and software, telecom and financial services industries.

Our strategy for long-term, sustained growth is to maintain and improve our position as a leading global provider of integrated sales and marketing solutions. Key elements of our strategy include continuing to enhance the execution of our service offerings to generate more revenue for our existing clients thereby increasing our revenue, continuing to seek cross-selling opportunities to increase the range of services provided to our approximately 90 existing clients, expand our offerings to address international opportunities, signing new clients, continuing to identify new services and capabilities that enhance or complement our Revenue Delivery Platform and selectively pursuing strategic acquisitions.

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

We reported net revenue of $66.3 million in 2008, representing a 10% decline over the prior year. We reported a net loss of $30.6 million for the year. In February 2008, we received written notification from Dell, our then largest customer, that they would be terminating our service agreement. For the year ended December 31, 2008, Dell accounted for 9% of our net revenue. During the year ended December 31, 2007, Dell accounted for approximately 29% of our net revenue. Excluding Dell, we reported net revenue of $60.3 million in 2008, and $51.9 million in 2007, representing a 16% increase over the prior year.

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

Gross Margin

Gross margin is calculated as net revenue less the costs associated with selling our clients’ products or delivering our services to our clients. Cost of services include compensation costs of sales personnel, sales commissions and bonuses, costs of designing, producing and delivering marketing services, credit card fees, bad debts, and salaries and other personnel expenses related to fee-based activities. Costs of services also include the cost of allocated facility and telephone usage for our telesales representatives as well as other direct costs associated with the delivery of our services. Cost of services related to training sales relates primarily to the cost of personnel to support our hosted application. Most of the costs of services are personnel related and are mostly variable in relation to our net revenue. Bonuses and sales commissions will typically change in proportion to net revenue or profitability. Commission and bonus expense included in gross margin are related to incentives paid to our telesales representatives for incremental sales of our clients’ contracts and leads generated. Our gross margins will fluctuate in the future with changes in our product mix.

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

Technology and Development Expenses

Technology and development expenses include costs associated with the technology infrastructure that supports our Rainmaker Revenue Delivery Platform. These costs include compensation and related costs for technology personnel, consultants, purchases of non-capitalizable software and hardware, and support and maintenance costs related to our systems. We have also invested in the continued development of our Revenue Delivery Platform. Technology and Development Expenses do not include depreciation of hardware and software systems.

General and Administrative Expenses

General and administrative expenses include costs associated with the administration of our business and consist primarily of compensation and related costs for administrative personnel, insurance, and legal and other professional fees. Most of these costs relate to personnel, insurance and facilities and are relatively fixed. In 2007 we were required to be compliant with the management assessment and auditor attestation provisions of Section 404 of the Sarbanes-Oxley Act of 2002. We incurred substantial additional costs in 2007 to achieve this compliance with the Sarbanes-Oxley Act. In 2008, our Sarbanes-Oxley related audit expenses decreased as we were not required to have to have an audit of the Company’s internal controls for the 2008 fiscal year as required under Section 404(b) of Sarbanes-Oxley as our “non-affiliated market capitalization” fell below the $50 million level as of June 30, 2008 and, accordingly, we exited the accelerated filer status as of December 31, 2008. Going forward we expect to continue to incur significant costs in general and administrative expenses in future years to maintain compliance.

Stock-Based Compensation

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

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of property, equipment and software licenses, and intangible assets. We have completed the acquisition of six businesses in the past four years, and accordingly have been increasing our intangible amortization expense. In the first quarter of 2007, we completed the acquisition of CAS Systems, and in the third quarter of 2007, we completed the acquisition of Qinteraction Limited. We expect amortization expense to decrease significantly in 2009 due to the company taking a charge to write-down a significant portion of its amortizable intangible assets in the 4th quarter of 2008. See the discussions below regarding the Goodwill and Other Intangible Assets and the Impairment of Goodwill & Other Intangible Assets.

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

We disclosed our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Management believes there have been no significant changes during the year ended December 31, 2008.

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

We have other equally important accounting policies and practices. However, once adopted, these policies either generally do not require us to make significant estimates or assumptions or otherwise only require implementation of the adopted policy, not a judgment as to the application of policy itself. Despite our intention to establish accurate estimates and assumptions, actual results could differ materially from those estimates under different assumptions or conditions.

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

We also evaluate our agreements for multiple element arrangements, taking into consideration the guidance from both EITF 00-21: Revenue Arrangements with Multiple Deliverables, and TPA 5100.39: Software Revenue Recognition for Multiple-Element Arrangements. Our agreements typically do not contain multiple deliverables. However, in the few instances where our agreements have contained multiple deliverables, they do not have value to our customers on a standalone basis, and therefore the deliverables are considered together as one unit of accounting. Revenue is recorded using a proportional performance model, where revenue is recognized as performance occurs, based on the relative value of the performance that has occurred at that point in time compared to that of the total contract, or deferred until all elements are delivered as appropriate.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients and clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 31, 2008 and 2007, our allowance for potentially uncollectible accounts was $550,000 and $285,000, respectively.

Goodwill and Other Intangible Assets

We apply the guidance of the Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations in accounting for the assets related to our acquisitions. Goodwill represents the excess of the acquisition purchase price over the estimated fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired. In our analysis of goodwill and other indefinite lived intangible assets we apply the guidance of FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142) in determining whether any impairment conditions exist. In our analysis of other finite lived amortizable intangible assets, we apply the guidance of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various technologies, customer relationships and trade names of the businesses we have acquired.

In the 1st quarter of 2008, we performed our annual goodwill impairment evaluation required under SFAS 142 and concluded that no impairment indicators existed at that time. In the 4th quarter of 2008, we changed the annual goodwill impairment evaluation date required under SFAS 142, from January 31 to October 31 to better align this evaluation with our annual planning and budgeting process. As of October 31, 2008, we started to perform our annual impairment analysis of goodwill in accordance with SFAS 142. At that time, our initial indications determined that goodwill was impaired. Additionally in the 4th quarter of 2008, our market capitalization declined significantly with the price of our stock as a result of declining sales and overall market conditions. Due to the decline in our market capitalization at December 31, 2008, depressed market conditions, deteriorating industry trends, and a significant downward revision of our forecasts, we again tested for the potential impairment of goodwill as these were considered triggering events under SFAS 142, and for amortizable intangible assets under SFAS 144.

Prior to our goodwill impairment testing under SFAS 142 in the 4th quarter of 2008, we also assessed the fair value of our long-lived assets including our other finite-lived amortized intangible assets under SFAS 144. Based on this analysis, we determined that the carrying value of our amortizable intangible assets exceeded their fair value based upon the estimated discounted cash flows related to the assets and we recorded impairment charges of approximately $1.1 million related to intangible assets held at the Lead Development reporting unit, and approximately $1.1 million related to intangible assets held at the Rainmaker Asia reporting unit.

SFAS 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of the reporting unit to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment. Step 1 of the impairment analysis determined that the carrying value of our Lead Development and Rainmaker Asia reporting units, subsequent to the impairment of our other finite-lived amortizable intangible assets noted above, was greater than their fair value, and that the goodwill relating to these reporting units was impaired. Upon completion of Step 2 of the analysis, we recorded a goodwill impairment charge of approximately $6.1 million on the Lead Development reporting unit and approximately $5.4 million on the Rainmaker Asia reporting unit, representing the entire balance of goodwill at these reporting units. The impairment evaluations for goodwill and other intangible assets included reasonable and supportable assumptions and were based on estimates of projected future cash flows.

We report segment results in accordance with SFAS No. 131, Segment Reporting (SFAS 131). We have identified three operating segments in accordance with SFAS 131: Contract Sales, Lead Development, and Rainmaker Asia. The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by detailed information listing revenues by customer, for purposes of making operating decisions and assessing financial performance. Further, our operating segments have similar long-term average gross margins. Accordingly, the Company has concluded that we have one reportable segment. However, in accordance with SFAS 142, we are required to test goodwill for impairment at the reporting unit level which is an operating segment or one level below an operating segment. Thus, our reporting units for goodwill impairment testing are our operating segments of Contract Sales, Lead Development and Rainmaker Asia.

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

In the 4th quarter of 2008 as a result of the goodwill impairment testing discussed above, we had to evaluate our other long-lived assets which included amortized intangible assets. Based on this analysis, we determined that the carrying value of our amortizable intangible assets exceeded their fair value based upon the estimated discounted cash flows related to the assets and we recorded impairment charges of approximately $1.1 million related to intangible assets held at the Lead Development reporting unit, and approximately $1.1 million related to intangible assets held at the Rainmaker Asia reporting unit.

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

Costs of internal use software are accounted for in accordance with Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issue Task Force Issue No. 00-02 (“EITF 00-02”), “Accounting for Website Development Costs.” SOP 98-1 and EITF 00-02 require that we expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of SOP 98-1 and EITF 00-02 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development, the payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software and associated interest costs, are capitalized. Capitalized costs are amortized using the straight-line method over the shorter of the term of related client agreement, if such development relates to a specific client, or the software’s estimated useful life, ranging from two to five years. Capitalized internal use software and website development costs are included in property and equipment in the accompanying balance sheets. During 2006, we put in place a new customer relationship management system that included capitalized internal development costs. In total, the system cost $3.2 million and is being depreciated over five years on a straight-line basis.

Income Taxes

We account for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At December 31, 2008 and 2007, we had gross deferred tax assets of $23.8 million and $17.9 million, respectively. In 2008 and 2007, the deferred tax asset was subject to a 100% valuation allowance and therefore is not recorded on our balance sheet as an asset. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.

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

The Company adopted SFAS 123(R) using the modified-prospective transition method. In accordance with the modified-prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Significant Client Concentrations

In 2008, Hewlett-Packard accounted for more than 10% of our net revenue and represented 20% of our net revenue. Hewlett-Packard is a customer in both our contract sales and lead development product lines. In 2007, Dell and Hewlett-Packard each accounted for more than 10% of our net revenue and collectively represented 43% of our net revenue, with Dell representing 29% and Hewlett-Packard representing approximately 14%. In 2006, Dell and Hewlett-Packard accounted for 48% of our net revenue, with Dell representing 38% of our net revenue.

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

We have service agreements with our clients that expire at various dates ranging through December 2011. Many of our client agreements contain automatic renewal clauses. These clients may, however, terminate their contracts for cause in accordance with the provisions of each contract. Substantially all clients must provide us with advance written notice of their intention to terminate. Hewlett-Packard may terminate their contract with 90 days notice. Any loss or reduction of business of a significant client would likely have a material adverse effect on the Company’s consolidated financial position, cash flows and results of operations.

We expect that a substantial portion of our net revenue will continue to be concentrated among a few significant clients. In addition, our technology clients operate in industries that are experiencing consolidation, which may reduce the number of our existing and potential clients.

Related Party Transactions

We have made purchases of computer equipment and services from several vendors including Hewlett-Packard, our largest client as of December 31, 2008. During the year ended December 31, 2008, we purchased equipment from Hewlett-Packard totaling approximately $217,000. During the prior year ended December 31, 2007, we purchased equipment from Hewlett-Packard and Dell, our two largest clients during 2007, totaling $37,000 and $378,000, respectively.

The Chairman of our board of directors also serves on the board of Saama Technologies, a technology services firm. During the year ended December 31, 2008, we paid Saama Technologies approximately $264,000 for technology services. During the prior year, we paid Saama Technologies $293,000 for technology services. We may continue to utilize their services and may expand the scope of Saama Technologies’ engagement.

In October 2007, we closed an OEM licensing agreement with Market2Lead, Inc. (“Market2Lead”), a software-as-a-service provider of business to business automated marketing solutions, to further enhance Rainmaker’s on-demand marketing automation application. In connection with this agreement, Rainmaker provided Market2Lead with growth financing of $2.5 million in secured convertible and term debt. During the year ended December 31, 2008, we paid Market2Lead approximately $290,000 for marketing services. During the prior year, we paid Market2Lead approximately $50,000. We will continue to utilize their services and may expand the scope of the services that they provide to us in the future.

Results of Operations

The following table presents, for the periods given, selected financial data as a percentage of our net revenue.

	Years Ended December 31,
	2008	2007	2006
Net revenue	100.0%	100.0%	100.0%
Costs of services	59.3	51.8	49.8

Gross margin	40.7	48.2	50.2

Operating expenses:
Sales and marketing	11.9	9.3	8.7
Technology and development	22.8	14.6	12.2
General and administrative	19.1	15.6	15.3
Depreciation and amortization	11.7	7.8	6.7
Impairment of goodwill & other intangible assets	20.7	—	—

Total operating expenses	86.2	47.3	42.9

Operating (loss) income	(45.5)	0.9	7.3
Interest and other (expense) income, net	(0.1)	1.9	0.3

(Loss) income before income tax expense	(45.6)	2.8	7.6
Income tax expense	0.5	0.8	0.6

Net (loss) income	(46.1)%	2.0%	7.0%

Comparison of Years Ended December 31, 2008 and 2007

Net Revenue.    Net revenue decreased $7.2 million, or 10%, to $66.3 million in the year ended December 31, 2008, as compared to the year ended December 31, 2007. Our lead development product line revenue was $36.3 million and increased $1.4 million over the prior year primarily resulting from the acquisition of Qinteraction in July 2007 which was partially offset by a decrease from our North America lead development business. Revenue from our contract sales product line was $25.6 million and decreased approximately $9.0 million as compared to the prior year as a result of a $15.6 million reduction in Dell revenue partially offset by increased revenue from other new and existing clients. Revenue from our training sales product line was $4.4 million and increased approximately $396,000 as compared to the prior year as a result of increased revenue from new and existing clients.

Costs of Services and Gross Margin.    Costs of services increased $1.2 million, or 3%, to $39.4 million in the year ended December 31, 2008, as compared to the 2007 comparative period. The increase is primarily attributable to the acquisition of Qinteraction in July 2007. This increase was partially offset by decreases in commissions and bonuses of approximately $1.2 million, decreases in credit card fees of $714,000 due to the loss of the Dell business, and decreases in marketing costs of $668,000. Our gross margin percentage decreased to 41% from 48% in the year ended December 31, 2008 as compared to the 2007 comparative period due primarily to the termination of the Dell services agreement which caused a shift in the mix of business from contract sales to the lower margin lead development product line. Our lead development product line has increased to 55% of total net revenue for the year ended December 31, 2008, as compared to 48% of total net revenue in the 2007 comparable period.

Sales and Marketing Expenses.    Sales and marketing expenses increased $1.0 million, or 15%, to $7.8 million in the year ended December 31, 2008, as compared to the 2007 comparative period. The increase is primarily due to approximately $385,000 in increased sales commission expenses, $377,000 in increased personnel costs which include salaries & benefits, severance, recruiting & relocation due to employee turnover, and $143,000 in consulting fees for corporate marketing and other marketing initiatives. We expect sales and marketing expenses to decrease as the Company has reduced costs due to the challenging macroeconomic environment which has caused a slowdown in marketing spending by our customers.

Technology and Development Expenses.    Technology and development expenses increased $4.4 million, or 41%, to $15.1 million during the year ended December 31, 2008, as compared to the 2007 comparative period. The increase is primarily attributable to increases in expenses relating to supporting client driven initiatives including an increase in project management staff and data resources. Additionally, the increase was also attributable to an investment in help desk support, and additional staffing of leadership roles and development staff in the Philippines. We expect technology and development expenses to decrease during 2009 as we reduce spending due to the challenging macroeconomic environment.

General and Administrative Expenses.    General and administrative expenses increased $1.3 million, or 11%, to $12.7 million during the year ended December 31, 2008, as compared to the year ended December 31, 2007. The increase was primarily due to approximately $858,000 in increased compensation costs related to additional staff added to support the new and existing business of the Company. Included in the $858,000 in compensation increases was approximately $689,000 related to increased stock-based compensation charges during the 2008 period. Legal fees increased approximately $337,000 and were associated with new contract activity and the termination of the Dell services agreement and rent increased approximately $529,000 as a result of expenses incurred to close offices in Oakland and the Philippines and the acquisition of Qinteraction in July 2007. These increases were partially offset by a decrease in audit related fees of $666,000 as Sarbanes-Oxley related audit expenses decreased as compared to the prior year as we were not be required to have to have an audit of the Company’s internal controls for the 2008 fiscal year as required under Sarbanes-Oxley section 404(b) as our “non-affiliated market capitalization” fell below the $50 million level as of June 30, 2008 and, accordingly, we exited the accelerated filer status as of year-end. We expect audit related fees to increase going forward if we are required to maintain compliance as required under Sarbanes-Oxley section 404(b) for the 2009 fiscal year.

Depreciation and Amortization Expenses.    Depreciation and amortization expenses increased $2.1 million, or 36%, to $7.8 million for the year ended December 31, 2008, as compared to the 2007 period. The increase is primarily due to our acquisition of Qinteraction in July 2007 which accounts for approximately $1.3 million of the increase in depreciation and amortization expense in 2008. The remaining increase is due to increased depreciation of property and equipment as a result of our capital expenditures over the last year. We expect amortization expense to decrease significantly in 2009 due to the company taking a charge to write-down a significant portion of its amortizable intangible assets in the 4th quarter of 2008. See the discussion below regarding the Impairment of Goodwill & Other Intangible Assets.

Impairment of Goodwill & Other Intangible Assets.    In the 1 st quarter of 2008, we performed our annual goodwill impairment evaluation required under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), and no impairment existed at that time. During 2008, we changed the annual goodwill impairment evaluation date required under SFAS 142, from January 31 to October 31 to better align this evaluation with our annual planning and budgeting process. As of October 31, 2008, we started to perform our annual impairment analysis of goodwill and other intangible assets in accordance with SFAS 142. At that time, our initial indications determined that goodwill was impaired. Additionally in the 4th quarter of 2008, we again assessed goodwill and long lived assets for impairment as we observed that there were indicators of impairment. The notable indicators were our market capitalization declined significantly with the price of our stock, depressed market conditions, deteriorating industry trends, and a significant downward revision of our forecasts. These market conditions continuously change and it is difficult to project how long this current economic downturn may last. Because of the decline in our market capitalization at December 31, 2008, we again tested for the potential impairment of goodwill as the decline in market capitalization was considered a triggering event under SFAS 142, as well for amortizable intangible assets under SFAS 144. Our goodwill and intangible assets were primarily established in purchase accounting at the completion of the Sunset Direct, View Central, CAS Systems, and Qinteraction acquisitions.

The projected discounted cash flows for our three reporting units (Contract Sales, Lead Development, and Rainmaker Asia) were based on discrete three-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts through 2016 were estimated based on both the reporting units’ respective historical performance and comparison to comparable public companies. The annual sales growth rates ranged from negative 7% to positive 16% during the discrete forecast period. These forecasts represent the best estimate that our management had at the time and believe to be reasonable. The terminal value of our reporting units was determined using the Gordon Growth Model, which applied a long-term revenue growth rate of 3%. The terminal value represents the value of our reporting units at the end of the discrete forecast period. The future cash flows and terminal value were discounted to present value using a discount rate range of 18% - 20%. The discount rate was based on an analysis of the weighted average cost of capital of our reporting units.

Prior to our goodwill impairment testing under SFAS 142 in the 4th quarter of 2008, we also assessed the fair value of our long-lived assets including our other finite-lived amortizable intangible assets under SFAS 144. Based on this analysis, we determined that the carrying value of our amortizable intangible assets exceeded their fair value based upon the estimated discounted cash flows related to the assets and we recorded impairment charges of approximately $1.1 million related to intangible assets held at the Lead Development reporting unit, and approximately $1.1 million related to intangible assets held at the Rainmaker Asia reporting unit. Based on this analysis, we determined that the carrying value of our amortizable intangible assets exceeded their fair value based upon the estimated discounted cash flows related to the assets and we recorded impairment charges of approximately $1.1 million related to intangible assets held at the Lead Development reporting unit, and approximately $1.1 million related to intangible assets held at the Rainmaker Asia reporting unit. The fair value of our amortized intangible assets which included developed technology, customer relations, database and trade-name was determined using discounted cash flow and excess earnings income approaches.

SFAS 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of the reporting unit to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment. Step 1 of the impairment analysis determined that the carrying value of our Lead Development and Rainmaker Asia reporting units, subsequent to the impairment of our other finite-lived amortizable intangible assets noted above, was greater than their fair value, and that the goodwill relating to these reporting units was impaired. Upon completion of Step 2 of the analysis, we recorded a goodwill impairment charge of approximately $6.1 million on the Lead Development reporting unit and approximately $5.4 million on the Rainmaker Asia reporting unit, representing the entire balance of goodwill at these reporting units.

Interest and Other Income (Expense), Net.    The components of interest and other income (expense), net are as follows (in thousands):

	Year Ended December 31,		Change
	2008	2007
Interest income	$865	$1,436	$(571)
Interest expense	(112)	(186)	74
Currency translation gain	96	137	(41)
Write-down of strategic investment	(749)	—	(749)
Other	(134)	20	(154)

	$(34)	$1,407	$(1,441)

Interest income is attributable to the investing of our cash balances in short-term interest bearing deposit accounts. Interest rate decreases and our declining cash balance during 2008 contributed to the change in interest income for the year.

Interest expense is the result of the $3.0 million Term Loan obtained in February 2005 in connection with the acquisition of Sunset Direct, interest on the $1.5 million June 2005 Term Loan to fund the purchase and implementation of our new client management system, interest incurred with respect to notes payable issued with the purchase of the assets of CAS Systems and interest expense on the $3.0 million borrowed under our revolving line of credit during the 4th quarter of 2008. We have paid off the Term Loan and the June 2005 Term Loan during 2008 and have made the first of three principal payments on the CAS Systems notes during 2008.

The change in currency translation gain is primarily due to the fluctuation of currency exchange rates on a note payable to a third party denominated in United States dollars that is owed by our Canadian subsidiary in connection with our acquisition of CAS Systems. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.

The write-down of strategic investment relates to our investment in a privately-held company. In October 2007, we provided $2.5 million in growth capital to this privately-held company. The transaction was structured as a $1.25 million convertible loan and a $1.25 million term loan secured by substantially all of the assets of the privately-held company including intellectual property. We also received a warrant as a part of this transaction to purchase approximately 411,000 shares of common stock of the privately-held company. In October 2008, the convertible debt automatically converted to 619,104 shares of Series A Preferred stock of the privately-held company. Because the private equity investment represents less than 20% in the investee company, and because the Company does not have any significant influence on the investee company, the investments are accounted for in accordance with the cost method described in APB 18, “The Equity Method of Accounting for Common Stock”, and evaluated regularly for impairment indicators. During the fourth quarter of 2008, we assessed our investment for impairment as we observed that there were indicators of impairment. The Company is aware that the privately-held company is operating at a loss, and while there is no quoted market prices available for the privately-held company, as a marketing services company, it has likely been adversely affected by the recent economic downturn in a manner similar to Rainmaker.

Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 has also established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 3 inputs apply to the determination of fair value for the Company’s private equity investment. These are unobservable inputs where the determination of fair values of investments requires the application of significant judgment.

Management’s valuation methodologies include fundamental analysis that evaluates the investee company’s progress in developing products, building intellectual property portfolios and securing customer relationships, as well as overall industry conditions, conditions in and prospects for the investee’s geographic region, overall equity market conditions, and the level of financing already secured and available. This is combined with analysis of comparable acquisition transactions and values to determine if the security’s liquidation preferences will ensure full recovery of the Company’s investment in a likely acquisition outcome. In its valuation analysis, management also considers the most recent transaction in a company’s shares.

In the 4th quarter of 2008, we took a charge in other expense of approximately $749,000 which represented a write-off of the remaining carrying value of the warrant of $239,000 and a write-down of the carrying value of the investment in Series A Preferred stock of the privately-held company of $510,000 in order to write-down these assets to their respective fair values. It is possible that the factors evaluated by management and fair values will change in subsequent periods, resulting in material impairment charges in future periods.

Other relates primarily to the loss on disposal of fixed assets.

Income Tax Expense.    Income tax expense decreased $223,000, or 40%, to $335,000 for the year ended December 31, 2008, as compared to the year ended December 31, 2007. Even though we incurred a large loss in 2008, we have not recorded any deferred tax benefits for such losses due to management’s assessment that deferred tax assets are not more than likely to be realized in the future. Therefore, we recorded no deferred tax benefits for the losses. In addition, certain of our current year losses are attributable to non-tax deductible losses such as write of certain goodwill and intangibles in various jurisdictions, and thus do not create deferred tax benefits. Our income tax expense for the year ended December 31, 2008, primarily consists of estimates of foreign taxes, which include, but are not limited to, gross income taxes from one of our foreign subsidiaries, and certain state minimum and franchise taxes which is also determined largely based on gross income rather than net income.

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

General and Administrative Expenses.    General and administrative expenses increased $4.0 million, or 53%, to $11.4 million during the year ended December 31, 2007, as compared to the year ended December 31, 2006. The overall increase was primarily due to approximately $1.6 million in increased compensation costs for additional staff added to support the growth of the business and to assist in the Company’s compliance efforts related to Sarbanes-Oxley, and increased audit and consulting fees of approximately $511,000 from Sarbanes-Oxley preparation and implementation. As a result of our acquisitions of ViewCentral in September 2006 and CAS Systems and Qinteraction during 2007, we incurred approximately $1.7 million in additional general and administrative expense during 2007.

Depreciation and Amortization Expenses.    Depreciation and amortization expenses increased $2.4 million, or 73%, to $5.7 million for the year ended December 31, 2007, as compared to the 2006 period. Amortization of intangible assets increased by approximately $2.1 million in the 2007 period primarily as a result of the acquisitions of ViewCentral in September 2006 and CAS Systems and Qinteraction during 2007. The remaining increase is due to increased depreciation of property and equipment as a result of our acquisitions and capital expenditures over the last year.

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

	Three Months Ended
	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007
Statement of Operations Data:
Net revenue	$13,447	$14,461	$17,817	$20,602	$20,127	$19,081	$18,042	$16,265
Costs of services	8,823	9,509	10,422	10,607	10,448	9,998	9,340	8,328

Gross margin	4,624	4,952	7,395	9,995	9,679	9,083	8,702	7,937

Operating expenses:
Sales and marketing	1,760	1,832	2,183	2,074	1,848	1,578	1,738	1,690
Technology and development	3,875	4,364	3,643	3,252	2,734	2,856	2,793	2,355
General and administrative	2,728	2,927	3,615	3,427	3,417	3,166	2,662	2,198
Depreciation and amortization	2,035	2,040	1,949	1,753	1,760	1,614	1,197	1,140
Impairment of goodwill & other intangible assets	13,747	—	—	—	—	—	—	—

Total operating expenses	24,145	11,163	11,390	10,506	9,759	9,214	8,390	7,383

Operating (loss) income	(19,521)	(6,211)	(3,995)	(511)	(80)	(131)	312	554
Interest and other (expense) income, net	(771)	207	186	344	439	448	391	129

(Loss) income before income tax expense	(20,292)	(6,004)	(3,809)	(167)	359	317	703	683
Income tax expense	4	107	114	110	138	159	133	128

Net (loss) income	$(20,296)	$(6,111)	$(3,923)	$(277)	$221	$158	$570	$555

Basic net (loss) income per share	$(1.05)	$(0.32)	$(0.20)	$(0.01)	$0.01	$0.01	$0.03	$0.04

Diluted net (loss) income per share	$(1.05)	$(0.32)	$(0.20)	$(0.01)	$0.01	$0.01	$0.03	$0.03

The following table presents, for the periods given, selected unaudited quarterly financial data as a percentage of our net revenue.

	Three Months Ended
	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007
Net revenue	100%	100%	100%	100%	100%	100%	100%	100%
Costs of services	66	66	58	51	52	52	52	51

Gross margin	34	34	42	49	48	48	48	49

Operating expenses:
Sales and marketing	13	13	12	10	9	8	10	10
Technology and development	29	30	21	16	13	15	15	15
General and administrative	20	20	20	17	17	17	15	14
Depreciation and amortization	15	14	11	8	9	8	6	7
Impairment of goodwill & other intangible assets	102	—	—	—	—	—	—	—

Total operating expenses	179	77	64	51	48	48	46	46

Operating (loss) income	(145)	(43)	(22)	(2)	0	0	2	3
Interest and other (expense) income, net	(6)	2	1	2	2	2	2	1

(loss) income before income tax expense	(151)	(41)	(21)	0	2	2	4	4
Income tax expense	0	1	1	1	1	1	1	1

Net (loss) income	(151)%	(42)%	(22)%	(1)%	1%	1%	3%	3%

Revenue

We increased our revenue sequentially in each quarter during 2007 and in the 1st quarter of 2008. With the loss of the Dell business beginning in the 1st quarter of 2008, our revenue has decreased sequentially during the last 3 quarters of 2008. During 2008, contract sales revenue decreased approximately $9.0 million as compared to 2007 due primarily to the loss of the Dell business. Excluding Dell for both periods, contract sales revenue increased approximately $6.6 million due to increased sales from new and existing customers. Lead development revenue increased approximately $1.4 million in 2008 due primarily to the acquisition of Qinteraction Limited in July 2007 which contributed $3.7 million in increased revenue during the 2008 year. Training sales revenue increased approximately $396,000 in 2008 due to increased sales to new and existing customers.

Gross Margin

Gross margins remained fairly constant in 2007 and the 1st quarter of 2008. Gross margins decreased significantly subsequent to the 1st quarter of 2008 due to the loss of the Dell business which resulted in less absorption of our fixed costs. Additionally, lead development has become a larger percentage of our revenue with the acquisitions of CAS Systems and Qinteraction in 2007, and historically revenue from lead development has a lower margin than revenue from contract sales.

Operating Expenses

Operating expense as a percentage of revenues increased during fiscal 2008. The increase can be attributed to the loss of the Dell business which has resulted in less absorption of our fixed costs during 2008. Additionally, we have incurred significant increasing technology and development expenses relating to our investment in technology infrastructure, software development and tools in support of future growth, as well as an increase in expense related to supporting client driven initiatives including project management staff and data resources.

Income (Loss) from Operations

We were profitable in each quarter of 2007. Our operating income as a percentage of revenue decreased in 2007 due primarily to increases in non-cash costs for the amortization of intangibles related to the acquisition of CAS Systems in January of 2007 and Qinteraction in July of 2007, and lastly, in the fourth quarter of 2007, an increase in stock based compensation expense as a result of additional equity awards to employees. With the loss of the Dell business beginning in the 1st quarter of 2008, our loss from operations has increased sequentially during the last 3 quarters of 2008 as we were not able to reduce operating expenses enough in 2008 to offset this significant loss in revenue. We have made significant reductions in operating expenses in the 3rd and 4th quarters of 2008 that will have a favorable impact to operating results in 2009. Additionally, in the 4th quarter of 2008 we incurred a non-cash charge of approximately $13.7 million related to the impairment of goodwill and other intangible assets on our lead development and Rainmaker Asia reporting units. This is a non-recurring charge and the result of this will be reduced amortization expense on amortizable intangibles in future periods.

Liquidity and Sources of Capital

We used $11.0 million of cash in operating activities in 2008, including $5.3 million from operating activities, and $5.7 million from changes in operating assets and liabilities mostly resulting from the termination of our agreement with our client, Dell, which resulted in the unwinding of the timing difference in amounts we collected from Dell’s clients and the timing of when we had to pay Dell. In 2007, we generated $4.9 million in cash from operating activities and in 2006 we generated $10.5 million in cash from operating activities. We used cash in operating activities in substantially all years prior to 2006 and we funded our operations from cash proceeds from the sale of common stock and the incurrence of debt. From 2004 through 2006, we raised aggregate net proceeds of $14.2 million from private placements of common stock, and during 2007 we raised net proceeds of $27.2 million from a follow-on offering of common stock. During 2005, we raised an aggregate of $4.5 million from term loans from institutional lenders to fund our operations and support our acquisitions of other businesses.

Cash flow used in operating activities for 2008 was $11.0 million as compared to cash provided by operating activities of $4.9 million in 2007. Cash used in operating activities in 2008 was $5.3 million as a result of the net loss totaling $30.6 million partially offset by non-cash expenditures for the impairment of goodwill & other intangible assets of $13.7 million, depreciation and amortization of property and intangibles of $7.8 million, stock-based compensation charges of $2.2 million, the provision for allowance for doubtful accounts of $637,000, write-down of strategic investment of $749,000, loss on disposals of fixed assets of $169,000, and changes in operating assets and liabilities, net of assets acquired and liabilities assumed, that used $5.7 million of cash during the year, mostly resulting from the termination of our agreement with our client Dell, which resulted in the unwinding of the timing difference in amounts we collected from Dell’s clients and the timing of when we had to pay Dell.

The two largest components of our changes in operating assets and liabilities are accounts payable and accounts receivable. When we sell a service or maintenance contract for a client, we record the sales price of the contract to the client’s customer as our receivable and also record our payable to the client for our cost of the contract, which is effectively the same amount less our compensation for obtaining the contract for our client. For this reason, our accounts payable includes amounts due to our clients for service and maintenance contracts we sold on their behalf. Accounts payable therefore increases in relation to our increased sales of service contracts on behalf of our clients. However, because we report as revenue only the net difference between our account receivable from the customer of our client and our account payable to our client in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, any increase in net revenue from service contract sales results in a much larger increase in our accounts payable, which is treated as positive cash flow from operating activities. The reduction in accounts receivable and payable in 2008 are a direct impact of the termination of the Dell services agreement.

Accounts receivable decreased at December 31, 2008 as compared to December 31, 2007 as a result of lower overall sales at the end of 2008 as compared to the end of 2007. Our days sales outstanding, or DSO, increased to 33 days at December 31, 2008 as compared to 31 days at December 31, 2007. Since we record the gross billing to the end customer of our contract sales clients in our accounts receivable, we calculate DSO based on our ability to collect those gross billings from the end customers. We record revenue based on the net commission we retain.

Cash provided by operating activities in 2007 was primarily the result of net income totaling $1.5 million, non-cash expenditures of depreciation and amortization of property and intangibles of $5.7 million, stock-based compensation charges of $1.8 million, the provision for allowance for doubtful accounts of $408,000, and changes in operating assets and liabilities, net of assets acquired and liabilities assumed, that used $4.6 million.

Cash used in investing activities was $7.1 million and $16.0 million in 2008 and 2007, respectively. The decrease in cash used in investing activities was primarily due to our acquisition of CAS Systems in January 2007 for which we used cash of approximately $1.6 million and Qinteraction Limited in July 2007 for which we used cash of approximately $7.4 million. This compares to the $1.0 million that we invested in CAS Systems in 2008 as a result of the achievement of certain financial milestones as specified in the purchase agreement. Investments in property and equipment were $5.3 million in 2008 as compared to $4.7 million in 2007. In 2007, we invested $2.5 million in the purchase of notes receivable and warrants from Market2Lead. Restricted cash represents the reserve for the refund due for non-service payments inadvertently paid to the Company by its customers instead of paid directly to the Company’s clients. At the time of cash receipt the Company records a current liability for the amount of non-service payments received. The change in restricted cash represents the increase of our balance of refunds due to customers.

Cash provided by financing activities was $1.0 million in 2008 and $26.8 million in 2007. Cash provided by financing activities in 2008 was primarily the result of borrowings under the Company’s Revolving Credit Facility. These borrowings were partially offset by principal payments of notes payable of $1.1 million, purchases of treasury stock of $512,000, principal payments of capital lease obligations of $253,000 and tax payments made by the Company in connection with treasury stock surrendered related to stock-based compensation vestings. Cash provided by financing activities in 2007 was primarily a result of the net proceeds of $27.2 million received from the follow-on offering of common stock in April 2007. We also received approximately $1.2 million from the exercise of stock options, warrants and employee stock purchase plan purchases. These amounts were partially offset by principal payments of $1.5 million on our term loans and purchases of $233,000 of treasury stock from employees and directors for shares withheld for income taxes payable on restricted stock awards vested.

In connection with our acquisitions of CAS Systems in January 2007 and Qinteraction Limited in July 2007, the purchase agreements provide for a potential additional payment at the end of twelve months following each acquisition, based on the achievement of certain financial milestones specific to each individual acquisition. In the first quarter of the 2008 fiscal year, the Company paid $1 million relating to the CAS Systems acquisition. The Company has determined that no additional payment is due for the Qinteraction Limited acquisition as the financial milestones specified in this acquisition agreement were not met.

Our principal source of liquidity as of December 31, 2008 consisted of $20.0 million of cash and cash equivalents and approximately $2.9 million available under our Revolving Line of Credit. We anticipate that our existing capital resources will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months. We are anticipating capital expenditures of approximately $1.5 million to $1.7 million for the 2009 fiscal year.

In February 2008, we received written notification from Dell that they would be terminating our service agreement. Under Dell’s transition plan set forth in the notice, Dell moved approximately half of the services provided by us under the agreement internally effective February 4, 2008, and moved the remainder over the subsequent three months. We have not performed any services for Dell subsequent to May 2, 2008. Dell represented approximately 29% of our net revenue for the 2007 fiscal year and approximately 9% for the 2008 fiscal year.

Credit Arrangements

In June 2008, we entered into an amendment to our Revolving Credit Facility with our lender, Bridge Bank, which extended the maturity date of the Revolving Credit Facility to October 10, 2008. During October 2008, we executed further amendments to the Revolving Credit Facility. The amendments extended the maturity date of the Revolving Credit Facility from October 10, 2008 to October 10, 2009 and increase the maximum amount of revolving credit available from $4,000,000 to $6,000,000, with a $1,000,000 sub-facility for standby letters of credit and a new $3,000,000 sub-facility for the purpose of purchasing new equipment until December 31, 2008. The interest rate per annum for revolving advances under the Revolving Credit Facility is equal to the prime lending rate, which was 3.25% as of December 31, 2008. The interest rate per annum for advances under the equipment finance sub-facility is equal to the prime rate plus 0.50%, subject to a minimum interest rate of 6.00%. Bridge Bank, at its option, may increase the interest rate payable on advances under the Revolving Credit Facility by 1.25% per annum if Rainmaker does not maintain minimum deposits of $2,000,000 in demand deposit accounts and a total of $4,000,000 in unrestricted cash with Bridge Bank. Advances under the equipment finance sub-facility shall be repaid in equal monthly installments commencing in January 2009 through October 2011.

The Revolving Credit Facility is collateralized by substantially all of our consolidated assets, including intellectual property. We are subject to certain financial covenants, including not incurring a year-to-date non-GAAP net loss exceeding by 10% the amount of loss recited in the Company’s operating plan approved by Bridge Bank. The Revolving Credit Facility contains customary covenants that will, subject to limited exceptions, limit our ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Revolving Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Revolving Credit Facility. At December 31, 2008, we were in compliance with all loan covenants, had $3.0 million outstanding under the equipment sub-facility of the Revolving Credit Facility and had one undrawn letter of credit outstanding under the Revolving Credit Facility in the aggregate face amount of $100,000. We had originally entered into this Revolving Credit Facility with our lender in April 2004.

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. The letter of credit was issued under the Revolving Credit Facility described above. As of December 31, 2008, no amounts have been drawn against the letters of credit.

In June 2005, we entered into a business loan agreement with Bridge Bank, pursuant to which we obtained a $1.5 million term loan, or the June 2005 Term Loan, that was utilized to fund the purchase and implementation of our new client management system. The June 2005 Term Loan was to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime per annum and was repaid in full in June 2008.

Concurrently with the closing of the merger transaction with Sunset Direct in February 2005, we entered into a Business Loan Agreement and Commercial Security Agreement with Bridge Bank, and obtained a $3.0 million term loan, or the Term Loan, that we used to retire certain indebtedness and certain other liabilities of Sunset Direct. The Term Loan was to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime per annum and was repaid in full in February 2008.

Off-Balance Sheet Arrangements

Leases

As of December 31, 2008, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2013. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up front cash flow related to purchasing the assets.

On November 13, 2006, we executed an amendment to the operating lease for our corporate headquarters in Campbell, California. Under the lease and its amendment, we have a total of 23,149 square feet of usable office space. The lease term originally began on November 1, 2005 and will end on January 31, 2010. Annual base rent will be approximately $441,000 for the final full year of the lease which expires in January 2010. In addition, we must pay our proportionate share of operating costs and taxes. In connection with the execution of the lease, we have issued a letter of credit to the landlord in the amount of $100,000 as a security deposit.

In Austin, Texas we have rented a total of 59,466 square feet of office space under a lease and its amendments that expire at various dates through June 2009. In August 2005, we renewed the existing lease for 46,366 square feet of space and then in March 2006 we further amended the lease for an additional 7,623 square feet of space. On April 16, 2007, we entered into a sublease agreement in the same building as our other lease in Austin for an additional 5,477 feet that expired on July 31, 2008. In November 2007, we signed a sublease agreement to lease approximately 7,259 square feet of our net rentable area to a third party through the expiration of our lease term in June 2009. In accordance with the sublease agreement, we will receive approximately $5,000 in rental income per month plus a proportionate share of common area maintenance costs during the final year of our lease which will offset our rent expense during that period. Under the lease and its amendments, our base rent will approximate $199,000 in 2009 for the remaining 53,989 square feet of office space, net of sublease rentals for the lease that expires in June 2009. We are currently in negotiations with potential landlords for new leased space for our Austin facilities. In both the California and the Texas facilities, we pay rent and maintenance on some of the common areas in each of our leased facilities.

As a result of our acquisition of CAS Systems in January 2007, we acquired leased facilities near Montreal, Canada, where we occupied approximately 18,426 square feet of space covered by leases that were scheduled to expire on December 31, 2007. Additionally, we acquired leased facilities in Oakland, California where we occupied approximately 10,039 square feet of space covered by a lease that was due to expire on May 19, 2011. We renewed the Canada leases as of January 1, 2008 for a 2-year term with options for subsequent continuance. The provisions of the lease renewals in Canada specified that either party can terminate the lease for any reason by giving the other party at least 120 days prior written notice. In 2008, the Company decided to terminate the current lease in Canada and provided the landlord the specified 120 day notice as of October 1, 2008 in accordance with the lease agreement. On September 24, 2008 we entered into a new agreement to lease approximately 20,000 square feet of space and have moved our current Canadian operations to this new location which is closer to Montreal and provides more access to employees allowing for more growth. The lease has a minimum term of 3 years and commenced on January 1, 2009. Annual gross rent is $400,000 Canadian dollars for the initial 3 year term. Based on the exchange rate at December 31, 2008, annual rent will approximate $327,000 in US dollars. Additionally, Rainmaker will be responsible for its proportionate share of utilities, taxes and other common area maintenance charges during the lease term. In the quarter ended June 30, 2008, we decided to close our Oakland facility and vacated the premises. In accordance with FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and FAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, we recorded a liability for the fair value of the remaining lease payments, less the estimated sub-lease rentals, of approximately $227,000 and wrote-off the net book value of the remaining furniture, fixtures and equipment at this location of approximately $76,000. In the 4th quarter of 2008, we exercised the early termination provision of the lease agreement with a payment of approximately $128,000 to the landlord for this location. For the purposes of the contractual obligations table below, we have left the remaining minimum lease payments in this table through the new May 2009 expiration date.

With our acquisition of Qinteraction, we assumed existing lease obligations at their Manila, Philippines offices. We have assumed 2 office space leases and a parking lease. We occupy approximately 40,280 square feet on 3 floors in the BPI building in Manila. Our current lease for this space commenced on April 1, 2008, has a 5 year term and terminates on March 31, 2013. Based on the exchange rate as of December 31, 2008, our annual base rent will escalate from approximately $523,000 in 2009 to $628,000 in 2012, the final full year of the lease that ends in March 2013. During 2008, we amended our lease in the Pacific Star building and we currently occupy approximately 9,800 square feet in the Pacific Star building in Manila. This lease commenced on October 1, 2007, has a 5 year term and terminates on September 30, 2012. Based on the exchange rate as of December 31, 2008, our annual base rent will escalate from approximately $140,000 in 2009 to $155,000 in 2011, the final full year of the lease that expires in September 2012. Our parking lease began in March 2006, has a 5 year term and terminates in March 2011. Based on the exchange rate as of December 31, 2008, our annual base rent on this lease is approximately $7,000.

Rent expense (net of sub-lease income in 2008) under operating lease agreements during the years ended December 31, 2008, 2007 and 2006 was $2,485,000, $2,142,000 and $869,000, respectively.

Guarantees

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. The letter of credit was issued under the Revolving Credit Facility described above. As of December 31, 2008, no amounts had been drawn against the letter of credit.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of December 31, 2008 and 2007.

Contractual Obligations

Capital Leases

In March 2008, we entered into a 3-year software licensing agreement with Microsoft GP. In accordance with the terms of the agreement, we will pay three annual installments of approximately $254,000 beginning in April 2008 for the licensing rights to use certain Microsoft software. The present value of the future lease payments is included as a liability on the balance sheet as both a current and long term lease obligation as of December 31, 2008. The effective annual interest rate on the capital lease obligation is estimated to be 6.25%.

Term Loans

In June 2005, we entered into a business loan agreement with Bridge Bank, pursuant to which we obtained a $1.5 million term loan that was utilized to fund the implementation of the Company’s new client management system. The June 2005 Term Loan was to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime per annum and matured in June 2008.

In February 2005, concurrent with the closing of the acquisition of Sunset Direct, we entered into a business loan agreement and commercial security agreement with Bridge Bank. The Term Loan was to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime per annum and matured in February 2008.

In accordance with the Revolving Credit Facility, advances under the equipment finance sub-facility shall be repaid in equal monthly installments commencing in January 2009 through October 2011. At December 31, 2008, we had $3.0 million in advances outstanding under the equipment finance sub-facility that is to be repaid in 34 equal monthly installments of approximately $88,000. The interest rate per annum for advances under the equipment finance sub-facility is equal to the prime rate plus 0.50%, subject to a minimum interest rate of 6.00%.

Revolving Credit Facility

In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank. The Revolving Credit Facility originally provided borrowing availability up to a maximum of $3.0 million through a secured revolving line of credit that included a $1.0 million letter of credit facility. In December 2005, our Business Loan Agreement and a Commercial Security Agreement (the Revolving Credit Facility) was increased to $4.0 million from the then existing $3.0 million. In addition, on July 6, 2007 the maturity date was extended to October 2007 from December 2006 and in June 2008, the maturity date was extended to October 10, 2008. During October 2008, we executed further amendments to the Revolving Credit Facility. The amendments extend the maturity date of the Revolving Credit Facility from October 10, 2008 to October 10, 2009 and increase the maximum amount of revolving credit available from $4,000,000 to $6,000,000, with a $1,000,000 sub-facility for standby letters of credit and a new $3,000,000 sub-facility for the purpose of purchasing new equipment until December 31, 2008. The interest rate per annum for revolving advances under the Revolving Credit Facility is equal to the prime lending rate, which was 3.25% as of December 31, 2008. The interest rate per annum for advances under the equipment finance sub-facility is equal to the prime rate plus 0.50%, subject to a minimum interest rate of 6.00%. Bridge Bank, at its option, may increase the interest rate payable on advances under the Revolving Credit Facility by 1.25% per annum if Rainmaker does not maintain minimum deposits of $2,000,000 in demand deposit accounts and a total of $4,000,000 in unrestricted cash with Bridge Bank. Advances under the equipment finance sub-facility shall be repaid in equal monthly installments commencing in January 2009 through October 2011. The amended Revolving Credit Facility is collateralized by substantially all of Rainmaker’s consolidated assets. Rainmaker must comply with certain financial covenants, including not incurring a year-to-date non-GAAP net loss exceeding by 10% the amount of loss recited in the Company’s operating plan approved by Bridge Bank. As of December 31, 2008, the company had $3,000,000 outstanding under the equipment sub-facility of the Revolving Credit Facility and had one undrawn letter of credit outstanding under the Revolving Credit Facility in the aggregate face amount of $100,000.

Future payments under our contracts and obligations at December 31, 2008 are as follows (dollars in thousands):

Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-Term Debt Obligations (1)	$4,333	$1,725	$2,608	$—	$—
Capital Lease Obligations	466	226	240	—	—
Operating Lease Obligations	4,783	1,748	2,126	909	—

Total	$9,582	$3,699	$4,974	$160	$—

(1)	Excludes interest payments.

Included in future minimum operating lease payments is our obligation relating to our facilities, including the lease for our corporate headquarters in Campbell, California, and our operations in Austin, Texas, Montreal, Canada and Manila, Philippines. The operating lease for our Austin, Texas facility expires in June 2009.

Potential Impact of Inflation

To date, inflation has not had a material impact on our business.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for us for financial instruments beginning in January 2008 and non-financial instruments beginning in January 2009. The adoption of SFAS 157 for financial instruments in the first quarter of 2008 did not have a material impact on our consolidated financial statements and we are currently evaluating the impact of adopting SFAS 157 for non-financial instruments on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are required to adopt SFAS 141R in the first quarter of 2009 and will apply to any future acquisitions.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We currently do not and do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We mitigate default risk by investing in low-risk securities. To minimize our risks, we maintain our portfolio of cash equivalents and short-term investments in a variety of short-term and liquid securities including money market funds, commercial paper, U.S. government and agency securities and municipal bonds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2008, 100% of our portfolio was invested in instruments that mature in less than 90 days. See Note 1 of our consolidated financial statements.

Due to the short duration and conservative nature of our investment portfolio at December 31, 2008, we do not believe we have a material exposure to interest rate risk. However, based upon the balance in our money market account at December 31, 2008 of approximately $9.3 million, a one percentage point change in interest rates would have an approximate annual impact of $93,000 on our income before income taxes.

Our earnings are affected by changes in short-term interest rates as a result of the Revolving Credit Facility, which bears interest at variable rates based on the prime lending rate (3.25% at December 31, 2008). At December 31, 2008, we had approximately $3.0 million outstanding under the equipment sub-facility of the Revolving Credit Facility. The interest rate per annum for advances under the equipment finance sub-facility is equal to the prime rate plus 0.50%, subject to a minimum interest rate of 6.00%. Based on the outstanding principal balance at the end of 2008, a one percentage point increase in interest rates would not result in any additional annual interest expense due to the minimum interest rate of the equipment sub-facility that is currently in place. Based on our debt level at December 31, 2008, anticipated cash flows from operations, and the various financial alternatives available to management, should there be an adverse change in interest rates, we do not believe that we have significant exposure to market risks associated with changing interest rates as of December 31, 2008. We do not use derivative financial instruments in our operations.

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

During the years ended December 31, 2008 and 2007, international revenues accounted for approximately 12% and 6% of total revenues, respectively. The majority of the international revenue was generated in the Cayman Islands and is U.S. dollar based. We are expanding our services to address our clients’ international operations and expect to conduct transactions on behalf of our clients in a number of geographies and currencies.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into US dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of accumulated other comprehensive income which is a component of shareholders’ equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the fiscal years ended December 31, 2008 and 2007, we recorded net foreign currency transaction gains of approximately $96,000 and $137,000, respectively, which is recorded in interest and other income (expense), net in the consolidated statements of operations.

We may enter into hedges in the future to manage foreign currency risk; however, we did not have any currency hedges in place as of December 31, 2008.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Rainmaker Systems, Inc.

Campbell, California

We have audited the accompanying consolidated balance sheets of Rainmaker Systems, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rainmaker Systems, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    BDO SEIDMAN, LLP

San Francisco, California

March 30, 2009

RAINMAKER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$20,040	$37,407
Restricted cash	942	157
Accounts receivable, less allowance for doubtful accounts of $550 and $285 at December 31, 2008 and 2007, respectively	10,560	20,625
Prepaid expenses and other current assets	2,092	3,622

Total current assets	33,634	61,811
Property and equipment, net	10,222	9,447
Intangible assets, net	1,611	7,049
Goodwill	3,507	14,539
Other noncurrent assets	2,472	2,706

Total assets	$51,446	$95,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,220	$25,466
Accrued compensation and benefits	1,201	2,062
Other accrued liabilities	2,981	3,447
Deferred revenue	3,825	3,541
Current portion of capital lease obligations	226	—
Current portion of notes payable	1,725	1,083

Total current liabilities	20,178	35,599
Deferred tax liability	198	167
Long term deferred revenue	543	401
Capital lease obligations, less current portion	240	—
Notes payable, less current portion	2,608	1,333

Total liabilities	23,767	37,500

Commitments and contingencies (Notes 4, 5, 6, 9 and 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,579,251 shares issued and 21,178,010 shares outstanding at December 31, 2008, and 20,359,560 shares issued and 20,325,960 shares outstanding at December 31, 2007	19	19
Additional paid-in capital	118,628	116,391
Accumulated deficit	(88,681)	(58,074)
Accumulated other comprehensive loss	(1,355)	(51)
Treasury stock, at cost, 401,241 shares at December 31, 2008 and 33,600 shares at December 31, 2007	(932)	(233)

Total stockholders’ equity	27,679	58,052

Total liabilities and stockholders’ equity	$51,446	$95,552

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Net revenue	$66,327	$73,515	$48,921
Costs of services	39,361	38,114	24,385

Gross margin	26,966	35,401	24,536

Operating expenses:
Sales and marketing	7,849	6,854	4,250
Technology and development	15,134	10,738	5,990
General and administrative	12,697	11,443	7,483
Depreciation and amortization	7,777	5,711	3,299
Impairment of goodwill & other intangible assets	13,747	—	—

Total operating expenses	57,204	34,746	21,022

Operating (loss) income	(30,238)	655	3,514
Interest and other (expense) income, net	(34)	1,407	187

(Loss) income before income tax expense	(30,272)	2,062	3,701
Income tax expense	335	558	298

Net (loss) income	$(30,607)	$1,504	$3,403

Basic net (loss) income per share	$(1.58)	$0.09	$0.25

Diluted net (loss) income per share	$(1.58)	$0.08	$0.23

Shares used to compute basic net (loss) income per share	19,333	17,569	13,662

Shares used to compute diluted net (loss) income per share	19,333	18,882	14,568

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	11,306,937	$11	—	—	$69,089	$(62,981)	—	$6,119

Net income	—	—	—	—	—	3,403	—	3,403

Comprehensive income	—	—	—	—	—	—	—	3,403

Exercise of employee stock options	405,285	1	—	—	1,015	—	—	1,016
Issuance of common stock upon exercise of warrants	79,083	—	—	—	190	—	—	190
Issuance of common stock under employee stock purchase plan	14,739	—	—	—	53	—	—	53
Issuance of common stock in private placement	2,000,000	2	—	—	5,310	—	—	5,312
Issuance of common stock for Metrics assets	158,480	—	—	—	898	—	—	898
Issuance of common stock for ViewCentral assets	754,968	1	—	—	4,438	—	—	4,439
Issuance of restricted stock awards	368,802	—	—	—	—	—	—	—
Stock based compensation – option plan	—	—	—	—	98	—	—	98
Stock based compensation – employee stock purchase plan	—	—	—	—	6	—	—	6
Stock based compensation – restricted stock awards	—	—	—	—	103	—	—	103
Tax benefit of stock option exercises	—	—	—	—	65	—	—	65

Balance at December 31, 2006	15,088,294	15	—	—	81,265	(59,578)	—	21,702

Net income	—	—	—	—	—	1,504	—	1,504
Foreign currency translation loss	—	—	—	—	—	—	(51)	(51)

Comprehensive income	—	—	—	—	—	—	—	1,453

Exercise of employee stock options	426,185	—	—	—	1,111	—	—	1,111
Issuance of common stock upon exercise of warrants	23,167	—	—	—	55	—	—	55
Issuance of common stock under employee stock purchase plan	9,414	—	—	—	76	—	—	76
Issuance of common stock in follow-on offering, net	3,500,000	3	—	—	27,200	—	—	27,203
Issuance of common stock for Qinteraction stock	559,284	1	—	—	4,816	—	—	4,817
Issuance of restricted stock awards	920,250	—	—	—	—	—	—	—
Cancellation of restricted stock awards	(167,034)	—	—	—	—	—	—	—
Stock based compensation – option plan	—	—	—	—	611	—	—	611
Stock based compensation – restricted stock awards	—	—	—	—	1,203	—	—	1,203
Surrender of shares for tax withholding	(33,600)	—	33,600	(233)	—	—	—	(233)
Tax benefit of stock option exercises	—	—	—	—	54	—	—	54

Balance at December 31, 2007	20,325,960	19	33,600	(233)	116,391	(58,074)	(51)	58,052

Net loss	—	—	—	—	—	(30,607)	—	(30,607)
Foreign currency translation loss	—	—	—	—	—	—	(1,304)	(1,304)

Comprehensive loss	—	—	—	—	—	—	—	(31,911)

Exercise of employee stock options	18,665	—	—	—	32	—	—	32
Issuance of common stock under employee stock purchase plan	5,277	—	—	—	13	—	—	13
Issuance of restricted stock awards	1,474,000	—	—	—	—	—	—	—
Cancellation of restricted stock awards	(278,251)	—	—	—	—	—	—	—
Stock based compensation – option plan	—	—	—	—	587	—	—	587
Stock based compensation – restricted stock awards	—	—	—	—	1,605	—	—	1,605
Surrender of shares for tax withholding	(78,959)	—	78,959	(187)	—	—	—	(187)
Purchases of treasury stock	(288,682)	—	288,682	(512)	—	—	—	(512)

Balance at December 31, 2008	21,178,010	$19	401,241	$(932)	$118,628	$(88,681)	$(1,355)	$27,679

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Operating activities:
Net (loss) income	$(30,607)	$1,504	$3,403
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	4,542	2,646	1,831
Amortization of intangible assets	3,235	3,065	1,468
Impairment of goodwill & other intangible assets	13,747	—	—
Stock based compensation charges	2,192	1,814	207
Provision for allowances for doubtful accounts	637	408	267
Amortization of discount on notes receivable	—	(44)	—
Loss on disposal of fixed assets	169	41	10
Write-down of strategic investment	749	—	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	9,428	(5,634)	(3,184)
Prepaid expenses and other assets	977	(1,440)	18
Accounts payable	(15,205)	2,185	4,781
Accrued compensation and benefits	(836)	(310)	552
Other accrued liabilities	(452)	223	637
Deferred tax liability	(13)	363	43
Deferred revenue	426	47	503

Net cash (used in) provided by operating activities	(11,011)	4,868	10,536

Investing activities:
Purchases of property and equipment	(5,313)	(4,671)	(1,660)
Restricted cash, net	(785)	157	271
Acquisition of businesses, net of cash acquired	(1,000)	(9,027)	365
Purchase of notes receivable and warrants	—	(2,500)	—

Net cash used in investing activities	(7,098)	(16,041)	(1,024)

Financing activities:
Proceeds from issuance of common stock from option exercises	32	1,111	1,016
Proceeds from issuance of common stock from ESPP	13	76	53
Proceeds from issuance of common stock from warrant exercises	—	55	190
Proceeds from issuance of common stock and warrants from private placement	—	—	5,312
Tax benefit of stock option exercises	—	54	65
Net proceeds from follow-on offering of common stock	—	27,203	—
Repayment of notes payable	(1,062)	(1,501)	(3,500)
Repayment of financing arrangements	—	—	(301)
Repayment of capital lease/debt obligations	(253)	(2)	(97)
Net borrowings under revolving line of credit	3,000	—	—
Tax payments in connection with treasury stock surrendered	(187)	(233)	—
Purchases of treasury stock	(512)	—	—

Net cash provided by financing activities	1,031	26,763	2,738

Effect of exchange rate changes on cash	(289)	(179)	—

Net (decrease) increase in cash and cash equivalents	(17,367)	15,411	12,250

Cash and cash equivalents at beginning of year	37,407	21,996	9,746

Cash and cash equivalents at end of year	$20,040	$37,407	$21,996

Supplemental disclosures of cash flow information:
Cash paid for interest	$108	$208	$254

Cash paid for income taxes	$312	$223	$108

Supplemental non-cash investing and financing activities:
Acquisitions of assets under capital lease	$719	$—	$—

Common stock issued in acquisitions	$—	$4,817	$5,337

Notes payable issued in acquisitions	$—	$2,000	$—

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

We operate in three operating segments and one reportable segment as determined by revenue generated from sales and marketing solutions. We have operations within the United States of America, Canada and the Philippines where we perform services on behalf of our clients to customers who are primarily located in North America. We have contracted with third parties on behalf of our clients to perform marketing services in Europe.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside of the company, and other relevant facts and circumstances. Actual results could differ materially from those estimates. Accounting policies that include particularly significant estimates are revenue recognition and presentation policies, valuation of accounts receivable, measurement of our deferred tax asset and the corresponding valuation allowance, allocation of purchase price in business combinations, fair value estimates for the expense of employee stock options and the assessment of recoverability and measuring impairment of goodwill, intangible assets, private company investments, fixed assets and commitments and contingencies.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents generally consist of money market funds and certificates of deposit. The fair market value of cash equivalents represents the quoted market prices at the balance sheet dates and approximates their carrying value.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of our cash and cash equivalents at December 31, 2008 and 2007, respectively (in thousands):

	December 31,
	2008	2007
Cash and cash equivalents:
Cash	$10,781	$11,536
Money market funds	9,259	25,871

Total cash and cash equivalents	$20,040	$37,407

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 31, 2008 and 2007, our allowance for potentially uncollectible accounts was $550,000 and $285,000, respectively.

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

Goodwill and Other Intangible Assets

We apply the guidance of the Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations in accounting for the assets related to our acquisitions. Goodwill represents the excess of the acquisition purchase price over the estimated fair value of net tangible and intangible assets acquired. Goodwill

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired. In our analysis of goodwill and other indefinite lived intangible assets we apply the guidance of FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142) in determining whether any impairment conditions exist. In our analysis of other finite lived amortizable intangible assets, we apply the guidance of and FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144),in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various technologies, customer relationships and trade names of the businesses we have acquired.

In the 1st quarter of 2008, we performed our annual goodwill impairment evaluation required under SFAS 142 and concluded that no impairment indicators existed at that time. During 2008, we changed the annual goodwill impairment evaluation date required under SFAS 142, from January 31 to October 31 to better align this evaluation with our annual planning and budgeting process. As of October 31, 2008, we started to perform our annual impairment analysis of goodwill in accordance with SFAS 142. At that time, our initial indications determined that goodwill was impaired. Additionally in the 4th quarter of 2008, our market capitalization declined significantly with the price of our stock as a result of declining sales and overall market conditions. Due to the decline in our market capitalization at December 31, 2008, depressed market conditions, deteriorating industry trends, and a significant downward revision of our forecasts, we again tested for the potential impairment of goodwill as these were considered triggering events under SFAS 142, and for amortizable intangible assets under SFAS 144.

Prior to our goodwill impairment testing under SFAS 142 in the 4th quarter of 2008, we also assessed the fair value of our long-lived assets including our other finite-lived amortizable intangible assets under SFAS 144. Based on this analysis, we determined that the carrying value of our amortizable intangible assets exceeded their fair value based upon the estimated discounted cash flows related to the assets and we recorded impairment charges of approximately $1.1 million related to intangible assets held at the Lead Development reporting unit, and approximately $1.1 million related to intangible assets held at the Rainmaker Asia reporting unit.

SFAS 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of the reporting unit to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment. Step 1 of the impairment analysis determined that the carrying value of our Lead Development and Rainmaker Asia reporting units, subsequent to the impairment of our other finite-lived amortizable intangible assets noted above, was greater than their fair value, and that the goodwill relating to these reporting units was impaired. Upon completion of Step 2 of the analysis, we recorded a goodwill impairment charge of approximately $6.1 million on the Lead Development reporting unit and approximately $5.4 million on the Rainmaker Asia reporting unit, representing the entire balance of goodwill at these reporting units. The impairment evaluations for goodwill and other intangible assets included reasonable and supportable assumptions and were based on estimates of projected future cash flows.

We report segment results in accordance with SFAS No. 131, Segment Reporting (SFAS 131). We have identified three operating segments in accordance with SFAS 131: Contract Sales, Lead Development, and Rainmaker Asia. The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by detailed information listing revenues by customer, for purposes of making operating decisions and assessing financial performance. Further, our operating segments have similar long-term average gross margins. Accordingly, the Company has concluded that we have one reportable segment. However, in accordance with SFAS 142, we are required to test goodwill for impairment at the reporting unit

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

level which is an operating segment or one level below an operating segment. Thus, our reporting units for goodwill impairment testing are our operating segments of Contract Sales, Lead Development and Rainmaker Asia.

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

In the 4th quarter of 2008, in connection with the goodwill impairment testing discussed above, we had to evaluate our other long-lived assets which included amortized intangible assets. Based on this analysis, we determined that the carrying value of our amortizable intangible assets exceeded their fair value based upon the estimated discounted cash flows related to the assets and we recorded impairment charges of approximately $1.1 million related to intangible assets held at the Lead Development reporting unit, and approximately $1.1 million related to intangible assets held at the Rainmaker Asia reporting unit.

Revenue Recognition and Presentation

Substantially all of our revenue is generated from the sale of service contracts and maintenance renewals, lead development services and software subscriptions for hosted Internet sales of web based training. We recognize revenue from the sale of our clients’ service contracts and maintenance renewals under the provisions of Staff Accounting Bulletin (SAB) 104, Revenue Recognition and on the “net basis” in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from a client’s customer is received, the service contract or maintenance agreement is delivered, the fee is fixed or determinable, the collection of the receivable is reasonably assured, and no significant post-delivery obligations remain unfulfilled. Revenue from lead development services we perform is recognized as the services are accepted and is generally earned ratably over the service contract period. Some of our lead development service revenue is earned when we achieve certain attainment levels and is recognized upon customer acceptance of the service. We earn revenue from our software application subscriptions of hosted online sales of web based training ratably over each contract period, having considered EITF 00-03: Application of AICPA SOP 97-2, Software Revenue Recognition, to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware, which distinguishes hosting services that might fall under the scope of SOP 97-2: Software Revenue Recognition. Since these software subscriptions are usually paid in advance, we have recorded a deferred revenue liability on our balance sheet that represents the prepaid portions of subscriptions that will be earned over the next one to two years.

We also evaluate our agreements for multiple element arrangements, taking into consideration the guidance from both EITF 00-21: Revenue Arrangements with Multiple Deliverables, and TPA 5100.39: Software Revenue Recognition for Multiple-Element Arrangements. Our agreements typically do not contain multiple deliverables.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Costs of Services

Costs of services consist of costs associated with promoting and selling our clients’ products and services including compensation costs of sales personnel, sales commissions and bonuses, costs of designing, producing and delivering marketing services, and salaries and other personnel expenses related to fee-based activities. Costs of services also include the cost of allocated facility and telephone usage for our telesales representatives as well as other direct costs associated with the delivery of our services. Most of the costs are personnel related and are mostly variable in relation to our net revenue. Bonuses and sales commissions will typically change in proportion to revenue or profitability.

Advertising

We expense advertising costs as incurred. These costs were not material and are included in sales and marketing expense.

Income Taxes

We account for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At December 31, 2008 and 2007, we had gross deferred tax assets of $23.8 million and $17.9 million, respectively. In 2008 and 2007, the deferred tax asset was subject to a 100% valuation allowance and therefore is not recorded on our balance sheet as an asset. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.

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

Our policy for recording interest and penalties related to uncertain tax positions is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in interest and other income (expense), net, in the statement of operations. There were no amounts accrued for interest and penalties related to uncertain tax positions as of December 31, 2008.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions.

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

We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In 2008, Hewlett-Packard accounted for more than 10% of our revenue and represented approximately 20% for the year ended December 31, 2008. Hewlett-Packard is a customer in both our contract sales and lead development product lines. In 2007, two clients (Dell & Hewlett-Packard) accounted for more than 10% of our net revenue and collectively represented 43% of our net revenue with the largest client, Dell, representing 29% and Hewlett-Packard representing approximately 14%. In 2006, these same two clients accounted for 48% of our net revenue with Dell representing 38% of our net revenue.

In February 2008, we received written notification from Dell, our largest customer in the previous , that they will be terminating our service agreement. Under Dell’s intended transition plan set forth in the notice, Dell intends to move approximately half of the services presently being provided by us under the agreement internally effective immediately and the remainder over the next three months, at the conclusion of which the Company would no longer be performing any services for Dell.

No individual client’s end-user customer accounted for 10% or more of our revenues in any period presented.

We have outsourced services agreements with our clients that expire at various dates ranging through December 2011. Many of our client agreements contain automatic renewal clauses. These clients may, however, terminate their contracts for cause in accordance with the provisions of each contract. In most cases, a client must provide us with advance written notice of its intention to terminate. Any loss of a single significant client may have a material adverse effect on the Company’s consolidated financial position, cash flows and results of operations.

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

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a breakdown of net revenue by product line for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Years Ended December 31,
	2008	2007	2006
Contract sales	$25,574	$34,564	$28,857
Lead development	36,368	34,962	18,818
Training sales	4,385	3,989	1,246

Total	$66,327	$73,515	$48,921

Foreign revenues are attributed to the country of the business entity that executed the contract. The Company utilizes our call centers in the United States, Canada and the Philippines to fulfill these contracts. Property and equipment information is based on the physical location of the assets and goodwill and intangible information is based on the country of the business entity to which these are allocated. The following is a geographic breakdown of net revenue and net long-lived assets as of December 31, 2008 and 2007, and for the years then ended (in thousands):

	Net Revenue	Property & Equip., Net	Goodwill	Intangible Assets, Net
2008
United States	$58,136	$6,380	$3,507	$1,011
Cayman Islands	6,307	—	—	600
Philippines	1,884	3,508	—	—
Canada	—	334	—	—

2008 Total	$66,327	$10,222	$3,507	$1,611

2007
United States	$69,069	$5,893	$7,734	$4,264
Cayman Islands	3,451	—	—	2,785
Philippines	995	3,343	5,633	—
Canada	—	211	1,172	—

2007 Total	$73,515	$9,447	$14,539	$7,049

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

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for us for financial instruments beginning in January 2008 and non-financial instruments beginning in January 2009. The adoption of SFAS 157 for financial instruments in the first quarter of 2008 did not have a material impact on our consolidated financial statements and we are currently evaluating the impact of adopting SFAS 157 for non-financial instruments on our Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are required to adopt SFAS 141R in the first quarter of 2009 and will apply to any future acquisitions.

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

2. Net (Loss) Income Per Share

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

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the calculation of basic and diluted net (loss) income per common share (in thousands, except per share data):

	Years Ended December 31,
	2008	2007	2006
Net (loss) income	$(30,607)	$1,504	$3,403

Weighted-average common shares of common stock outstanding – basic	19,333	17,569	13,662
Plus: Outstanding dilutive options, warrants and unvested restricted stock awards outstanding	—	2,675	2,143
Less: weighted-average shares subject to repurchase	—	(1,362)	(1,237)

Weighted-average shares used to compute diluted net loss per share	19,333	18,882	14,568

Basic net (loss) income per share	$(1.58)	$0.09	$0.25

Diluted net (loss) income per share	$(1.58)	$0.08	$0.23

For the years ended December 31, 2008, 2007 and 2006, the Company excluded certain options and warrants from the calculation of basic and diluted earnings per share because these securities were antidilutive. For the year ended December 31, 2008, the Company excluded all 4.6 million options, warrants and unvested restricted share awards from the calculation of basic and diluted net loss per share because these securities were antidilutive. In 2007, the Company excluded approximately 368,000 options and warrants, and in 2006, approximately 735,000 options and warrants were excluded since the exercise price of these options and warrants was greater than the average price of the Company’s common stock during these periods.

3. Balance Sheet Components (in thousands)

	December 31,
	2008	2007
Prepaid expenses and other current assets:
Prepaid insurance	$321	$338
Prepaid support and maintenance contracts	564	496
Deferred commission expense	503	684
Note receivable, net of discount (1)	—	1,150
Other prepaid expenses and other current assets	704	954

	$2,092	$3,622

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Estimated Useful Life	December 31,
		2008	2007
Property and equipment:
Computer equipment	3 years	$9,878	$6,223
Capitalized software and development	2-5 years	14,868	12,685
Furniture and fixtures	5 years	1,086	1,833
Leasehold improvements	Lease term	1,360	1,085

		27,192	21,826
Accumulated depreciation and amortization		(17,248)	(12,988)
Construction in process (2)		278	609

Property and equipment, net		$10,222	$9,447

(1)

During 2007, we entered into an OEM licensing agreement and provided growth capital financing to a privately-held company. The financing was structured as a $1.5 million convertible note receivable and a $1.5 million term note receivable. The notes bear interest at the rate of 5% per annum and have a three-year maturity. Principal and accrued interest is due at maturity. The outstanding principal and accrued interest of the convertible note automatically converted to equity securities of the privately-held company on October 1, 2008. The notes are secured by substantially all of the assets of the privately-held company including intellectual property. The convertible note was included in prepaid expenses and other current assets in 2007 and the term note is included in other noncurrent assets. In October 2008, the convertible debt automatically converted to 619,104 shares of Series A Preferred stock of the privately-held company and this investment was moved to other long-term assets. In the 4th quarter of 2008, we took a charge to other expense of approximately $749,000 which included a write-down of the carrying value of the investment in Series A Preferred stock of the privately-held company of $510,000 in order to write-down this asset to fair value and a write down of the remaining carrying value of the warrant received from the privately-held company of $239,000. See Note 11 below for a discussion of the write down of this strategic investment.

(2)	Construction in process at December 31, 2008, consists primarily of costs incurred to further develop and enhance the Company’s Global ERP system and a component of fixed assets and leasehold improvements for the Company’s new Montreal facility. Estimated costs to complete these projects are in the range of $20,000 - $50,000 subject to future revisions.

	Estimated Useful Life	December 31,
		2008	2007
Intangible assets:
Developed technology (3)	3-5 years	$920	$1,980
Customer relations (3)	2-5 years	2,790	8,270
Database (3)	5 years	147	1,100
Trade name (3)	10 years	—	1,100

		3,857	12,450
Accumulated amortization		(2,246)	(5,401)

Intangibles and indefinite life intangibles, net		$1,611	$7,049

(3)

In the 1st quarter of 2008, we performed our annual goodwill impairment evaluation required under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), and no impairment existed at that time. During 2008, we changed the annual goodwill impairment evaluation date required under SFAS 142, from January 31 to October 31 to better align this evaluation with our annual planning and budgeting process. As of October 31, 2008, we started to perform our annual impairment analysis of goodwill and other intangible

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets in accordance with SFAS 142. At that time, our initial indications determined that goodwill was impaired. Additionally in the 4th quarter of 2008, we again assessed goodwill and long lived assets for impairment as we observed that there were indicators of impairment. The notable indicators were our market capitalization declined significantly with the price of our stock, depressed market conditions, deteriorating industry trends, and a significant downward revision of our forecasts. These market conditions continuously change and it is difficult to project how long this current economic downturn may last. Because of the decline in our market capitalization at December 31, 2008, we again tested for the potential impairment of goodwill as the decline in market capitalization was considered a triggering event under SFAS 142, as well for amortizable intangible assets under SFAS 144. Our goodwill and intangible assets were primarily established in purchase accounting at the completion of the Sunset Direct, View Central, CAS Systems, and Qinteraction acquisitions.

The projected discounted cash flows for our three reporting units (Contract Sales, Lead Development, and Rainmaker Asia) were based on discrete three-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts through 2016 were estimated based on both the reporting units’ respective historical performance and comparison to comparable public companies. The annual sales growth rates ranged from negative 7% to positive 16% during the discrete forecast period. These forecasts represent the best estimate that our management had at the time and believe to be reasonable. The terminal value of our reporting units was determined using the Gordon Growth Model, which applied a long-term revenue growth rate of 3%. The terminal value represents the value of our reporting units at the end of the discrete forecast period. The future cash flows and terminal value were discounted to present value using a discount rate range of 18% - 20%. The discount rate was based on an analysis of the weighted average cost of capital of our reporting units.

Prior to our goodwill impairment testing under SFAS 142 in the 4th quarter of 2008, we also assessed the fair value of our long-lived assets including our other finite-lived amortizable intangible assets under SFAS 144. Based on this analysis, we determined that the carrying value of our amortizable intangible assets exceeded their fair value based upon the estimated discounted cash flows related to the assets and we recorded impairment charges of approximately $1.1 million related to intangible assets held at the Lead Development reporting unit, and approximately $1.1 million related to intangible assets held at the Rainmaker Asia reporting unit. The fair value of our amortized intangible assets which included developed technology, customer relations, database and trade-name was determined using discounted cash flow and excess earnings income approaches.

Future amortization of intangible assets at December 31, 2008 is as follows:

Intangible Amortization
2009	$966
2010	381
2011	166
2012	73
2013	25

Total future amortization	$1,611

The customer relations intangible is being amortized on an accelerated basis to match the estimated future cash flows generated from this intangible asset. Developed technology and database are being amortized using a straight-line method.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the activity in our accounting for goodwill for the years ended December 31, 2007 and 2008:

	Sunset Direct	Launch Project	Business Telemetry	ViewCentral	CAS Systems	Qinteraction	Total
Balance at December 31, 2006	$3,223	$258	$656	$2,869	$—	$—	$7,006
Purchase price adjustments	—	—	2	(20)	—	—	(18)
Acquisition of:
CAS Systems	—	—	—	—	1,710	—	1,710
Qinteraction	—	—	—	—	—	5,751	5,751
Foreign currency adjustments	—	—	—	—	208	(118)	90

Balance at December 31, 2007	3,223	258	658	2,849	1,918	5,633	14,539
Purchase price adjustments	—	—	—	—	1,000	—	1,000
Foreign currency adjustments	—	—	—	—	(242)	(246)	(488)
Write-off of goodwill (4)	(3,223)	(258)	—	—	(2,676)	(5,387)	(11,544)

Balance at December 31, 2008	$—	$—	$658	$2,849	$—	$—	$3,507

(4)

In the 1st quarter of 2008, we performed our annual goodwill impairment evaluation required under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), and no impairment existed at that time. During 2008, we changed the annual goodwill impairment evaluation date required under SFAS 142, from January 31 to October 31 to better align this evaluation with our annual planning and budgeting process. As of October 31, 2008, we started to perform our annual impairment analysis of goodwill and other intangible assets in accordance with SFAS 142. At that time, our initial indications determined that goodwill was impaired. Additionally in the 4th quarter of 2008, we again assessed goodwill and long lived assets for impairment as we observed that there were indicators of impairment. The notable indicators were our market capitalization declined significantly with the price of our stock, depressed market conditions, deteriorating industry trends, and a significant downward revision of our forecasts. These market conditions continuously change and it is difficult to project how long this current economic downturn may last. Because of the decline in our market capitalization at December 31, 2008, we again tested for the potential impairment of goodwill as the decline in market capitalization was considered a triggering event under SFAS 142, as well for amortizable intangible assets under SFAS 144. Our goodwill and intangible assets were primarily established in purchase accounting at the completion of the Sunset Direct, View Central, CAS Systems, and Qinteraction acquisitions.

The projected discounted cash flows for our three reporting units (Contract Sales, Lead Development, and Rainmaker Asia) were based on discrete three-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts through 2016 were estimated based on both the reporting units’ respective historical performance and comparison to comparable public companies. The annual sales growth rates ranged from negative 7% to positive 16% during the discrete forecast period. These forecasts represent the best estimate that our management had at the time and believe to be reasonable. The terminal value of our reporting units was determined using the Gordon Growth Model, which applied a long-term revenue growth rate of 3%. The terminal value represents the value of our reporting units at the end of the discrete forecast period. The future cash flows and terminal value were discounted to present value using a discount rate range of 18% - 20%. The discount rate was based on an analysis of the weighted average cost of capital of our reporting units.

SFAS 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of the reporting unit to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

second step must be performed to determine the amount, if any, of actual impairment. Step 1 of the impairment analysis determined that the carrying value of our Lead Development and Rainmaker Asia reporting units, subsequent to the impairment of our other finite-lived amortizable intangible assets noted above, was greater than their fair value, and that the goodwill relating to these reporting units was impaired. Upon completion of Step 2 of the analysis, we recorded a goodwill impairment charge of approximately $6.1 million on the Lead Development reporting unit and approximately $5.4 million on the Rainmaker Asia reporting unit, representing the entire balance of goodwill at these reporting units. The impairment evaluations for goodwill and other intangible assets included reasonable and supportable assumptions and were based on estimates of projected future cash flows.

4. Capital Leases, Financing Agreements, Financing Obligations and Guarantees

Capital Leases

In March 2008, we entered into a 3-year software licensing agreement with Microsoft GP. In accordance with the terms of the agreement, we will pay three annual installments of approximately $254,000 beginning in April 2008 for the licensing rights to use certain Microsoft software. The present value of the future lease payments is included as a liability on the balance sheet as both a current and long term lease obligation as of December 31, 2008. The effective annual interest rate on the capital lease obligation is estimated to be 6.25%.

Financing Agreements

Notes payable consists of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
February 2005 Term Loan	$—	$166
June 2005 Term Loan	—	250
Notes Payable – CAS Systems	1,333	2,000
Revolving Credit Facility (Equipment Sub-facility A)	3,000	—

Total Notes Payable	4,333	2,416
Less: Current Portion	(1,725)	(1,083)

Total Notes Payable, less current portion	$2,608	$1,333

In February 2005, concurrent with the closing of the Sunset Direct merger transaction described in Note 5, we entered into a Business Loan Agreement and Commercial Security Agreement with Bridge Bank, N.A. (the Lender) pursuant to which we obtained a $3.0 million term loan (the Term Loan) that was utilized to retire certain indebtedness and certain other liabilities of Sunset Direct. The Term Loan was to be repaid in 36 monthly installments of $83,000 plus interest at a variable rate of prime per annum and matured in February 2008.

In June 2005, we entered into a Business Loan Agreement with the Lender pursuant to which we obtained a $1.5 million term loan (the “June 2005 Term Loan”) that was utilized to fund the purchase and implementation of our new client management system. The June 2005 Term Loan was to be repaid in 36 monthly installments of $42,000 plus interest at a variable rate of prime per annum and matured in June 2008.

In December 2005, our Business Loan Agreement and a Commercial Security Agreement (the Revolving Credit Facility) was increased to $4.0 million from the then existing $2.0 million. In addition, on July 6, 2007 the maturity date was extended to October 2007 from December 2006 and in June 2008, the maturity date was extended to October 10, 2008. During October 2008, we executed further amendments to the Revolving Credit Facility. The amendments extend the maturity date of the Revolving Credit Facility from October 10, 2008 to

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 10, 2009 and increase the maximum amount of revolving credit available from $4,000,000 to $6,000,000, with a $1,000,000 sub-facility for standby letters of credit and a new $3,000,000 sub-facility for the purpose of purchasing new equipment until December 31, 2008. The interest rate per annum for revolving advances under the Revolving Credit Facility is equal to the prime lending rate, which was 3.25% as of December 31, 2008. The interest rate per annum for advances under the equipment finance sub-facility is equal to the prime rate plus 0.50%, subject to a minimum interest rate of 6.00%. Bridge Bank, at its option, may increase the interest rate payable on advances under the Revolving Credit Facility by 1.25% per annum if Rainmaker does not maintain minimum deposits of $2,000,000 in demand deposit accounts and a total of $6,000,000 in unrestricted cash with Bridge Bank. Advances under the equipment finance sub-facility shall be repaid in equal monthly installments commencing in January 2009 through October 2011.

The Revolving Credit Facility is collateralized by substantially all of our consolidated assets, including intellectual property. We are subject to certain financial covenants, including not incurring a year-to-date non-GAAP net loss exceeding by 10% the amount of loss recited in the Company’s operating plan approved by Bridge Bank. The Revolving Credit Facility contains customary covenants that will, subject to limited exceptions, limit our ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Revolving Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Revolving Credit Facility. On February 17, 2009, we executed a further amendment to our Revolving Credit Facility. The amendment replaces a financial covenant that required Rainmaker to not incur a year-to-date net loss exceeding by 10% the amount of the loss recited in Rainmaker’s operating plan approved by Bridge Bank with a financial covenant that requires Rainmaker to not incur a year-to-date Non-GAAP Net Loss exceeding by 10% the amount of the loss recited in Rainmaker’s operating plan approved by Bridge Bank. For purposes of the amendment, “Non-GAAP Net Income/Loss” is defined as: net income before (i) amortization of intangible assets, generally associated with acquisitions, (ii) accounting for employee stock compensation plans as required by SFAS 123(R), and (iii) accounting for costs associated with the impairment or disposal of long-lived assets. As a result of this amendment, we were in compliance with all loan covenants at December 31, 2008. Additionally at December 31, 2008, we had $3.0 million outstanding under the equipment sub-facility of the Revolving Credit Facility and had one undrawn letter of credit outstanding under the Revolving Credit Facility in the aggregate face amount of $100,000. We had originally entered into this Revolving Credit Facility with our lender in April 2004.

In January 2007, we acquired the assets of CAS Systems. In connection with our acquisition, Rainmaker issued notes payable in the amounts of $1.4 million and $600,000, respectively. The two notes are payable in three consecutive annual installments of approximately $467,000 and $200,000, respectively, each, commencing on January 25, 2008, with subsequent installments payable on the anniversary date in 2009 and 2010. The notes bear interest at a fixed rate of 5.36% per annum which is payable at the end of each calendar quarter.

In July 2005, we issued an Irrevocable Standby Letter of Credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued Irrevocable Standby Letters of Credit to two of our clients. The letters of credit were issued in the amount of $325,000 as a guarantee for service contracts sold by us on behalf of our clients and expired in September 2007. The letters of credit were issued under the Revolving Credit Facility described above. As of December 31, 2008, no amounts have been drawn against the letters of credit.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future debt maturities at December 31, 2008 are as follows (in thousands):

Fiscal year ending December 31, 2009	$1,725
Fiscal year ending December 31, 2010	1,725
Fiscal year ending December 31, 2011	883

Total	$4,333

Guarantees

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of December 31, 2008 and 2007.

Restricted Cash

Restricted cash is comprised of cash receipts inadvertently remitted to the Company for goods and services sold by our clients.

5. Acquisitions

Qinteraction Limited

On July 19, 2007, we entered into and closed a Stock Purchase Agreement (the “Purchase Agreement”) with the shareholders of Qinteraction Limited (“Qinteraction”), a Cayman Islands company, and James F. Bere, Jr. as representative of the shareholders. Qinteraction operates an offshore call center located in Manila, Philippines that provides a variety of business solutions including inbound sales and order-taking, inbound customer care, outbound telemarketing and lead generation, logistics support, and back-office processing. Additionally, Qinteraction is an established provider of innovative and cost-effective business solutions that help businesses significantly grow their revenue and has clients that range from start-up companies to Fortune 500 companies in logistics, telecommunications, technology and manufacturing. The nature of the services that Qinteraction offers is highly complimentary to our existing lead development and contract sales product offerings and the class and type of customer is similar to that of our existing clients. This acquisition provided the Company entry into an important geographic area and the opportunity to leverage a lower cost structure to further expand our business internationally. The results of Qinteraction’s operations have been included in our consolidated financial statements since the acquisition date. Under the terms of the Purchase Agreement, in exchange for all the outstanding shares of Qinteraction, Rainmaker paid at closing a total of $11.8 million, consisting of $7.0 million in cash and $4.8 million in Rainmaker common stock representing 559,284 shares based on the average closing stock price for the 5 days surrounding the announcement of the closing. The agreement also provided for a potential additional payment at the end of twelve months following the closing, based on the achievement of certain financial milestones for the 12-month period ending June 30, 2008, ranging from no additional payment up to a maximum of $4.5 million in cash and $3.5 million in Rainmaker common stock, subject to potential offset and post-closing conditions. Based upon the financial milestone measurement, the Company believes that no contingent payment has been earned. Accordingly, no additional purchase price has been recorded.

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

On October 17, 2007, Rainmaker filed a registration statement with the Securities and Exchange Commission with respect to the shares issued to Qinteraction’s shareholders that became effective November 7, 2007. Such shares were initially subject to a contractual prohibition of sale with shares available for sale from closing as follows: 241,890 shares were initially not available for public sale for 6 months from the acquisition date and became available for public sale in January 2008, 241,891 shares were initially not available for public sale for one year from the acquisition date and became available for sale in July 2008. In addition, 75,503 of the shares of the common stock consideration have been placed in escrow to secure certain customary indemnity obligations under the Purchase Agreement. Two-thirds of the escrow was scheduled to be released after 12 months from closing and the remaining one-third was scheduled for release after 15 months from closing. The release of such shares from escrow is subject to post-closing conditions, potential adjustments and offsets. No shares have been released from escrow as the Company has filed a claim against the escrow that has not been settled.

CAS Systems Asset Purchase

On January 25, 2007, we and our wholly-owned subsidiary, Rainmaker Systems (Canada) Inc., a Canadian federal corporation, simultaneously entered into and closed two Asset Purchase Agreements (the Purchase Agreements) with CAS Systems, Inc., a California corporation, 3079028 Nova Scotia Company, its wholly-owned Canadian subsidiary (collectively “CAS”) and Barry Hanson, as representative of the shareholders of

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CAS. The results of CAS’s operations have been included in our consolidated financial statements since that date. CAS increases the scale of our growing lead development operations by adding management strength, multiple locations, and an established international presence in Canada. Under the terms of the Purchase Agreements, in exchange for substantially all of the assets of CAS and its Canadian subsidiary, Rainmaker paid a total of $2 million at closing, and will pay an additional $2 million over three years plus interest at a fixed rate of 5.36% per annum. The Purchase Agreements also provide for a potential additional payment of $1 million contingent on attaining certain performance metrics at the end of the 12 months following the acquisition, subject to adjustment. The performance metrics were achieved, therefore the payment of $1 million was made by the Company in January 2008 and is included as additional purchase price and an addition to goodwill during 2008.

Our acquisition of CAS has been accounted for as a business combination. Assets acquired and liabilities assumed from CAS were recorded at their estimated fair values as of January 25, 2007. The total purchase price (including the additional payment for the achieved performance metrics in 2008) was $5.3 million as follows (in thousands):

Cash payment for acquisition of CAS	$2,000
Notes Payable for acquisition of CAS	2,000
Additional payment for performance metrics achieved	1,000
Acquisition related transaction costs	297

Total purchase price	$5,297

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

On November 13, 2006, Rainmaker filed a registration statement with the Securities and Exchange Commission with respect to the shares issued to ViewCentral’s shareholders that became effective December 8, 2006. Such shares were initially subject to a contractual prohibition of sale and all contractual prohibitions of sale have expired.

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

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rainmaker filed a registration statement with the Securities and Exchange Commission on June 23, 2006 that became effective July 28, 2006 with respect to the shares that were issued to Metrics. Such shares were initially subject to a contractual prohibition of sale and all contractual prohibitions of sale have expired.

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the purchase of all of the outstanding stock from Qinteraction Limited and the purchase of assets from CAS Sytems occurred at the beginning of the year ended December 31, 2007 and assumes the amortization of intangible assets, the effect of compensation expense for the restricted stock awards, the reduction of revenue for the estimated fair value of the legal performance obligation in accordance with the guidance of EITF 01-03, and the tax effect of the aforementioned adjustments (in thousands, except per share amounts):

Year Ended December 31, 2007
(Unaudited)
Net revenue	$78,681

Net income	$881

Pro forma – basic net income per share	$0.05

Pro forma – diluted net income per share	$0.05

Pro forma weighted average shares outstanding – basic	17,885

Pro forma weighted average shares outstanding – diluted	19,245

The unaudited pro forma information presented above excludes the effects of the Business Telemetry (Metrics) acquisition since the effect of this acquisition on the results of operations was deemed insignificant. Additionally, View Central was included in the Company’s operations for all of 2007 and thus no effects from this acquisition is included in the unaudited pro forma information presented above. All of our acquisitions mentioned above were included in the Company’s operations for the entire 2008 year and thus no pro-forma presentation is required.

6. Commitments

As of December 31, 2008, our off-balance sheet arrangements include operating leases for our facilities that expire at various dates through 2013, including a facility operating lease commitment assumed in connection with the Company’s acquisition of Sunset Direct in February 2005, the lease for the Company’s corporate headquarters in Campbell, California, and leases assumed in connection with the acquisitions of CAS Systems and Qinteraction Limited during 2007. All of these leases are described in detail below. These arrangements allow us to obtain the use of the facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up front cash flow related to purchasing the assets.

On November 13, 2006, the Company executed an amendment to the operating lease for its corporate headquarters in Campbell, California. Under the lease and its amendment, we have a total of 23,149 square feet of usable office space. The lease term originally began on November 1, 2005 and will now end on January 31, 2010. Annual base rent will approximate $440,000 in 2009, the final full year of the lease. In addition, the Company must pay its proportionate share of operating costs and taxes. In connection with the execution of the lease, the Company has issued a Letter of Credit to the Landlord in the amount of $100,000 as a security deposit.

In Austin, Texas we have rented a total of 59,466 square feet of office space under a lease and its amendments that expire in June of 2009. In August 2005, we renewed the existing lease for 46,366 square feet of

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

space and then in March 2006 we further amended the lease for an additional 7,623 square feet of space. On April 16, 2007, we entered into a sublease agreement in the same building as our lease in Austin for an additional 5,477 feet that expired on July 31, 2008. In November 2007, we signed a sublease agreement to lease approximately 7,259 square feet of our net rentable area to a third party through the expiration of our lease term in June 2009. In accordance with the sublease agreement, we will receive approximately $5,000 in rental income per month plus a proportionate share of common area maintenance costs during the final year of our lease which will offset our rent expense during that period. Under the lease and its amendments, monthly base rent will approximate $33,000, net of sublease rental income, in 2009 for the remaining 53,989 square feet of space, through the expiration of the lease that ends in June 2009. We are currently in negotiations for a new lease for our Austin facilities. In both the California and the Texas facilities, we pay rent and maintenance on some of the common areas in each of our leased facilities.

As a result of our acquisition of CAS Systems in January 2007, we acquired leased facilities near Montreal, Canada, where we occupied approximately 18,426 square feet of space covered by leases that were scheduled to expire on December 31, 2009. Additionally, we acquired leased space in Oakland, California where we occupied approximately 10,039 square feet of space covered by a lease that was due to expire on May 19, 2011. We renewed the Canada leases as of January 1, 2008 for a 2-year term with options for subsequent continuance. The provisions of the lease renewals in Canada specified that either party can terminate the lease for any reason by giving the other party at least 120 days prior written notice. The Company decided to terminate the original lease in Canada and provided the landlord the specified 120 day notice as of October 1, 2008 in accordance with the lease agreement. On September 24, 2008 we entered into a new agreement to lease approximately 20,000 square feet of space and have moved our current Canadian operations to this new location which is closer to Montreal and provides more access to employees allowing for more growth. The lease has a minimum term of 3 years and commenced on January 1, 2009. Annual gross rent is $400,000 Canadian dollars for the initial 3 year term. Based on the exchange rate at December 31, 2008, annual rent will approximate $327,000 in US dollars. Additionally, Rainmaker will be responsible for its proportionate share of utilities, taxes and other common area maintenance charges during the lease term. In the quarter ended June 30, 2008, we decided to close our Oakland facility and vacated the premises. In accordance with FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and FAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, we recorded a liability for the fair value of the remaining lease payments, less the estimated sub-lease rentals, of approximately $227,000 and wrote-off the net book value of the remaining furniture, fixtures and equipment at this location of approximately $76,000. In the 4th quarter of 2008, we exercised the early termination provision of the lease agreement with a payment of approximately $128,000 to the landlord for this location. We will be required to pay monthly base rental of approximately $20,000 for the remainder of this lease term that expires in May 2009.

With our acquisition of Qinteraction, we assumed existing lease obligations at their Manila, Philippines offices. We have assumed 2 office space leases and a parking lease. We occupy approximately 40,280 square feet on 3 floors in the BPI building in Manila. Our current lease for this space commenced on April 1, 2008, has a 5 year term and terminates on March 31, 2013. Based on the exchange rate as of December 31, 2008, our annual base rent will escalate from approximately $523,000 in 2009 to $628,000 in 2012, the final full year of the lease that ends in March 2013. During 2008, we amended our lease in the Pacific Star building and we currently occupy approximately 9,800 square feet in the Pacific Star building in Manila. This lease commenced on October 1, 2007, has a 5 year term and terminates on September 30, 2012. Based on the exchange rate as of December 31, 2008, our annual base rent will escalate from approximately $140,000 in 2009 to $155,000 in 2011, the final full year of the lease that expires in September 2012. Our parking lease began in March 2006, has a 5 year term and terminates in March 2011. Based on the exchange rate as of December 31, 2008, our annual base rent on this lease is approximately $7,000.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum payments under our non-cancelable operating leases, net of sublease income of approximately $31,000 in 2009, at December 31, 2008 are as follows (in thousands):

2009	$1,748
2010	1,060
2011	1,065
2012	749
2013	160

Total minimum payments	$4,782

Rent expense under operating lease agreements during the years ended December 31, 2008, 2007 and 2006 was $2,485,000, $2,142,000 and $869,000, respectively.

7. Income Taxes

The components of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
United States	$(20,830)	$1,834	$3,701
Foreign	(9,442)	228	—

	$(30,272)	$2,062	$3,701

Income tax expense for the years ended December 31, 2008, 2007 and 2006 consists of the following (in thousands):

	2008	2007	2006
Current:
Federal	$30	$106	$110
State	103	235	145
Foreign	173	93	—

	306	434	255

Deferred
Federal	44	98	40
State	4	7	3
Foreign	(19)	19	—

	29	124	43

Total income tax expense	$335	$558	$298

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation between the (benefit of) provision for income taxes computed by applying the U.S. federal tax rate to (loss) income before income taxes and the actual provision for income taxes for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	2008	2007	2006
Tax (benefit) expense computed at federal statutory rate	$(10,292)	$701	$1,258
Effect of state income taxes	71	160	148
Foreign rate differential	3,074	34	—
Change in valuation allowance	5,726	(590)	(1,214)
Stock based compensation	577	218	71
Goodwill impairment	1,096	—	—
Other	83	35	35

Total income tax expense	$335	$558	$298

Deferred income taxes reflect the net tax effects of temporary differences between the value of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets as of December 31, 2008 and 2007 are as follows (in thousands):

	Years Ended December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$19,755	$15,869
Depreciation and amortization	3,131	1,116
Accrued reserves and other	964	903

Total deferred tax assets	23,850	17,888
Valuation allowance	(23,850)	(17,884)

Net deferred tax assets	—	4

Deferred tax liabilities
Acquired goodwill	(198)	(171)

Net deferred tax liability	(198)	(167)

Total net deferred tax liability	$(198)	$(167)

Realization of deferred tax assets is dependent upon future taxable earnings, the timing and amount of which are uncertain. Due to the cumulative operating losses in earlier years and continued significant amount of loss in most recent year, management believes that it is not more likely than not that the deferred tax assets will be realizable in future periods. The valuation allowance for deferred tax assets increased (decreased) approximately $6.0 million and $(0.6) million during the years ended December 31, 2008 and 2007, respectively. The increase in valuation allowance is due to current year losses and partially due to the write-off of certain intangible assets.

As of December 31, 2008, we had net operating loss carryforwards for federal and state of California tax purposes of $51.8 million and $34.1 million respectively. The net operating loss carryforwards will expire at various dates beginning in 2020 for federal, if not utilized California has suspended the net operating losses for taxable years 2008 and 2009, and extended the loss carryforward period by two years. As a result of the law change, the net operating loss of California will begin to expire in 2014, if not utilized.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has been tracking its federal and state net operating loss attributable to stock option benefits in a separate memo account pursuant to SFAS No. 123(R). The amounts recorded to the memo account as of December 31, 2008 are $3.3 million for federal and $1.5 million for state tax purposes, respectively.

We performed an analysis of prior ownership changes under IRC Section 382 up to December 31, 2006, and we have not performed a new ownership change analysis pursuant to IRC Section 382 since this date. The analysis indicated that the Company twice had ownership changes and that none of the operating losses subject to the limitations would expire unutilized due to the limitations. In the event that the company had another ownership change as defined under IRC section 382 since December 31, 2006, the utilization of these losses could be further limited.

Effective April, 1, 2007, the Company’s Philippines subsidiary, Rainmaker Asia, Inc., was certified by the Philippine Economic Zone Authority as a PEZA enterprise, as the entity is housed in a PEZA accredited building and the subsidiary has export revenue of not less than 70% of its total revenues. One of the incentives of PEZA certification is a lower rate tax of 5% based on gross income, which is defined as gross revenue less certain costs of services and other allowed deductions. For the period of July, 1 2007 to December 2008, this entity is subject to the 5% gross income tax and is expected to continue to enjoy the 5% gross income tax until 2011.

The Company has adopted the provisions of FIN 48 as of January 1, 2007. The Company recognized no adjustment to retained earnings as a result of the adoption of FIN48 provisions. Since adoption there has been no material increase or decrease of the FIN 48 liability.

The Company has adopted the accounting policy that interest and penalties will be classified as a component of the operating income and losses. Amounts of accrued interest and penalty recoded are not material as of December 31, 2008.

The Company does not anticipate any significant changes to the FIN48 liability for unrecognized tax benefits within twelve months of this reporting date of its unrecognized tax benefits.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s tax years starting from 2000 to 2008 remain open in the United States and in certain foreign tax jurisdictions.

8. Stockholders’ Equity

Preferred Stock

We have 5,000,000 shares of preferred stock authorized. The board of directors has the authority to issue the preferred stock and to fix or alter the rights, privileges, preferences and restrictions related to the preferred stock, and the number of shares constituting any such series or designation. No shares of preferred stock were outstanding at December 31, 2008 and 2007.

Common Stock and Warrants

On May 18, 2006 we amended our certificate of incorporation with the State of Delaware whereby, among other things, our authorized number of common shares was reduced from 80,000,000 to 50,000,000. Over the five years in the period ended December 31, 2008, we had several significant transactions that involved the issuance of our common stock and warrants to buy our common stock.

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

On February 7, 2006, the Company entered into two Securities Purchase Agreements with certain new and existing investors. Pursuant to the Securities Purchase Agreements, the Company issued a total of 2,000,000 shares of the Company’s common stock at a price of $3.00 per share for gross proceeds of $6.0 million and issued warrants to the investors to purchase an additional 799,999 shares of common stock of the Company at an exercise price of $4.28 per share. The warrants have a 5-year term and were exercisable beginning August 7, 2006. Net proceeds from the issuance were $5.3 million after payment of fees and costs. The securities issued pursuant to the Securities Purchase Agreements were not registered under the Securities Act of 1933, as amended (the Securities Act), or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated there under and in reliance on similar exemptions under applicable state laws. Under the Securities Purchase Agreements, the Company also granted certain registration rights to each of the investors pursuant to which the Company filed a registration statement on Form S-3 that became effective on March 21, 2006, with respect to the common stock issued under the Securities Purchase Agreements and the common stock issuable upon conversion of the related warrants. At December 31, 2008, all of the warrants were still outstanding.

On June 15, 2005, we entered into a Purchase Agreement with certain investors. Pursuant to the Purchase Agreement, we agreed to issue 1,340,444 shares of our common stock for gross proceeds of approximately $2.7 million to a group of investors that included members of our management and our board of directors. The sale to investors who were not members of management or the board of directors consisted of 1,280,000 shares of our common stock at a price of $2.00 per share, for gross proceeds of $2,560,000, and the sale to investors who were members of management or the board of directors consisted of 60,444 shares of our common stock at the market price of $2.25 per share, for gross proceeds of $136,000. In addition, we issued warrants to the investors to purchase a total of 201,066 shares of our common stock at an exercise price of $2.40 per share of which 98,817 were outstanding at December 31, 2008. Stock offering costs of $103,000 have been reflected as a reduction of the gross proceeds received

In February 2004, we completed a private placement of common stock and common stock purchase warrants with certain institutional investors that resulted in net proceeds to the company of approximately $6.3 million. The Company sold an aggregate of approximately 933,000 shares of common stock at $7.50 per share. The investors also received warrants to purchase an aggregate of 186,668 shares of our common stock at an exercise price of $9.375 per share. In connection with the private placement, our investment banker also received a warrant to purchase 7,467 shares of our common stock at an exercise price of $9.375 per share. The common stock and shares of common stock underlying the warrants issued in the private placement were subsequently registered on a commercially best efforts basis in March 2004. The warrants expired in February 2009.

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

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As described in Note 5, we have issued common stock as consideration given in three acquisitions of businesses during the three year period ended December 31, 2008. The following table summarizes the common stock issued in each of those transactions:

	($ in thousands, except share and per share amounts)
Acquisition	Transaction Date	# of Common Shares Issued	Market Price Used per Share	Value of Shares Issued	Registration Effective Date
Qinteraction Ltd.	July 19, 2007	559,284	$8.61	$4,817	November 7, 2007
ViewCentral	September 15, 2006	754,968	$5.88	$4,439	December 8, 2006
Business Telemetry	May 12, 2006	158,480	$5.67	$898	July 28, 2006

For each of these transactions, the shares were subject to customary contractual prohibitions of sale. At December 31, 2008, the contractual prohibition of sale was in removed for all of the Qinteraction shares; however, shares still remain in escrow pending resolution of a claim made by the Company. At December 31, 2008, all of the shares issued for ViewCentral and Business Telemetry were available for sale.

Treasury Stock

During the 2008 fiscal year, the Company had restricted stock awards that vested. The Company is required to withhold income taxes at statutory rates based on the closing market value of the vested shares on the date of vesting. The Company offers the ability to have vested shares withheld by the Company in an amount equal to the amount of taxes to be withheld. Based on this, the Company purchased 78,959 shares during the year with a cost of approximately $187,000 from employees and directors to cover federal and state taxes due.

In July 2008, the Company’s Board of Directors approved a Stock Repurchase Program (the “Program”) authorizing the repurchase of up to $3 million of its common stock. Under the Program, shares may be repurchased from time to time in open market transactions at prevailing market prices. The timing and actual number of shares purchased will depend on a variety of factors, such as price, corporate and regulatory requirements, and market conditions. Repurchases under the Program will be made using the Company’s available cash or borrowings. The Program will have a one-year term and may be commenced, suspended or terminated at any time, or from time-to-time at management’s discretion without prior notice. During the year ended December 31, 2008, we purchased 288,682 shares at a cost of approximately $512,000 or an average cost of $1.77 per share. Additionally as of December 31, 2008, approximately $2,488,000 was available for future repurchases under the Program.

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

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At the beginning of the 2008 fiscal year, the number of shares authorized for grant under the 2003 Plan automatically increased annually on the first trading date of January by an amount equal to the lesser of 4% of our outstanding common stock at December 31 or 600,000 shares. In the quarter ended June 30, 2008, our stockholders approved a one-time increase of 950,000 shares in the number of shares available for grant under our 2003 Stock Incentive Plan and increased the maximum number of shares that can be issued under the annual evergreen provision of the 2003 Plan to the lesser of 4% of our outstanding common stock on the last trading day in December of the then immediately preceding calendar year or 1,000,000 shares. In the future, the Company may seek shareholder approval to increase the shares available to grant to employees based on the growth of the Company.

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

We expense stock-based compensation to the same operating expense categories that the respective award grantee’s salary expense is reported. The table below reflects stock based compensation expense under SFAS 123(R) for the years ended December 31, 2008, 2007 and 2006 as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Stock based compensation expense included:
Cost of services	$186	$395	$45
Sales and marketing	218	331	61
Technology	231	214	23
General and administrative	1,557	874	78

	$2,192	$1,814	$207

At December 31, 2008, approximately $5.7 million of stock-based compensation relating to unvested awards had not been amortized and will be expensed in future periods through 2012. Under current grants unvested and outstanding, approximately $2.3 million will be expensed in 2009 as stock-based compensation.

We calculate the value of our stock option awards when they are granted. Accordingly, we review our valuation assumptions for volatility each quarter that option grants are awarded and we review our valuation assumptions for the risk free interest rate each month that option grants are awarded. Annually, we prepare an

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants and possible ranges of estimated forfeiture. The table below reflects the weighted average assumptions of stock option awards for each of the years ended December 31, 2008, 2007 and 2006:

	Weighted Average Valuation Assumptions Years Ended December 31,
	Options			Purchase Plan
	2008	2007	2006	2008	2007	2006
Expected life in years	5.2	4.3	4.3	—	—	0.5
Volatility	0.87	0.73	0.80	—	—	0.92
Risk-free interest rate	2.7%	4.7%	4.7%	—	—	3.3%
Dividend rate	—	—	—	—	—	—
Forfeiture Rates:
Options	21.1%	5.9%	6.9%	—	—	—
Restricted stock awards:
Four year vesting schedule	9.7%	5.9%	5.9%	—	—	—
One or two year vesting schedule	—	6.1%	6.1%	—	—	—

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

A summary of activity under our Stock Incentive Plans for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Stock Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2006	1,831,411	$4.75
Granted	415,000	6.70
Exercised	(405,285)	2.50
Canceled	(125,640)	9.21

Balance at December 31, 2006	1,715,486	4.20
Granted	203,250	8.56
Exercised	(426,185)	2.61
Canceled	(115,303)	7.73

Balance at December 31, 2007	1,377,248	5.03
Granted	671,000	2.68
Exercised	(18,665)	1.70
Canceled	(485,861)	4.98

Balance at December 31, 2008	1,543,722	$4.05

The weighted average grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $1.87, $5.11 and $4.13, respectively per share.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity with regard to restricted stock awards during the years ended December 31, 2008, 2007 and 2006. Restricted stock awards are issued from the 2003 Stock Incentive Plan and any issuances reduce the shares available for grant as indicated in the previous table. Restricted stock awards are valued at the closing market price on the date of the grant.

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2006	—	$—
Granted	368,802	7.16
Vested	—	—
Forfeited	—	—

Balance of nonvested shares at December 31, 2006	368,802	7.16
Granted	920,250	7.11
Vested	(98,736)	6.97
Forfeited	(167,034)	7.54

Balance of nonvested shares at December 31, 2007	1,023,282	7.08
Granted	1,474,000	1.38
Vested	(262,906)	6.90
Forfeited	(278,251)	6.71

Balance of nonvested shares at December 31, 2008	1,956,125	$2.87

The total fair value of the unvested restricted stock awards at grant date was $5.6 million as of December 31, 2008.

Total shares available for grant under the 2003 Stock Incentive Plan was 284,730 at December 31, 2008.

The following table summarizes information about stock options outstanding as of December 31, 2008:

	Options Outstanding				Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 12/31/08 of $0.85	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 12/31/08 of $0.85
$ 0.61 - $ 1.35	238,375	6.26	$0.95	$7,280	105,955	$1.14	$83
$ 1.36 - $ 2.29	95,400	4.09	$1.56	—	90,400	$1.57	—
$ 2.30 - $ 2.55	103,844	5.94	$2.51	—	103,844	$2.51	—
$ 2.56 - $ 2.80	272,245	7.17	$2.58	—	239,745	$2.57	—
$ 2.81 - $ 3.90	331,760	8.21	$3.14	—	104,327	$3.04	—
$ 3.91 - $ 7.70	281,064	7.09	$6.53	—	182,651	$6.46	—
$ 7.71 - $20.32	221,034	6.29	$9.19	—	183,636	$9.20	—

$ 1.10 - $20.32	1,543,722	6.84	$4.05	$7,280	1,010,558	$4.28	$83

The aggregate intrinsic value in the preceding table represents the total intrinsic value based on our closing stock price of $0.85 as of December 31, 2008, which would have been received by the option holders had all

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

option holders exercised their in-the-money options as of that date. The total intrinsic value of the options exercised during 2008 was $56,000 and the total intrinsic value of the options exercised during 2007 was $2.3 million.

Employee Stock Purchase Plan

In 1999, our board of directors adopted and our shareholders approved the 1999 Employee Stock Purchase Plan (the Purchase Plan) and further amended the Purchase Plan on December 15, 2005 with regard to the discount price. The Purchase Plan is available for all full-time employees possessing less than 5% of combined voting power on all outstanding classes of stock. The Purchase Plan provides for the issuance of common stock at a purchase price of 95% of the fair value of the common stock at the purchase date. Purchase of shares is made through employee payroll deductions and may not exceed 15% of an employee’s total compensation. Unless terminated earlier at the discretion of our board of directors, the Purchase Plan terminates on the earlier of the last business day in October 2009, the date on which all shares available for issuance have been sold or the date on which all purchase rights are exercised in connection with a change in control. The number of shares available for future issuance under the Purchase Plan automatically increases annually on the first trading day of January by an amount equal to the lesser of 1% of our outstanding common stock at the end of the calendar year, or 80,000 shares. Prior to the amendment on December 15, 2005, the Purchase Plan provided for the issuance of common stock at a purchase price of 85% of the fair value of the common stock at the beginning or end of the offering period, whichever was lower. As of December 31, 2008, a total of 167,763 shares had been issued under the Purchase Plan and 666,344 shares were available for future issuance.

Warrants

In conjunction with equity transactions in February 2006, June 2005 and February 2004 referred to above, we issued warrants to purchase common shares of our stock. The following table summarizes the terms of those outstanding warrants:

Date of Issuance	Exercise Price	Warrants Outstanding at December 31, 2008	Term from Date of Issuance
February 7, 2006	$4.28	799,999	Five Years
June 15, 2005	2.40	98,817	Five Years
February 20, 2004	9.38	194,135	Five Years	(1)

Weighted average exercise price	$5.02
Total outstanding		1,092,951

(1)	These warrants expired on February 20, 2009.

9. Related Party Transactions

We have made purchases of computer equipment and services from several vendors including Hewlett-Packard and Dell, two of our largest clients. During the year ended December 31, 2008, we purchased equipment from Hewlett-Packard and Dell totaling $217,000 and $101,000, respectively. During the year ended December 31, 2007, we purchased equipment from Hewlett-Packard and Dell totaling $37,000 and $378,000, respectively. During the year ended December 31, 2006, we purchased equipment from Hewlett-Packard and Dell totaling $95,000 and $399,000, respectively.

During 2004, we purchased certain of our computer equipment and software from Dell through arrangements accounted for as capital leases. The single remaining lease expired in February 2007.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Chairman of our board of directors also serves on the board of Saama Technologies, a technology services firm. During the year ended December 31, 2008, we paid Saama Technologies $290,000 for technology services. During the year ended December 31, 2007, we paid Saama Technologies $293,000. We continue to utilize their services and may expand the scope of Saama Technologies’ engagement.

In October 2007, we closed an OEM licensing agreement with Market2Lead, Inc. (“Market2Lead”), a software-as-a-service provider of business to business automated marketing solutions, to further enhance LeadWorks, Rainmaker’s on-demand marketing automation application. In connection with this agreement, Rainmaker provided Market2Lead with growth financing of $2.5 million in secured convertible and term debt. During the year ended December 31, 2008, we paid Market2Lead approximately $264,000 for marketing services. During the year ended December 31, 2007, we paid Market2Lead approximately $50,000. We will continue to utilize their services and may expand the scope of the services that they provide to us in the future.

10. Employee Benefit Plan

We have a defined contribution benefit plan established under the provisions of Section 401(k) of the Internal Revenue Code. All employees may elect to contribute up to 20% of their compensation to the plan through salary deferrals, subject to annual limitations. We match 25% of the first 6% of the employee’s compensation contributed to the plan. Participants’ contributions are fully vested at all times. Our contributions vest incrementally over a four-year period. During the years ended December 31, 2008, 2007 and 2006, we expensed $195,000, $132,000 and $44,000, respectively, relating to our contributions under the plan.

11. Interest and Other Income (Expense), Net

The components of interest and other (expense) income, net are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Interest income	$865	$1,436	$377
Interest expense	(112)	(186)	(178)
Currency translation gain	96	137	—
Write-down of strategic investment	(749)	—	—
Other	(134)	20	(12)

	$(34)	$1,407	$187

Interest expense is net of interest capitalized with regard to the development of our internal use software/systems. We capitalized interest totaling $3,000, $4,000 and $63,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

The write-down of strategic investment relates to our investment in a privately-held company. In October 2007, we provided $2.5 million in growth capital to this privately-held company. The transaction was structured as a $1.25 million convertible loan and a $1.25 million term loan secured by substantially all of the assets of the privately-held company including intellectual property. We also received a warrant as a part of this transaction to purchase approximately 411,000 shares of common stock of the privately-held company. In October 2008, the convertible debt automatically converted to 619,104 shares of Series A Preferred stock of the privately-held company. Because the private equity investment represents less than 20% in the investee company, and because the Company does not have any significant influence on the investee company, the investments are accounted for in accordance with the cost method described in APB 18, “The Equity Method of Accounting for Common

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock”, and evaluated regularly for impairment indicators. During the fourth quarter of 2008, we assessed our investment for impairment as we observed that there were indicators of impairment. The Company is aware that the privately-held company is operating at a loss, and while there is no quoted market prices available for the privately-held company, as a marketing services company, it has likely been adversely affected by the recent economic downturn in a manner similar to Rainmaker.

Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 has also established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 3 inputs apply to the determination of fair value for the Company’s private equity investment. These are unobservable inputs where the determination of fair values of investments requires the application of significant judgment.

Management’s valuation methodologies include fundamental analysis that evaluates the investee company’s progress in developing products, building intellectual property portfolios and securing customer relationships, as well as overall industry conditions, conditions in and prospects for the investee’s geographic region, overall equity market conditions, and the level of financing already secured and available. This is combined with analysis of comparable acquisition transactions and values to determine if the security’s liquidation preferences will ensure full recovery of the Company’s investment in a likely acquisition outcome. In its valuation analysis, management also considers the most recent transaction in a company’s shares.

In the 4th quarter of 2008, we took an impairment charge in other expense of approximately $749,000 which represented a write-off of the remaining carrying value of the warrant of $239,000 and a write-down of the carrying value of the investment in Series A Preferred stock of the privately-held company of $510,000 in order to write-down these assets to their respective fair values. It is possible that the factors evaluated by management and fair values will change in subsequent periods, resulting in material impairment charges in future periods.

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

Based on their evaluation as of December 31, 2008, our management, including our principal executive officer and principal financial officer, has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only manaement’s report in this annual report.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required in Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2008 Annual Meeting of Stockholders (the “2009 Annual Meeting”) to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in Item 10 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2009 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

The information required in Item 11 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2009 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in Item 12 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2009 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in Item 13 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2009 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required in Item 14 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2009 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

3. Exhibit Index:

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

3.1(1)	Restated Certificate of Incorporation of Rainmaker Systems, Inc.

3.2(2)	Bylaws of Rainmaker Systems, Inc.

4.1(2)	Specimen certificate representing shares of common stock of Rainmaker Systems, Inc.

4.2(3)	Purchase Agreement dated as of February 19, 2004, by and among Rainmaker Systems, Inc. and the purchasers set forth on the signature pages thereto.

4.3(4)	Stock Purchase Agreement dated as of June 10, 2004, by and among ABS Capital Partners III, L.P., Tarentella, Inc., Rainmaker Systems, Inc., and the purchasers identified on the schedule thereto.

4.4(5)	Registration Rights Agreement dated as of June 10, 2004, by and among ABS Capital Partners III, L.P., Tarentella, Inc., Rainmaker Systems, Inc., the purchasers identified on the schedule thereto and SDS Capital Group SPC, Ltd.

4.5(6)	Form of Stock Purchase Agreement dated as of June 15, 2005, by and among Rainmaker Systems, Inc., and the purchasers identified on the signature page thereto.

4.6(7)	Form of Registration Rights Agreement dated as of June 15, 2005, by and among Rainmaker Systems, Inc. and the purchasers identified on the signature page thereto.

4.7(8)	Securities Purchase Agreement dated February 7, 2006, by and among the Company and the investors party thereto.

4.8(9)	Securities Purchase Agreement dated February 7, 2006, by and among the Company and the investors party thereto.

10.1(2)	Form of Indemnification Agreement.

10.2(2)	1999 Stock Incentive Plan.

10.3(2)	1999 Stock Purchase Plan.

10.4(10)	Form of Notice of Grant of Stock Option.

10.5(11)	Form of Stock Option Agreement.

10.6(12)†	Internet Applications Division (IAD) Reseller Agreement dated March 22, 1999 between Sybase, Inc. and Rainmaker Systems, Inc.

10.7(13)†	Amendment No. 1, dated February 5, 2001, to Internet Applications Division (IAD) Reseller Agreement dated March 22, 1999 between Sybase, Inc. and Rainmaker Systems, Inc.

10.8(14)†	Non Technical Services Agreement, dated April 6, 2001 between Rainmaker Systems, Inc. and International Business Machines Corporation.

10.9(15)†	Master Agreement, dated May 4, 2001, between Rainmaker Systems, Inc. and Caldera International, Inc.

10.10(16)	Option Exchange Offer, dated November 30, 2001.

10.11(17)†*	Employment Agreement with Michael Silton, dated January 1, 2001.

10.12(18)†	Master Services Agreement dated December 19, 2001 between Rainmaker Systems, Inc. and Dell Products L.P.

10.13(19)†	Services Sales Outsourcing Partner Agreement dated September 25, 2000, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.14(20)†	Services Sales Outsourcing Partner Agreement, Amendment No. 1 dated January 2, 2001, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.15(21)†	Schedule 4, Operational Plan/Business Rules Document to Service Sales Outsourcing Partner Agreement dated September 25, 2000, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.16(22)†	Services Sales Outsourcing Partner Agreement dated August 1, 2002, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.17(23)†	Business Rules Approval dated September 5, 2002, between Rainmaker Systems, Inc. and Hewlett-Packard Company (amend/adds to Exhibit 10.23).

10.18(24)†	Amendment to Internet Applications Division (IAD) Reseller Agreement and Outsourcing Addendum dated June 12, 2002, between Rainmaker Systems, Inc. and Sybase, Inc.

10.19(25)	Form of Ethics Policy for financial executives.

10.20(26)	Amendment to Statement of Work dated January 16, 2003, between Rainmaker Systems, Inc. and Dell Products, L.P (amends/adds to the Master Services Agreement dated December 19, 2001, filed as Exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on May 3, 2002).

10.21(27)	Schedule A Statement of Work dated January 16, 2003, between Rainmaker Systems, Inc. and Dell Products, L.P (amends/adds to the Master Services Agreement dated December 19, 2001, filed as Exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on May 3, 2002).

10.22(28)	Business Rules Approval dated February 6, 2003, between Rainmaker Systems, Inc. and Hewlett-Packard Company (amends/adds to Schedule 4, Operational Plan/Business Rules Document to Service Sales Outsourcing Partner Agreement dated September 25, 2000, filed as Exhibit 10.23 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on November 14, 2002).

10.23(29)	Statement of Work for IBM ServicePac Sales Under IBM Non-Technical Service Agreement #4901AD0002 between International Business Machines and Rainmaker Systems, Inc. dated June 16, 2003 (amends/adds to the IBM Non-Technical Service Agreement #4901AD0002 dated April 6, 2001 filed as Exhibit 10.27 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on August 10, 2001).

10.24(30)	2003 Stock Incentive Plan.

10.25(31)	Addendum to Schedule A to Statement of Work dated August 27, 2003, between Rainmaker Systems, Inc. and Dell Products, L.P. (amends/adds to the Master Services Agreement dated December 19, 2001, filed as Exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on May 3, 2002).

10.26(32)	Schedule B to Statement of Work dated August 27, 2003, between Rainmaker Systems, Inc. and Dell Products, L.P. (amends/adds to the Master Services Agreement dated December 19, 2001, filed as Exhibit 10.20 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on May 3, 2002).

10.27(33)†	Master Services Agreement and accompanying Statement of Work dated April 22, 2004 between Rainmaker Service Sales, Inc. and Sony Electronics Inc.

10.28(34)	Agreement and Plan of Merger, dated as of February 8, 2005, by and among Rainmaker Systems, Inc., CW Acquisition, Inc., Quarter End, Inc., the individuals listed on Exhibit A thereto and Jeffrey T. McElroy.

10.29(35)	Business Loan Agreement and Commercial Security Agreement, entered into February 8, 2005 and dated as of February 2, 2005 between Rainmaker Systems, Inc. and Bridge Bank, N.A.

10.30(36)*	Amendment of Employment Agreement between Rainmaker Systems, Inc. and Michael Silton dated February 24, 2005.

10.31(37)*	Employment Agreement between Rainmaker Systems, Inc. and Steve Valenzuela dated February 24, 2005.

10.32(38)	Asset Purchase Agreement, dated as of July 1, 2005, by and among Rainmaker Systems, Inc., Sunset Direct, Inc., Launch Project LLC, The Members Identified on the signature page thereto, and Chad Nuss, as Representative.

10.33(39)	Business Loan Agreement, entered into and dated as of June 14, 2005 between Rainmaker Systems, Inc. and Bridge Bank, N.A.

10.34(40)	Business Loan Agreement (Asset Based) and Change in Terms Agreement, entered into and dated as of June 14, 2005 between Rainmaker Systems, Inc. and Bridge Bank, N.A.

10.35(41)	Fifth Amendment to Lease entered into June 1, 2005 between HUB Properties Trust and Sunset Direct, Inc.

10.36(42)	Guaranty entered into June 1, 2005 between HUB Properties Trust and Rainmaker Systems, Inc.

10.37(43)	Lease Agreement, dated as of July 19, 2005, by and between Rainmaker Systems, Inc., and OTR, an Ohio general partnership, as Nominee of The State Teachers Retirement Board of Ohio, a statutory organization created by the laws of Ohio.

10.38(44)	Business Loan Agreement (Asset Based) and Change in Terms Agreement, each dated as of December 16, 2005 between Rainmaker Systems, Inc. and Bridge Bank, N.A.

10.39(45)†	Amendment, entered as of April 1, 2006, modifying the Master Services Agreement, executed on December 19, 2001 by and between Rainmaker Systems, Inc. and Dell Products LP.

10.40(46)	Sixth Amendment to Lease entered into March 27, 2006 between HUB Properties Trust and Sunset Direct, Inc.

10.41(47)*	Executive Employment Agreement, dated as of May 12, 2006, by and among Rainmaker Systems, Inc. and Kenneth S. Forbes, III.

10.42(48)	Asset Purchase Agreement, dated as of May 12, 2006, by and among Rainmaker Systems, Inc., Business Telemetry, Inc., The Shareholders identified on the signature page thereto, and Kenneth S. Forbes, III, as Representative.

10.43(49)	Change in Terms Agreements and Modification to Business Loan Agreement, each dated as of July 6, 2006 between Rainmaker Systems, Inc. and Bridge Bank, N.A.

10.44(50)	Asset Purchase Agreement by and among Rainmaker Systems, Inc., ViewCentral, Inc., certain shareholders of ViewCentral and Dan Tompkins, as representative.

10.45(51)†	Standard Services Agreement dated November 6, 2006 between Rainmaker Systems, Inc. and Hewlett Packard Company, a Delaware corporation.

10.46(52)	First Amendment to Office Lease dated November 3, 2006, executed on November 13, 2006, between OTR and Rainmaker Systems, Inc.

10.47(53)†	Asset Purchase Agreement by and among Rainmaker Systems, Inc., Rainmaker Systems (Canada) Inc., CAS Systems, Inc., certain shareholders of CAS, Barry Hanson, as representative, and 3079028 Nova Scotia Company in respect of the purchase of substantially all of the assets of CAS Systems, Inc.

10.48(54)†	Asset Purchase Agreement by and among Rainmaker Systems, Inc., Rainmaker Systems (Canada) Inc., CAS Systems, Inc., certain shareholders of CAS, Barry Hanson, as representative, and 3079028 Nova Scotia Company in respect of the purchase of substantially all of the assets of 3079028 Nova Scotia Company.

10.49(55)	Promissory note between Rainmaker Systems, Inc. and CAS Systems, Inc.

10.50(56)	Promissory note between Rainmaker Systems (Canada) Inc., a Canadian federal corporation, and 3079028 Nova Scotia Company, a Nova Scotia unlimited liability company.

10.51(57)*	Amendment to Executive Employment Agreement, dated as of February 1, 2007, by and among Rainmaker Systems, Inc. and Michael Silton.

10.52(58)*	Amendment to Executive Employment Agreement, dated as of February 1, 2007, by and among Rainmaker Systems, Inc. and Steve Valenzuela.

10.53(59)*	Amendment to Executive Employment Agreement, dated as of February 1, 2007, by and among Rainmaker Systems, Inc. and Kenneth Forbes, III.

10.54(60)*	Executive Employment Agreement, dated as of February 8, 2005, by and among Sunset Direct, Inc. a wholly owned subsidiary of Rainmaker Systems, Inc. and Clinton J. Hauptmeier.

10.55(61)*	Executed Offer of Employment, executed as of May 24, 2005, by and among Sunset Direct, Inc. a wholly owned subsidiary of Rainmaker Systems, Inc. and Robert Langer.

10.56(62)	2003 Stock Incentive Plan, as amended and restated effective May 15, 2007.

10.57(63)†	Stock Purchase Agreement by and among Rainmaker Systems, Inc., Qinteraction Limited, and James F. Bere, as representative.

10.58(64)*	Amended and Restated Executive Employment Agreement, dated as of August 14, 2007, by and among Rainmaker Systems, Inc. and Larry Norris.

10.59(65)*	Amended and Restated Executive Employment Agreement, dated as of September 17, 2007, by and among Rainmaker Systems, Inc. and Moe Bawa.

10.60(66)*	Amendment of Employment Agreement, dated as of November 19, 2007, by and among Rainmaker Systems, Inc. and Michael Silton.

10.61(67)*	Amendment of Employment Agreement, dated as of November 19, 2007, by and among Rainmaker Systems, Inc. and Steve Valenzuela.

10.62(68)	2003 Stock Incentive Plan, as amended and restated effective May 15, 2008.

10.63(69)*	Executive Employment Agreement, dated as of June 9, 2008, by and among Rainmaker Systems, Inc. and Mark de la Vega.

10.64(70)	Lease Agreement, dated as of September 24, 2008, by and among Rainmaker Systems (Canada) Ltd. as Tenant and 2748134 Canada Inc. as Landlord.

10.65(71)	Modification to Business Loan Agreement, dated as of October 10, 2008, between Rainmaker Systems, Inc. and Bridge Bank, N.A.

10.66(72)	Change in Terms Agreement, dated as of October 10, 2008, between Rainmaker Systems, Inc. and Bridge Bank, N.A.

10.67(73)	Modification to Business Loan Agreement, dated as of October 10, 2008, and effective as of October 29, 2008, between Rainmaker Systems, Inc. and Bridge Bank, N.A.

14(74)	Code of Business Conduct and Ethics.

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2(75)	Consent of legal counsel or company.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Preferability Letter from BDO Seidman, LLP Regarding Change in Annual Goodwill Impairment Test Date.

(1)	Incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed by Rainmaker on April 21, 2006.
(2)	Incorporated by reference to the similarly numbered Exhibit to the Registration Statement on Form S-1/A filed by Rainmaker on October 22, 1999 (Reg. No. 333-86445).
(3)	Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 filed by Rainmaker on March 22, 2004 (Reg. No. 333-113812).
(4)	Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Rainmaker on June 18, 2004.
(5)	Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by Rainmaker on June 18, 2004.
(6)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on June 16, 2005.
(7)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rainmaker on June 16, 2005.
(8)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on February 10, 2006.
(9)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rainmaker on February 10, 2006.

(10)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed by Rainmaker on November 17, 1999 (Reg. No. 333-91095).
(11)	Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed by Rainmaker on November 17, 1999 (Reg. No. 333-91095).
(12)	Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed by Rainmaker on May 15, 2000.
(13)	Incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q filed by Rainmaker on May 2, 2001.
(14)	Incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q filed by Rainmaker on August 10, 2001.
(15)	Incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q filed by Rainmaker on August 10, 2001.
(16)	Incorporated by reference to Exhibit (a)(1) to the Tender Offer Statement on Form SC TO-I filed by Rainmaker on November 30, 2001 (Reg. No 005-58179).
(17)	Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by Rainmaker on March 29, 2002.
(18)	Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed by Rainmaker on May 3, 2002.
(19)	Incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(20)	Incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(21)	Incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(22)	Incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(23)	Incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(24)	Incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(25)	Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed by Rainmaker on March 28, 2003.
(26)	Incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q filed by Rainmaker on May 15, 2003.
(27)	Incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q filed by Rainmaker on May 15, 2003.
(28)	Incorporated by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q filed by Rainmaker on May 15, 2003.
(29)	Incorporated by reference to Exhibit 10.32 to the Quarterly Report on Form 10-Q filed by Rainmaker on August 14, 2003.
(30)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by Rainmaker on July 23, 2003 (Reg. No. 333-107285).
(31)	Incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 14, 2003.
(32)	Incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 14, 2003.
(33)	Incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q filed by Rainmaker on August 16, 2004.
(34)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on February 11, 2005.
(35)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rainmaker on February 11, 2005.

(36)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on February 25, 2005.
(37)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Rainmaker on February 25, 2005.
(38)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on July 5, 2005.
(39)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on July 14, 2005.
(40)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rainmaker on July 14, 2005.
(41)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Rainmaker on July 14, 2005.
(42)	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Rainmaker on July 14, 2005.
(43)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on August 5, 2005.
(44)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on December 29, 2005.
(45)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on March 13, 2006.
(46)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on March 30, 2006.
(47)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on May 16, 2006.
(48)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on May 16, 2006.
(49)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on July 10, 2006.
(50)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on September 19, 2006.
(51)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on November 13, 2006.
(52)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on November 17, 2006.
(53)	Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Rainmaker on January 31, 2007.
(54)	Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by Rainmaker on January 31, 2007.
(55)	Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed by Rainmaker on January 31, 2007.
(56)	Incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed by Rainmaker on January 31, 2007.
(57)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on February 5, 2007.
(58)	Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Rainmaker on February 5, 2007.
(59)	Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by Rainmaker on February 5, 2007.
(60)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on April 5, 2007.
(61)	Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Rainmaker on April 5, 2007.

(62)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on May 17, 2007.
(63)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on July 24, 2007.
(64)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on August 16, 2007.
(65)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on September 20, 2007.
(66)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on November 21, 2007.
(67)	Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Rainmaker on November 21, 2007.
(68)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on May 21, 2008.
(69)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on July 2, 2008.
(70)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on October 7, 2008.
(71)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on October 17, 2008.
(72)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rainmaker on October 17, 2008.
(73)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on November 4, 2008.
(74)	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed by Rainmaker on March 18, 2004.
(75)	Incorporated by reference to Exhibit 23.2 to the Registration Statement on Form S-1 filed by Rainmaker (Reg. No. 333-86445).
†	Confidential treatment has previously been granted by the Commission for certain portions of the referenced exhibit.
*	Management contracts or compensatory plan or arrangement.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions *	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2008	$285	$637	$(372)	$550
Year ended December 31, 2007	$233	$408	$(356)	$285
Year ended December 31, 2006	$422	$267	$(456)	$233

*	Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Campbell, State of California, on the 31st day of March 2009.

RAINMAKER SYSTEMS, INC.

By:	/s/ MICHAEL SILTON
Michael Silton, President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ STEVE VALENZUELA
Steve Valenzuela, Senior Vice President, Finance, Chief Financial Officer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ ALOK MOHAN
Alok Mohan, Chairman of the Board

By:	/s/ ROBERT LEFF
Robert Leff, Director

By:	/s/ MITCHELL LEVY
Mitchell Levy, Director

By:	/s/ BRADFORD PEPPARD
Bradford Peppard, Director