Form 10-Q
period 2009-03-31
RAINMAKER SYSTEMS INC
filed 2009-05-14
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2009

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

(1)    Yes  ☒    No  ☐

(2)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of April 30, 2009, the registrant had 21,575,373 shares of Common Stock outstanding.

RAINMAKER SYSTEMS, INC.

FORM 10-Q

AS OF MARCH 31, 2009

PART I.—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$17,710	$20,040
Restricted cash	163	942
Accounts receivable, less allowance for doubtful accounts of $153 at March 31, 2009 and $550 at December 31, 2008	9,064	10,560
Prepaid expenses and other current assets	1,856	2,092

Total current assets	28,793	33,634
Property and equipment, net	9,253	10,222
Intangible assets, net	1,308	1,611
Goodwill	3,507	3,507
Other non-current assets	2,445	2,472

Total assets	$45,306	$51,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,615	$10,220
Accrued compensation and benefits	1,170	1,201
Other accrued liabilities	2,375	2,981
Deferred revenue	3,778	3,825
Current portion of capital lease obligations	240	226
Current portion of notes payable	1,726	1,725

Total current liabilities	18,904	20,178
Deferred tax liability	229	198
Long term deferred revenue	326	543
Capital lease obligations, less current portion	—	240
Notes payable, less current portion	1,676	2,608

Total liabilities	21,135	23,767

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 22,248,501 shares issued and 21,720,653 shares outstanding at March 31, 2009 and 21,579,251 shares issued and 21,178,010 shares outstanding at December 31, 2008	19	19
Additional paid-in capital	119,250	118,628
Accumulated deficit	(92,581)	(88,681)
Accumulated other comprehensive loss	(1,484)	(1,355)
Treasury stock, at cost, 527,848 shares at March 31, 2009 and 401,241 shares at December 31, 2008	(1,033)	(932)

Total stockholders’ equity	24,171	27,679

Total liabilities and stockholders’ equity	$45,306	$51,446

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net revenue	$12,363	$20,602
Cost of services	7,110	10,607

Gross margin	5,253	9,995

Operating expenses:
Sales and marketing	1,434	2,074
Technology and development	3,064	3,252
General and administrative	2,755	3,427
Depreciation and amortization	1,682	1,753

Total operating expense	8,935	10,506

Operating loss	(3,682)	(511)
Interest and other (expense) , net	(133)	344

Loss before income tax expense	(3,815)	(167)
Income tax expense	85	110

Net loss	$(3,900)	$(277)

Basic loss per share	$(0.20)	$(0.01)

Diluted loss per share	$(0.20)	$(0.01)

Weighted average common share
Basic	19,242	19,326

Diluted	19,242	19,326

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net loss	$(3,900)	$(277)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,379	885
Amortization of intangible assets	303	868
Stock-based compensation expense	622	404
(Credit) provision for allowances for doubtful accounts	(197)	172
Amortization of discount on notes receivable	—	68
Loss on disposal of fixed assets	158	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	1,599	1,782
Prepaid expenses and other assets	220	813
Accounts payable	(586)	(5,853)
Accrued compensation and benefits	(23)	121
Other accrued liabilities	(649)	(898)
Deferred tax liability	76	106
Deferred revenue	(264)	1,525

Net cash used in operating activities	(1,262)	(284)

Investing activities:
Purchases of property and equipment	(602)	(1,513)
Restricted cash, net	779	(182)
Acquisition of business, net of cash acquired	—	(1,000)

Net cash provided by (used in) investing activities	177	(2,695)

Financing activities:
Proceeds from issuance of common stock from option exercises	—	12
Principal payment of notes payable	(923)	(938)
Principal payment of capital lease obligations	(226)	—
Tax payments in connection with treasury stock surrendered	(45)	(66)
Purchases of treasury stock	(56)	—

Net cash used in financing activities	(1,250)	(992)

Effect of exchange rate changes on cash:	5	142

Net decrease in cash and cash equivalents	(2,330)	(3,829)

Cash and cash equivalents at beginning of period	20,040	37,407

Cash and cash equivalents at end of period	$17,710	$33,578

Supplement disclosures of cash flow information:
Cash paid for interest	$79	$26

Cash paid for taxes	$7	$—

Supplemental non-cash investing and financing activities:
Acquisition of assets under capital lease	$—	$719

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

The results of our operations for the three months ended March 31, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009, or any other period. These condensed consolidated financial statements should be read in conjunction with Rainmaker’s financial statements and notes thereto included in Rainmaker’s Annual Report on Form 10-K for the year ended December 31, 2008. Balance sheet information as of December 31, 2008 has been derived from the audited financial statements for the year then ended.

Certain amounts reported in the accompanying financial statements for 2008 have been reclassified to conform to the 2009 presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit.

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

We operate in one business segment as determined by revenue generated from sales and marketing solutions. We have operations within the United States of America, Canada, the Philippines and the United Kingdom where we perform services on behalf of our clients to customers who are primarily located in North America.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our clients’ customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At March 31, 2009 and December 31, 2008, our allowance for potentially uncollectible accounts was $153,000 and $550,000, respectively.

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

Goodwill and Other Intangible Assets

We completed six acquisitions during the period January 1, 2005 through December 31, 2007. For these acquisitions, we applied the guidance of the Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations in accounting for the assets related to these acquisitions. Goodwill represents the excess of the acquisition purchase price over the estimated fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired. In our analysis of goodwill and other intangible assets we apply the guidance of FASB Statement No. 142, Goodwill and Other Intangible Assets in determining whether any impairment conditions exist. In our analysis of other finite lived amortizable intangible assets, we apply the guidance of and FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various technologies, customer relationships and trade names of the businesses we have acquired.

In the 4 th quarter of 2008, we performed our annual goodwill impairment evaluation required under SFAS 142 and concluded that goodwill was impaired along with our other intangible assets under SFAS 144. The impairment was a result of our market capitalization declining significantly with the price of our stock, declining sales, depressed market conditions, deteriorating industry trends, and a significant downward revision of our forecasts. The ultimate result of the impairment evaluation was a charge in the 4th quarter of $13.7 million to write off the entire amount of goodwill on two of our reporting units (Lead Development and Rainmaker Asia) and a charge of approximately $2.2 million to write off a majority of the other intangible assets on these same two reporting units.

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

Income Taxes

We account for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At March 31, 2009 and December 31, 2008, we had gross deferred tax assets of $27.8 million and $23.8 million, respectively. In 2009 and 2008, the deferred tax asset was subject to a 100% valuation allowance and therefore is not recorded on our balance sheet as an asset. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.

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

Our policy for recording interest and penalties related to uncertain tax positions is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in interest and other income (expense), net, in the statement of operations. There were immaterial amounts accrued for interest and penalties related to uncertain tax positions as of March 31, 2009.

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

The Company adopted SFAS 123(R) using the modified-prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified-prospective transition method, the Company’s Consolidated Financial Statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R).

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

We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the three months ended March 31, 2009, two clients accounted for more than 10% of our revenue. Hewlett-Packard represented approximately 18% of our revenue and Sun Microsystems accounted for approximately 15% of our revenue. In the three months ended March 31, 2008, Hewlett-Packard and Dell accounted for more than 10% of our revenue with Dell representing approximately 25% and Hewlett-Packard representing approximately 17%. Hewlett-Packard and Sun Microsystems are customers in both our contract sales and lead development product lines.

No individual client’s end-user customer accounted for 10% or more of our revenues in any period presented.

We have outsourced services agreements with our clients that expire at various dates ranging through December 2011. Our contract sales agreement with Hewlett-Packard, our largest client, expires in October 2009 if it is not renewed prior to expiration. Many of our client agreements contain automatic renewal clauses. These clients may, however, terminate their contracts in accordance with the provisions of each contract. In most cases, a client must provide us with advance written notice of its intention to terminate. Any loss of a single significant client may have a material adverse effect on the Company’s consolidated financial position, cash flows and results of operations.

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

The following is a breakdown of net revenue by product line for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Contract sales	$5,049	$9,792
Lead development	6,200	9,739
Training sales	1,114	1,071

Total	$12,363	$20,602

Foreign revenues are attributed to the country of the business entity that executed the contract. The Company utilizes our call centers in the United States, Canada and the Philippines to fulfill these contracts. Property and equipment information is based on the physical location of the assets and goodwill and intangible information is based on the country of the business entity to which these are allocated. The following is a geographic breakdown of net revenue for the three months ended March 31, 2009 and 2008 and net long-lived assets as of March 31, 2009 and December 31, 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Net Revenue

United States	$10,977	$18,085

Cayman Islands	1,005	1,995

Philippines	381	522

Canada	—	—

Total	$12,363	$20,602

	March 31, 2009	December 31, 2008
Property & Equipment, net

United States	$5,844	$6,380

Cayman Islands	—	—

Philippines	3,093	3,508

Canada	315	334

Europe	1	—

Total	$9,253	$10,222

	March 31, 2009	December 31, 2008
Goodwill

United States	$3,507	$3,507

Total	$3,507	$3,507

	March 31, 2009	December 31, 2008
Intangible Assets, net

United States	$788	$1,011

Cayman Islands	520	600

Philippines	—	—

Canada	—	—

Total	$1,308	$1,611

Foreign Currency Translation

During January 2007, we established a Canadian foreign subsidiary and subsequently purchased the Canadian based assets of CAS Systems. Additionally, in July 2007, we purchased Qinteraction Limited and its Philippine-based subsidiary. In the first quarter of 2009, we established our Rainmaker Europe subsidiary in London, England. The functional currency of our foreign subsidiaries was determined to be their respective local currencies (Canadian Dollar, Philippine Peso, and Great Britain Pound), in accordance with FAS 52, Foreign Currency Translation. Foreign currency assets and liabilities are translated at the current exchange rates at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the year. The related unrealized gains and losses from foreign currency translation are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity in the consolidated balance sheet and consolidated statement of stockholders’ equity and comprehensive income (loss). Net gains and losses resulting from foreign exchange transactions are included in interest and other income (expense), net in the consolidated statement of operations.

Related Party Transactions

We have made purchases of computer equipment and services from several vendors including Hewlett-Packard and Sun Microsystems, our two largest clients. During the three months ended March 31, 2009, we did not purchase any equipment or services from Hewlett-Packard or Sun Microsystems. During the three months ended March 31, 2008, we purchased equipment from Hewlett-Packard totaling $74,000 and we did not purchase any equipment or services from Sun Microsystems.

The Chairman of our board of directors also serves on the board of Saama Technologies, a technology services firm. During the three months ended March 31, 2009 and 2008, we paid Saama Technologies $56,000 and $32,000, respectively, for technology services. We may continue to utilize their services and may expand the scope of Saama Technologies’ engagement in the future.

In October 2007, we closed an OEM licensing agreement with Market2Lead, Inc. (“Market2Lead”), a software-as-a-service provider of business-to-business automated marketing solutions, to further enhance LeadWorks, Rainmaker’s on-demand marketing automation application. In connection with this agreement, Rainmaker provided Market2Lead with growth financing of $2.5 million in secured convertible and term debt. During the three months ended March 31, 2009 and 2008, we paid Market2Lead approximately $33,000 and $214,000 for marketing services. We will continue to utilize their services and may expand the scope of the services that they provide to us in the future.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for us for financial instruments beginning in January 2008 and non-financial instruments beginning in January 2009. The adoption of SFAS 157 for financial instruments in the first quarter of 2008 and for non-financial assets in the first quarter of 2009 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the provisions of SFAS 141R to our future acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as equity in our Consolidated Financial Statements. Among other requirements, this statement requires that the consolidated net income attributable the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 is effective for the first fiscal period beginning on or after December 15, 2008. The adoption of SFAS 160 in the first quarter of 2009 did not have a material impact on our consolidated financial statements.

3.	NET LOSS PER SHARE

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding during the year. Diluted loss per common share also gives effect, as applicable, to the potential dilutive effect of outstanding stock options and warrants, using the treasury stock method, unvested restricted share awards, and convertible securities, using the if converted method, as of the beginning of the period presented or the original issuance date, if later.

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Net loss	$(3,900)	$(277)

Weighted-average shares of common stock outstanding – basic	19,242	19,326
Plus: Outstanding dilutive options and warrants outstanding	—	—
Less: weighted-average shares subject to repurchase	—	—

Weighted-average shares used to compute diluted net income per share	19,242	19,326

Basic net loss per share	$(0.20)	$(0.01)

Diluted net loss per share	$(0.20)	$(0.01)

In the three months ended March 31, 2009 and 2008, the Company excluded certain unvested restricted share awards, options and warrants from the calculation of diluted net loss per share because these securities were anti-dilutive. For the three months ended March 31, 2009, the Company excluded the dilutive effect of all 4.9 million unvested restricted share awards, options and warrants because these securities were anti-dilutive. For the three months ended March 31, 2008, the Company excluded the dilutive effect of all 3.9 million unvested restricted share awards, options and warrants because these securities were anti-dilutive.

4.	PROPERTY AND EQUIPMENT

	Estimated Useful Life	March 31, 2009	December 31, 2008
Property and equipment:

Computer equipment	3 years	$10,230	$9,878
Capitalized software and development	2-5 years	14,846	14,868
Furniture and fixtures	5 years	1,087	1,086
Leasehold improvements	Lease term	1,207	1,360

		27,370	27,192
Accumulated depreciation and amortization		(18,233)	(17,248)
Construction in process (1)		116	278

Property and equipment, net		$9,253	$10,222

(1)    Construction in process at March 31, 2009, consists primarily of costs incurred to further develop and enhance the Company’s Global ERP system. Estimated cost to complete this project is in the range of $20,000—$50,000 subject to future revisions.

5.	INTANGIBLE ASSETS

	Estimated Useful Life	March 31, 2009	December 31, 2008
Intangible assets:
Developed technology	3-5 years	$920	$920
Customer relations	2-5 years	2,790	2,790
Database	5 years	147	147

		3,857	3,857
Accumulated amortization		(2,549)	(2,246)

Intangibles assets, net		$1,308	$1,611

Future amortization of intangible assets at March 31, 2009 is as follows:

Intangible Amortization
Remainder of 2009	$722
Fiscal: 2010	419
2011	149
2012	18

Total future amortization	$1,308

6.	LONG-TERM DEBT and CAPITAL LEASE OBLIGATIONS

Long-term debt consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Note Payable - CAS	$667	$1,333
Revolving Credit Facility – Bridge Bank (Equipment finance sub-facility)	2,735	3,000

	3,402	4,333
Less: Current Portion	(1,726)	(1,725)

Total Long-Term Debt	$1,676	$2,608

Notes Payable – CAS

In connection with our acquisition of the assets of CAS and its Canadian subsidiary, Rainmaker and its Canadian subsidiary, Rainmaker Systems (Canada) Inc., issued notes payable in the amounts of $1.4 million and $600,000, respectively. The two notes are payable in three consecutive annual installments of approximately $467,000 and $200,000, respectively, each, commencing on January 25, 2008, with subsequent installments payable on the anniversary date in 2009 and 2010. The notes bear interest at a fixed rate of 5.36% per annum on the outstanding principal amount which is payable at the end of each calendar quarter. The first and second annual installments of these notes in the aggregate amount of $667,000 each were paid in January 2008 and 2009.

Revolving Credit Facility

In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank. The Revolving Credit Facility originally matured in May 2005, and provided borrowing availability up to a maximum of $3.0 million through a secured revolving line of credit that included a $1.0 million letter of credit facility. In December 2005, our Business Loan Agreement and a Commercial Security Agreement (the Revolving Credit Facility) was increased to $4.0 million from the then existing $2.0 million. In addition, on July 6, 2007 the maturity date was extended to October 2007 from December 2006 and in June 2008, the maturity date was extended to October 10, 2008. During October 2008, we executed further amendments to the Revolving Credit Facility. The amendments extend the maturity date of the Revolving Credit Facility from October 10, 2008 to October 10, 2009 and increase the maximum amount of revolving credit available from $4,000,000 to $6,000,000, with a $1,000,000 sub-facility for standby letters of credit and a new $3,000,000 sub-facility for the purpose of purchasing new equipment until December 31, 2008. The interest rate per annum for revolving advances under the Revolving Credit Facility is equal to the prime lending rate, which was

3.25% as of March 31, 2009. The interest rate per annum for advances under the equipment finance sub-facility is equal to the prime rate plus 0.50%, subject to a minimum interest rate of 6.00%. Bridge Bank, at its option, may increase the interest rate payable on advances under the Revolving Credit Facility by 1.25% per annum if Rainmaker does not maintain minimum deposits of $2,000,000 in demand deposit accounts and a total of $6,000,000 in unrestricted cash with Bridge Bank. Advances under the equipment finance sub-facility shall be repaid in equal monthly installments commencing in January 2009 through October 2011. As of March 31, 2009, we had a principal balance of $2,735,000 outstanding under the equipment finance sub-facility of the Revolving Credit Facility.

We are subject to certain financial covenants, including not incurring a year-to-date non-GAAP net loss exceeding by 10% the amount of loss recited in the Company’s operating plan approved by Bridge Bank. For the three months ended March 31, 2009, we violated this financial covenant and received a waiver from Bridge Bank for the violation of this performance to plan financial covenant. Beginning with the quarter ended June 30, 2009, we will again be subject to this provision of the Revolving Credit Facility.

Future debt maturities at March 31, 2009 are as follows (in thousands):

Nine months ending December 31, 2009	$794
Fiscal year ending December 31, 2010 2009	1,726
Fiscal year ending December 31, 2011	882

Total	$3,402

Capital Lease Obligations

In March 2008, we entered into a 3 year software licensing agreement with Microsoft GP. In accordance with the terms of the agreement, we will pay 3 annual installments of approximately $254,000 beginning in April 2008 for the licensing rights to use certain Microsoft software. The present value of the remaining future lease payments is included as a liability on the balance sheet as a current lease obligation as of March 31, 2009. The effective annual interest rate on the capital lease obligation is estimated to be 6.25%.

7.	COMMON STOCK

In July 2008, the Company’s Board of Directors approved a Stock Repurchase Program (the “Program”) authorizing the repurchase of up to $3 million of its common stock. Under the Program, shares may be repurchased from time to time in open market transactions at prevailing market prices. The timing and actual number of shares purchased will depend on a variety of factors, such as price, corporate and regulatory requirements, and market conditions. Repurchases under the Program will be made using the Company’s available cash or borrowings. The Program has a one-year term and may be commenced, suspended or terminated at any time, or from time-to-time at management’s discretion without prior notice. During the quarter ended March 31, 2009, we purchased 81,999 shares at a cost of approximately $56,000 or an average cost or $0.68 per share. Since inception of the program, we have purchased 370,681 shares at a cost of approximately $568,000 or an average cost of $1.53 per share. As of March 31, 2009, approximately $2,432,000 was available for future repurchases under the Program.

During the 2008 and 2009 fiscal years, the Company had restricted stock awards that vested. The Company is required to withhold income taxes at statutory rates based on the closing market value of the vested shares on the date of vesting. The Company offers employees the ability to have vested shares withheld by the Company in an amount equal to the amount of taxes to be withheld. Based on this, the Company purchased 44,608 shares during the three months ended March 31, 2009, with a cost of approximately $45,000 from employees to cover federal and state taxes due.

8.	STOCK-BASED COMPENSATION EXPENSE

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

We expense stock-based compensation to the same operating expense categories that the respective award grantee’s salary expense is reported. The table below reflects stock-based compensation expense for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Stock based compensation expense included:
Cost of services	$41	$(73)
Sales and marketing	77	21
Technology	60	82
General and administrative	444	374

	$622	$404

At March 31, 2009, approximately $5.5 million of stock-based compensation relating to unvested awards had not been amortized and will be expensed in future periods through 2013. Under current grants that are unvested and outstanding, approximately $2.0 million will be expensed in the remainder of 2009 as stock-based compensation subject to true-up adjustments for forfeitures and vestings during the year.

We calculate the value of our stock option awards when they are granted. Accordingly, we update our valuation assumptions for the risk-free interest rate on a monthly basis and volatility on a quarterly basis and apply these to the new grants each quarter that option grants are awarded. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants and possible ranges of estimated forfeiture. During the three months ended March 31, 2009 and 2008, the weighted average valuation assumptions for stock option awards and forfeiture rates used for the expense calculations for stock option and restricted stock awards were as follows:

	Three Months Ended March 31,
	2009	2008
Expected life in years	3.65	5.15
Volatility	0.86	0.86
Risk-free interest rate	1.6%	2.7%
Dividend rate	0.0%	0.0%
Forfeiture Rates:
Options	27.09%	21.07%
Restricted Stock	12.34%	9.68%

Expected life of our option grants is estimated based on our analysis of our actual historical option exercises and cancellations. Expected stock price volatility is based on the historical volatility from traded shares of our stock over the expected term. The risk-free interest rate is based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. We have not historically paid dividends and we do not expect to pay dividends in the near term and therefore we have set the dividend rate at 0.0%.

A summary of activity under our Stock Incentive Plans for the three months ended March 31, 2009, is as follows:

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2008	284,730	1,543,722	$4.05
Authorized	847,120	—	—
Options granted	(62,000)	62,000	0.99
Restricted stock awards granted	(741,500)	—	—
Options canceled	141,195	(141,395)	3.90
Restricted stock awards forfeited	72,250	—	—

Balance at March 31, 2009	541,795	1,464,327	$3.93

In accordance with the 2003 Plan, the number of shares authorized for grant under the 2003 Plan automatically increase on the first trading date of January by an amount equal to the lesser of 4% of our outstanding common stock at December 31 or 1,000,000 shares. Shares outstanding at December 31, 2008 were 20,178,010 and the additional shares authorized amounted to 847,120 in the table above.

During the three months ended March 31, 2009, there were 200 shares cancelled from our plans previous to the 2003 Plan. These shares are not eligible for future grant under the 2003 Plan.

The following table summarizes the activity with regard to restricted stock awards during the three months ended March 31, 2009. Restricted stock awards are issued from the 2003 Stock Incentive Plan and any issuances will reduce the shares available for grant as indicated in the previous table. Restricted stock awards are valued at the closing market price of the Company’s stock on the date of the grant.

	Number of Shares	Weighted Average Grant Price
Balance at December 31, 2008	1,956,125	$2.87
Granted	741,500	1.00
Vested	(113,997)	2.94
Forfeited	(72,250)	2.17

Balance of nonvested shares at March 31, 2009	2,511,378	$2.33

The total fair value of the unvested restricted stock awards at grant date was $5.9 million as of March 31, 2009.

9.	OTHER COMPREHENSIVE LOSS

With the establishment of our Canadian foreign subsidiary and the subsequent purchase of Canadian based assets from CAS on January 25, 2007, we accordingly recorded a foreign currency translation adjustment within other comprehensive loss during the three months ended March 31, 2009 and 2008, since the functional currency of this foreign location was determined to be the Canadian dollar. Additionally, on July 19, 2007, we purchased Qinteraction Limited and its Philippine-based subsidiary. The functional currency of the Philippine-based subsidiary is the Philippine peso and we have recorded a foreign currency translation adjustment within other comprehensive loss during the three months ended March 31, 2009 and 2008. In the first quarter of 2009, we established our Rainmaker Europe subsidiary in the United Kingdom. The functional currency of this subsidiary is the Great Britain Pound and we have recorded a foreign currency translation adjustment within other comprehensive loss during the three months ended March 31, 2009. The components of comprehensive loss were as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(3,900)	$(277)
Foreign currency translation adjustments	(129)	(64)

Comprehensive loss	$(4,029)	$(341)

The components of the balance sheet caption accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2009	December 31, 2008
Foreign currency translation adjustments	$(1,484)	$(1,355)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Among the important factors which could cause actual results to differ materially from those in the forward-looking statements are general market conditions, the current very difficult macro-economic environment and its impact on our business as our clients are reducing their overall marketing spending and our clients’ customers are reducing their purchase of services contracts, the high degree of uncertainty and our limited visibility due to economic conditions, our ability to execute our business strategy, our ability to integrate acquisitions without disruption to our business, the effectiveness of our sales team and approach, our ability to target, analyze and forecast the revenue to be derived from a client and the costs associated with providing services to that client, the date during the course of a calendar year that a new client is acquired, the length of the integration cycle for new clients and the timing of revenues and costs associated therewith, our client concentration given that we are currently dependent on a few significant client relationships, potential competition in the marketplace, the ability to retain and attract employees, market acceptance of our service programs and pricing options, our ability to maintain our existing technology platform and to deploy new technology, our ability to sign new clients and control expenses, the possibility of the discontinuation of some client relationships, the financial condition of our clients’ businesses, our ability to raise additional equity or debt financing and other factors detailed in Part I Item 1A – “Risk Factors” of this Form 10-Q.

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

With the establishment of our Canadian foreign subsidiary and the subsequent purchase of Canadian based assets in 2007, we adopted a policy for recording foreign currency transactions and translation in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (SFAS No. 52). For our Canadian subsidiary, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at period-end exchange rates, and statement of operations items are translated at an average exchange rate prevailing during the period. Such translation adjustments are recorded in accumulated comprehensive income (loss), a component of stockholders’ equity. Also in 2007, we acquired Qinteraction Limited and its Philippine-based subsidiary. As a result of this acquisition, we also adopted the policy mentioned above for recording foreign currency transactions and translations for this subsidiary as the functional currency has been determined to be the local currency for the Philippine-based subsidiary. In January of 2009, we established our Rainmaker Europe subsidiary in the United Kingdom. We adopted the policy mentioned above for recording foreign currency transactions and translations for this subsidiary as the functional currency has been determined to be the local currency (Great Britain Pound) for the UK based subsidiary. Gains and losses from foreign currency denominated transactions are included in interest and other income (expense), net in the consolidated statements of operations. Losses from foreign currency denominated transactions amounted to approximately $78,000 and $8,000 for the three months ended March 31, 2009 and 2008, respectively.

Management believes there have been no significant changes during the three months ended March 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Results of Operations

The following table sets forth for the periods given selected financial data as a percentage of our revenue. The table and discussion below should be read in connection with the financial statements and the notes thereto which appear elsewhere in this report as well as with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

	Three Months Ended March 31,
	2009	2008
Net revenue	100.0%	100.0%
Costs of services	57.5	51.5

Gross margin	42.5	48.5

Operating expenses:
Sales and marketing	11.6	10.1
Technology and development	24.8	15.8
General and administrative	22.3	16.6
Depreciation and amortization	13.6	8.5

Total operating expenses	72.3	51.0

Operating loss	(29.8)	(2.5)
Interest and other (expense) income, net	(1.0)	1.7

Loss before income tax expense	(30.8)	(0.8)
Income tax expense	0.7	0.5

Net loss	(31.5)%	(1.3)%

Comparison of Three Months Ended March 31, 2009 and 2008

Net Revenue. Net revenue decreased $8.2 million, or 40%, to $12.4 million in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. Our lead development product line revenue was $6.2 million and decreased $3.5 million from the prior year due to decreases in revenues from existing clients as they reduced their marketing budgets. Revenue from our contract sales product line was $5.0 million and decreased approximately $4.7 million as compared to the prior year as a result of a $5.2 million reduction in revenue from Dell which was partially offset by increased revenue from new and existing clients. Revenue from our training sales product line was $1.1 million and increased approximately $43,000 as compared to the prior year as a result of increased sales to new and existing clients.

Costs of Services and Gross Margin. Costs of services decreased $3.5 million, or 33%, to $7.1 million in the three months ended March 31, 2009, as compared to the 2008 comparative period. The decrease is attributable primarily to reductions in telesales workforce related to declining sales from our contract sales and lead development product lines. Our gross margin percentage decreased to 43% in the three months ended March 31, 2009 as compared to 49% for the three months ended March 31, 2008 primarily as a result of the loss of the Dell business and a shift in the mix of our business from contract sales to lead development.

Sales and Marketing Expenses. Sales and marketing expenses decreased $640,000, or 31%, to $1.4 million in the three months ended March 31, 2009, as compared to the 2008 comparative period. The decrease is primarily due to approximately $386,000 in decreased compensation costs due to decreases in sales & marketing personnel. Additionally marketing costs decreased approximately $113,000 and consulting fees decreased approximately $92,000 due to reduced corporate marketing project spending related to corporate website development and travel costs decreased approximately $68,000 due to corporate initiatives put in place to reduce these expenses. We expect sales and marketing expenses to decrease for the remainder of the year as compared to 2008 as the Company has reduced costs due to the challenging macroeconomic environment which has caused a slowdown in marketing spending by our customers.

Technology and Development Expenses. Technology and development expenses decreased $188,000, or 6%, to $3.1 million during the three months ended March 31, 2009, as compared to the 2008 comparative period. The decrease is primarily attributable to decreases in personnel costs of approximately $422,000 and travel & entertainment costs of approximately $60,000 due to the reduction in our workforce. These decreases were partially offset by increased equipment and maintenance expenses of approximately $207,000 and increased severance charges of $69,000 from the staff reductions. We expect technology and development expenses to decrease for the remainder of the year as compared to 2008 as we reduce spending due to the challenging macroeconomic environment.

General and Administrative Expenses. General and administrative expenses decreased $672,000, or 20%, to $2.8 million during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. The decrease was primarily due to approximately $731,000 in decreased personnel costs related to the reduction in our workforce during 2008 and the first quarter of 2009. Additionally, audit fees decreased approximately $111,000 in the three months ended March 31, 2009 as compared to the 2008 comparable period. These decreases were partially offset by increased losses on retirement of assets of approximately $119,000 from the relocation of our facilities in Montreal and Manila, and increased legal fees of approximately $35,000 associated with new contract activity. In 2009, we will be required to comply with the Sarbanes-Oxley Act section 404(b) and have an audit of the Company’s internal controls for the 2009 fiscal year. We were not required to do this in 2008. Because of this, we expect audit related fees to increase going forward for the 2009 fiscal year to maintain compliance with the Sarbanes-Oxley Act.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $71,000, or 4%, to $1.7 million for the three months ended March 31, 2009, as compared to the 2008 period. Amortization of intangible assets decreased by approximately $565,000 in the 2009 period, primarily as a result of the write-off of approximately $2.2 million of our amortizable intangible assets in the fourth quarter of our 2008 fiscal year. This decrease was partially offset by increases in depreciation expense of approximately $494,000 related to depreciation on assets placed in service during our 2008 fiscal year and the reduction of the useful life of leasehold improvements at our Austin facility. Because of the write-off of our amortizable intangible assets during 2008 and the reduction in our capital expenditures during 2009, we expect depreciation and amortization expense to be relatively flat as compared to the prior year for the remainder of 2009.

Interest and Other Income (Expense), Net. The components of interest and other income (expense), net are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008	Change
Interest income	$28	$352	$(324)
Interest expense	(83)	(22)	(61)
Currency translation loss	(78)	(8)	(70)
Other	—	22	(22)

	$(133)	$344	$(477)

The decrease in interest income is attributable to our decrease in cash from $33.5 million as of March 31, 2008 to $17.7 million at March 31, 2009 as we had historically invested the net proceeds of $27.2 million received from our follow-on offering of common stock in April 2007 which was invested in interest bearing deposit accounts. Interest expense is the result of interest incurred on the notes payable issued with the purchase of the assets of CAS Systems and interest incurred on the Bridge Bank Equipment Sub-facility portion of our Revolving Line of Credit which converted to term debt at a minimum interest rate of 6% in January 2009. We have been making principal payments on the CAS Systems loan and the Bridge Bank loan during the quarter ended March 31, 2009.

The currency translation loss is primarily due to the fluctuation of currency exchange rates on a note payable to a third party denominated in United States dollars that is owed by our Canadian subsidiary in connection with our acquisition of CAS Systems. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.

Income Tax Expense. Income tax expense decreased $25,000, or 23%, to $85,000 for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. Our income tax expense for the three month period ended March 31, 2009 is based on our estimate of taxable income for the full year ended December 31, 2009, and primarily consists of estimates of foreign taxes and domestic gross margin taxes for certain states. We do not anticipate material changes to our implied effective tax rate for the year.

Liquidity and Sources of Capital

Cash used in operating activities for the three months ended March 31, 2009 was $1.3 million as compared to $284,000 in the three months ended March 31, 2008. Cash provided by operating activities in 2009 was primarily the result of a net loss totaling $3.9 million, non-cash expenditures of depreciation and amortization of property and intangibles of $1.7 million, stock-based compensation charges of $622,000, the credit for the recovery of allowance for doubtful accounts of $197,000, loss on disposal of fixed assets of $158,000, and changes in operating assets and liabilities that provided $373,000 of cash for the year.

The two largest components of our changes in operating assets and liabilities are accounts payable and accounts receivable. When we sell a service or maintenance contract for a client, we record the sales price of the contract to the client’s customer as our receivable and also record our payable to the client for our cost of the contract, which is effectively the same amount less our compensation for obtaining the contract for our client. For this reason, our accounts payable includes amounts due to our clients for service and maintenance contracts we sold on their behalf. Accounts payable therefore increases in relation to our increased sales of service contracts on behalf of our clients. However, because we report as revenue only the net difference between our account receivable from the customer of our client and our account payable to our client in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, any increase in net revenue from service contract sales results in a much larger increase in our accounts payable, which is treated as positive cash flow from operating activities. The reduction in accounts receivable and payable in 2009 is a direct impact of the termination of the Dell services agreement in the quarter ended March 31, 2008.

Accounts receivable decreased at March 31, 2009 as compared to March 31, 2008 as a result of lower overall sales during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Our days sales outstanding, or DSO, increased to 27 days at March 31, 2009 as compared to 26 days at March 31, 2008. Since we record the gross billing to the end customer of our contract sales clients in our accounts receivable, we calculate DSO based on our ability to collect those gross billings from the end customers. We record revenue based on the net commission we retain. We expect DSO to increase in the future as lead development becomes a higher percentage of our revenue as these contracts tend to have longer payment terms.

Cash used in operating activities for the three months ended March 31, 2008 was primarily the result of a net loss totaling $277,000, non-cash expenditures of depreciation and amortization of property and intangibles of $1.8 million, stock-based compensation charges of $404,000, the provision for allowance for doubtful accounts of $172,000, amortization of discount on notes receivable of $68,000, and changes in operating assets and liabilities, net of assets acquired and liabilities assumed, that used $2.4 million of cash for the year.

Cash provided by investing activities was $177,000 in the three months ended March 31, 2009, as compared to cash used in investing activities of $2.7 million in the three months ended March 31, 2008. The change is primarily the result of $1 million paid in 2008 as additional purchase price from the CAS Systems acquisition in 2007 as the result of the achievement of certain performance metrics subsequent to the acquisition, decreases in capital expenditures of approximately $911,000 during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, and a decrease in the restricted cash balance of approximately $779,000 in the three months ended March 31, 2009, as compared to an increase of $182,000 in the restricted cash balance for the three months ended March 31, 2008. Restricted cash represents the reserve for the refund due for non-service payments inadvertently paid to the Company by our clients’ customers instead of paid directly to the Company’s clients. At the time of cash receipt, the Company records a current liability for the amount of non-service payments received. The decrease in restricted cash represents the reduction of our balance of refunds due to customers.

Cash used in financing activities was approximately $1.3 million in the three months ended March 31, 2009, as compared to $992,000 in the three months ended March 31, 2008. Cash used in financing activities in 2009 was primarily a result of principal payments of $923,000 on our term loans and CAS notes, payments on our capital lease obligations of $226,000, purchases of treasury stock under company announced share repurchase plans of $56,000, and purchases of $45,000 of treasury stock from employees for shares withheld for income taxes payable on restricted stock awards vested during 2009. Cash used in financing activities in 2008 was primarily a result of principal payments of $938,000 on our term loans and CAS notes and purchases of $66,000 of treasury stock from employees and directors for shares withheld for income taxes payable on restricted stock awards vested. Additionally, we received approximately $12,000 from the exercise of stock options during the 2008 period.

Our principal source of liquidity as of March 31, 2009 consisted of $17.7 million of cash and cash equivalents and approximately $1.2 million available for borrowing under our Revolving Credit Facility. We anticipate that our existing capital resources will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months.

Credit Arrangements

In June 2008, we entered into an amendment to our Revolving Credit Facility with our lender, Bridge Bank, which extended the maturity date of the Revolving Credit Facility to October 10, 2008. During October 2008, we executed further amendments to the Revolving Credit Facility. The amendments extended the maturity date of the Revolving Credit Facility from October 10, 2008 to October 10, 2009 and increase the maximum amount of revolving credit available from $4,000,000 to $6,000,000, with a $1,000,000 sub-facility for standby letters of credit and a new $3,000,000 sub-facility for the purpose of purchasing new equipment until December 31, 2008. The interest rate per annum for revolving advances under the Revolving Credit Facility is equal to the prime lending rate, which was 3.25% as of March 31, 2009. The interest rate per annum for advances under the equipment finance sub-facility is equal to the prime rate plus 0.50%, subject to a minimum interest rate of 6.00%. Bridge Bank, at its option, may increase the interest rate payable on advances under the Revolving Credit Facility by 1.25% per annum if Rainmaker does not maintain minimum deposits of $2,000,000 in demand deposit accounts and a total of $6,000,000 in unrestricted cash with Bridge Bank. Advances under the equipment finance sub-facility are being repaid in equal monthly installments that commenced in January 2009 and continue through October 2011.

The Revolving Credit Facility is collateralized by substantially all of our consolidated assets, including intellectual property. We are subject to certain financial covenants, including not incurring a year-to-date non-GAAP net loss exceeding by 10% the amount of loss recited in the Company’s operating plan approved by Bridge Bank. The Revolving Credit Facility contains customary covenants that will, subject to limited exceptions, limit our ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Revolving Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Revolving Credit Facility. For the three months ended March 31, 2009, we violated the performance to plan financial covenant as our net loss exceeded by 10% the amount of loss in our operating plan approved by Bridge Bank primarily due to severance costs incurred during the three months ended March 31, 2009 that were not in our approved plan. We received a waiver from Bridge Bank for the violation of this financial covenant for the three months ended March 31, 2009. Beginning with the quarter ended June 30, 2009, we will again be subject to this covenant provision of the Revolving Credit Facility. At March 31, 2009, we were in compliance with all other loan covenants, other than the performance to plan financial covenant mentioned above, and we had $2.7 million in principal balance outstanding under the equipment sub-facility of the Revolving Credit Facility and had one undrawn letter of credit outstanding under the Revolving Credit Facility in the aggregate face amount of $100,000. We had originally entered into this Revolving Credit Facility with our lender in April 2004.

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. The letter of credit was issued under the Revolving Credit Facility described above. As of March 31, 2009, no amounts have been drawn against the letter of credit.

Off-Balance Sheet Arrangements

Leases

As of March 31, 2009, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2013. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up front cash flow related to purchasing the assets.

On November 13, 2006, we executed an amendment to the operating lease for our corporate headquarters in Campbell, California. Under the lease and its amendment, we have a total of 23,149 square feet of usable office space. The lease term originally began on November 1, 2005 and will end on January 31, 2010. We will be paying approximately $257,000 in base rent for the remaining term which expires in January 2010. In addition, we must pay our proportionate share of operating costs and taxes. In connection with the execution of the lease, we have issued a letter of credit to the landlord in the amount of $100,000 as a security deposit.

In Austin, Texas we have rented a total of 59,466 square feet of office space under a lease and its amendments that expire at various dates through June 2009. In August 2005, we renewed the existing lease for 46,366 square feet of space and then in March 2006 we further amended the lease for an additional 7,623 square feet of space. On April 16, 2007, we entered into a sublease agreement in the same building as our other lease in Austin for an additional 5,477 feet that expired on July 31, 2008. In November 2007, we signed a sublease agreement to lease approximately 7,259 square feet of our net rentable area to a third party through the expiration of our lease term in June 2009. In accordance with the sublease agreement, we will receive approximately $5,000 in rental income per month plus a proportionate share of common area maintenance costs during the final year of our lease which will offset our rent expense during that period. Under the lease and its amendments, our base rent will approximate $99,000 for the remaining 53,989 square feet of office space, net of sublease rentals for the remaining 3 months of the lease that expires in June 2009. We will be relocating our Austin facility in June 2009 as we have signed a new lease for approximately 21,388 square feet of space that will commence on or about July 1, 2009 for a term of 18 months through December 2010. Annual rent in the new facility will approximate $205,000 or $17,000 monthly. In both the California and the Texas facilities, we pay rent and maintenance on some of the common areas in each of our leased facilities.

As a result of our acquisition of CAS Systems in January 2007, we acquired leased facilities near Montreal, Canada, where we occupied approximately 18,426 square feet of space covered by leases that were scheduled to expire on December 31, 2007. Additionally, we acquired leased facilities in Oakland, California where we occupied approximately 10,039 square feet of space covered by a lease that was due to expire on May 19, 2011. We renewed the Canada leases as of January 1, 2008 for a 2-year term with options for subsequent continuance. The provisions of the lease renewals in Canada specified that either party can terminate the lease for any reason by giving the other party at least 120 days prior written notice. In 2008, the Company decided to terminate the current lease in Canada and provided the landlord the specified 120 day notice as of October 1, 2008 in accordance with the lease agreement. On September 24, 2008 we entered into a new agreement to lease approximately 20,000 square feet of space and have moved our current Canadian operations to this new location which is closer to Montreal and provides more access to employees allowing for more growth. The lease has a minimum term of 3 years and commenced on January 1, 2009. Annual gross rent is $400,000 Canadian dollars for the initial 3 year term. Based on the exchange rate at March 31, 2009, annual rent will approximate $320,000 in US dollars. Additionally, Rainmaker will be responsible for its proportionate share of utilities, taxes and other common area maintenance charges during the lease term. In the quarter ended June 30, 2008, we decided to close our Oakland facility and vacated the premises. In accordance with FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and FAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, we recorded a liability for the fair value of the remaining lease payments, less the estimated sub-lease rentals, of approximately $227,000 and wrote-off the net book value of the remaining furniture, fixtures and equipment at this location of approximately $76,000. In the 4th quarter of 2008, we exercised the early termination provision of the lease agreement with a payment of approximately $128,000 to the landlord for this location. For the purposes of the contractual obligations table below, we have left the remaining minimum lease payments in this table through the new May 2009 expiration date.

With our acquisition of Qinteraction, we assumed existing lease obligations at their Manila, Philippines offices. We assumed 2 office space leases and a parking lease. We occupy approximately 40,280 square feet on 3 floors in the BPI building in Manila. Our current lease for this space commenced on April 1, 2008, has a 5 year term and terminates on March 31, 2013. Based on the exchange rate as of March 31, 2009, our annual base rent will escalate from approximately $511,000 for the twelve months ended March 31, 2010 to $615,000 for the 2012 calendar year, the final full year of the lease that ends in March 2013. During 2008 and the three months ended March 31, 2009, we amended and then terminated our lease in the Pacific Star building and we currently do not occupy any space in this building as of March 31, 2009. Our parking lease began in March 2006, has a 5 year term and terminates in March 2011. Based on the exchange rate as of December 31, 2008, our annual base rent on this lease is approximately $7,000.

With the establishment of our Rainmaker Europe subsidiary in 2009, we signed a short-term office services agreement for shared office space in London, England. The agreement commenced on April 27, 2009 and expires on August 31, 2009, with options for subsequent renewal. Monthly rental is 7,512 Great Britain Pounds and based on the exchange rate as of March 31, 2009, approximates $10,700 monthly in US Dollars.

Rent expense, net of sub-lease income, under operating lease agreements during the three months ended March 31, 2009 and 2008 was $559,000 and $647,000, respectively.

Guarantees

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. The letter of credit was issued under the Revolving Credit Facility described above. As of March 31, 2009, no amounts had been drawn against the letter of credit.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of March 31, 2009 and December 31, 2008.

Contractual Obligations

Capital Leases

In March 2008, we entered into a 3-year software licensing agreement with Microsoft GP. In accordance with the terms of the agreement, we will pay three annual installments of approximately $254,000 beginning in April 2008 for the licensing rights to use certain Microsoft software. The present value of the future lease payments is included as a liability on the balance sheet as a current lease obligation as of March 31, 2009. The effective annual interest rate on the capital lease obligation is estimated to be 6.25%.

Term Loans

In connection with our acquisition of the assets of CAS and its Canadian subsidiary, Rainmaker and its Canadian subsidiary, Rainmaker Systems (Canada) Inc., issued notes payable in the amounts of $1.4 million and $600,000, respectively. The two notes are payable in three consecutive annual installments of approximately $467,000 and $200,000, respectively, each, commencing on January 25, 2008, with subsequent installments payable on the anniversary date in 2009 and 2010. The notes bear interest at a fixed rate of 5.36% per annum on the outstanding principal amount which is payable at the end of each calendar quarter. The first and second annual installments of these notes in the aggregate amount of $667,000 each were paid in January 2008 and 2009.

In accordance with the Revolving Credit Facility, advances under the equipment finance sub-facility shall be repaid in equal monthly installments commencing in January 2009 through October 2011. At March 31, 2009, we had a principal balance of $2.7 million outstanding under the equipment finance sub-facility that is to be repaid in equal monthly installments of approximately $88,000 through October 2011. The interest rate per annum for advances under the equipment finance sub-facility is equal to the prime rate plus 0.50%, subject to a minimum interest rate of 6.00%.

Revolving Credit Facility

In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank. The Revolving Credit Facility originally provided borrowing availability up to a maximum of $3.0 million through a secured revolving line of credit that included a $1.0 million letter of credit facility. In December 2005, our Business Loan Agreement and a Commercial Security Agreement (the Revolving Credit Facility) was increased to $4.0 million from the then existing $3.0 million. In addition, on July 6, 2007 the maturity date was extended to October 2007 from December 2006 and in June 2008, the maturity date was extended to October 10, 2008. During October 2008, we executed further amendments to the Revolving Credit Facility. The amendments extend the maturity date of the Revolving Credit Facility from October 10, 2008 to October 10, 2009 and increase the maximum amount of revolving credit available from $4,000,000 to $6,000,000, with a $1,000,000 sub-facility for standby letters of credit and a new $3,000,000 sub-facility for the purpose of purchasing new equipment until December 31, 2008. The interest rate per annum for revolving advances under the Revolving Credit Facility is equal to the prime lending rate, which was 3.25% as of December 31, 2008. The interest rate per annum for advances under the equipment finance sub-facility is equal to the prime rate plus 0.50%, subject to a minimum interest rate of 6.00%. Bridge Bank, at its option, may increase the interest rate payable on advances under the Revolving Credit Facility by 1.25% per annum if Rainmaker does not maintain minimum deposits of $2,000,000 in demand deposit accounts and a total of $6,000,000 in unrestricted cash with Bridge Bank. Advances under the equipment finance sub-facility shall be repaid in equal monthly installments commencing in January 2009 through October 2011. The amended Revolving Credit Facility is collateralized by substantially all of Rainmaker’s consolidated assets. Rainmaker must comply with certain financial covenants, including not incurring a year-to-date non-GAAP net loss exceeding by 10% the amount of loss recited in the Company’s operating plan approved by Bridge Bank. As of March 31, 2008, the company had $2.7 million outstanding under the equipment sub-facility of the Revolving Credit Facility and had one undrawn letter of credit outstanding under the Revolving Credit Facility in the aggregate face amount of $100,000.

Potential Impact of Inflation

To date, inflation has not had a material impact on our business.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for us for financial instruments beginning in January 2008 and non-financial instruments beginning in January 2009. The adoption of SFAS 157 for financial instruments in the first quarter of 2008 and for non-financial assets in the first quarter of 2009 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the provisions of SFAS 141R to our future acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as equity in our Consolidated Financial Statements. Among other requirements, this statement requires that the consolidated net income attributable the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 is effective for the first fiscal period beginning on or after December 15, 2008. The adoption of SFAS 160 in the first quarter of 2009 did not have a material impact on our consolidated financial statements.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

As of March 31, 2009, our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)	Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of our 2009 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the year ended December 31, 2008, one client, Hewlett-Packard, accounted for more than 10% of our net revenue and represented approximately 20% of our net revenue. During the three months ended March 31, 2009, two clients, Hewlett-Packard and Sun Microsystems, each accounted for more than 10% of our net revenue and collectively represented 33% of our net revenue with Hewlett-Packard representing approximately 18% and Sun Microsystems representing approximately 15%.

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

Our clients may, from time to time, restructure their businesses or get acquired by another company, which may adversely impact the revenues we generate from those clients. Any restructuring or termination of our services by one of our significant clients could reduce the volume of services we provide and further reduce our expected future revenues, which would likely have a material adverse effect on our financial position, cash flows and results of operations.

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

Our service sales agreements and our lead generation agreements generally allow our clients to terminate such agreements without cause with 90 to 180 days notice and 30 days notice, respectively. Our clients are under no obligation to renew their engagements with us when their contracts come up for renewal. In addition, our agreements with our clients are generally not exclusive. Our service sales agreement with Hewlett-Packard, our largest client, can be terminated without cause upon 90 days notice. This agreement with Hewlett-Packard expires in October 2009 if it is not renewed prior to expiration.

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

To date, we have focused our business on providing our service offerings to enterprises in selected vertical markets that retain our services and/or license our software in an effort to market and sell their offerings to their business customers. We may seek to expand our service offerings in the future to other markets, including other industry verticals or seek to provide other related services to our clients. Any such effort to expand could cause us to incur significant investment costs and expenses and could ultimately not result in significant revenue growth for us. In addition, any efforts to expand could divert management resources from existing operations and require us to commit significant financial and other resources to unproven businesses.

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

We perform a valuation analysis on all of our acquisitions as a basis for initially recognizing and measuring intangible assets including goodwill in our financial statements. We are required to test for impairment the carrying value of our goodwill and other intangible assets not subject to amortization at least annually, and we are required to test for impairment the carrying value of these assets as well as our other intangible assets that are subject to amortization and our tangible long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Such events or changes in circumstances may include a persistent decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. During the year ending December 31, 2008, we took a non-cash charge of approximately $13.7 million for impairment of goodwill and other intangible assets from our acquisitions, as shown on Note 3 of our December 31, 2008 audited financial statements. Subsequent to this impairment write-down we had $3.5 million in goodwill and $1.6 million of unamortized intangibles on our balance sheet at December 31, 2008. At March 31, 2009, we have $3.5 million in goodwill and $1.3 million of unamortized intangibles on our balance sheet. In the future, our test of impairment could result in further adjustments, or in write-downs or write-offs of assets, which would negatively affect our financial position and operating results.

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

On January 25, 2007, we acquired the business of CAS Systems, which has operations near Montreal, Canada. On July 19, 2007, we acquired Qinteraction Limited, which operates a call center in Manila, Philippines. In the first quarter of 2009, we established our Rainmaker Europe subsidiary in the United Kingdom. Our growth strategy may include further expansion into international markets. Our international expansion may require significant additional financial resources and management attention, and could have a negative effect on our financial position, cash flows and operating results. In addition, we may be exposed to associated risks and challenges, including:

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

Although we reported net income in each of the four quarters during 2006 and 2007, we have incurred a net loss in each of the four quarters of 2008, and the first quarter of 2009. Our accumulated deficit through March 31, 2009 is $92.6 million. We may continue to incur losses in the future. Factors which may cause us to incur losses in the future include:

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

We may wish to secure additional capital for the acquisition of businesses, products or technologies that are complementary to ours, or to fund our working capital and capital expenditure requirements. To date, we have raised capital through both equity and debt financings. On April 25, 2007, we completed a follow-on public offering of our common stock in which we issued an additional 3.5 million shares and raised $27 million in net proceeds. Any additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and interest expenses that will affect our financial results. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay or reduce the scope of our operations. At March 31, 2009, our unrestricted cash balance was $17.7 million, and our net working capital was $9.9 million. We expect our cash balance to be sufficient to fund our operations for at least the next 12 months.

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

We have made technology and system improvements and capitalized those costs while the technology was being developed. During the year ended December 31, 2006, we deployed our new customer relationship management, or CRM system, which we had developed over an 18-month period. We invested $3.2 million in this system, which has a carrying value of $1.2 million as of March 31, 2009, and is being amortized over five years. We are using it as a CRM platform for our service sales clients. If unforeseen events or circumstances prohibit us from using this system with all clients, we may be forced to impair some or all of this asset, which could result in a non-cash impairment charge to our financial results.

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

Our common stock price is volatile.

During the year ended December 31, 2008, the price for our common stock fluctuated between $0.59 per share and $6.80 per share. During the three months ended March 31, 2009, the price for our common stock fluctuated between $0.47 per share and $1.35 per share. The trading price of our common stock may continue to fluctuate widely due to:

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

Trading of our common stock moved from the Nasdaq Capital Market to the Nasdaq Global Market on January 8, 2007. The Nasdaq Global Market listing requirements are more onerous than the listing requirements for the Nasdaq Capital Market. If we experience losses from our operations, are unable to raise additional funds or our stock price does not meet minimum standards, we may not be able to maintain the standards for continued listing on the Nasdaq Global Market, which include, among other things, that our common stock maintain a minimum closing bid price of at least $1.00 per share and minimum shareholders’ equity of $10 million (subject to applicable grace and cure periods). Our common stock has traded below the minimum $1.00 closing bid price during 2009; however, Nasdaq has currently suspended the rules requiring a minimum $1.00 closing bid price and a minimum market value of publicly held shares. Enforcement of these rules is scheduled to resume on Monday, July 20, 2009. If, as a result of the application of such listing requirements, our common stock is delisted from the Nasdaq Global Market, our stock would become harder to buy and sell. Consequently, if we were removed from the Nasdaq Global Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. As a result, the ability to resell shares of our common stock could be adversely affected.

Our directors, executive officers and their affiliates own a significant percentage of our common stock and can significantly influence all matters requiring stockholder approval.

As of March 31, 2009, our directors, executive officers and entities affiliated with them together beneficially control approximately 18.0% of our outstanding shares. As a result, these stockholders, acting together, may have the ability to disproportionately influence all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company, which, in turn, could depress the market price of our common stock.

Shares eligible for sale in the future could negatively affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of March 31, 2009, we had 21,720,653 outstanding shares of common stock which included 2,511,378 shares issued pursuant to restricted stock awards granted to certain employees. These restricted shares will become available for public sales subject to the respective employees continued employment with the company over vesting periods of not more than four years. In addition, there were an aggregate of 2,363,143 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 1,454,327 shares of common stock issuable upon exercise of options outstanding under our option plan and 898,816 shares of common stock issuable upon exercise of the outstanding warrants issued to the investors in our private placement transactions completed on February 7, 2006 and June 15, 2005. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, employee compensation or otherwise.

On April 25, 2007, we completed a follow-on public offering of our common stock in which we issued 3,500,000 additional shares.

On July 19, 2007, we completed a Stock Purchase Agreement with the shareholders of Qinteraction Limited. Under the terms of the Purchase Agreement, the Company issued 559,284 shares of its common stock, representing approximately $4.8 million in Rainmaker common stock based upon the five-day average closing stock price before and after July 23, 2007, the date on which the transaction was announced. Such shares were initially subject to a contractual prohibition of sale with shares available for sale from closing as follows: 241,890 shares were subject to 6 months lockup which has now expired and these shares are now freely tradable, 241,891 shares were subject to 12 months lockup which has now expired and these shares are now freely tradable. In addition, 75,503 of the shares of the common stock consideration have been placed in escrow to secure certain customary indemnity obligations under the Purchase Agreement. Two-thirds of the escrow was scheduled to be released after 12 months from closing and the remaining one-third was scheduled for release after 15 months from closing. The release of such shares from escrow is subject to post-closing conditions, potential adjustments and offsets. No shares have been released from escrow as of yet as the Company has filed a claim against the escrow. The agreement also provided for a potential additional payment at the end of twelve months following the closing, based on the achievement of certain financial milestones which the company has determined have not been achieved, and which would have resulted in the issuance of up to $3.5 million in additional Rainmaker common stock and a payment of $4.5 million in cash. Based upon the financial milestone measurement, the Company believes that no contingent payment has been earned. Accordingly, no additional purchase price has been recorded.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock during the three months ended March 31, 2009:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value that May Yet be Purchased Under the Program (b)
January 1, 2009 – January 31, 2009	—	—	—	$2,487,752
February 1, 2009 – February 28, 2009	41,379	$1.02	—	$2,487,752
March 1, 2009 – March 31, 2009	85,228	$0.69	81,999	$2,431,589

	126,607	$0.80	81,999

(a)	These amounts include shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted share awards. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of our shares on the date of vesting.
(b)	On July 31, 2008, the Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to $3 million of Rainmaker’s common stock. The Stock Repurchase Program will have a one-year term and may be commenced, suspended or terminated at any time, or from time-to-time at management’s discretion without prior notice.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

The following exhibits are filed with this report as indicated below:

10.1	Global Inside Sales Program Statement of Work dated as of March 31, 2009 between Rainmaker Systems, Inc. and Sun Microsystems, Inc.

10.2	Master Purchase Agreement (MPA) dated February 14, 2006 between Rainmaker Systems, Inc. and Sun Microsystems, Inc.

10.3	Addendum No. 1 to MPA dated February 14, 2006 between Rainmaker Systems, Inc. and Sun Microsystems, Inc.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINMAKER SYSTEMS, INC.

Dated: May 14, 2009	/s/ MICHAEL SILTON
Michael Silton
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ STEVE VALENZUELA
Steve Valenzuela
Senior Vice President, Finance, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)