Form 10-Q
period 2009-09-30
RAINMAKER SYSTEMS INC
filed 2009-11-13
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 9, 2009, the registrant had 21,459,156 shares of Common Stock outstanding.

RAINMAKER SYSTEMS, INC.

FORM 10-Q

AS OF SEPTEMBER 30, 2009

PART I.—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$17,528	$20,040
Restricted cash	42	942
Accounts receivable, less allowance for doubtful accounts of $86 at September 30, 2009 and $550 at December 31, 2008	8,089	10,560
Prepaid expenses and other current assets	2,276	2,092

Total current assets	27,935	33,634
Property and equipment, net	7,460	10,222
Intangible assets, net	763	1,611
Goodwill	3,507	3,507
Other non-current assets	2,528	2,472

Total assets	$42,193	$51,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,083	$10,220
Accrued compensation and benefits	1,141	1,201
Other accrued liabilities	2,483	2,981
Deferred revenue	2,570	3,825
Current portion of capital lease obligations	240	226
Current portion of notes payable	1,725	1,725

Total current liabilities	17,242	20,178
Deferred tax liability	296	198
Long term deferred revenue	319	543
Capital lease obligations, less current portion	—	240
Notes payable, less current portion	1,147	2,608

Total liabilities	19,004	23,767

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 22,315,458 shares issued and 21,441,699 shares outstanding at September 30, 2009 and 21,579,251 shares issued and 21,178,010 shares outstanding at December 31, 2008	20	19
Additional paid-in capital	120,494	118,628
Accumulated deficit	(94,498)	(88,681)
Accumulated other comprehensive loss	(1,347)	(1,355)
Treasury stock, at cost, 873,759 shares at September 30, 2009 and 401,241 shares at December 31, 2008	(1,480)	(932)

Total stockholders’ equity	23,189	27,679

Total liabilities and stockholders’ equity	$42,193	$51,446

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenue	$13,118	$14,461	$37,015	$52,880
Cost of services	6,502	9,509	19,879	30,538

Gross margin	6,616	4,952	17,136	22,342

Operating expenses:
Sales and marketing	930	1,832	3,401	6,089
Technology and development	2,383	4,364	7,839	11,259
General and administrative	1,900	2,927	6,922	9,969
Depreciation and amortization	1,272	2,040	4,415	5,742

Total operating expense	6,485	11,163	22,577	33,059

Operating income (loss)	131	(6,211)	(5,441)	(10,717)
Interest and other (expense) income, net	(23)	207	(114)	737

Income (loss) before income tax expense	108	(6,004)	(5,555)	(9,980)
Income tax expense	85	107	262	331

Net income (loss)	$23	$(6,111)	$(5,817)	$(10,311)

Basic income (loss) per share	$0.00	$(0.32)	$(0.30)	$(0.53)

Diluted income (loss) per share	$0.00	$(0.32)	$(0.30)	$(0.53)

Weighted average common shares
Basic	21,566	19,394	19,292	19,362

Diluted	21,621	19,394	19,292	19,362

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net loss	$(5,817)	$(10,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	3,567	3,218
Amortization of intangible assets	848	2,524
Stock-based compensation expense	1,862	1,609
(Credit) provision for allowances for doubtful accounts	(319)	573
Amortization of discount on notes receivable	—	180
Loss on disposal of fixed assets	294	76
Changes in operating assets and liabilities:
Accounts receivable	2,790	7,373
Prepaid expenses and other assets	(239)	540
Accounts payable	(1,151)	(13,650)
Accrued compensation and benefits	(73)	(282)
Other accrued liabilities	(526)	(1,175)
Income tax payable	26	(78)
Deferred tax liability	100	95
Deferred revenue	(1,479)	833

Net cash used in operating activities	(117)	(8,475)

Investing activities:
Purchases of property and equipment	(1,036)	(4,674)
Restricted cash, net	900	(270)
Payment for contingent consideration in a business acquisition	—	(1,000)

Net cash used in investing activities	(136)	(5,944)

Financing activities:
Proceeds from issuance of common stock from option exercises	3	32
Proceeds from issuance of common stock from ESPP	2	10
Principal payment of notes payable	(1,453)	(1,062)
Principal payment of capital lease obligations	(226)	(253)
Tax payments in connection with treasury stock surrendered	(252)	(161)
Purchases of treasury stock	(296)	(240)
Net borrowings under revolving line of credit	—	2,000

Net cash (used in) provided by financing activities	(2,222)	326

Effect of exchange rate changes on cash:	(37)	(131)

Net decrease in cash and cash equivalents	(2,512)	(14,224)

Cash and cash equivalents at beginning of period	20,040	37,407

Cash and cash equivalents at end of period	$17,528	$23,183

Supplement disclosures of cash flow information:
Cash paid for interest	$168	$70

Cash paid for taxes	$121	$284

Supplemental non-cash investing and financing activities:
Acquisition of assets under capital lease	$—	$719

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

The results of our operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009, or any other period. These condensed consolidated financial statements should be read in conjunction with Rainmaker’s financial statements and notes thereto included in Rainmaker’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 31, 2009. Balance sheet information as of December 31, 2008 has been derived from the audited financial statements for the year then ended.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our clients’ customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At September 30, 2009 and December 31, 2008, our allowance for potentially uncollectible accounts was $86,000 and $550,000, respectively.

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

Costs of internal use software are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Internal Use Software and FASB ASC 350-50, Website Development Costs. This guidance requires that we expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of ASC 350-40 and ASC 350-50 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development, the payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal use computer software and associated interest costs are capitalized. Capitalized costs are amortized using the straight-line method over the shorter of the term of related client agreement, if such development relates to a specific outsource client, or the software’s estimated useful life, ranging from two to five years. Capitalized internal use software and website development costs are included in property and equipment in the accompanying balance sheets.

Goodwill and Other Intangible Assets

We completed six acquisitions during the period January 1, 2005 through December 31, 2007. For these acquisitions, we applied the guidance of the FASB ASC 805, Business Combinations in accounting for the assets related to these acquisitions. Goodwill represents the excess of the acquisition purchase price over the estimated fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired. In our analysis of goodwill and other intangible assets we apply the guidance of FASB ASC 350-20-35, Intangibles – Goodwill and Other-Subsequent Measurement in determining whether any impairment conditions exist. In our analysis of other finite lived amortizable intangible assets, we apply the guidance of FASB ASC 360-10-35, Property, Plant and Equipment-Subsequent Measurement, in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various technologies, customer relationships and trade names of the businesses we have acquired.

In the 4 th quarter of 2008, we performed our annual goodwill impairment evaluation required under FASB ASC 350-20-35 and concluded that goodwill was impaired along with our other intangible assets under FASB ASC 360-10-35. The impairment was a result of our market capitalization declining significantly with the price of our stock, declining sales, depressed market conditions, deteriorating industry trends, and a significant downward revision of our forecasts. The ultimate result of the impairment evaluation was a charge in the 4th quarter of $13.7 million to write off the entire amount of goodwill on two of our reporting units (Lead Development and Rainmaker Asia) and a charge of approximately $2.2 million to write off a majority of the other intangible assets on these same two reporting units.

We report segment results in accordance with FASB ASC 280, Segment Reporting. We have identified three operating segments in accordance with this guidance: Contract Sales, Lead Development, and Rainmaker Asia. The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by detailed information listing revenues by customer, for purposes of making operating decisions and assessing financial performance. Further, our operating segments have similar long-term average gross margins. Accordingly, the Company has concluded that we have one reportable segment. However, in accordance with FASB ASC 350-20-35, we are required to test goodwill for impairment at the reporting unit level which is an operating segment or one level below an operating segment. Thus, our reporting units for goodwill impairment testing are our operating segments of Contract Sales, Lead Development and Rainmaker Asia.

Long-Lived Assets

Long-lived assets including our purchased intangible assets are amortized over their estimated useful lives. In accordance with FASB ASC 360-10-35, Property, Plant and Equipment-Subsequent Measurement, long-lived assets, such as property, equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

Revenue Recognition and Presentation

Substantially all of our revenue is generated from the sale of service contracts and maintenance renewals, lead development services and software subscriptions for hosted Internet sales of web based training. We recognize revenue from the sale of our clients’ service contracts and maintenance renewals on the “net basis”, which represents the amount billed to the end customer less the amount paid to our client. Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from a client’s customer is received, the service contract or maintenance agreement is delivered, the fee is fixed or determinable, the collection of the receivable is reasonably assured, and no significant post-delivery obligations remain unfulfilled. Revenue from lead development services we perform is recognized as the services are accepted and is generally earned ratably over the service contract period. Some of our lead development service revenue is earned when we achieve certain attainment levels and is recognized upon customer acceptance of the service. We earn revenue from our software application subscriptions of hosted online sales of web based training ratably over each contract period. Since these software subscriptions are usually paid in advance, we have recorded a deferred revenue liability on our balance sheet that represents the prepaid portions of subscriptions that will be earned over the next one to two years.

We also evaluate our agreements for multiple element arrangements. Our agreements typically do not contain multiple deliverables. However, in the few instances where our agreements have contained multiple deliverables, they do not have value to our customers on a standalone basis, and therefore the deliverables are considered together as one unit of accounting. Revenue is then recorded using the proportional performance model, where revenue is recognized as performance occurs, based on the relative value of the performance that has occurred at that point in time compared to that of the total contract.

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

Income Taxes

We account for income taxes using the liability method. The liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At September 30, 2009 and December 31, 2008, we had gross deferred tax assets of $25.3 million and $23.8 million, respectively. In 2009 and 2008, the deferred tax asset was subject to a 100% valuation allowance and therefore is not recorded on our balance sheet as an asset. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.

FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under this guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FASB ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Our policy for recording interest and penalties related to uncertain tax positions is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in interest and other income (expense), net, in the statement of operations. There were immaterial amounts accrued for interest and penalties related to uncertain tax positions as of September 30, 2009.

Stock-Based Compensation

FASB ASC 718, Compensation-Stock Compensation, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. This guidance requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. See Note 8 for further discussion of this statement and its effects on the financial statements presented herein.

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

We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the three months ended September 30, 2009, three clients accounted for 10% or more of our revenue. Sun Microsystems accounted for approximately 23% of our revenue, Hewlett-Packard represented approximately 15% of our revenue and Symantec accounted for approximately 10% of our revenue. In the nine months ended September 30, 2009, three clients accounted for 10% or more of our revenue with Sun Microsystems representing approximately 21% of our revenue and Hewlett-Packard representing approximately 16% of our revenue and Symantec accounted for approximately 10% of our revenue. In the three months ended September 30, 2008, one client, Hewlett-Packard, accounted for more than 10% of our net revenue and represented approximately 22% of our net revenue. In the nine months ended September 30, 2008, two clients accounted for more than 10% of our net revenue with Hewlett-Packard representing approximately 20% and Dell representing approximately 11% of our net revenue.

No individual client’s end-user customer accounted for 10% or more of our revenues in any period presented.

We have outsourced services agreements with our clients that expire at various dates ranging through December 2012. Our agreements with Hewlett-Packard, a significant client, expire at various dates from August 2010 through August 2012, and can generally be terminated prior to expiration with ninety days notice. We have various agreements with Sun Microsystems, currently our largest client, with various termination provisions ranging from termination with 60 days notice to termination rights in August 2010. Our agreement with Symantec, a significant client, expires in March 2010, if not renewed prior to expiration, and can be terminated with ninety days notice. Clients may require us to restructure our agreements which may result in program changes that could lead to a reduction in our revenue. Some of our client agreements contain automatic renewal clauses. These clients may, however, terminate their contracts in accordance with the provisions of each contract, which generally provide for cancellation without cause with notice periods of sixty to ninety days. In most cases, a client must provide us with advance written notice of its intention to terminate. Any loss of a single significant client or changes to client programs may have a material adverse effect on the Company’s consolidated financial position, cash flows and results of operations.

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

Segment Reporting

We report segment results in accordance with FASB ASC 280, Segment Reporting. We have identified three operating segments in accordance with this guidance: Contract Sales, Lead Development, and Rainmaker Asia. The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by detailed information listing revenues by customer, for purposes of making operating decisions and assessing financial performance. Further, our operating segments have similar long-term average gross margins. Accordingly, the Company has concluded that we have one reportable segment. We have call centers within the United States of America, Canada, the Philippines, and the United Kingdom where we perform services on behalf of our clients to customers who are almost entirely located in North America.

The following is a breakdown of net revenue by product line for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Contract sales	$8,053	$5,230	$18,823	$21,157
Lead development	3,927	8,151	14,821	28,451
Training sales	1,138	1,080	3,371	3,272

Total	$13,118	$14,461	$37,015	$52,880

Foreign revenues are attributed to the country of the business entity that executed the contract. The Company utilizes our call centers in the United States, Canada, the Philippines, and the United Kingdom to fulfill these contracts. Property and equipment information is based on the physical location of the assets and goodwill and intangible information is based on the country of the business entity to which these are allocated. The following is a geographic breakdown of net revenue for the three and nine months ended September 30, 2009 and 2008 and net long-lived assets as of September 30, 2009 and December 31, 2008 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net Revenue
United States	$11,406	$12,711	$32,381	$46,240
Cayman Islands	1,290	1,311	3,370	5,129
Philippines	422	439	1,264	1,511

Total	$13,118	$14,461	$37,015	$52,880

	September 30, 2009	December 31, 2008
Property & Equipment, net
United States	$4,387	$6,380
Philippines	2,664	3,508
Canada	286	334
United Kingdom	123	—

Total	$7,460	$10,222

	September 30, 2009	December 31, 2008
Goodwill
United States	$3,507	$3,507

Total	$3,507	$3,507

	September 30, 2009	December 31, 2008
Intangible Assets, net
United States	$386	$1,011
Cayman Islands	377	600

Total	$763	$1,611

Foreign Currency Translation

During January 2007, we established a Canadian foreign subsidiary and subsequently purchased the Canadian based assets of CAS Systems. Additionally, in July 2007, we purchased Qinteraction Limited and its Philippine-based subsidiary. In the first quarter of 2009, we established our Rainmaker Europe subsidiary in London, England. The functional currency of our foreign subsidiaries was determined to be their respective local currencies (Canadian Dollar, Philippine Peso, and Great Britain Pound). Foreign currency assets and liabilities are translated at the current exchange rates at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the year. The related unrealized gains and losses from foreign currency translation are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity in the consolidated balance sheet and consolidated statement of stockholders’ equity and comprehensive income (loss). Net gains and losses resulting from foreign exchange transactions are included in interest and other income (expense), net in the consolidated statement of operations.

Related Party Transactions

We have made purchases of computer equipment and services from several vendors including Hewlett-Packard, one of our two largest clients. During the three and nine months ended September 30, 2009, we purchased equipment from Hewlett-Packard totaling $2,000 and $46,000, respectively. During the three and nine months ended September 30, 2008, we purchased equipment from Hewlett-Packard totaling $115,000 and $175,000, respectively.

The Chairman of our board of directors also serves on the board of Saama Technologies, a technology services firm. During the three and nine months ended September 30, 2009, we paid Saama Technologies $40,000 and $229,000, respectively, for technology services. During the three and nine months ended September 30, 2008, we paid Saama Technologies $139,000 and $206,000, respectively. We may continue to utilize their services and may expand the scope of Saama Technologies’ engagement in the future.

In October 2007, we closed an original equipment manufacturer licensing agreement with Market2Lead, Inc. (“Market2Lead”), a software-as-a-service provider of business-to-business automated marketing solutions, to further enhance LeadWorks, Rainmaker’s on-demand marketing automation application. In connection with this agreement, Rainmaker provided Market2Lead with growth financing of $2.5 million in secured convertible and term debt. During the three and nine months ended September 30, 2009, we paid Market2Lead approximately $43,000 and $91,000, respectively, for marketing services. During the three and nine months ended September 30, 2008, we paid Market2Lead approximately $19,000 and $249,000, respectively, for marketing services. We may continue to utilize their services and may expand the scope of the services that they provide to us in the future.

Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning January 1, 2011. Earlier application is permitted. We are currently evaluating both the timing and the impact of the pending adoption of the ASU on our consolidated financial statements and we don’t expect it to have a material impact.

In June 2009, the FASB issued ASU No. 2009-01 (formerly Statement No. 168), “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles” (“ASC” or “Codification”). The Codification is the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification is effective for interim and annual reporting periods ending after September 15, 2009. We have made the appropriate changes to GAAP references in our financial statements.

In May 2009, the FASB issued ASC 855 (formerly Statement No. 165), “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. We adopted the provisions of ASC 855 in the second quarter of fiscal 2009. The Company has evaluated all subsequent events through November 13, 2009, the issuance date of the financial statements for the three and nine months ended September 30, 2009.

In June 2008, the FASB issued “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (formerly EITF 03-6-1), that was incorporated into topic ASC 260, Earnings per Share, of the Codification. This guidance clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. ASC 260 also provides guidance on how to allocate earnings to participating securities and compute earnings per share using the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim financial periods within those years. The Company adopted this accounting guidance effective with the first quarter of 2009. All prior period earnings per share data presented have been adjusted retrospectively, as applicable, to conform with the provisions of ASC 260.

In December 2007, the FASB issued ASC 805 (formerly Statement No. 141R), Business Combinations. ASC 805 requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. ASC 805 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the provisions of ASC 805 to our future acquisitions.

3.	NET INCOME (LOSS) PER SHARE

Basic net income per common share is computed using the weighted-average number of shares of common stock outstanding during the year and includes the weighted-average impact of unvested restricted share awards as these are considered participating securities under ASC 260 mentioned in Note 2 above. Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding during the year excludes the weighted average impact of unvested restricted share awards because these securities were anti-dilutive. Diluted income per common share also gives effect, as applicable, to the potential dilutive effect of outstanding stock options and warrants, using the treasury stock method, and convertible securities, using the if converted method, as of the beginning of the period presented or the original issuance date, if later.

The following table presents the calculation of basic and diluted net (loss) income per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$23	$(6,111)	$(5,817)	$(10,311)

Weighted-average shares of common stock outstanding – basic	19,394	19,394	19,292	19,362
Plus: Weighted-average unvested restricted share awards outstanding – basic	2,172	—	—	—

Total weighted-average shares of common stock and participating securities outstanding – basic	21,566	19,394	19,292	19,362
Plus: Dilutive options and warrants outstanding	592	—	—	—
Less: Weighted-average shares subject to repurchase	(537)	—	—	—

Weighted-average shares used to compute diluted net loss per share	21,621	19,394	19,292	19,362

Basic net income (loss) per share	$0.00	$(0.32)	$(0.30)	$(0.53)

Diluted net income (loss) per share	$0.00	$(0.32)	$(0.30)	$(0.53)

In the three months ended September 30, 2008, and the nine months ended September 30, 2009 and 2008, the Company excluded certain unvested restricted share awards, options and warrants from the calculation of diluted net loss per share because these securities were anti-dilutive. For the nine months ended September 30, 2009, the Company excluded the dilutive effect of all 4.0 million unvested restricted share awards, options and warrants outstanding because these securities were anti-dilutive. For the three and nine months ended September 30, 2008, the Company excluded the dilutive effect of all 3.8 million unvested restricted share awards, options and warrants outstanding because these securities were anti-dilutive.

4.	PROPERTY AND EQUIPMENT

	Estimated Useful Life	September 30, 2009	December 31, 2008
Property and equipment:
Computer equipment	3 years	$9,825	$9,878
Capitalized software and development	2-5 years	15,021	14,868
Furniture and fixtures	5 years	838	1,086
Leasehold improvements	Lease term	1,237	1,360

		26,921	27,192
Accumulated depreciation and amortization		(19,497)	(17,248)
Construction in process (1)		36	278

Property and equipment, net		$7,460	$10,222

(1)	Construction in process at September 30, 2009, consists primarily of costs incurred to further develop and enhance the Company’s SaaS and ViewCentral Training & Event Management Platform. Estimated cost to complete these projects is in the range of $20,000 - $50,000 subject to future revisions.

5.	INTANGIBLE ASSETS

	Estimated Useful Life	September 30, 2009	December 31, 2008
Intangible assets:
Developed technology	3-5 years	$920	$920
Customer relations	2-5 years	2,790	2,790
Database	5 years	147	147

		3,857	3,857
Accumulated amortization		(3,094)	(2,246)

Intangibles assets, net		$763	$1,611

Future amortization of intangible assets at September 30, 2009 is as follows (in thousands):

Remainder of 2009	$177
Fiscal: 2010	419
2011	149
2012	18

Total future amortization	$763

6.	LONG-TERM DEBT and CAPITAL LEASE OBLIGATIONS

Long-term debt consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Note Payable – CAS	$667	$1,333
Revolving Credit Facility – Bridge Bank (Equipment finance sub-facility)	2,205	3,000

	2,872	4,333
Less: Current Portion	(1,725)	(1,725)

Total Long-Term Debt	$1,147	$2,608

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

Revolving Credit Facility

In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank. The Revolving Credit Facility originally matured in May 2005, and provided borrowing availability up to a maximum of $3.0 million through a secured revolving line of credit that included a $1.0 million letter of credit facility. In December 2005, our Business Loan Agreement and a Commercial Security Agreement (the Revolving Credit Facility) was increased to $4.0 million from the then existing $2.0 million. In addition, on July 6, 2007 the maturity date was extended to October 2007 from December 2006 and in June 2008, the maturity date was extended to October 10, 2008. During October 2008, we executed further amendments to the Revolving Credit Facility. The amendments extended the maturity date of the Revolving Credit Facility from October 10, 2008 to October 10, 2009 and increased the maximum amount of revolving credit available from $4,000,000 to $6,000,000, with a $1,000,000 sub-facility for standby letters of credit and a new $3,000,000 sub-facility for the purpose of purchasing new equipment until December 31, 2008. The interest rate per annum for revolving advances under the Revolving Credit Facility is equal to the prime lending rate, which was 3.25% as of September 30, 2009. The interest rate per annum for advances under the equipment finance sub-facility is equal to the prime rate plus 0.50%, subject to a minimum interest rate of 6.00%. Bridge Bank, at its option, may increase the interest rate payable on advances under the Revolving Credit Facility by 1.25% per annum if Rainmaker does not maintain minimum deposits of $2,000,000 in demand deposit accounts and a total of $6,000,000 in unrestricted cash with Bridge Bank. Advances under the equipment finance sub-facility shall be repaid in equal monthly installments commencing in January 2009 through October 2011. As of September 30, 2009, we had a principal balance of $2,205,000 outstanding under the equipment finance sub-facility of the Revolving Credit Facility which is being repaid in the form of a fully amortized term loan in equal monthly installments of approximately $88,000 through October 2011. We have not had any borrowings under the Revolving Credit Facility during the nine months ended September 30, 2009. The Company is currently in discussions with Bridge Bank to further extend the maturity date of the Revolving Credit Facility.

We are subject to certain financial covenants, including a not-to-exceed 10% covenant based upon year-to-date non-GAAP net losses as compared to the amount of loss recited in the Company’s operating plan approved by Bridge Bank. For the three months ended March 31, 2009, we failed to meet this covenant and received a waiver from Bridge Bank for this violation. For the three months ended June 30, 2009, we met and exceeded the performance measure, but not enough to overcome the first quarter shortfall. Bridge Bank has provided a subsequent waiver of the year-to-date covenant for the period ending June 30, 2009. For the nine months ended September 30, 2009, we were in compliance with this financial covenant.

Future debt maturities at September 30, 2009 are as follows (in thousands):

Three months ending December 31, 2009	$265
Fiscal year ending December 31, 2010	1,725
Fiscal year ending December 31, 2011	882

Total	$2,872

Capital Lease Obligations

In March 2008, we entered into a 3 year software licensing agreement with Microsoft GP. In accordance with the terms of the agreement, we will pay 3 annual installments of approximately $254,000 beginning in April 2008 for the licensing rights to use certain Microsoft software. The present value of the remaining future lease payments is included as a liability on the balance sheet as a current lease obligation as of September 30, 2009. The effective annual interest rate on the capital lease obligation is estimated to be 6.25%.

7.	COMMON STOCK

In July 2008, the Company’s Board of Directors approved a Stock Repurchase Program (the “Program”) authorizing the repurchase of up to $3 million of its common stock. Under the Program, shares may be repurchased from time to time in open market transactions at prevailing market prices. The timing and actual number of shares purchased will depend on a variety of factors, such as price, corporate and regulatory requirements, and market conditions. Repurchases under the Program will be made using the Company’s available cash or borrowings. The Program initially had a one-year term and may be commenced, suspended or terminated at any time, or from time-to-time at management’s discretion without prior notice. In May 2009, the Company’s Board of Directors approved extending the Program through January 31, 2010. During the nine months ended September 30, 2009, we purchased 277,051 shares at a cost of approximately $296,000 or an average cost of $1.07 per share. Since inception of the program, we have purchased 565,733 shares at a cost of approximately $808,000 or an average cost of $1.43 per share. As of September 30, 2009, approximately $2,192,000 was available for future repurchases under the Program.

During the 2008 and 2009 fiscal years, the Company had restricted stock awards that vested. The Company is required to withhold income taxes at statutory rates based on the closing market value of the vested shares on the date of vesting. The Company offers employees the ability to have vested shares withheld by the Company in an amount equal to the amount of taxes to be withheld. During the nine months ended September 30, 2009, the Company purchased 195,467 shares at a cost of approximately $252,000 from employees to cover federal and state taxes due. The repurchased shares are held as treasury shares and not included as outstanding shares.

8.	STOCK-BASED COMPENSATION EXPENSE

In 2003, the board of directors adopted and the stockholders approved the 2003 Stock Incentive Plan (the “2003 Plan”). The 2003 Plan provides for the issuance of incentive stock options or nonqualified stock options to employees, consultants and non-employee members of the board of directors, and issuance of shares of common stock for purchase or as a bonus for services rendered (restricted stock awards). Options granted under the 2003 Plan are priced at not less than 100% of the fair value of the common stock on the date of grant and have a maximum term of ten years from the date of grant. In the case of incentive stock options granted to employees who own 10% or more of our outstanding common stock, the exercise price may not be less than 110% of the fair value of the common stock on the date of grant and such options will have a maximum term of five years from the date of grant. Options granted to employees and consultants become exercisable and vest in one or more installments over varying periods ranging up to five years as specified by the board of directors. Unexercised options generally expire upon, or within, six months of termination of employment, subject to the applicable employment agreement and depending on the circumstances surrounding termination. Restricted stock awards granted to employees, consultants and non-employee directors typically vest over a one to four year period from the date of grant. Vesting of these awards is contingent upon continued service and any unvested awards are forfeited immediately upon termination of service, subject to the discretion of the board of directors. Unvested restricted stock has dividend participation rights. The Company has never paid dividends and has no plans to do so.

We expense stock-based compensation to the same operating expense categories that the respective award grantee’s salary expense is reported. The table below reflects stock-based compensation expense for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock based compensation expense included:
Cost of services	$65	$86	$155	$98
Sales and marketing	65	82	217	163
Technology	50	19	143	186
General and administrative	407	398	1,347	1,162

	$587	$585	$1,862	$1,609

At September 30, 2009, approximately $4.1 million of stock-based compensation relating to unvested awards had not been amortized and will be expensed in future periods through 2013. Under current grants that are unvested and outstanding, approximately $576,000 will be expensed in the remainder of 2009 as stock-based compensation, subject to true-up adjustments for forfeitures and vestings during the year.

We calculate the value of our stock option awards when they are granted. Accordingly, we update our valuation assumptions for the risk-free interest rate on a monthly basis and volatility on a quarterly basis and apply these to the new grants each quarter that option grants are awarded. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants and possible ranges of estimated forfeiture. During the nine months ended September 30, 2009 and 2008, the weighted average valuation assumptions for stock option awards and forfeiture rates used for the expense calculations for stock option and restricted stock awards were as follows:

	Nine Months Ended September 30,
	2009	2008
Expected life in years	3.65	5.15
Volatility	91.6%	86.2%
Risk-free interest rate	1.7%	2.8%
Forfeiture Rate:
Options	27.09%	21.07%
Restricted stock	12.34%	9.68%

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

A summary of activity under our Stock Incentive Plans for the nine months ended September 30, 2009 is as follows:

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2008	284,730	1,543,722	$4.05
Authorized	847,120	—	—
Options granted	(352,000)	352,000	1.12
Restricted stock awards granted	(966,500)	—	—
Options exercised	—	(3,332)	0.87
Options canceled	886,917	(887,137)	4.93
Restricted stock awards forfeited	234,875	—	—

Balance at September 30, 2009	935,142	1,005,253	$2.25

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

During the nine months ended September 30, 2009, there were 220 shares cancelled from our plans previous to the 2003 Plan. These shares are not eligible for future grant under the 2003 Plan.

The following table summarizes the activity with regard to restricted stock awards during the nine months ended September 30, 2009. Restricted stock awards are issued from the 2003 Plan and any issuances will reduce the shares available for grant as indicated in the previous table. Restricted stock awards are valued at the closing market price of the Company’s stock on the date of the grant.

	Number of Shares	Weighted Average Grant Price
Balance at December 31, 2008	1,956,125	$2.87
Granted	966,500	1.01
Vested	(668,243)	2.30
Forfeited	(234,875)	2.02

Balance of non-vested shares at September 30, 2009	2,019,507	$2.26

The total fair value of the non-vested restricted stock awards at grant date was $4.6 million as of September 30, 2009.

9.	OTHER COMPREHENSIVE INCOME (LOSS)

With the establishment of our Canadian foreign subsidiary and the subsequent purchase of Canadian based assets from CAS Systems on January 25, 2007, we accordingly recorded a foreign currency translation adjustment within other comprehensive loss during the three and nine months ended September 30, 2009 and 2008, since the functional currency of this foreign location was determined to be the Canadian dollar. Additionally, on July 19, 2007, we purchased Qinteraction Limited and its Philippine-based subsidiary. The functional currency of the Philippine-based subsidiary is the Philippine peso and we have recorded a foreign currency translation adjustment within other comprehensive loss during the three and nine months ended September 30, 2009 and 2008. In the first quarter of 2009, we established our Rainmaker Europe subsidiary in the United Kingdom. The functional currency of this subsidiary is the Great Britain Pound and we have recorded a foreign currency translation adjustment within other comprehensive loss during the three and nine months ended September 30, 2009. The components of comprehensive loss were as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$23	$(6,111)	$(5,817)	$(10,311)
Foreign currency translation adjustments	12	(580)	8	(695)

Comprehensive income (loss)	$35	$(6,691)	$(5,809)	$(11,006)

The components of the balance sheet caption accumulated other comprehensive loss are as follows (in thousands):

	September 30, 2009	December 31, 2008
Foreign currency translation adjustments	$(1,347)	$(1,355)

10.	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through November 13, 2009, the issuance date of the financial statements for the three and nine months ended September 30, 2009.

In October 2009, we executed a second amendment to the operating lease for our corporate headquarters in Campbell, California to reduce our lease cost. Under this amendment, we have reduced the amount of space that we lease by 6,719 square feet to 16,430 square feet starting October 1, 2009, and reduced our lease cost per square foot by approximately 25%. We obtained a first right of refusal to the reduced space (6,719 square feet). The lease term originally began on November 1, 2005 and, after the first amendment, was set to end on January 31, 2010. Under this second amendment, the lease will expire on January 31, 2013. Annual gross rent under the amended lease increases from approximately $227,000 in the first year of the lease which ends September 31, 2010, and the base rent will increase by approximately 5% each year thereafter for the remaining term expiring January 31, 2013. In addition, we will continue to pay our proportionate share of operating costs and taxes based on our occupancy and the original letter of credit issued to the landlord in the amount of $100,000 for a security deposit will remain in place.

In October 2009, we acquired certain assets of Grow Commerce, Inc. for $600,000 in cash. The acquisition was completed effective October 7, 2009, with a cash payment of $510,000. The remaining $90,000 has been held back by the Company and is due to be paid on October 7, 2010, subject to potential offsets to secure certain customary indemnity obligations under the Purchase Agreement.

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

Overview

We are a leading provider of sales and marketing solutions, combining hosted application software and execution services designed to drive more revenue for our clients. We have three primary product lines as follows: contract sales, lead development and training sales. We have developed an integrated solution, the Rainmaker Revenue Delivery PlatformSM , that combines proprietary, on-demand application software and advanced analytics with specialized sales and marketing execution services, which can include marketing strategy development, websites, e-commerce portal creation and hosting, both inbound and outbound e-mail, chat, direct mail and telesales services.

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

As of September 30, 2009, we had approximately 97 clients, primarily in the computer hardware and software, telecommunications and financial services industries.

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

With the establishment of our Canadian foreign subsidiary and the subsequent purchase of Canadian based assets in 2007, we adopted a policy for recording foreign currency transactions and translation in accordance with ASC 830, “Foreign Currency Matters” (formerly Statement No. 52). For our Canadian subsidiary, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at period-end exchange rates, and statement of operations items are translated at an average exchange rate prevailing during the period. Such translation adjustments are recorded in accumulated comprehensive income (loss), a component of stockholders’ equity. Also in 2007, we acquired Qinteraction Limited and its Philippine-based subsidiary. As a result of this acquisition, we also adopted the policy mentioned above for recording foreign currency transactions and translations for this subsidiary as the functional currency has been determined to be the local currency for the Philippine-based subsidiary. In January of 2009, we established our Rainmaker Europe subsidiary in the United Kingdom. We adopted the policy mentioned above for recording foreign currency transactions and translations for this subsidiary as the functional currency has been determined to be the local currency (Great Britain Pound) for the UK based subsidiary. Gains and losses from foreign currency denominated transactions are included in interest and other income (expense), net in the consolidated statements of operations. Gains from foreign currency denominated transactions amounted to approximately $2,000 and $46,000 for the three months ended September 30, 2009 and 2008, respectively. Losses from foreign currency denominated transactions amounted to $12,000 for the nine months ended September 30, 2009, as compared to gains of approximately $55,000 for the nine months ended September 30, 2008.

Management believes there have been no significant changes during the nine months ended September 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009.

Results of Operations

The following table sets forth for the periods given selected financial data as a percentage of our revenue. The table and discussion below should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this report as well as with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, and with our financial statements and notes thereto included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009, and June 30, 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenue	100.0%	100.0%	100.0%	100.0%
Costs of services	49.6	65.8	53.7	57.7

Gross margin	50.4	34.2	46.3	42.3

Operating expenses:
Sales and marketing	7.1	12.7	9.2	11.5
Technology and development	18.1	30.2	21.2	21.3
General and administrative	14.5	20.2	18.7	18.9
Depreciation and amortization	9.7	14.1	11.9	10.9

Total operating expenses	49.4	77.2	61.0	62.6

Operating income (loss)	1.0	(43.0)	(14.7)	(20.3)
Interest and other (expense) income, net	(0.2)	1.4	(0.3)	1.4

Income (loss) before income tax expense	0.8	(41.6)	(15.0)	(18.9)
Income tax expense	0.6	0.7	0.7	0.6

Net income (loss)	0.2%	(42.3)%	(15.7)%	(19.5)%

Comparison of Three Months Ended September 30, 2009 and 2008

Net Revenue. Net revenue decreased $1.3 million, or 9%, to $13.1 million in the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. The following table shows the change in revenue by product line between the periods (in thousands):

	2009	2008	$ Change	% Change
Contract sales	$8,053	$5,230	$2,823	54.0%
Lead development	3,927	8,151	(4,224)	(51.8)%
Training sales	1,138	1,080	58	5.4%

Total	$13,118	$14,461	$(1,343)	(9.3)%

Our contract sales product line revenue increased from the prior year resulting from an increased sales to new and existing clients, and the receipt of a one-time settlement payment during the quarter. Excluding this one-time settlement payment, contract sales revenue was approximately $6.7 million and increased $1.4 million and 27% over the comparative 2008 period. Revenue from our lead development product line declined predominantly from decreases in revenues from existing clients as they reduced their marketing budgets due to the very difficult economy, offset partially by revenues from several new clients in the period. Revenue from our training sales product line grew slightly compared to the prior year as a result of increased revenue from new and existing clients.

Costs of Services and Gross Margin. Costs of services decreased $3.0 million, or 32%, to $6.5 million in the three months ended September 30, 2009, as compared to the 2008 comparative period. The decrease is attributable primarily to reductions in our facilities costs and reductions in our telesales workforce related to declining sales from our lead development product line. Our gross margin percentage increased to 50% in the three months ended September 30, 2009, as compared to 34% for the three months ended September 30, 2008, primarily as a result of the one-time settlement payment received in the quarter, a shift in the mix of our business from lead development to contract sales and lower costs as a result of cost reduction activities reducing our facilities and workforce. Gross margin excluding the one-time settlement payment approximated 45% during the quarter ended September 30, 2009.

Sales and Marketing Expenses. Sales and marketing expenses decreased $902,000, or 49%, to $930,000 in the three months ended September 30, 2009, as compared to the 2008 comparative period. The decrease is primarily due to approximately $670,000 in decreased personnel costs due to reductions in sales & marketing personnel, decreased commissions from reductions in sales, and decreases in severance and recruiting & relocation. Additionally marketing costs decreased $127,000 and consulting fees and outsourced services decreased approximately $24,000 due to reduced corporate marketing project spending related to corporate website development. Travel and entertainment costs decreased approximately $12,000 due to corporate initiatives put in place to reduce these expenses. We expect sales and marketing expenses to decrease for the remainder of the year as compared to 2008 as the Company has reduced costs due to the challenging macroeconomic environment which has caused a slowdown in marketing spending by our customers.

Technology and Development Expenses. Technology and development expenses decreased $2.0 million, or 45%, to $2.4 million during the three months ended September 30, 2009, as compared to the 2008 comparative period. The decrease is primarily attributable to an approximate $965,000 reduction in fees paid to outside consultants and service providers as a result of reduced usage of these services, decreases in personnel costs of approximately $845,000, decreased telephone usage of $115,000, and decreased travel & entertainment costs of approximately $61,000 due to the reduction in our workforce. These decreases were partially offset by increased equipment and maintenance expenses of approximately $177,000 during the 2009 quarter. We expect technology and development expenses to decrease for the remainder of the year as compared to 2008 as we have reduced spending due to the challenging macroeconomic environment.

General and Administrative Expenses. General and administrative expenses decreased $1.0 million, or 35%, to $1.9 million during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. The decrease was primarily due to approximately $742,000 in decreased personnel costs related to the reduction in our workforce during 2008 and the first three quarters of 2009. We also reduced travel & entertainment expenses approximately $84,000. Rent decreased approximately $75,000 during the quarter ended September 30, 2009, due primarily to our reduction in office space in the Philippines. Legal and audit fees decreased approximately $109,000 during the 2009 period as compared to the three months ended September 30, 2008. We expect general and administrative expenses to decrease for the remainder of the year as compared to 2008 as we have reduced spending in the 2009 fiscal year.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $768,000, or 38%, to $1.3 million for the three months ended September 30, 2009, as compared to the 2008 period. Amortization of intangible assets decreased by approximately $575,000 in the 2009 period, primarily as a result of the write-off of approximately $2.2 million of our amortizable intangible assets in the fourth quarter of our 2008 fiscal year. The decrease in depreciation expense of approximately $180,000 related to assets retired or written off during our 2008 fiscal year and our 2009 fiscal year to date. A portion of these assets retired and written off relate to our facility changes in Montreal, Manila and Austin. Because of the write-off of our amortizable intangible assets during 2008, the retirement and write-off of fixed assets as a result of our facility changes, and the reduction in our capital expenditures during 2009, we expect depreciation and amortization expense to decrease as compared to the prior year for the remainder of 2009.

Interest and Other Income (Expense), Net. The components of interest and other income (expense), net are as follows (in thousands):

	Three Months Ended September 30,
	2009	2008	Change
Interest income	$20	$184	$(164)
Interest expense	(45)	(23)	(22)
Currency translation gain	2	46	(44)
Other	—	—	—

	$(23)	$207	$(230)

The decrease in interest income is attributable to our decrease in cash from $23.2 million as of September 30, 2008 to $17.5 million at September 30, 2009 as we had historically invested the net proceeds received from our follow-on offering of common stock in April 2007 in interest bearing deposit accounts. Interest expense is the result of interest incurred on the notes payable issued with the purchase of the assets of CAS Systems and interest incurred on the Bridge Bank Equipment Sub-facility portion of our Revolving Line of Credit which converted to term debt at a minimum interest rate of 6% in January 2009. We made principal payments on the Bridge Bank loan during the quarter ended September 30, 2009.

The currency translation gain is primarily due to the fluctuation of currency exchange rates on a note payable to a third party denominated in United States dollars that is owed by our Canadian subsidiary in connection with our acquisition of CAS Systems. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.

Income Tax Expense. Income tax expense decreased $22,000, or 21%, to $85,000 for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. Our income tax expense for the three month period ended September 30, 2009, is based on our estimate of taxable income for the full year ending December 31, 2009, and primarily consists of estimates of foreign taxes and domestic gross margin taxes for certain states. We do not anticipate material changes to our implied effective tax rate for the year.

Comparison of Nine Months Ended September 30, 2009 and 2008

Net Revenue. Net revenue decreased $15.9 million, or 30%, to $37.0 million in the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. The following table shows the change in revenue by product line between the periods (in thousands):

	2009	2008	$ Change	% Change
Contract sales	$18,823	$21,157	$(2,334)	(11.0)%
Lead development	14,821	28,451	(13,630)	(47.9)%
Training sales	3,371	3,272	99	3.0%

Total	$37,015	$52,880	$(15,865)	(30.0)%

Revenue from our contract sales product line decreased compared to the prior year as a result of a $5.3 million reduction in revenue from Dell which was partially offset by the receipt of a one-time settlement payment and increased revenue from new and existing clients. Excluding the one-time settlement payment, contract sales revenue decreased approximately $3.7 million and 18% as compared to the nine months ended September 30, 2008. Lead development product line revenue declined predominantly from decreases in revenues from existing clients as they reduced their marketing budgets during the year, offset partially by revenues from several new clients in the period. Revenue from our training sales product line increased as compared to the prior year as a result of increased sales to new and existing clients.

Costs of Services and Gross Margin. Costs of services decreased $10.7 million, or 35%, to $19.9 million in the nine months ended September 30, 2009, as compared to the 2008 comparative period. The decrease is attributable primarily to reductions in telesales workforce related to declining sales from our contract sales and lead development product lines. Our gross margin percentage increased to 46% in the nine months ended September 30, 2009 as compared to 42% for the nine months ended September 30, 2008 primarily as a result of the one-time settlement payment received in the quarter ended September 30, 2009, a shift in the mix of our business from lead development to contract sales and lower costs as a result of cost reduction activities reducing our facilities and workforce. Gross margin excluding the one-time settlement payment approximated 44% for the nine months ended September 31, 2009, and we estimate that gross margin will approximate this current range for the remainder of the year.

Sales and Marketing Expenses. Sales and marketing expenses decreased $2.7 million, or 44%, to $3.4 million in the nine months ended September 30, 2009, as compared to the 2008 comparative period. The decrease is primarily due to approximately $1.8 million in decreased personnel costs due to decreases in sales & marketing staffing, decreased commissions from reductions in sales, and decreases in recruiting & relocation Additionally marketing costs decreased approximately $322,000 and consulting & outsourced services fees decreased approximately $264,000 due to reduced project spending related to corporate website development and travel costs decreased approximately $158,000 due to corporate initiatives put in place to reduce these expenses. We expect sales and marketing expenses to decrease for the remainder of the year as compared to 2008 as the Company has reduced costs due to the challenging macroeconomic environment which has caused a slowdown in marketing spending by our customers.

Technology and Development Expenses. Technology and development expenses decreased $3.4 million, or 30%, to $7.8 million during the nine months ended September 30, 2009, as compared to the 2008 comparative period. The decrease is primarily attributable to an approximately $1.8 million reduction in fees paid to outside consultants and service providers as a result of reduced usage of these services, decreases in personnel costs of approximately $1.5 million, and decreased travel & entertainment costs of approximately $230,000 due to the reduction in our workforce. These decreases were partially offset by increased equipment and maintenance expenses of approximately $602,000 during the 2009 period. We expect technology and development expenses to decrease for the remainder of the year as compared to 2008 as we reduced spending due to the challenging macroeconomic environment.

General and Administrative Expenses. General and administrative expenses decreased $3.0 million, or 31%, to $6.9 million during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. The decrease was primarily due to approximately $2.3 million in decreased personnel costs related to the reduction in our workforce during 2008 and the first half of 2009. We also reduced travel & entertainment expenses approximately $222,000.

Rent decreased approximately $463,000 during the nine months ended September 30, 2009, due primarily to our reduction in office space in the Philippines. Audit and legal fees have decreased approximately $287,000 during the 2009 period as compared to the nine months ended September 30, 2008. We expect general and administrative expenses to continue to decrease as compared to 2008 as we have reduced spending in 2009.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $1.3 million, or 23%, to $4.4 million for the nine months ended September 30, 2009, as compared to the 2008 period. Amortization of intangible assets decreased by approximately $1.7 million in the 2009 period, primarily as a result of the write-off of approximately $2.2 million of our amortizable intangible assets in the fourth quarter of our 2008 fiscal year. This decrease was partially offset by increases in depreciation expense of approximately $365,000 related to depreciation on assets placed in service during our 2008 and 2009 fiscal years and the reduction of the useful life of leasehold improvements at our former Austin facility prior to our relocation in the third fiscal quarter. Because of the write-off of our amortizable intangible assets during 2008, the retirement and write-off of fixed assets as a result of our facility changes in Montreal, Manila and Austin, and the reduction in our capital expenditures during 2009, we expect depreciation and amortization expense to decrease as compared to the prior year for the remainder of 2009.

Interest and Other Income (Expense), Net. The components of interest and other income (expense), net are as follows (in thousands):

	Nine Months Ended September 30,
	2009	2008	Change
Interest income	$75	$746	$(671)
Interest expense	(177)	(64)	(113)
Currency translation (loss)/gain	(12)	55	(67)

	$(114)	$737	$(851)

The decrease in interest income is primarily attributable to our decrease in cash from $23.2 million as of September 30, 2008 to $17.5 million at September 30, 2009 as we had historically invested the net proceeds received from our follow-on offering of common stock in April 2007 in interest bearing deposit accounts. Interest expense is the result of interest incurred on the notes payable issued with the purchase of the assets of CAS Systems and interest incurred on the Bridge Bank Equipment Sub-facility portion of our Revolving Line of Credit which converted to term debt at a minimum interest rate of 6% in January 2009. We made principal payments on the CAS Systems loan and the Bridge Bank loan during the nine months ended September 30, 2009.

The currency translation loss is primarily due to the fluctuation of currency exchange rates on a note payable to a third party denominated in United States dollars that is owed by our Canadian subsidiary in connection with our acquisition of CAS Systems. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.

Income Tax Expense. Income tax expense decreased $69,000, or 21%, to $262,000 for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. Our income tax expense for the 2009 period is based on our estimate of taxable income for the full year ending December 31, 2009, and primarily consists of estimates of foreign taxes and domestic gross margin taxes for certain states. We do not anticipate material changes to our implied effective tax rate for the year.

Liquidity and Sources of Capital

Cash used in operating activities for the nine months ended September 30, 2009 was $117,000 as compared to $8.5 million in the nine months ended September 30, 2008. Cash used in operating activities for the nine months ended September 30, 2009 was primarily the result of a net loss totaling $5.8 million, changes in operating assets and liabilities that accounted for $552,000 of the decrease and the credit for the recovery of allowance for doubtful accounts that totaled $319,000. These decreases were almost entirely offset by non-cash expenditures for depreciation and amortization of property and intangibles of $4.4 million, stock-based compensation charges of $1.9 million, and the loss on disposal of fixed assets of $294,000.

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

Accounts receivable decreased at September 30, 2009 as compared to September 30, 2008 as a result of lower overall sales during 2009 as compared to 2008. Our days sales outstanding, or DSO, decreased to 32 days at September 30, 2009 as compared to 38 days at September 30, 2008. Since we record the gross billing to the end customer of our contract sales clients in our accounts receivable, we calculate DSO based on our ability to collect those gross billings from the end customers. We record revenue based on the net commission we retain.

Cash used in operating activities for the nine months ended September 30, 2008 was primarily the result of a net loss totaling $10.3 million and changes in operating assets and liabilities that accounted for $6.3 million of the decrease in cash for the year. These decreases were partially offset by non-cash expenditures of depreciation and amortization of property and intangibles of $5.7 million, stock-based compensation charges of $1.6 million, the provision for allowance for doubtful accounts of $573,000, amortization of discount on notes receivable of $180,000, loss on disposal of fixed assets of $76,000.

Cash used in investing activities was $136,000 in the nine months ended September 30, 2009, as compared to cash used in investing activities of $5.9 million in the nine months ended September 30, 2008. The change is primarily the result of decreases in capital expenditures of $3.6 million in the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. Additionally, we paid $1.0 million in 2008 as additional purchase price for the CAS Systems acquisition that occurred in 2007 as the result of the achievement of certain performance metrics subsequent to the acquisition. The last component of the change was due to a decrease in the restricted cash balance of approximately $900,000 in the nine months ended September 30, 2009, as compared to an increase of $270,000 in the restricted cash balance for the nine months ended September 30, 2008. Restricted cash represents the reserve for the refund due for non-service payments inadvertently paid to the Company by our clients’ customers instead of paid directly to the Company’s clients. At the time of cash receipt, the Company records a current liability for the amount of non-service payments received. The decrease in restricted cash represents the reduction of our balance of refunds due to customers.

Cash used in financing activities was approximately $2.2 million in the nine months ended September 30, 2009, as compared to cash provided by financing activities of $326,000 in the nine months ended September 30, 2008. Cash used in financing activities in 2009 was primarily a result of principal payments of $1.5 million on our term loans and CAS Systems notes, payments on our capital lease obligations of $226,000, purchases of treasury stock under company announced share repurchase plans of $296,000, and purchases of $252,000 of treasury stock from employees for shares withheld for income taxes payable on restricted stock awards vested during 2009. Cash provided by financing activities in 2008 was primarily a result of borrowings under the Company’s revolving line of credit of $2.0 million, which was partially offset by principal payments of $1.1 million on our term loans and CAS notes, purchases of $161,000 of treasury stock from employees and directors for shares withheld for income taxes payable on restricted stock awards vested, and principal payments on our capital lease obligations of $253,000, and purchases of treasury stock under company announced share repurchase plans of $240,000. Additionally in 2008, we received approximately $32,000 from the exercise of stock options during the period and $10,000 from the purchase of shares in our Employee Stock Purchase Program.

Our principal source of liquidity as of September 30, 2009 consisted of $17.5 million of cash and cash equivalents and approximately $2.1 million available for borrowing under our Revolving Credit Facility. We anticipate that our existing capital resources will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months. The Revolving Credit Facility matured on October 10, 2009, and the Company is currently in discussion with Bridge Bank and expects to extend the maturity date of the Revolving Credit Facility for an additional one year term.

In October 2009, we acquired certain assets of Grow Commerce, Inc. for $600,000 in cash. The acquisition was completed effective October 7, 2009, with a cash payment of $510,000. The remaining $90,000 has been held back by the Company and is due to be paid on October 7, 2010, subject to potential offsets to secure certain customary indemnity obligations under the Purchase Agreement.

Credit Arrangements

In June 2008, we entered into an amendment to our Revolving Credit Facility with our lender, Bridge Bank, which extended the maturity date of the Revolving Credit Facility to October 10, 2008. During October 2008, we executed further amendments to the Revolving Credit Facility. The amendments extended the maturity date of the Revolving Credit Facility from October 10, 2008 to October 10, 2009 and increased the maximum amount of revolving credit available from

$4,000,000 to $6,000,000, with a $1,000,000 sub-facility for standby letters of credit and a new $3,000,000 sub-facility for the purpose of purchasing new equipment until December 31, 2008. The interest rate per annum for revolving advances under the Revolving Credit Facility is equal to the prime lending rate, which was 3.25% as of September 30, 2009. The interest rate per annum for advances under the equipment finance sub-facility is equal to the prime rate plus 0.50%, subject to a minimum interest rate of 6.00%. Bridge Bank, at its option, may increase the interest rate payable on advances under the Revolving Credit Facility by 1.25% per annum if Rainmaker does not maintain minimum deposits of $2,000,000 in demand deposit accounts and a total of $6,000,000 in unrestricted cash with Bridge Bank. Advances under the equipment finance sub-facility are being repaid in equal monthly installments that commenced in January 2009 and continue through October 2011. The Company is currently in negotiations with Bridge Bank to extend the maturity date of the Revolving Credit Facility for an additional one year term.

The Revolving Credit Facility is collateralized by substantially all of our consolidated assets, including intellectual property. We are subject to certain financial covenants, including not incurring a year-to-date non-GAAP net loss exceeding by 10% the amount of loss recited in the Company’s operating plan approved by Bridge Bank. The Revolving Credit Facility contains customary covenants that will, subject to limited exceptions, limit our ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Revolving Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Revolving Credit Facility. For the six months ended June 30, 2009, we did not meet the performance to plan financial covenant as our year to date net loss exceeded by 10% the amount of loss in our operating plan approved by Bridge Bank primarily due to our first quarter’s results of operations. We received a waiver from Bridge Bank for the violation of this covenant for the six months ended June 30, 2009. For the nine months ended September 30, 2009, we met this performance to plan financial covenant. Beginning with the quarter ending December 31, 2009, we will again be subject to this covenant provision of the Revolving Credit Facility. At September 30, 2009, we were in compliance with all other loan covenants and we had $2.2 million in principal balance outstanding under the equipment sub-facility of the Revolving Credit Facility, and had one undrawn letter of credit outstanding under the Revolving Credit Facility in the aggregate face amount of $100,000. We had originally entered into this Revolving Credit Facility with our lender in April 2004.

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. The letter of credit was issued under the Revolving Credit Facility described above. As of September 30, 2009, no amounts have been drawn against the letter of credit.

Off-Balance Sheet Arrangements

Leases

As of September 30, 2009, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2013. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up front cash flow related to purchasing the assets.

In October 2009, we executed a second amendment to the operating lease for our corporate headquarters in Campbell, California to reduce our lease cost. Under this amendment, we have reduced the amount of space that we lease by 6,719 square feet to 16,430 square feet starting October 1, 2009, and reduced our lease cost per square foot by approximately 25%. We obtained a first right of refusal to the reduced space (6,719 square feet). The lease term originally began on November 1, 2005 and, after the first amendment, was set to end on January 31, 2010. Under this second amendment, the lease will expire on January 31, 2013. Annual gross rent under the amended lease increases from approximately $227,000 in the first year of the lease which ends September 30, 2010, and the base rent will increase by approximately 5% each year thereafter for the remaining term expiring January 31, 2013. In addition, we will continue to pay our proportionate share of operating costs and taxes based on our occupancy and the original letter of credit issued to the landlord in the amount of $100,000 for a security deposit will remain in place.

In Austin, Texas we signed a new lease for approximately 21,388 square feet of space that commenced on June 16, 2009 for a term of 18.5 months through December 31, 2010. Annual rent in the new facility will approximate $205,000, or $17,000 monthly. In both the California and the Texas facilities, we pay rent and maintenance on some of the common areas in each of our leased facilities.

As a result of our acquisition of CAS Systems in January 2007, we acquired leased facilities near Montreal, Canada, where we occupied approximately 18,426 square feet of space covered by leases that were scheduled to expire on

December 31, 2007. Additionally, we acquired leased facilities in Oakland, California where we occupied approximately 10,039 square feet of space covered by a lease that was due to expire on May 19, 2011. We renewed the Canada leases as of January 1, 2008 for a 2-year term with options for subsequent continuance. The provisions of the lease renewals in Canada specified that either party can terminate the lease for any reason by giving the other party at least 120 days prior written notice. In 2008, the Company decided to terminate the current lease in Canada and provided the landlord the specified 120 day notice as of October 1, 2008 in accordance with the lease agreement. On September 24, 2008, we entered into a new agreement to lease approximately 20,000 square feet of space and have moved our current Canadian operations to this new location which is closer to Montreal and provides more access to employees allowing for more growth. The lease has a minimum term of 3 years and commenced on January 1, 2009. Annual gross rent is $400,000 Canadian dollars for the initial 3 year term. Based on the exchange rate at September 30, 2009, annual rent will approximate $368,000 in US dollars. Additionally, Rainmaker will be responsible for its proportionate share of utilities, taxes and other common area maintenance charges during the lease term. In the quarter ended June 30, 2008, we decided to close our Oakland facility and vacated the premises. At this time, we recorded a liability for the fair value of the remaining lease payments, less the estimated sub-lease rentals, of approximately $227,000 and wrote-off the net book value of the remaining furniture, fixtures and equipment at this location of approximately $76,000. In the 4th quarter of 2008, we exercised the early termination provision of the lease agreement with a payment of approximately $128,000 to the landlord for this location.

With our acquisition of Qinteraction, we assumed existing lease obligations at their Manila, Philippines offices. We assumed 2 office space leases and a parking lease. We occupy approximately 40,280 square feet on 3 floors in the BPI building in Manila. Our current lease for this space commenced on April 1, 2008, has a 5 year term and terminates on March 31, 2013. Based on the exchange rate as of September 30, 2009, our annual base rent will escalate from approximately $533,000 for the twelve months ended September 30, 2010 to $625,000 for the 2012 calendar year, the final full year of the lease that ends in March 2013. During 2008 and the three months ended March 31, 2009, we amended and then terminated our lease in the Pacific Star building and we currently do not occupy any space in this building as of March 31, 2009. Our parking lease began in March 2006, has a 5 year term and terminates in March 2011. Based on the exchange rate as of December 31, 2008, our annual base rent on this lease is approximately $7,000.

With the establishment of our Rainmaker Europe subsidiary in 2009, we signed a short-term office services agreement for shared office space in London, England. The initial term of the agreement was April 27, 2009 through August 31, 2009, with the option to renew on a monthly basis. Rainmaker renewed the office services agreement in the months of September and October of 2009, and plans to continue renewing this agreement on a monthly basis. Monthly base rental is 8,700 Great Britain Pounds and based on the exchange rate as of September 30, 2009, approximates $14,000 monthly in US Dollars.

Rent expense, net of sub-lease income, under operating lease agreements during the nine months ended September 30, 2009 and 2008 was $1.4 million and $1.9 million, respectively. The 2009 rent expense was net of approximately $56,000 in sublease revenue from our Austin property. The 2008 rent expense included approximately $227,000 as a result of the recording of the estimated rent expense related to the Oakland office closure, and was net of approximately $93,000 in sublease revenue from our Austin property.

Guarantees

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. The letter of credit was issued under the Revolving Credit Facility described above. As of September 30, 2009, no amounts had been drawn against the letter of credit.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of September 30, 2009 and December 31, 2008.

Contractual Obligations

Capital Leases

In March 2008, we entered into a 3-year software licensing agreement with Microsoft GP. In accordance with the terms of the agreement, we will pay three annual installments of approximately $254,000 beginning in April 2008 for the licensing rights to use certain Microsoft software. The present value of the future lease payments is included as a liability on the balance sheet as a current lease obligation as of September 30, 2009. The effective annual interest rate on the capital lease obligation is estimated to be 6.25%.

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

In accordance with the Revolving Credit Facility, advances under the equipment finance sub-facility shall be repaid in equal monthly installments commencing in January 2009 through October 2011. At September 30, 2009, we had a principal balance of $2.2 million outstanding under the equipment finance sub-facility that is to be repaid in equal monthly installments of approximately $88,000 through October 2011. The interest rate per annum for advances under the equipment finance sub-facility is equal to the prime rate plus 0.50%, subject to a minimum interest rate of 6.00%.

Revolving Credit Facility

In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank. The Revolving Credit Facility originally provided borrowing availability up to a maximum of $3.0 million through a secured revolving line of credit that included a $1.0 million letter of credit facility. In December 2005, our Business Loan Agreement and a Commercial Security Agreement (the “Revolving Credit Facility”) was increased to $4.0 million from the then existing $3.0 million. In addition, on July 6, 2007 the maturity date was extended to October 2007 from December 2006 and in June 2008, the maturity date was extended to October 10, 2008. During October 2008, we executed further amendments to the Revolving Credit Facility. The amendments extended the maturity date of the Revolving Credit Facility from October 10, 2008 to October 10, 2009 and increased the maximum amount of revolving credit available from $4,000,000 to $6,000,000, with a $1,000,000 sub-facility for standby letters of credit and a new $3,000,000 sub-facility for the purpose of purchasing new equipment until December 31, 2008. The interest rate per annum for revolving advances under the Revolving Credit Facility is equal to the prime lending rate, which was 3.25% as of September 30, 2009. The interest rate per annum for advances under the equipment finance sub-facility is equal to the prime rate plus 0.50%, subject to a minimum interest rate of 6.00%. Bridge Bank, at its option, may increase the interest rate payable on advances under the Revolving Credit Facility by 1.25% per annum if Rainmaker does not maintain minimum deposits of $2,000,000 in demand deposit accounts and a total of $6,000,000 in unrestricted cash with Bridge Bank. Advances under the equipment finance sub-facility are to be repaid in equal monthly installments commencing in January 2009 through October 2011. The amended Revolving Credit Facility is collateralized by substantially all of Rainmaker’s consolidated assets. Rainmaker must comply with certain financial covenants, including not incurring a year-to-date non-GAAP net loss exceeding by 10% the amount of loss recited in the Company’s operating plan approved by Bridge Bank. For the six months ended June 30, 2009, we did not meet the performance to plan financial covenant as our year to date net loss exceeded by 10% the amount of loss in our operating plan approved by Bridge Bank primarily due to our first quarter’s results of operations. We received a waiver from Bridge Bank for the violation of this covenant for the six months ended June 30, 2009. For the nine months ended September 30, 2009, we met the performance to plan financial covenant. Beginning with the quarter ending December 31, 2009, we will again be subject to this covenant provision of the Revolving Credit Facility. As of September 30, 2009, the company had $2.2 million outstanding under the equipment sub-facility of the Revolving Credit Facility and had one undrawn letter of credit outstanding under the Revolving Credit Facility in the aggregate face amount of $100,000. The Company is currently in discussions with Bridge Bank to extend the maturity date of the Revolving Credit Facility for an additional one year term.

Potential Impact of Inflation

To date, inflation has not had a material impact on our business.

Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning January 1, 2011. Earlier application is permitted. We are currently evaluating both the timing and the impact of the pending adoption of the ASU on our consolidated financial statements and we don’t expect it to have a material impact.

In June 2009, the FASB issued ASU No. 2009-01 (formerly Statement No. 168), “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles” (“ASC” or “Codification”). The Codification is the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification is effective for interim and annual reporting periods ending after September 15, 2009. We have made the appropriate changes to GAAP references in our financial statements.

In May 2009, the FASB issued ASC 855 (formerly Statement No. 165), “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. We adopted the provisions of ASC 855 in the second quarter of fiscal 2009.

In June 2008, the FASB issued “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (formerly EITF 03-6-1), that was incorporated into topic ASC 260, Earnings per Share, of the Codification. This guidance clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. ASC 260 also provides guidance on how to allocate earnings to participating securities and compute earnings per share using the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim financial periods within those years. The Company adopted this accounting guidance effective with the first quarter of 2009. All prior period earnings per share data presented have been adjusted retrospectively to conform with the provisions of ASC 260.

In December 2007, the FASB issued ASC 805 (formerly Statement No. 141R), Business Combinations. ASC 805 requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. ASC 805 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the provisions of ASC 805 to our future acquisitions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4T.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

As of September 30, 2009, our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

(b)	Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the third quarter of our 2009 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the year ended December 31, 2008, one client, Hewlett-Packard, accounted for more than 10% of our net revenue and represented approximately 20% of our net revenue. During the nine months ended September 30, 2009, three clients, Sun Microsystems, Hewlett-Packard and Symantec, each accounted for more than 10% of our net revenue and collectively represented 47% of our net revenue with Sun Microsystems representing approximately 21%, Hewlett-Packard representing approximately 16% and Symantec representing approximately 10%. During the nine months ended September 30, 2008, two clients, Hewlett-Packard and Dell, accounted for more than 10% of our net revenue with HP representing 20% and Dell representing 11%. Our agreements with Hewlett-Packard, a significant client, expire at various dates from August 2010 through August 2012, and can generally be terminated prior to expiration with ninety days notice. Our agreement with Symantec, a significant client, expires in March 2010, if not renewed prior to expiration, and can be terminated with ninety days notice. We have various agreements with Sun Microsystems, currently our largest client, with various termination provisions ranging from termination with 60 days notice to termination rights in August 2010. Our clients may require us to restructure or modify our agreements which could reduce our revenue and could have a material adverse effect on our financial position, cash flows and results of operations.

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

Our service sales agreements and our lead generation agreements generally allow our clients to terminate such agreements without cause with 90 to 180 days notice and 30 days notice, respectively. Our clients are under no obligation to renew their engagements with us when their contracts come up for renewal. In addition, our agreements with our clients are generally not exclusive. Our agreements with Hewlett-Packard, a significant client, expire at various dates from August 2010 through August 2012, and can generally be terminated prior to expiration with ninety days notice. Our agreement with Symantec, a significant client, expires in March 2010, if not renewed prior to expiration, and can be terminated with ninety days notice. We have various agreements with Sun Microsystems, currently our largest client, with various termination provisions ranging from termination with 60 days notice to termination rights in August 2010. A significant client has indicated they intend to make changes to our programs over the next six months which may lead to a reduction in our revenue.

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

We perform a valuation analysis on all of our acquisitions as a basis for initially recognizing and measuring intangible assets including goodwill in our financial statements. We are required to test for impairment the carrying value of our goodwill and other intangible assets not subject to amortization at least annually, and we are required to test for impairment the carrying value of these assets as well as our other intangible assets that are subject to amortization and our tangible long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Such events or changes in circumstances may include a persistent decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. During the year ending December 31, 2008, we took a non-cash charge of approximately $13.7 million for impairment of goodwill and other intangible assets from our acquisitions, as shown on Note 3 of our December 31, 2008 audited financial statements. Subsequent to this impairment write-down we had $3.5 million in goodwill and $1.6 million of unamortized intangibles on our balance sheet at December 31, 2008. At September 30, 2009, we have $3.5 million in goodwill and $763,000 of unamortized intangibles on our balance sheet. In the future, our test of impairment could result in further adjustments, or in write-downs or write-offs of assets, which would negatively affect our financial position and operating results.

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

We incurred a net loss in each of the four quarters of 2008, and in the first and second quarters of 2009. Our accumulated deficit through September 30, 2009 is $94.5 million. We may continue to incur losses in the future. Factors which may cause us to incur losses in the future include:

•	the growth of the market for our sales and marketing solutions;

•	the demand for and acceptance of our services;

•	the demand for our clients’ products and services;

•	the length of the sales and integration cycle for our new clients;

•	our ability to expand relationships with existing clients;

•	our ability to develop and implement additional services, products and technologies;

•	the success of our direct sales force;

•	our ability to retain existing clients;

•	the costs of complying with Section 404 of the Sarbanes-Oxley Act;

•	the granting of additional stock options and/or restricted stock awards resulting in additional stock-based compensation expense;

•	new product and service offerings from our competitors;

•	general economic conditions, especially given the very difficult and challenging macroeconomic environment and the difficulty in predicting demand during these uncertain times;

•	regulatory compliance costs;

•	our ability to integrate acquisitions and the costs and write-downs associated with them, including the amortization of intangibles; and

•	our ability to expand our operations, including potential further international expansion.

We may decide to raise additional capital which might not be available to us on acceptable terms, if at all.

We may wish to secure additional capital for the acquisition of businesses, products or technologies that are complementary to ours, or to fund our working capital and capital expenditure requirements. To date, we have raised capital through both equity and debt financings. On April 25, 2007, we completed a follow-on public offering of our common stock in which we issued an additional 3.5 million shares and raised $27 million in net proceeds. Any additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and interest expenses that will affect our financial results. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay or reduce the scope of our operations. At September 30, 2009, our unrestricted cash balance was $17.5 million, and our net working capital was $10.7 million. We expect our cash balance to be sufficient to fund our operations for at least the next 12 months.

Our quarterly operating results may fluctuate, and if we do not meet market expectations, our stock price could decline.

Our future operating results may not follow past trends in every quarter. In any future quarter, our operating results may fall below the expectations of public market analysts and investors.

Factors which may cause our future operating results to be below expectations include:

•	the growth of the market for our sales and marketing solutions;

•	the demand for and acceptance of our services;

•	the demand for our clients’ products and services;

•	the length of the sales and integration cycle for our new clients;

•	our ability to expand relationships with existing clients;

•	our ability to develop and implement additional services, products and technologies;

•	the success of our direct sales force;

•	our ability to retain existing clients;

•	the costs of complying with Section 404 of the Sarbanes-Oxley Act;

•	the granting of additional stock options and/or restricted stock awards resulting in additional stock-based compensation expense;

•	new product and service offerings from our competitors;

•	general economic conditions;

•	regulatory compliance costs;

•	our ability to integrate acquisitions and the costs and write-downs associated with them, including the amortization of intangibles; and

•	our ability to expand our operations, including potential further international expansion.

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

We have made technology and system improvements and capitalized those costs while the technology was being developed. During the year ended December 31, 2006, we deployed our new customer relationship management, or CRM system, which we had developed over an 18-month period. We invested $3.2 million in this system, which has a carrying value of $910,000 as of September 30, 2009, and is being amortized over five years. We are using it as a CRM platform for our service sales clients. If unforeseen events or circumstances prohibit us from using this system with all clients, we may be forced to impair some or all of this asset, which could result in a non-cash impairment charge to our financial results.

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

Our common stock price is volatile.

During the year ended December 31, 2008, the price for our common stock fluctuated between $0.59 per share and $6.80 per share. During the nine months ended September 30, 2009, the price for our common stock fluctuated between $0.47 per share and $1.83 per share. The trading price of our common stock may continue to fluctuate widely due to:

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

Trading of our common stock moved from the Nasdaq Capital Market to the Nasdaq Global Market on January 8, 2007. The Nasdaq Global Market listing requirements are more onerous than the listing requirements for the Nasdaq Capital Market. If we experience losses from our operations, are unable to raise additional funds or our stock price does not meet minimum standards, we may not be able to maintain the standards for continued listing on the Nasdaq Global Market, which include, among other things, that our common stock maintain a minimum closing bid price of at least $1.00 per share and minimum shareholders’ equity of $10 million (subject to applicable grace and cure periods). Our common stock has traded below the minimum $1.00 closing bid price during 2009. If, as a result of the application of such listing requirements, our common stock is delisted from the Nasdaq Global Market, our stock would become harder to buy and sell. Consequently, if we were removed from the Nasdaq Global Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. As a result, the ability to resell shares of our common stock could be adversely affected.

Our directors, executive officers and their affiliates own a significant percentage of our common stock and can significantly influence all matters requiring stockholder approval.

As of September 30, 2009, our directors, executive officers and entities affiliated with them together beneficially control approximately 16% of our outstanding shares. As a result, these stockholders, acting together, may have the ability to disproportionately influence all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company, which, in turn, could depress the market price of our common stock.

Shares eligible for sale in the future could negatively affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of September 30, 2009, we had 21,441,699 outstanding shares of common stock which included 2,019,507 shares issued pursuant to restricted stock awards granted to certain employees. These restricted shares will become available for public sales subject to the respective employees continued employment with the company over vesting periods of not more than four years. In addition, there were an aggregate of 1,904,069 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 1,005,253 shares of common stock issuable upon exercise of options outstanding under our option plan and 898,816 shares of common stock issuable upon exercise of the outstanding warrants issued to the investors in our private placement transactions completed on February 7, 2006 and June 15, 2005. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, employee compensation or otherwise.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock during the three months ended September 30, 2009:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value that May Yet be Purchased Under the Program (b)
July 1, 2009 – July 31, 2009	6,134	$1.55	—	$2,347,024
August 1, 2009 – August 31, 2009	124,649	$1.58	58,205	$2,256,398
September 1, 2009 – September 30, 2009	46,174	$1.54	41,508	$2,192,151

	176,957	$1.57	99,713

(a)	These amounts include shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted share awards. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of our shares on the date of vesting. We purchased 6,134 shares during July 2009 from employees at an average cost of approximately $1.55 per share. During August 2009, we purchased 66,444 shares from employees at an average cost of approximately $1.60 per share. We purchased 4,666 shares during September 2009 from employees at an average cost of approximately $1.48 per share.
(b)	On July 31, 2008, the Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to $3.0 million of Rainmaker’s common stock. The Stock Repurchase Program initially had a one-year term and may be commenced, suspended or terminated at any time, or from time-to-time at management’s discretion without prior notice. In May 2009, the Board of Directors extended the term of the Share Repurchase Program from July 31, 2009 to January 31, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)	Exhibits

The following exhibits are filed with this report as indicated below:

†10.1	Contact Center Master Services Agreement between Rainmaker Systems, Inc. and Hewlett-Packard Company dated as of August 30, 2009.

10.2	Second amendment to lease agreement between Legacy III Campbell, LLC and Rainmaker Systems, Inc. dated as of October 14, 2009.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

†	Confidential treatment has been requested from the Commission for certain portions of the referenced exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINMAKER SYSTEMS, INC.

Dated: November 13, 2009	/s/ MICHAEL SILTON
Michael Silton
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ STEVE VALENZUELA
Steve Valenzuela
Senior Vice President, Finance, Chief Financial Officer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)