Form 10-K
period 2009-12-31
RAINMAKER SYSTEMS INC
filed 2010-03-31
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SELECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $20.0 million as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of the registrant’s common stock reported by the Nasdaq Global Market on that date. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates.

At March 26, 2010, registrant had 22,439,960 shares of Common Stock outstanding.

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

We currently have approximately 145 clients, primarily in the computer hardware and software, telecommunications and financial services industries.

We have acquired several businesses that have expanded our client base and geographic presence to include international operations in Canada, the Philippines and Europe and enhanced the functionality of our Revenue Delivery Platform. These acquisitions have extended our technology capabilities and added new services which we offer across our expanding client base.

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

•

Lack of Integration.    Many organizations that have invested in technologies have not integrated their selling efforts into a cohesive sales and marketing platform. In part, this is the result of a lack of cross-departmental coordination and the complexity of managing and integrating multiple systems and third party service providers. It is complex to integrate data cleansing, database population, marketing campaign management and data analytics with a company’s customer relationship management, or CRM, and other internal systems. Effective programs should be executed across multiple channels, and integrate with other sales and marketing initiatives, as well as with existing information technology, or IT infrastructure.

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

Expand Our Services Internationally.    We have expanded our geographic presence to include operational divisions in Canada, the Philippines and in Europe. We believe we have the capabilities to offer our clients services for their global needs.

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

Enhance Technology and Add New Products and Services.    We believe our technology platform is a key factor in allowing us to compete effectively, and we will continue to seek to identify new products and services that enhance our Revenue Delivery Platform. During 2009, we acquired the eCommerce technology of Grow Commerce and we plan to integrate and leverage the Grow Commerce assets to advance our eCommerce strategy during the 2010 fiscal year.

Services and Hosted Software

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

eCommerce.    During 2009, we acquired the technology of Grow Commerce. Grow Commerce provides hosting of fan club and membership websites that offer monthly subscriptions and the ability for fee-based downloading of music, videos and other items. Additionally, the technology offers the ability to route orders of merchandise for fulfillment. We plan to integrate and leverage the Grow Commerce assets to advance our eCommerce strategy during the 2010 fiscal year.

Our Clients

Our clients consist of large enterprises in a range of industries, including computer hardware and software, telecommunications and financial services. Our clients typically have large customer bases and products and services that require complex selling processes to generate sales, thereby enabling them to benefit from our focused sales and marketing programs to generate more revenue. In the year ended December 31, 2009, three clients accounted for 10% or more of our revenue with Sun Microsystems representing approximately 22% of our revenue, Hewlett-Packard representing approximately 16% of our revenue and Symantec accounting for approximately 10% of our revenue. In 2008, Hewlett-Packard accounted for approximately 20% of our revenue and was the only client that accounted for 10% or more of our revenue. In 2007, Dell and Hewlett-Packard each accounted for more than 10% of our net revenue and collectively represented 43% of our net revenue, with Dell representing 29% and Hewlett-Packard representing approximately 14%.

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

Technology and Development

We employ technology and development personnel who maintain and develop the software and hardware platforms that support our marketing and sales operations. We collect customer input and conduct regular internal reviews to identify areas for improvement of our existing processes and systems as well as opportunities for development of new service offerings. Our technology platform is based on a combination of internally developed proprietary software and commercially available hardware and software.

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

Employees

As of December 31, 2009, we employed approximately 950 full-time employees and approximately 150 temporary employees. This compares to approximately 1,100 full-time employees and approximately 160 temporary employees as of December 31, 2008. None of our employees are represented by a labor union or are subject to a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationships with our employees to be good.

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

In addition to the competitors listed below, we face competition from internal departments of current and potential clients. The competition we encounter includes:

•	Solutions designed to sell service contracts and provide lead generation services from companies such as Encover and ServiceSource;

•	Providers of business databases, data processing and database marketing services such as Harte-Hanks and infoUSA;

•	E-commerce capabilities from companies such as Digital River and GSI Commerce;

•	Companies that offer various online marketing services, technologies and products, including Unica and ValueClick;

•	Companies that offer training management systems, such as Saba and SumTotal.

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

Intellectual Property

We protect our intellectual property through a combination of service mark, trade name and copyright protection, trade secret protection and confidentiality agreements with our employees and independent contractors, and have procedures to control access to and distribution of our technology, documentation and other proprietary information and the proprietary information of our clients. We do not own or have rights with respect to any patents or patent applications. Effective trade name, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services and products are made available on the Internet. The steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trade names, trademarks, service marks and similar proprietary rights. In addition, other parties may assert claims of infringement of intellectual property or other proprietary rights against us. The legal status of many aspects of intellectual property on the Internet is currently uncertain. We have applied to register the “Rainmaker Systems,” “Rainmaker” and design marks in the U.S. and certain foreign countries, and have received registrations for the “Rainmaker Systems” mark in the U.S., Canada, Australia, the European Community, Switzerland and Norway, and the “Rainmaker” mark and design in the U.S., Canada, Mexico and the European Community.

Government Regulation

We are subject, both directly and indirectly, to various laws and governmental regulations relating to our business. In addition, laws with respect to online commerce may cover issues such as pricing, distribution, characteristics and quality of products and services. Laws affecting the Internet may also cover content, copyrights, libel and personal privacy. Any new legislation or regulation or the application of existing laws and regulations to the Internet could have a material adverse effect on our business. Our costs of compliance with environmental laws are not material.

Governments of various states and certain foreign countries may attempt to regulate our transmissions or levy sales or other taxes relating to our activities. As our services are available over the Internet virtually anywhere in the world, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our website or prosecute us for violations of their laws. We cannot assure you that state or foreign governments will not charge us with violations of local laws or that we might not unintentionally violate these laws in the future.

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

Our business is also subject to regulation in connection with our direct marketing activities. The Federal Trade Commission’s, or FTC’s, telesales rules prohibit misrepresentations of the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation and specifically addresses other perceived telesales abuses in the offering of prizes. Additionally, the FTC’s rules and various state laws limit the hours during which telemarketers may call consumers and which consumers may be called. The Federal Telephone Consumer Protection Act of 1991 contains other restrictions on facsimile transmissions and on telemarketers, including a prohibition on the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 contains restrictions on the content and distribution of commercial e-mail. A number of states also regulate telesales and some states have enacted restrictions similar to these federal laws. In addition, a number of states regulate e-mail and facsimile transmissions. State regulations of telesales, e-mail and facsimile transmissions may be more restrictive than federal laws. The failure to comply with applicable statutes and regulations could have a material adverse effect on our business. There can be no assurance that additional federal or state legislation, changes in regulatory implementation or judicial interpretation of existing or future laws would not limit our activities in the future or significantly increase the cost of regulatory compliance.

Financial Information about Geographic Areas

For fiscal years prior to 2007, we had no revenue, assets or operations outside of the US. During 2007, we acquired the Canadian assets of CAS Systems, Inc (“CAS Systems”) and we acquired all of the outstanding stock of Qinteraction Limited (“Qinteraction”) which is a Cayman Islands based holding company that has operations in the Philippines. In the first quarter of 2009, we established our Rainmaker Europe subsidiary in the United Kingdom. Thus, we currently have operations in the United States, Canada, United Kingdom and the Philippines where we perform services on behalf of our clients to customers who are primarily located in North America. Most of our sales are made to our clients’ customers in the U.S. and Canada. See “Segment Reporting” in Note 1 to our consolidated financial statements for a summary of revenue by geographic area.

Corporate Information

We were founded in 1991 and are headquartered in Silicon Valley in Campbell, California. We also have operation centers in or near Austin, Texas; Montreal, Canada; Manila, Philippines and London, England. We are incorporated in Delaware. Our principal office is located at 900 East Hamilton Ave., Suite 400, Campbell, CA 95008 and our phone number is (408) 626-3800. Our website is www.rmkr.com. We make available, free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client or any significant reduction in the volume of services we provide to any of our significant clients could result in a substantial decrease in our revenue and have a material adverse impact on our financial position.

During the year ended December 31, 2009, three clients accounted for 10% or more of our revenue with Sun Microsystems representing approximately 22% of our revenue, Hewlett-Packard representing approximately 16% of our revenue and Symantec accounting for approximately 10% of our revenue. In 2008, Hewlett-Packard accounted for approximately 20% of our revenue and was the only client that accounted for 10% or more of our revenue. In 2007, Dell and Hewlett-Packard each accounted for more than 10% of our revenue and collectively represented 43% of our revenue, with Dell representing 29% and Hewlett-Packard representing approximately 14%. Our agreements with Hewlett-Packard, a significant client, expire at various dates from August 2010 through August 2012, and can generally be terminated prior to expiration with ninety days notice. Our agreement with Symantec, a significant client, was renewed on February 24, 2010, for a term of two additional years from April 1, 2010, expiring on March 31, 2012, if not renewed again prior to expiration. We have various agreements with Sun Microsystems, our largest client as of December 31, 2009, with various termination provisions ranging from termination with 60 days notice to termination rights in August 2010. On February 5, 2010, we received written notice from Sun Microsystems that they had elected to terminate the Global Inside Sales Program Statement of Work agreement dated March 31, 2009, effective as of February 28, 2010. The notice followed the acquisition of Sun Microsystems by Oracle Corporation and affected the contract sales services that we were performing for Sun. These services accounted for approximately 13% of our fiscal 2009 annual revenue and 21% of our fourth quarter fiscal 2009 revenue. The Global Inside Sales agreement had a minium term with notice periods to August 31, 2010. We entered into a settlement agreement on March 8, 2010, and received a cash payment of $4,550,000 from Oracle Corporation for the buyout of the Global Inside Sales agreement. In addition, Oracle has reimbursed us for the employee severance costs related to terminating employees who worked on the Global Inside Sales program.

We expect that a small number of clients will continue to account for a significant portion of our revenue for the foreseeable future. The loss of any of our significant clients or client initiated changes to our client programs may cause a significant decrease in our revenue. In addition, our software and technology clients operate in industries that experience consolidation from time to time, which could reduce the number of our existing and potential clients. Any loss of a single significant client or changes to client programs may have a material adverse effect on our financial position, cash flows and results of operations.

Our clients may, from time to time, restructure their businesses or get acquired by another company, which may adversely impact the revenues we generate from those clients. Sun Microsystems, a significant client, was recently acquired by Oracle Corporation, and thereafter elected to terminate certain of our services as described above. Any restructuring, termination or non-renewal of our services by one of our significant clients could reduce the volume of services we provide and further reduce our expected future revenues, which would likely have a material adverse effect on our financial position, cash flows and results of operations.

Current macro-economic conditions could continue to negatively impact our results of operations.

The current unfavorable macro-economic conditions have contributed to our clients reducing their overall marketing spending and our clients’ customers reducing their purchase of service contracts. If the economic climate in the U.S. or abroad does not improve from its current condition or continues to deteriorate, our clients or prospective clients could reduce or delay their purchases of our services, and our clients’ customers could reduce or delay their purchases of service contracts, which would adversely impact our revenues and our profitability.

Our business plan requires us to effectively manage our costs. If we do not achieve our cost management objectives, our financial results could be adversely affected.

Our business plan and expectations for the future require that we effectively manage our cost structure, including our operating expenses and capital expenditures. To the extent that we do not effectively manage our costs, our financial results may be adversely affected, particularly if the current unfavorable macro-economic conditions in the U.S. and abroad continue to contribute to our clients reducing their overall marketing spending and our clients’ customers reducing their purchases of our clients’ products and services, thereby negatively affecting our revenue.

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

Our service sales agreements and our lead generation agreements generally allow our clients to terminate such agreements without cause with 90 to 180 days notice and 30 days notice, respectively. Our clients are under no obligation to renew their engagements with us when their contracts come up for renewal. In addition, our agreements with our clients are generally not exclusive. Our agreements with Hewlett-Packard, a significant client, expire at various dates from August 2010 through August 2012, and can generally be terminated prior to expiration with ninety days notice. Our agreement with Symantec, a significant client, was renewed on February 24, 2010, for a term of two additional years from April 1, 2010, expiring on March 31, 2012, if not renewed again prior to expiration. We have various agreements with Sun Microsystems, our largest client as of December 31, 2009, with various termination provisions ranging from termination with 30 days notice to termination with 60 days notice. On February 5, 2010, we received written notice from Sun Microsystems that they had elected to terminate the Global Inside Sales Program Statement of Work agreement dated March 31, 2009, effective as of February 28, 2010. The notice followed the acquisition of Sun Microsystems by Oracle Corporation and affected the contract sales services that we were performing for Sun. These services accounted for approximately 13% of our fiscal 2009 annual revenue and 21% of our fourth quarter fiscal 2009 revenue. The Global Inside Sales agreement had a minium term with notice periods to August 31, 2010. We entered into a settlement agreement on March 8, 2010, and received a cash payment of $4,550,000 from Oracle Corporation for the buyout of the Global Inside Sales agreement. In addition, Oracle has reimbursed us for the employee severance costs related to terminating employees who worked on the Global Inside Sales program.

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

We have signed clients to our channel contract sales solution to increase revenue from our clients’ resellers. While this solution has been adopted by a number of resellers of our clients, there is no assurance that all major resellers will use this solution, which may limit us from achieving the full revenue potential of this solution.

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

During the fourth fiscal quarter of 2009, we performed our annual impairment test as of October 31, 2009 and noted that no impairment existed at this time. At December 31, 2009, we have $3.8 million in goodwill and $890,000 of unamortized intangibles on our balance sheet. In the future, our test of impairment could result in further adjustments, or in write-downs or write-offs of assets, which would negatively affect our financial position and operating results.

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

On January 25, 2007, we acquired the business of CAS Systems, which has operations near Montreal, Canada. On July 19, 2007, we acquired Qinteraction Limited, which operates a call center in Manila, Philippines. In the first quarter of 2009, we established our Rainmaker Europe subsidiary in the United Kingdom. On January 29, 2010, we acquired Optima Consulting Partners Limited, a business-to-business lead development provider headquartered near London, England. Our growth strategy may include further expansion into international markets. Our international expansion may require significant additional financial resources and management attention, and could have a negative effect on our financial position, cash flows and operating results. In addition, we may be exposed to associated risks and challenges, including:

•	regional and economic political conditions;

•	foreign currency fluctuations;

•	different or lesser protection of intellectual property rights;

•	longer accounts receivable collection cycles;

•	different pricing environments;

•	difficulty in staffing and managing foreign operations;

•	laws and business practices favoring local competitors; and

•	foreign government regulations.

We cannot assure you that we will be successful in creating international demand for our services and software or that we will be able to effectively sell our clients’ products and services in international markets.

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

We incurred a net loss in each of the four quarters of 2008, and in three of the four quarters of 2009. Our accumulated deficit through December 31, 2009 is $97.0 million. We may continue to incur losses in the future. Factors which may cause us to incur losses in the future include:

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

We may wish to secure additional capital for the acquisition of businesses, products or technologies that are complementary to ours, or to fund our working capital and capital expenditure requirements. To date, we have raised capital through both equity and debt financings. On April 25, 2007, we completed a follow-on public offering of our common stock in which we issued an additional 3.5 million shares and raised $27 million in net proceeds. Any additional equity financing will be dilutive to stockholders, and additional debt financing, if available, may involve restrictive covenants and interest expenses that will affect our financial results. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay or reduce the scope of our operations. At December 31, 2009, our unrestricted cash balance was $15.1 million, and our net working capital was $8.8 million. We expect our cash balance to be sufficient to fund our operations for at least the next 12 months.

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

In the event that one of our operations facilities has a lapse of service or damage to such facility, our clients could experience interruptions in our service as well as delays, and we might incur additional expense in arranging new facilities and services. Our disaster recovery computer hardware and systems located at our facilities in California, Texas, Canada, Philippines and England have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring at one of our operations facilities. In the event of a disaster in which one of our operations facilities is irreparably damaged or destroyed, we could experience lengthy interruptions in our service. While we have not experienced extended system failures in the past, any interruptions or delays in our service, whether as a result of third party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with clients and our reputation. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability, cause us to issue credits or cause clients to fail to renew their contracts, any of which could adversely affect our business, financial condition and results of operations. Temporary or permanent loss of these systems could limit our ability to conduct our business and result in lost revenue.

We have made significant investments in technology systems that operate our business operations. Such assets are subject to reviews for impairment in the event they are not fully utilized.

We have made technology and system improvements and capitalized those costs while the technology was being developed. During the year ended December 31, 2006, we deployed our new customer relationship management, or CRM system, which we had developed over an 18-month period. We invested $3.2 million in this system, which has a carrying value of $749,000 as of December 31, 2009, and is being amortized over five years. We are using it as a CRM platform for our service sales clients. If unforeseen events or circumstances prohibit us from using this system with all clients, we may be forced to impair some or this entire asset, which could result in a non-cash impairment charge to our financial results.

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

Our liability insurance may not be adequate to cover all of the costs resulting from any legal claims. Moreover, we cannot assure you that our current liability insurance coverage will continue to be available on acceptable terms or that the insurer will not deny coverage as to any future claim. The successful assertion against us of one or more large claims that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business and operating results. Furthermore, even if we succeed in any litigation, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

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

Taxing authorities could challenge our historical and future tax positions as well as our allocation of taxable income among our subsidiaries

The amount of income taxes we pay is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. We have taken and will continue to take tax positions based on our interpretation of such tax laws. While we believe that we have complied with all applicable income tax laws, there can be no assurance that a taxing authority will not have a different interpretation of the law and assess us with additional taxes. Should additional taxes be assessed, this may result in a material adverse effect on our results of operations or financial condition.

We conduct sales, marketing, and other services through our subsidiaries located in various tax jurisdictions around the world. While our transfer pricing methodology is based on economic studies which we believe are reasonable, the price charged for these services could be challenged by the various tax authorities resulting in additional tax liability, interest and/or penalties.

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

Our common stock price is volatile.

During the year ended December 31, 2009, the price for our common stock fluctuated between $0.47 per share and $1.83 per share. During the year ended December 31, 2008, the price for our common stock fluctuated between $0.59 per share and $6.80 per share. The trading price of our common stock may continue to fluctuate widely, including due to:

•	quarter to quarter variations in results of operations;

•	loss of a major client;

•	changes in the economic environment which could reduce our potential;

•	announcements of technological innovations by us or our competitors;

•	changes in, or our failure to meet, the expectations of securities analysts;

•	new products or services offered by us or our competitors;

•	changes in market valuations of similar companies;

•	announcements of strategic relationships or acquisitions by us or our competitors;

•	other events or factors that may be beyond our control;

•	dilution resulting from the raising of additional capital; or

•	other factors discussed elsewhere in this Item 1A. “Risk Factors”.

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

As of December 31, 2009, our directors, executive officers and entities affiliated with them together beneficially control approximately 17% of our outstanding shares. As a result, these stockholders, acting together, may have the ability to disproportionately influence all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company, which, in turn, could depress the market price of our common stock.

Shares eligible for sale in the future could negatively affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of December 31, 2009, we had 21,996,003 outstanding shares of common stock which included 2,437,813 shares issued pursuant to restricted stock awards granted to certain employees and directors. These restricted shares will become available for public sales subject to the respective employees’ and directors’ continued employment or service with the company over vesting periods of not more than four years. In addition, there were an aggregate of 1,770,055 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 871,239 shares of common stock issuable upon exercise of options outstanding under our option plan and 898,816 shares of common stock issuable upon exercise of the outstanding warrants issued to the investors in our private placement transactions completed on February 7, 2006 and June 15, 2005. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, employee compensation or otherwise.

On April 25, 2007, we completed a follow-on public offering of our common stock in which we issued 3,500,000 additional shares.

On July 19, 2007, we completed a Stock Purchase Agreement with the shareholders of Qinteraction Limited. Under the terms of the Purchase Agreement, the Company issued 559,284 shares of its common stock, representing approximately $4.8 million in Rainmaker common stock based upon the five-day average closing stock price before and after July 23, 2007, the date on which the transaction was announced. Such shares were initially subject to a contractual prohibition of sale with shares available for sale from closing as follows: 241,890 shares were subject to 6 months lockup which has now expired and these shares are now freely tradable, 241,891 shares were subject to 12 months lockup which has now expired and these shares are now freely tradable. In addition, 75,503 of the shares of the common stock consideration have been placed in escrow to secure certain customary indemnity obligations under the Purchase Agreement. Two-thirds of the escrow was scheduled to be released after 12 months from closing and the remaining one-third was scheduled for release after 15 months from closing. The release of such shares from escrow is subject to post-closing conditions, potential adjustments and offsets. No shares have been released from escrow as of yet as the Company has filed a claim against the escrow. The agreement also provided for a potential additional payment at the end of twelve months following the closing, based on the achievement of certain financial milestones which the company had determined have not been achieved, and which would have resulted in the issuance of up to $3.5 million in additional Rainmaker common stock and a payment of $4.5 million in cash. Based upon the financial milestone measurement, the Company determined that no contingent payment had been earned. Accordingly, no additional purchase price was recorded.

On January 29, 2010, we completed a Stock Purchase Agreement with the shareholders of Optima Consulting Partners Limited. Under the terms of the acquisition, we issued 480,000 shares of Rainmaker common stock. Such shares are initially subject to a contractual prohibition of sale with shares available for sale from closing as follows: 25% of such shares may be freely traded after 6 months, 50% of such shares may be freely traded after 12 months and all of such shares may be freely traded after 18 months. The agreement also provides for two potential additional payments of $375,000 each in a combination of stock and/or cash contingent on certain performance metrics in fiscal 2010 and fiscal 2011, and subject to post closing conditions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Facilities

Our headquarters is located in one building in Campbell, California. In October 2009, we executed a second amendment to the operating lease for our corporate headquarters in Campbell, California to reduce our lease cost. Under this amendment, we have reduced the amount of space that we lease by 6,719 square feet to 16,430 square feet starting October 1, 2009, and reduced our lease cost per square foot by approximately 18%. We obtained a first right of refusal to the reduced space (6,719 square feet). The lease term originally began on November 1, 2005 and, after the first amendment, was set to end on January 31, 2010. Under this second amendment, the lease will expire on January 31, 2013. Annual gross rent under the amended lease increases from approximately $227,000 in the first year of the lease which ends September 30, 2010, and the base rent will increase by approximately 5% each year thereafter for the remaining term expiring January 31, 2013. In addition, we will continue to pay our proportionate share of operating costs, maintenance on some of the common areas and taxes based on our occupancy. The original letter of credit issued to the landlord in the amount of $100,000 for a security deposit will remain in place.

In Austin, Texas we signed a new lease for approximately 21,388 square feet of space that commenced on June 16, 2009 for a term of 18.5 months through December 31, 2010. Annual rent in the new facility will approximate $205,000, or $17,000 monthly. Additionally, we will pay our proportionate share of maintenance on some of the common areas in the business park.

As a result of our acquisition of CAS Systems in January 2007, we acquired leased facilities near Montreal, Canada, where we occupied approximately 18,426 square feet of space covered by leases that were scheduled to expire on December 31, 2007. Additionally, we acquired leased facilities in Oakland, California where we occupied approximately 10,039 square feet of space covered by a lease that was due to expire on May 19, 2011. We renewed the Canada leases as of January 1, 2008 for a 2-year term with options for subsequent continuance. The provisions of the lease renewals in Canada specified that either party can terminate the lease for any reason by giving the other party at least 120 days prior written notice. In 2008, the Company decided to terminate the current lease in Canada and provided the landlord the specified 120 day notice as of October 1, 2008 in accordance with the lease agreement. On September 24, 2008, we entered into a new agreement to lease approximately 20,000 square feet of space and have moved our current Canadian operations to this new location which is closer to Montreal and provides more access to employees allowing for more growth. The lease has a minimum term of 3 years and commenced on January 1, 2009. Annual gross rent is $400,000 Canadian dollars for the initial 3 year term. Based on the exchange rate at December 31, 2009, annual rent will approximate $381,000 in US dollars. Additionally, Rainmaker will be responsible for its proportionate share of utilities, taxes and other common area maintenance charges during the lease term.

With our acquisition of Qinteraction, we assumed existing lease obligations at their Manila, Philippines offices. We assumed 2 office space leases and a parking lease. During 2008 and 2009, we amended and then terminated our lease in the Pacific Star building and we currently do not occupy any space in this building. We currently occupy approximately 40,280 square feet on 3 floors in the BPI building in Manila. Our current lease for this space commenced on April 1, 2008, has a 5 year term and terminates on March 31, 2013. Based on the exchange rate as of December 31, 2009, our annual base rent will escalate from approximately $555,000 for the twelve months ended December 31, 2010 to $643,000 for the 2012 calendar year, the final full year of the lease that ends in March 2013. Our parking lease began in March 2006, has a 5 year term and terminates in March 2011. Based on the exchange rate as of December 31, 2009, our annual base rent on this lease is approximately $7,000.

With the establishment of our Rainmaker Europe subsidiary in 2009, we signed a short-term office services agreement for shared office space in London, England. Rainmaker renewed the office services agreement and plans to continue renewing this agreement on a month-to-month basis through March 2010. Monthly base rental is approximately $15,000 based on the exchange rate as of December 31, 2009. With our acquisition of Optima

Consulting Partners Limited in January 2010, we plan to consolidate our operations in the United Kingdom in Optima’s office and we do not plan to continue with this lease in London effective March 31, 2010.

We believe these facilities are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. Litigation, in general, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty and in the case of more complex legal proceedings, such as intellectual property and securities litigation, the results are difficult to predict at all. We are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or results of our operations. See “Item 1A—Risk Factors” for additional discussion of the litigation and regulatory risks facing our company.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol “RMKR.” Prior to January 8, 2007, our common stock had been traded on the Nasdaq Capital Market. The following table lists the high and low sale prices for our common stock as reported on Nasdaq for each full quarterly period within the two most recent fiscal years.

	Q1	Q2	Q3	Q4
2009
High	$1.35	$1.65	$1.83	$1.55
Low	$0.47	$0.58	$1.08	$1.19
2008
High	$6.80	$4.04	$3.50	$2.33
Low	$2.39	$2.84	$1.59	$0.59

As of March 26, 2010, we had approximately 140 common stockholders of record. On March 26, 2010, the last reported sale price of our common stock on the Nasdaq Global Market was $1.33 per share.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,309,052	$2.35	351,219
Equity compensation plans not approved by security holders	—	—	—
Total	3,309,052	$2.35	351,219

Stock Repurchase Plan

In July 2008, the Company’s Board of Directors approved a Stock Repurchase Program (the “Program”) authorizing the repurchase of up to $3 million of its common stock. Under the Program, shares may be repurchased from time to time in open market transactions at prevailing market prices. The timing and actual number of shares purchased will depend on a variety of factors, such as price, corporate and regulatory requirements, and market conditions. Repurchases under the Program will be made using the Company’s available cash or borrowings. The Program initially had a one-year term and may be commenced, suspended or terminated at any time, or from time-to-time at management’s discretion without prior notice. In May 2009, the Company’s Board of Directors approved extending the Program through January 31, 2010, and on December 3, 2009, the Company’s Board of Directors approved extending the Program through July 31, 2010. During the year ended December 31, 2009, we purchased 358,126 shares at a cost of approximately $410,000 or an average cost of $1.14 per share. Since inception of the Program, we have purchased 646,808 shares at a cost of approximately $922,000 or an average cost of $1.43 per share. As of December 31, 2009, approximately $2,078,000 was available for future repurchases under the Program.

The following table sets forth information with respect to repurchases of our common stock during the three months ended December 31, 2009:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
October 1, 2009 – October 31, 2009	8,511	$1.29	7,289	$2,182,817
November 1, 2009 – November 30, 2009	103,372	$1.43	20,786	$2,154,227
December 1, 2009 – December 31, 2009	53,000	$1.43	53,000	$2,078,320

	164,883	$1.42	81,075

(a)

These amounts include shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted share awards. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of our shares on the date of vesting. We purchased 1,222 shares during October 2009 from employees at an average cost of approximately $1.35 per share. During November 2009, we purchased 82,586 shares from employees at an average cost of approximately $1.44 per share. No shares were purchased from employees in December 2009.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of sales and marketing solutions, combining hosted application software and execution services designed to drive more revenue for our clients. We have three primary product lines as follows: contract sales, lead development and training sales. We have developed an integrated solution, the Rainmaker Revenue Delivery PlatformSM, that combines proprietary, on-demand application software and advanced analytics with expert sales and marketing execution services, which can include marketing strategy development, websites, e-commerce portal creation and hosting, both inbound and outbound e-mail, direct mail, chat and telesales services. Our Revenue Delivery Platform combines (1) our proprietary technology platform, including hosted application software, (2) our proprietary database of corporate buyers of technology products and services, (3) our data development and analytics services and (4) our sales and marketing execution services. We are headquartered in Silicon Valley in Campbell, California, and have additional operations in or near Austin, Texas, Montreal, Canada, Manila, Philippines and London, England. Our current clients consist primarily of large enterprises operating in the computer hardware and software, telecom and financial services industries.

Our strategy for long-term, sustained growth is to maintain and improve our position as a leading global provider of integrated sales and marketing solutions. Key elements of our strategy include continuing to enhance the execution of our service offerings to generate more revenue for our existing clients thereby increasing our revenue, continuing to seek cross-selling opportunities to increase the range of services provided to our approximately 145 existing clients, expand our offerings to address international opportunities, signing new clients, continuing to identify new services and capabilities that enhance or complement our Revenue Delivery Platform and selectively pursuing strategic acquisitions.

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

In January 2007, we acquired CAS Systems to provide additional complementary lead development functionality, customers, execution expertise and an international presence with its location near Montreal, Canada. In July 2007, we purchased all of the outstanding stock of Qinteraction Limited, which operates an offshore call center located in the Philippines. Qinteraction provides a variety of business solutions including inbound sales and order taking, inbound customer care, outbound telemarketing and lead generation, logistics support, and back-office processing. The nature of these services is highly complimentary to our existing lead development and contract sales product offerings.

In October 2009, we acquired the eCommerce technology of Grow Commerce. Grow Commerce provides hosting of fan club and membership websites that offer monthly subscriptions and the ability for fee-based downloading of music, videos and other items. Additionally, the technology offers the ability to route orders of merchandise for fulfillment. We plan to integrate and leverage the Grow Commerce assets to advance our eCommerce strategy during the 2010 fiscal year.

We reported net revenue of $47.8 million in 2009, representing a 28% decline over the prior year. We reported a net loss of $8.3 million for 2009.

On February 5, 2010, we received written notice from Sun Microsystems that they had elected to terminate the Global Inside Sales Program Statement of Work agreement dated March 31, 2009, effective as of February 28, 2010. The notice followed the acquisition of Sun Microsystems by Oracle Corporation and affected the contract sales services that we were performing for Sun. These services accounted for approximately 13% of our fiscal 2009 annual revenue and 21% of our fourth quarter fiscal 2009 revenue. The Global Inside Sales agreement had a minimum term with notice periods to August 31, 2010. We entered into a settlement agreement on March 8, 2010, and received a cash payment of $4,550,000 from Oracle Corporation for the buyout of the Global Inside Sales agreement. In addition, Oracle has agreed to reimburse us for the employee severance costs related to terminating employees who worked on the Global Inside Sales program.

Net Revenue

We derive revenue from the following: the sale of service contract renewals, software licenses and subscriptions, and warranties (Contract Sales); from the provision of services related to the development of qualified leads and appointments (Lead Development); from the licensing of our hosted application software platform for our clients’ training sales (Training Sales); and from hosting fees related to the Grow Commerce eCommerce technology.

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

eCommerce.    During 2009, we acquired the eCommerce technology of Grow Commerce along with their existing customer base. Grow Commerce provides hosting of fan club and membership websites that offer monthly subscriptions and the ability for fee-based downloading of music, videos and other items. Additionally, the eCommerce technology offers the ability to route orders of merchandise for fulfillment. We license this hosted eCommerce software on a month-to-month basis with our clients. Clients are typically invoiced at the beginning of each month in advance for their monthly hosting fees for that month and for the media downloads and merchandise orders from the previous month. Payment terms are 30 days from receipt of invoice and we typically recognize revenue when the monthly invoice payments are received. eCommerce revenue is included with our Contract Sales operating segment for 2009 as the total amount is insignificant for the year.

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

General and Administrative Expenses

General and administrative expenses include costs associated with the administration of our business and consist primarily of compensation and related costs for administrative personnel, insurance, legal, audit and other professional fees. Most of these costs relate to personnel, insurance and facilities and are relatively fixed.

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

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of property, equipment and software licenses, and intangible assets. We have completed the acquisition of six businesses in the past four years, and accordingly have been increasing our intangible amortization expense. In the first quarter of 2007, we completed the acquisition of CAS Systems, and in the third quarter of 2007, we completed the acquisition of Qinteraction Limited. We took a charge to write-down a significant portion of our amortizable intangible assets in the 4th quarter of 2008 and as a result amortization expense decreased significantly in 2009. See the discussions below regarding the Goodwill and Other Intangible Assets and the Impairment of Goodwill & Other Intangible Assets.

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

We disclosed our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Management believes there have been no significant changes during the year ended December 31, 2009.

Use of Estimates

The preparation of the financial statements and related disclosures, in conformity with accounting principles generally accepted in the U.S., requires us to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The policies that contain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes include:

•	revenue recognition and financial statement presentation;

•	the allowance for doubtful accounts;

•	impairment of long-lived assets, including goodwill, intangible assets and property and equipment;

•	measurement of our deferred tax assets and corresponding valuation allowance;

•	allocation of purchase price in business combinations;

•	fair value estimates for the expense of employee stock options.

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

Revenue Recognition and Financial Statement Presentation

Substantially all of our revenue is generated from the sale of service contracts and maintenance renewals, lead development services, software subscriptions for hosted Internet sales of web based training and from hosting fees related to the Grow Commerce eCommerce technology. We recognize revenue from the sale of our clients’ service contracts and maintenance renewals on the “net basis”, which represents the amount billed to the end customer less the amount paid to our client. Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from a client’s customer is received, the service contract or maintenance agreement is delivered, the fee is fixed or determinable, the collection of the receivable is reasonably assured, and no significant post-delivery obligations remain unfulfilled. Revenue from lead development services we perform is recognized as the services are accepted and is generally earned ratably over the service contract period. Some of our lead development service revenue is earned when we achieve certain attainment levels and is recognized upon customer acceptance of the service. We earn revenue from our software application subscriptions of hosted online sales of web based training ratably over each contract period. Since these software subscriptions are usually paid in advance, we have recorded a deferred revenue liability on our balance sheet that represents the prepaid portions of subscriptions that will be earned over the next one to two years.

We also evaluate our agreements for multiple element arrangements. Our agreements typically do not contain multiple deliverables. However, in the few instances where our agreements have contained multiple deliverables, they usually do not have value to our customers on a standalone basis, and therefore the deliverables are considered together as one unit of accounting. Revenue is then recorded using the proportional performance model, where revenue is recognized as performance occurs over the term of the contract and any initial set up fees are recognized over the estimated customer life.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients and clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 31, 2009 and 2008, our allowance for potentially uncollectible accounts was $58,000 and $550,000, respectively.

Goodwill and Other Intangible Assets

We completed several acquisitions during the period January 1, 2005 through December 31, 2009. Goodwill represents the excess of the acquisition purchase price over the estimated fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired. In our analysis of goodwill and other intangible assets we apply the guidance of FASB ASC 350-20-35, Intangibles – Goodwill and Other-Subsequent Measurement in determining whether any impairment conditions exist. In our analysis of other finite lived amortizable intangible assets, we apply the guidance of FASB ASC 360-10-35, Property, Plant and Equipment-Subsequent Measurement, in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various technologies, customer relationships and trade names of the businesses we have acquired.

In the 4th quarter of 2008, we performed our annual goodwill impairment evaluation required under FASB ASC 350-20-35 and concluded that goodwill was impaired along with our other intangible assets under FASB ASC 360-10-35. The impairment was a result of our market capitalization declining significantly with the price of our stock, declining sales, depressed market conditions, deteriorating industry trends, and a significant downward revision of our forecasts. The ultimate result of the impairment evaluation was a charge in the 4th quarter of $11.5 million to write off the entire amount of goodwill on two of our reporting units (Lead Development and Rainmaker Asia) and a charge of approximately $2.2 million to write off a majority of the other intangible assets contained in these same two reporting units.

In the 4th quarter of 2009, we performed our annual goodwill impairment evaluation and concluded that our remaining goodwill balance was not impaired. At December 31, 2009, we had approximately $3.8 million in goodwill recorded on our contract sales reporting unit. The estimated fair value of this reporting unit exceeded the carrying value by approximately $1.2 million or 7% at December 31, 2009.

We report segment results in accordance with ASC 280, Segment Reporting. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by detailed information listing revenues by customer and product line, for purposes of making operating decisions and assessing financial performance. Currently the chief operating decision maker does not use product line financial performance as a basis for business operating decisions. Accordingly, the Company has concluded that it has one operating and reportable segment. However, in accordance with FASB ASC 350-20-35, we are required to test goodwill for impairment at the reporting unit level which is an operating segment or one level below an operating segment. Thus, our reporting units for goodwill impairment testing are Contract Sales, Lead Development and Rainmaker Asia.

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

Income Taxes

We account for income taxes using the liability method. The liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At December 31, 2009 and December 31, 2008, we had gross deferred tax assets of $25.8 million and $23.9 million, respectively. In 2009 and 2008, the deferred tax asset was subject to a 100% valuation allowance and therefore is not recorded on our balance sheet as an asset. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.

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

Our policy for recording interest and penalties related to uncertain tax positions is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in interest and other income (expense), net, in the statement of operations. There were immaterial amounts accrued for interest and penalties related to uncertain tax positions as of December 31, 2009.

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

Significant Client Concentrations

We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the year ended December 31, 2009, three clients accounted for 10% or more of our revenue with Sun Microsystems representing approximately 22% of our revenue, Hewlett-Packard representing approximately 16% of our revenue and Symantec accounting for approximately 10% of our revenue. In 2008, Hewlett-Packard accounted for approximately 20% of our revenue and was the only client that accounted for 10% or more of our revenue. In 2007, Dell and Hewlett-Packard each accounted for more than 10% of our net revenue and collectively represented 43% of our net revenue, with Dell representing 29% and Hewlett-Packard representing approximately 14%.

No individual client’s end-user customer accounted for 10% or more of our revenues in any period presented.

We have outsourced services agreements with our clients that expire at various dates ranging through December 2012. Our agreements with Hewlett-Packard, a significant client, expire at various dates from August 2010 through August 2012, and can generally be terminated prior to expiration with ninety days notice. Our agreement with Symantec, a significant client, was renewed on February 24, 2010, and is effective April 1, 2010 for a term of two years, expiring on March 31, 2012, if not renewed prior to expiration. We have various agreements with Sun Microsystems, our largest client as of December 31, 2009, with various termination provisions ranging from termination with 60 days notice to termination rights in August 2010. On February 5, 2010, we received written notice from Sun Microsystems that they had elected to terminate the Global Inside Sales Program Statement of Work agreement dated March 31, 2009, effective as of February 28, 2010. The notice followed the acquisition of Sun Microsystems by Oracle Corporation and affected the contract sales services that we were performing for Sun. These services accounted for approximately 13% of our fiscal 2009 annual revenue and 21% of our fourth quarter fiscal 2009 revenue.

We expect that a substantial portion of our net revenue will continue to be concentrated among a few significant clients. In addition, our technology clients operate in industries that are experiencing consolidation, which may reduce the number of our existing and potential clients.

Related Party Transactions

We have made purchases of computer equipment and services from several vendors including Hewlett-Packard and Symantec Corporation, two of our largest clients that contributed 10% or more of our revenue for the year ended December 31, 2009. During the year ended December 31, 2009, we purchased equipment from Hewlett-Packard totaling approximately $53,000. We did not have any purchases from Sun Microsystems or Symantec Corporation during the year ended December 31, 2009, other than cost of sales transactions for our contract sales programs with Symantec. During the year ended December 31, 2008, we purchased equipment from Hewlett-Packard totaling approximately $217,000. Hewlett-Packard was the only client that contributed 10% or more of our revenue during the year ended December 31, 2008.

The Chairman of our board of directors also serves on the board of Saama Technologies, a technology services firm. During the year ended December 31, 2009, we paid Saama Technologies approximately $170,000 for technology services. During the prior year ended December 31, 2008, we paid Saama Technologies approximately $290,000 for technology services. We may continue to utilize their services and may expand the scope of Saama Technologies’ engagement.

In October 2007, we closed an OEM licensing agreement with Market2Lead, Inc. (“Market2Lead”), a software-as-a-service provider of business to business automated marketing solutions, to further enhance Rainmaker’s on-demand marketing automation application. In connection with this agreement, Rainmaker provided Market2Lead with growth financing of $2.5 million in secured convertible and term debt. During the year ended December 31, 2009, we paid Market2Lead approximately $94,000 for marketing services. During the prior year, we paid Market2Lead approximately $264,000. We may continue to utilize their services in the future.

Results of Operations

The following table presents, for the periods given, selected financial data as a percentage of our net revenue.

	Years Ended December 31,
	2009	2008	2007
Net revenue	100.0%	100.0%	100.0%
Costs of services	55.2	59.3	51.8

Gross margin	44.8	40.7	48.2

Operating expenses:
Sales and marketing	9.2	11.9	9.3
Technology and development	21.7	22.8	14.6
General and administrative	19.0	19.1	15.6
Depreciation and amortization	11.7	11.7	7.8
Impairment of goodwill & other intangible assets	—	20.7	—

Total operating expenses	61.6	86.2	47.3

Operating (loss) income	(16.8)	(45.5)	0.9
Interest and other (expense) income, net	(0.2)	(0.1)	1.9

(Loss) income before income tax expense	(17.0)	(45.6)	2.8
Income tax expense	0.4	0.5	0.8

Net (loss) income	(17.4)%	(46.1)%	2.0%

Comparison of Years Ended December 31, 2009 and 2008

Net Revenue.    Net revenue decreased $18.5 million, or 28%, to $47.8 million in the year ended December 31, 2009, as compared to the year ended December 31, 2008. The following table shows the change in revenue by product line between the periods (in thousands):

	2009	2008	$ Change	% Change
Contract sales	$24,953	$25,574	$(621)	(2.4)%
Lead development	18,456	36,368	(17,912)	(49.3)%
Training sales	4,385	4,385	—	0.0%

Total	$47,794	$66,327	$(18,533)	(27.9)%

Revenue from our contract sales product line decreased compared to the prior year as a result of a $5.3 million reduction in revenue from Dell which was partially offset by the receipt of a one-time settlement payment of $1.4 million during the third quarter of 2009 and increased revenue from new and existing clients. Lead development product line revenue declined predominantly from decreases in revenues from existing clients as they reduced their marketing budgets or canceled programs during the year, offset partially by revenues from several new clients in the period. Revenue from our training sales product line was flat as compared to the prior year.

Costs of Services and Gross Margin.    Costs of services decreased $13.0 million, or 33%, to $26.4 million in the year ended December 31, 2009, as compared to the 2008 comparative period. The decrease is attributable primarily to reductions in telesales workforce related to declining sales from our contract sales and lead development product lines. Our gross margin percentage increased to 45% in the year ended December 31, 2009 as compared to 41% for the year ended December 31, 2008 primarily as a result of the one-time settlement payment received in the quarter ended September 30, 2009, a shift in the mix of our business from lead development to contract sales and lower costs as a result of cost reduction activities reducing our facilities and workforce. Our contract sales product line has increased to 52% of total net revenue for the year ended December 31, 2009, as compared to 39% of total net revenue in the 2008 comparable period. Revenue from our lead development product line has decreased to approximately 39% of total net revenue for the year ended December 31, 2009, as compared to 55% of total net revenue in the 2008 comparable period. Revenue from our training sales product line increased to approximately 9% of total net revenue in 2009 as compared to 6% in the 2008 comparable period. We estimate that gross margin will fluctuate during 2010 depending on the volume of revenue and based on the revenue mix.

Sales and Marketing Expenses.    Sales and marketing expenses decreased $3.5 million, or 44%, to $4.4 million in the year ended December 31, 2009, as compared to the 2008 comparative period. The decrease is primarily due to approximately $2.6 million in decreased personnel costs due to decreases in sales & marketing staffing, decreased commissions from reductions in sales, and decreases in recruiting & relocation costs. Additionally, marketing costs decreased approximately $285,000 and consulting & outsourced services fees decreased approximately $240,000 due to reduced project spending related to corporate website development, and travel costs decreased approximately $201,000 due to corporate initiatives put in place to reduce these expenses. We expect sales and marketing expenses to decrease in 2010 as compared to 2009 as we continue to reduce costs due to the challenging macroeconomic environment which has caused a slowdown in marketing spending by our customers.

Technology and Development Expenses.    Technology and development expenses decreased $4.8 million, or 32%, to $10.4 million during the year ended December 31, 2009, as compared to the 2008 comparative period. The decrease is primarily attributable to an approximately $2.0 million reduction in fees paid to outside consultants and service providers as a result of reduced usage of these services, decreases in personnel costs of approximately $2.5 million, and decreased travel & entertainment costs of approximately $281,000 due to the reduction in our workforce. We expect technology and development expenses to decrease in 2010 as compared to 2009 as we continue to reduce spending due to the challenging macroeconomic environment.

General and Administrative Expenses.    General and administrative expenses decreased $3.6 million, or 28%, to $9.1 million during the year ended December 31, 2009, as compared to the year ended December 31, 2008. The decrease was primarily due to approximately $2.8 million in decreased personnel costs related to the reduction in our workforce during 2008 and 2009. We also reduced travel & entertainment expenses approximately $236,000. Rent decreased approximately $716,000 during the year ended December 31, 2009, due primarily to our reduction in office space in the Philippines and in Austin. Legal and professional fees have decreased approximately $373,000 during the 2009 period as compared to the prior year due primarily to litigation settled during the 2009 fiscal year. We expect general and administrative expenses to continue to decrease in 2010 as compared to 2009 as we continue to reduce spending.

Depreciation and Amortization Expenses.    Depreciation and amortization expenses decreased $2.2 million, or 28%, to $5.6 million for the year ended December 31, 2009, as compared to the 2008 period. Amortization of intangible assets decreased by approximately $2.2 million in the 2009 period, primarily as a result of the write-off of approximately $2.2 million of our amortizable intangible assets in the fourth quarter of our 2008 fiscal year. We expect depreciation and amortization expense to increase during 2010 as compared to 2009 as a result of capital expenditures during 2009, planned capital expenditures during 2010 and the acquisitions made by the Company in the fourth quarter of 2009 and the first quarter of 2010.

Interest and Other Income (Expense), Net.    The components of interest and other income (expense), net are as follows (in thousands):

	Year Ended December 31,
	2009	2008	Change
Interest income	$93	$865	$(772)
Interest expense	(220)	(112)	(108)
Currency translation gain	41	96	(55)
Write-down of investment	—	(749)	749
Other	—	(134)	134

	$(86)	$(34)	$(52)

The decrease in interest income is primarily attributable to our decrease in cash from $20.0 million as of December 31, 2008 to $15.1 million at December 31, 2009 as we had historically invested the net proceeds received from our follow-on offering of common stock in April 2007 in interest bearing deposit accounts. Interest expense is the result of interest incurred on the notes payable issued with the purchase of the assets of CAS Systems and interest incurred on the Bridge Bank Equipment Sub-facility portion of our Revolving Line of Credit which converted to term debt at a minimum interest rate of 6% in January 2009. We made principal payments on the CAS Systems loan and the Bridge Bank loan during the year ended December 31, 2009.

The currency translation gain is primarily due to the fluctuation of currency exchange rates on a note payable to a third party denominated in United States dollars that is owed by our Canadian subsidiary in connection with our acquisition of CAS Systems. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.

Income Tax Expense.    Income tax expense decreased $130,000, or 39%, to $205,000 for the year ended December 31, 2009, as compared to the year ended December 31, 2008. Even though we incurred a loss in 2009, we have not recorded any deferred tax benefits for such losses due to management’s assessment that deferred tax assets are not more than likely to be realized in the future. Therefore, we recorded no deferred tax benefits for the losses. Our income tax expense for the year ended December 31, 2009, primarily consists of estimates of foreign taxes, which include, but are not limited to, gross income taxes from one of our foreign subsidiaries, and certain state minimum and franchise taxes which is also determined largely based on gross income rather than net income.

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

Impairment of Goodwill & Other Intangible Assets.    In the 1st quarter of 2008, we performed our annual goodwill impairment evaluation and no impairment existed at that time. During 2008, we changed the annual goodwill impairment evaluation date from January 31 to October 31 to better align this evaluation with our annual planning and budgeting process. As of October 31, 2008, we started to perform our annual impairment analysis of goodwill and other intangible assets. At that time, our initial indications determined that goodwill was impaired. Additionally in the 4th quarter of 2008, we again assessed goodwill and long lived assets for impairment as we observed that there were indicators of impairment. The notable indicators were our market capitalization declined significantly with the price of our stock, depressed market conditions, deteriorating industry trends, and a significant downward revision of our forecasts. These market conditions continuously change and it is difficult to project how long this current economic downturn may last. Because of the decline in our market capitalization at December 31, 2008, we again tested for the potential impairment of goodwill as the decline in market capitalization was considered a triggering event for goodwill impairment testing, as well for amortizable intangible assets. Our goodwill and intangible assets were primarily established in purchase accounting at the completion of the Sunset Direct, View Central, CAS Systems, and Qinteraction acquisitions.

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

Prior to our goodwill impairment testing in the 4th quarter of 2008, we also assessed the fair value of our long-lived assets including our other finite-lived amortizable intangible assets. Based on this analysis, we determined that the carrying value of our amortizable intangible assets exceeded their fair value based upon the estimated discounted cash flows related to the assets and we recorded impairment charges of approximately $1.1 million related to intangible assets held at the Lead Development reporting unit, and approximately $1.1 million related to intangible assets held at the Rainmaker Asia reporting unit. The fair value of our amortized intangible assets which included developed technology, customer relations, database and trade-name was determined using discounted cash flow and excess earnings income approaches.

The guidance in ASC 350-20-35, Intangibles – Goodwill and Other-Subsequent Measurement, provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of the reporting unit to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment. Step 1 of the impairment analysis determined that the carrying value of our Lead Development and Rainmaker Asia reporting units, subsequent to the impairment of our other finite-lived amortizable intangible assets noted above, was greater than their fair value, and that the goodwill relating to these reporting units was impaired. Upon completion of Step 2 of the analysis, we recorded a goodwill impairment charge of approximately $6.1 million on the Lead Development reporting unit and approximately $5.4 million on the Rainmaker Asia reporting unit, representing the entire balance of goodwill at these reporting units.

Interest and Other Income (Expense), Net.    The components of interest and other income (expense), net are as follows (in thousands):

	Year Ended December 31,
	2008	2007	Change
Interest income	$865	$1,436	$(571)
Interest expense	(112)	(186)	74
Currency translation gain	96	137	(41)
Write-down of investment	(749)	—	(749)
Other	(134)	20	(154)

	$(34)	$1,407	$(1,441)

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

The write-down of investment relates to our investment in a privately-held company. In October 2007, we provided $2.5 million in growth capital to this privately held company. The transaction was structured as a $1.25 million convertible loan and a $1.25 million term loan secured by substantially all of the assets of the privately-held company including intellectual property. We also received a warrant as a part of this transaction to purchase approximately 411,000 shares of common stock of the privately-held company. In October 2008, the convertible debt automatically converted to 619,104 shares of Series A Preferred stock of the privately-held company. Because the private equity investment represents less than 20% in the investee company, and because the Company does not have any significant influence on the investee company, the investments are accounted for in accordance with the cost method and evaluated regularly for impairment indicators. During the fourth quarter of 2008, we assessed our investment for impairment as we observed that there were indicators of impairment. The Company is aware that the privately-held company is operating at a loss, and while there is no quoted market prices available for the privately-held company, as a marketing services company, it has likely been adversely affected by the recent economic downturn in a manner similar to Rainmaker.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). ASC 820 has also established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 3 inputs apply to the determination of fair value for the Company’s private equity investment. These are unobservable inputs where the determination of fair values of investments requires the application of significant judgment.

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

Liquidity and Sources of Capital

Cash used in operating activities for the year ended December 31, 2009 was $990,000 as compared to $11.0 million in the year ended December 31, 2008. Cash used in operating activities for the year ended December 31, 2009 was primarily the result of a net loss totaling $8.3 million, changes in operating assets and liabilities that accounted for $799,000 of the decrease and the credit for the recovery of allowance for doubtful accounts that totaled $311,000. These decreases were almost entirely offset by non-cash expenditures for depreciation and amortization of property and intangibles of $5.6 million, stock-based compensation charges of $2.5 million, and the loss on disposal of fixed assets of $343,000.

Cash used in operating activities for the year ended December 31, 2008 was primarily the result of a net loss totaling $30.6 million and changes in operating assets and liabilities that accounted for $5.7 million of the decrease in cash for 2008. These decreases were partially offset by non-cash expenditures for the impairment of goodwill & other intangible assets of $13.7 million, depreciation and amortization of property and intangibles of $7.8 million, stock-based compensation charges of $2.2 million, the provision for allowance for doubtful accounts of $637,000, write-down of strategic investment of $749,000 and the loss on disposals of fixed assets of $169,000.

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

Accounts receivable decreased at December 31, 2009 as compared to December 31, 2008 as a result of lower overall sales during 2009 as compared to 2008. Our days sales outstanding, or DSO, decreased to 31 days at December 31, 2009 as compared to 33 days at December 31, 2008. Since we record the gross billing to the end customer of our contract sales clients in our accounts receivable, we calculate DSO based on our ability to collect those gross billings from the end customers. We record revenue based on the net commission we retain.

Cash used in investing activities was $1.1 million in the year ended December 31, 2009, as compared to cash used in investing activities of $7.1 million in the year ended December 31, 2008. The change is primarily the result of decreases in capital expenditures of $3.8 million in the year ended December 31, 2009, as compared to the year ended December 31, 2008. Our restricted cash balance decreased approximately $929,000 in the year ended December 31, 2009, as compared to an increase of $785,000 in the restricted cash balance for the year ended December 31, 2008. Restricted cash represents the reserve for the refund due for non-service payments inadvertently paid to the Company by our clients’ customers instead of paid directly to the Company’s clients. At the time of cash receipt, the Company records a current liability for the amount of non-service payments received. The decrease in restricted cash represents the reduction of our balance of refunds due to customers.

Additionally, in October 2009, we acquired certain assets of Grow Commerce, Inc for $600,000. The acquisition was completed on October 7, 2009, with a cash payment of $510,000. The remaining $90,000 has been held back by the Company and is due to be paid on October 7, 2010, subject to potential offsets to secure certain customary indemnity obligations under the Purchase Agreement. In 2008, we paid $1.0 million as additional purchase price for the CAS Systems acquisition that occurred in 2007 as the result of the achievement of certain performance metrics subsequent to the acquisition.

Cash used in financing activities was approximately $2.7 million in the year ended December 31, 2009, as compared to cash provided by financing activities of $1.0 million in the year ended December 31, 2008. Cash used in financing activities in 2009 was primarily a result of principal payments of $1.7 million on our term loans and CAS Systems notes, payments on our capital lease obligations of $226,000, purchases of treasury stock under company announced share repurchase plans of $410,000, and purchases of $372,000 of treasury stock from employees for shares withheld for income taxes payable on restricted stock awards vested during 2009. Additionally in 2009, we received approximately $8,000 from the exercise of stock options during the period and $3,000 from the purchase of shares in our Employee Stock Purchase Program. Cash provided by financing activities in 2008 was primarily a result of borrowings under the Company’s revolving line of credit of $3.0 million, which was partially offset by principal payments of $1.1 million on our term loans and CAS notes, purchases of treasury stock under company announced share repurchase plans of $512,000, principal payments on our capital lease obligations of $253,000, and purchases of $187,000 of treasury stock from employees and directors for shares withheld for income taxes payable on restricted stock awards vested. Additionally in 2008, we received approximately $32,000 from the exercise of stock options during the period and $13,000 from the purchase of shares in our Employee Stock Purchase Program.

Our principal source of liquidity as of December 31, 2009 consisted of $15.1 million of cash and cash equivalents and approximately $2.3 million available for borrowing under our Revolving Credit Facility. We anticipate that our existing capital resources will enable us to maintain our current level of operations, our planned operations and our planned capital expenditures for at least the next twelve months.

On January 25, 2010, we made the final principal payment of approximately $667,000 plus accrued interest on our notes payable from the CAS Systems acquisition.

On January 29, 2010, we completed a Stock Purchase Agreement with the shareholders of Optima Consulting Partners Limited. Under the terms of the acquisition, we paid $492,000 cash at closing and we issued 480,000 shares of Rainmaker common stock valued at approximately $700,000. Such shares are initially subject to a contractual prohibition of sale. Additionally, we entered into a promissory note for $350,000 payable in two installments with $200,000 plus accrued interest due eighteen months from the closing date and $150,000 plus accrued interest due twenty four months from the closing date. The agreement also provides for two potential additional payments of $375,000 each in a combination of stock and/or cash contingent on certain performance metrics in fiscal 2010 and fiscal 2011, and subject to post closing conditions.

On January 29, 2010, we borrowed $1.7 million from the term loan line of our Revolving Credit Facility. Approximately $1.2 million was used to cover the CAS Systems note payment and the cash payment in the Optima acquisition both of which are mentioned above. The remaining portion will be used for general corporate working capital.

On February 5, 2010, we received written notice from Sun Microsystems that they had elected to terminate the Global Inside Sales Program Statement of Work agreement dated March 31, 2009, effective as of February 28, 2010. The notice followed the acquisition of Sun Microsystems by Oracle Corporation and affected the contract sales services that we were performing for Sun. These services accounted for approximately 13% of our fiscal 2009 annual revenue and 21% of our fourth quarter fiscal 2009 revenue. The Global Inside Sales agreement had a minimum term with notice periods to August 31, 2010. We entered into a settlement agreement on March 8, 2010, and received a cash payment of $4,550,000 from Oracle Corporation for the buyout of the

Global Inside Sales agreement. In addition, Oracle has agreed to reimburse us for the employee severance costs related to terminating employees who worked on the Global Inside Sales program.

Credit Arrangements

In October 2008, we executed further amendments to our secured revolving line of credit (the “Revolving Credit Facility”) with Bridge Bank. The amendments extended the maturity date of the Revolving Credit Facility from October 10, 2008 to October 10, 2009 and increased the maximum amount of revolving credit available from $4,000,000 to $6,000,000, with a $1,000,000 sub-facility for standby letters of credit and a new $3,000,000 sub-facility for the purpose of purchasing new equipment until December 31, 2008. Advances under the equipment finance sub-facility are being repaid in equal monthly installments that commenced in January 2009 and continue through October 2011. On December 3, 2009, we executed a further amendment to Revolving Credit Facility. The amendment extends the maturity date of the Revolving Credit Facility from October 10, 2009 to October 10, 2010. The maximum amount of revolving credit available to the company remains at $6,000,000, with a $1,000,000 existing sub-facility for standby letters of credit, $1,941,000 outstanding under the equipment finance sub-facility, and a new $1,700,000 term loan line which can be used for any borrowings until March 10, 2010. The interest rate per annum for revolving advances under the Revolving Credit Facility is equal to the greater of (i) 3.5%, or (ii) one quarter of one percent (0.25%) above the prime lending rate, currently at 4.5%. The interest rate per annum for advances under the equipment finance sub-facility and the term loan line is equal to a fixed rate of 6.0%. Advances under the equipment finance sub-facility are being repaid in equal monthly installments of approximately $88,000 through October 2011. As of December 31, 2009, the company had $1,941,000 outstanding under the equipment finance sub-facility and had one undrawn letter of credit outstanding under the Revolving Credit Facility in the aggregate face amount of $100,000. If any advances are made under the term loan line, all existing equipment sub-facility advances together with all term loan advances outstanding on March 31, 2010 will be re-amortized, and shall be payable in thirty six (36) equal monthly installments of principal, plus all accrued interest, beginning on April 10, 2010, and continuing on the same day of each month thereafter through March 31, 2013, at which time all amounts owed, if any, shall be immediately due and payable. On January 29, 2010, we borrowed the $1.7 million available from the term loan line of the Revolving Credit facility.

The amended Revolving Credit Facility is secured by substantially all of Rainmaker’s consolidated assets including intellectual property. Rainmaker must comply with certain financial covenants, including not incurring a quarterly non-GAAP profit or loss negatively exceeding by more than 10% the amount of the non-GAAP profit or loss recited in the company’s operating plan approved by Bridge Bank, and maintaining unrestricted cash with Bridge Bank equal to the greater of $2.0 million or the principal amount of the indebtedness from time to time outstanding with Bridge Bank. The Revolving Credit Facility contains customary covenants that will, subject to limited exceptions, limit our ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Revolving Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Revolving Credit Facility. For the six months ended June 30, 2009, we did not meet the performance to plan financial covenant as our year to date net loss exceeded by 10% the amount of loss in our operating plan approved by Bridge Bank primarily due to our first quarter’s results of operations. We received a waiver from Bridge Bank for the violation of this covenant for the six months ended June 30, 2009. For the nine months ended September 30, 2009, and the twelve months ended December 31, 2009, we met this performance to plan financial covenant. At December 31, 2009, we were in compliance with all other loan covenants. We had originally entered into this Revolving Credit Facility with our lender in April 2004.

Off-Balance Sheet Arrangements

Leases

As of December 31, 2009, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2013. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up front cash flow related to purchasing the assets.

In October 2009, we executed a second amendment to the operating lease for our corporate headquarters in Campbell, California to reduce our lease cost. Under this amendment, we reduced the amount of space that we lease by 6,719 square feet to 16,430 square feet starting October 1, 2009, and reduced our lease cost per square foot by approximately 18%. We obtained a first right of refusal to the reduced space (6,719 square feet). The lease term originally began on November 1, 2005 and, after the first amendment, was set to end on January 31, 2010. Under this second amendment, the lease will expire on January 31, 2013. Annual gross rent under the amended lease increases from approximately $227,000 in the first year of the lease which ends September 30, 2010, and the base rent will increase by approximately 5% each year thereafter for the remaining term expiring January 31, 2013. In addition, we will continue to pay our proportionate share of operating costs and taxes based on our occupancy and the original letter of credit issued to the landlord in the amount of $100,000 for a security deposit will remain in place.

In Austin, Texas we signed a new lease for approximately 21,388 square feet of space that commenced on June 16, 2009 for a term of 18.5 months through December 31, 2010. Annual rent in the new facility will approximate $205,000, or $17,000 monthly. In both the California and the Texas facilities, we pay rent and maintenance on some of the common areas in each of our leased facilities.

As a result of our acquisition of CAS Systems in January 2007, we acquired leased facilities near Montreal, Canada, where we occupied approximately 18,426 square feet of space covered by leases that were scheduled to expire on December 31, 2007. Additionally, we acquired leased facilities in Oakland, California where we occupied approximately 10,039 square feet of space covered by a lease that was due to expire on May 19, 2011. We renewed the Canada leases as of January 1, 2008 for a 2-year term with options for subsequent continuance. The provisions of the lease renewals in Canada specified that either party can terminate the lease for any reason by giving the other party at least 120 days prior written notice. In 2008, the Company decided to terminate the current lease in Canada and provided the landlord the specified 120 day notice as of October 1, 2008 in accordance with the lease agreement. On September 24, 2008, we entered into a new agreement to lease approximately 20,000 square feet of space and have moved our current Canadian operations to this new location which is closer to Montreal and provides more access to employees allowing for more growth. The lease has a minimum term of 3 years and commenced on January 1, 2009. Annual gross rent is $400,000 Canadian dollars for the initial 3 year term. Based on the exchange rate at December 31, 2009, annual rent will approximate $381,000 in US dollars. Additionally, Rainmaker will be responsible for its proportionate share of utilities, taxes and other common area maintenance charges during the lease term. In the quarter ended June 30, 2008, we decided to close our Oakland facility and vacated the premises. At this time, we recorded a liability for the fair value of the remaining lease payments, less the estimated sub-lease rentals, of approximately $227,000 and wrote-off the net book value of the remaining furniture, fixtures and equipment at this location of approximately $76,000. In the 4th quarter of 2008, we exercised the early termination provision of the lease agreement with a payment of approximately $128,000 to the landlord for this location.

With our acquisition of Qinteraction, we assumed existing lease obligations at their Manila, Philippines offices. We assumed 2 office space leases and a parking lease. We occupy approximately 40,280 square feet on 3 floors in the BPI building in Manila. Our current lease for this space commenced on April 1, 2008, has a 5 year term and terminates on March 31, 2013. Based on the exchange rate as of December 31, 2009, our annual base rent will escalate from approximately $555,000 for the twelve months ended December 31, 2010 to $643,000 for the 2012 calendar year, the final full year of the lease that ends in March 2013. During 2008 and the three months ended March 31, 2009, we amended and then terminated our lease in the Pacific Star building and we currently do not occupy any space in this building as of March 31, 2009. Our parking lease began in March 2006, has a 5 year term and terminates in March 2011. Based on the exchange rate as of December 31, 2008, our annual base rent on this lease is approximately $7,000.

With the establishment of our Rainmaker Europe subsidiary in 2009, we signed a short-term office services agreement for shared office space in London, England. The initial term of the agreement was April 27, 2009 through August 31, 2009, with the option to renew on a monthly basis. Rainmaker plans to continue renewing this agreement on a monthly basis through March 2010. Monthly base rental is 8,700 Great Britain Pounds and based on the exchange rate as of December 31, 2009, approximates $15,000 monthly in US Dollars. With our acquisition of Optima Consulting Partners Limited in January 2010, we plan to consolidate our operations in the United Kingdom in Optima’s office and we do not plan to continue with this lease in London effective March 31, 2010.

Rent expense, net of sub-lease income, under operating lease agreements during the years ended December 31, 2009, 2008 and 2007 was $1,817,000, $2,485,000 and $2,142,000, respectively. The 2009 rent expense was net of approximately $56,000 in sublease revenue from our Austin property. The 2008 rent expense included approximately $227,000 as a result of the recording of the estimated rent expense related to the Oakland office closure, and was net of approximately $125,000 in sublease revenue from our Austin property.

Guarantees

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. The letter of credit was issued under the Revolving Credit Facility described above. As of December 31, 2009, no amounts had been drawn against the letter of credit.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of December 31, 2009 and 2008.

Contractual Obligations

Capital Leases

In March 2008, we entered into a 3-year software licensing agreement with Microsoft GP. In accordance with the terms of the agreement, we will pay three annual installments of approximately $254,000 beginning in April 2008 for the licensing rights to use certain Microsoft software. The present value of the future lease payments is included as a liability on the balance sheet as a current lease obligation as of December 31, 2009. The effective annual interest rate on the capital lease obligation is estimated to be 6.25%.

Term Loans

In connection with our acquisition of the assets of CAS Systems and its Canadian subsidiary, Rainmaker and its Canadian subsidiary, Rainmaker Systems (Canada) Inc., issued notes payable in the amounts of $1.4 million and $600,000, respectively. The two notes are payable in three consecutive annual installments of approximately $467,000 and $200,000, respectively, each, commencing on January 25, 2008, with subsequent installments payable on the anniversary date in 2009 and 2010. The notes bear interest at a fixed rate of 5.36% per annum on the outstanding principal amount which is payable at the end of each calendar quarter. The first and second annual installments of these notes in the aggregate amount of $667,000 each were paid in January 2008 and 2009. The final installment of approximately $667,000 was paid in January 2010.

In accordance with the Revolving Credit Facility, advances under the equipment finance sub-facility shall be repaid in equal monthly installments commencing in January 2009 through October 2011. At December 31, 2009, we had a principal balance of $1.9 million outstanding under the equipment finance sub-facility that is to be repaid in equal monthly installments of approximately $88,000 through October 2011. The interest rate per annum for advances under the equipment finance sub-facility is equal to the prime rate plus 0.50%, subject to a minimum interest rate of 6.00%.

Revolving Credit Facility

In October 2008, we executed further amendments to our secured revolving line of credit (the “Revolving Credit Facility”) with Bridge Bank. The amendments extended the maturity date of the Revolving Credit Facility from October 10, 2008 to October 10, 2009 and increased the maximum amount of revolving credit available from $4,000,000 to $6,000,000, with a $1,000,000 sub-facility for standby letters of credit and a new $3,000,000 sub-facility for the purpose of purchasing new equipment until December 31, 2008. Advances under the equipment finance sub-facility are being repaid in equal monthly installments that commenced in January 2009 and continue through October 2011. On December 3, 2009, we executed a further amendment to Revolving Credit Facility. The amendment extends the maturity date of the Revolving Credit Facility from October 10, 2009 to October 10, 2010. The maximum amount of revolving credit available to the company remains at $6,000,000, with a $1,000,000 existing sub-facility for standby letters of credit, $1,941,000 outstanding on our existing equipment finance sub-facility, and a new $1,700,000 term loan line which can be used for any borrowings until March 10, 2010. The interest rate per annum for revolving advances under the Revolving Credit Facility is equal to the greater of (i) 3.5%, or (ii) one quarter of one percent (0.25%) above the prime lending rate, currently at 4.5%. The interest rate per annum for advances under the equipment finance sub-facility and the term loan line is equal to a fixed rate of 6.0%. Advances under the equipment finance sub-facility are being repaid in equal monthly installments of approximately $88,000 through October 2011. As of December 31, 2009, the company had $1,941,000 outstanding under the equipment finance sub-facility and had one undrawn letter of credit outstanding under the Revolving Credit Facility in the aggregate face amount of $100,000. If any advances are made under the term loan line, all existing equipment sub-facility advances together with all term loan advances outstanding on March 31, 2010 will be re-amortized, and shall be payable in thirty six (36) equal monthly installments of principal, plus all accrued interest, beginning on April 10, 2010, and continuing on the same day of each month thereafter through March 31, 2013, at which time all amounts owed, if any, shall be immediately due and payable. On January 29, 2010, we borrowed the $1.7 million available from the term loan line of the Revolving Credit facility.

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

In May 2009, the FASB issued ASC 855 (formerly Statement No. 165), “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. In February of 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855), Amendments to Certain Recognition and Disclosure Requirements. This amendment to Topic 855 eliminates the requirement that an SEC filer disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. The ASU does not change the requirement that SEC filers evaluate subsequent events through the date the financial statements are issued. We adopted the provisions of ASC 855 in the second quarter of fiscal 2009.

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

In December 2007, the FASB issued ASC 805 (formerly Statement No. 141R), Business Combinations. ASC 805 requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. ASC 805 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have adopted the provisions of ASC 805 during the 2009 fiscal year.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Rainmaker Systems, Inc.

Campbell, California

We have audited the accompanying consolidated balance sheets of Rainmaker Systems, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rainmaker Systems, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/    BDO SEIDMAN, LLP

San Francisco, California

March 31, 2010

RAINMAKER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$15,129	$20,040
Restricted cash	13	942
Accounts receivable, less allowance for doubtful accounts of $58 and $550 at December 31, 2009 and 2008	7,604	10,560
Prepaid expenses and other current assets	1,895	2,092

Total current assets	24,641	33,634
Property and equipment, net	6,952	10,222
Intangible assets, net	890	1,611
Goodwill	3,777	3,507
Other noncurrent assets	2,409	2,472

Total assets	$38,669	$51,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,290	$10,220
Accrued compensation and benefits	1,079	1,201
Other accrued liabilities	2,221	2,981
Deferred revenue	2,656	3,825
Current portion of capital lease obligations	240	226
Current portion of notes payable	1,350	1,725

Total current liabilities	15,836	20,178
Deferred tax liability	281	198
Long term deferred revenue	229	543
Capital lease obligations, less current portion	—	240
Notes payable, less current portion	1,257	2,608

Total liabilities	17,603	23,767

Commitments and contingencies (Notes 4, 5, 6, 9 and 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 23,034,645 shares issued and 21,996,003 shares outstanding at December 31, 2009, and 21,579,251 shares issued and 21,178,010 shares outstanding at December 31, 2008	20	19
Additional paid-in capital	121,138	118,628
Accumulated deficit	(96,997)	(88,681)
Accumulated other comprehensive loss	(1,381)	(1,355)
Treasury stock, at cost, 1,038,642 shares at December 31, 2009 and 401,241 shares at December 31, 2008	(1,714)	(932)

Total stockholders’ equity	21,066	27,679

Total liabilities and stockholders’ equity	$38,669	$51,446

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Net revenue	$47,794	$66,327	$73,515
Costs of services	26,383	39,361	38,114

Gross margin	21,411	26,966	35,401

Operating expenses:
Sales and marketing	4,376	7,849	6,854
Technology and development	10,371	15,134	10,738
General and administrative	9,096	12,697	11,443
Depreciation and amortization	5,593	7,777	5,711
Impairment of goodwill & other intangible assets	—	13,747	—

Total operating expenses	29,436	57,204	34,746

Operating (loss) income	(8,025)	(30,238)	655
Interest and other (expense) income, net	(86)	(34)	1,407

(Loss) income before income tax expense	(8,111)	(30,272)	2,062
Income tax expense	205	335	558

Net (loss) income	$(8,316)	$(30,607)	$1,504

Basic net (loss) income per share	$(0.43)	$(1.58)	$0.09

Diluted net (loss) income per share	$(0.43)	$(1.58)	$0.08

Shares used to compute basic net (loss) income per share	19,345	19,333	17,569

Shares used to compute diluted net (loss) income per share	19,345	19,333	18,882

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2006	15,088,294	$15	—	—	$81,265	$(59,578)	—	$21,702

Net income	—	—	—	—	—	1,504	—	1,504
Foreign currency translation loss	—	—	—	—	—	—	(51)	(51)

Comprehensive income	—	—	—	—	—	—	—	1,453

Exercise of employee stock options	426,185	—	—	—	1,111	—	—	1,111
Issuance of common stock upon exercise of warrants	23,167	—	—	—	55	—	—	55
Issuance of common stock under employee stock purchase plan	9,414	—	—	—	76	—	—	76
Issuance of common stock in follow-on offering, net	3,500,000	3	—	—	27,200	—	—	27,203
Issuance of common stock for Qinteraction stock	559,284	1	—	—	4,816	—	—	4,817
Issuance of restricted stock awards	920,250	—	—	—	—	—	—	—
Cancellation of restricted stock awards	(167,034)	—	—	—	—	—	—	—
Stock based compensation – option plan	—	—	—	—	611	—	—	611
Stock based compensation – restricted stock awards	—	—	—	—	1,203	—	—	1,203
Surrender of shares for tax withholding	(33,600)	—	33,600	(233)	—	—	—	(233)
Tax benefit of stock option exercises	—	—	—	—	54	—	—	54

Balance at December 31, 2007	20,325,960	19	33,600	(233)	116,391	(58,074)	(51)	58,052

Net loss	—	—	—	—	—	(30,607)	—	(30,607)
Foreign currency translation loss	—	—	—	—	—	—	(1,304)	(1,304)

Comprehensive loss	—	—	—	—	—	—	—	(31,911)

Exercise of employee stock options	18,665	—	—	—	32	—	—	32
Issuance of common stock under employee stock purchase plan	5,277	—	—	—	13	—	—	13
Issuance of restricted stock awards	1,474,000	—	—	—	—	—	—	—
Cancellation of restricted stock awards	(278,251)	—	—	—	—	—	—	—
Stock based compensation – option plan	—	—	—	—	587	—	—	587
Stock based compensation – restricted stock awards	—	—	—	—	1,605	—	—	1,605
Surrender of shares for tax withholding	(78,959)	—	78,959	(187)	—	—	—	(187)
Purchases of treasury stock	(288,682)	—	288,682	(512)	—	—	—	(512)

Balance at December 31, 2008	21,178,010	19	401,241	(932)	118,628	(88,681)	(1,355)	27,679

Net loss	—	—	—	—	—	(8,316)	—	(8,316)
Foreign currency translation gain	—	—	—	—	—	—	(26)	(26)

Comprehensive loss	—	—	—	—	—	—	—	(8,342)

Exercise of employee stock options	8,644	—	—	—	8	—	—	8
Issuance of common stock under employee stock purchase plan	2,500	1	—	—	2	—	—	3
Issuance of restricted stock awards	1,846,500	—	—	—	—	—	—	—
Cancellation of restricted stock awards	(402,250)	—	—	—	—	—	—	—
Stock based compensation – option plan	—	—	—	—	358	—	—	358
Stock based compensation – restricted stock awards	—	—	—	—	2,142	—	—	2,142
Surrender of shares for tax withholding	(279,275)	—	279,275	(372)	—	—	—	(372)
Purchases of treasury stock	(358,126)	—	358,126	(410)	—	—	—	(410)

Balance at December 31, 2009	21,996,003	$20	1,038,642	$(1,714)	$121,138	$(96,997)	$(1,381)	$21,066

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2009	2008	2007
Operating activities:
Net (loss) income	$(8,316)	$(30,607)	$1,504
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	4,543	4,542	2,646
Amortization of intangible assets	1,050	3,235	3,065
Impairment of goodwill & other intangible assets	—	13,747	—
Stock based compensation charges	2,500	2,192	1,814
(Credit) provision for allowances for doubtful accounts	(311)	637	408
Amortization of discount on notes receivable	—	—	(44)
Loss on disposal of fixed assets	343	169	41
Write-down of investment	—	749	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	3,275	9,428	(5,634)
Prepaid expenses and other assets	295	977	(1,440)
Accounts payable	(1,971)	(15,205)	2,185
Accrued compensation and benefits	(147)	(836)	(310)
Other accrued liabilities	(830)	(452)	223
Income tax payable	(23)	(44)	239
Deferred tax liability	85	31	124
Deferred revenue	(1,483)	426	47

Net cash (used in) provided by operating activities	(990)	(11,011)	4,868

Investing activities:
Purchases of property and equipment	(1,471)	(5,313)	(4,671)
Restricted cash, net	929	(785)	157
Acquisition of businesses, net of cash acquired	(510)	(1,000)	(9,027)
Purchase of notes receivable and warrants	—	—	(2,500)

Net cash used in investing activities	(1,052)	(7,098)	(16,041)

Financing activities:
Proceeds from issuance of common stock from option exercises	8	32	1,111
Proceeds from issuance of common stock from ESPP	3	13	76
Proceeds from issuance of common stock from warrant exercises	—	—	55
Tax benefit of stock option exercises	—	—	54
Net proceeds from follow-on offering of common stock	—	—	27,203
Repayment of notes payable	(1,718)	(1,062)	(1,501)
Repayment of capital lease/debt obligations	(226)	(253)	(2)
Net borrowings under revolving line of credit	—	3,000	—
Tax payments in connection with treasury stock surrendered	(372)	(187)	(233)
Purchases of treasury stock	(410)	(512)	—

Net cash (used in) provided by financing activities	(2,715)	1,031	26,763

Effect of exchange rate changes on cash	(154)	(289)	(179)

Net (decrease) increase in cash and cash equivalents	(4,911)	(17,367)	15,411

Cash and cash equivalents at beginning of year	20,040	37,407	21,996

Cash and cash equivalents at end of year	$15,129	$20,040	$37,407

Supplemental disclosures of cash flow information:
Cash paid for interest	$223	$108	$208

Cash paid for income taxes	$114	$312	$223

Supplemental non-cash investing and financing activities:
Acquisitions of assets under capital lease	$—	$719	$—

Common stock issued in acquisitions	$—	$—	$4,817

Notes payable issued in acquisitions	$—	$—	$2,000

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

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of our cash and cash equivalents at December 31, 2009 and 2008, (in thousands):

	December 31,
	2009	2008
Cash and cash equivalents:
Cash	$8,465	$10,781
Money market funds	6,664	9,259

Total cash and cash equivalents	$15,129	$20,040

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 31, 2009 and 2008, our allowance for potentially uncollectible accounts was $58,000 and $550,000, respectively.

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

Goodwill and Other Intangible Assets

We completed several acquisitions during the period January 1, 2005 through December 31, 2009. Goodwill represents the excess of the acquisition purchase price over the estimated fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but instead tested for impairment at least annually or more frequently

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

if events and circumstances indicate that the asset might be impaired. In our analysis of goodwill and other intangible assets we apply the guidance of FASB ASC 350-20-35, Intangibles – Goodwill and Other-Subsequent Measurement in determining whether any impairment conditions exist. In our analysis of other finite lived amortizable intangible assets, we apply the guidance of FASB ASC 360-10-35, Property, Plant and Equipment-Subsequent Measurement, in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various technologies, customer relationships and trade names of the businesses we have acquired.

In the 4 th quarter of 2008, we performed our annual goodwill impairment evaluation required under FASB ASC 350-20-35 and concluded that goodwill was impaired along with our other intangible assets under FASB ASC 360-10-35. The impairment was a result of our market capitalization declining significantly with the price of our stock, declining sales, depressed market conditions, deteriorating industry trends, and a significant downward revision of our forecasts. The ultimate result of the impairment evaluation was a charge in the 4th quarter of $11.5 million to write off the entire amount of goodwill on two of our reporting units (Lead Development and Rainmaker Asia) and a charge of approximately $2.2 million to write off a majority of the other intangible assets on these same two reporting units. In the 4th quarter of 2009, we performed our annual goodwill impairment evaluation and determined that there was no impairment in 2009. At December 31, 2009, we had approximately $3.8 million in goodwill recorded on our contract sales reporting unit. The estimated fair value of this reporting unit exceeded the carrying value by approximately $1.2 million or 7% at December 31, 2009.

We report segment results in accordance with ASC 280, Segment Reporting. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by detailed information listing revenues by customer and product line, for purposes of making operating decisions and assessing financial performance. Currently the chief operating decision maker does not use product line financial performance as a basis for business operating decisions. Accordingly, the Company has concluded that it has one operating and reportable segment. However, in accordance with FASB ASC 350-20-35, we are required to test goodwill for impairment at the reporting unit level which is an operating segment or one level below an operating segment. Thus, our reporting units for goodwill impairment testing are Contract Sales, Lead Development and Rainmaker Asia.

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

In the 4th quarter of 2008, in connection with the goodwill impairment testing discussed above, we had to evaluate our other long-lived assets which included amortized intangible assets. Based on this analysis, we determined that the carrying value of our amortizable intangible assets exceeded their fair value based upon the

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated discounted cash flows related to the assets and we recorded impairment charges of approximately $1.1 million related to intangible assets held at the Lead Development reporting unit, and approximately $1.1 million related to intangible assets held at the Rainmaker Asia reporting unit. In the 4th quarter of 2009, we performed our annual goodwill impairment analysis and noted no impairment.

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

We also evaluate our agreements for multiple element arrangements. Our agreements typically do not contain multiple deliverables. However, in the few instances where our agreements have contained multiple deliverables, they usually do not have value to our customers on a standalone basis, and therefore the deliverables are considered together as one unit of accounting. Revenue is then recorded using the proportional performance model, where revenue is recognized as performance occurs over the term of the contract and any initial set up fees are recognized over the estimated customer life.

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

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

We expense advertising costs as incurred. These costs were not material and are included in sales and marketing expense.

Income Taxes

We account for income taxes using the liability method. The liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At December 31, 2009 and December 31, 2008, we had gross deferred tax assets of $25.8 million and $23.9 million, respectively. In 2009 and 2008, the deferred tax asset was subject to a 100% valuation allowance and therefore is not recorded on our balance sheet as an asset. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.

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

Our policy for recording interest and penalties related to uncertain tax positions is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in interest and other income (expense), net, in the statement of operations. There were immaterial amounts accrued for interest and penalties related to uncertain tax positions as of December 31, 2009.

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

We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the year ended December 31, 2009, three clients accounted for 10% or more of our revenue with Sun Microsystems representing approximately 22% of our revenue, Hewlett-Packard representing approximately 16% of our revenue and Symantec accounting for approximately 10% of our revenue. In 2008, Hewlett-Packard accounted for approximately 20% of our revenue and was the only client that accounted for 10% or more of our revenue. In 2007, Dell and Hewlett-Packard each accounted for more than 10% of our net revenue and collectively represented 43% of our net revenue, with Dell representing 29% and Hewlett-Packard representing approximately 14%.

No individual client’s end-user customer accounted for 10% or more of our revenues in any period presented.

We have outsourced services agreements with our clients that expire at various dates ranging through December 2012. Our agreements with Hewlett-Packard, a significant client, expire at various dates from August 2010 through August 2012, and can generally be terminated prior to expiration with ninety days notice. Our agreement with Symantec, a significant client, was renewed on February 24, 2010, and is effective April 1, 2010 for a term of two years, expiring on March 31, 2012, if not renewed prior to expiration. We have various agreements with Sun Microsystems, our largest client as of December 31, 2009, with various termination provisions ranging from termination with 60 days notice to termination rights in August 2010. On February 5, 2010, we received written notice from Sun Microsystems that they had elected to terminate the Global Inside Sales Program Statement of Work agreement dated March 31, 2009, effective as of February 28, 2010. The notice followed the acquisition of Sun Microsystems by Oracle Corporation and affected the contract sales services that we were performing for Sun. These services accounted for approximately 13% of our fiscal 2009 annual revenue and 21% of our fourth quarter fiscal 2009 revenue.

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

Segment Reporting

We report segment results in accordance with ASC 280, Segment Reporting. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by detailed information listing revenues by customer and product line, for purposes of making operating decisions and assessing financial performance. Currently the chief operating decision maker does not use product line financial performance as a basis for business operating decisions. Accordingly, the Company has concluded that it has one operating and

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reportable segment. We have call centers within the United States of America, Canada, Philippines and the United Kingdom where we perform services on behalf of our clients to customers who are almost entirely located in North America.

The following is a breakdown of net revenue by product line for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2009	2008	2007
Contract sales	$24,953	$25,574	$34,564
Lead development	18,456	36,368	34,962
Training sales	4,385	4,385	3,989

Total	$47,794	$66,327	$73,515

Foreign revenues are attributed to the country of the business entity that executed the contract. The Company utilizes our call centers in the United States, Canada and the Philippines to fulfill these contracts. The following is a geographic breakdown of our net revenue for the years ended ended December 31, 2009, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2009	2008	2007
United States	$41,526	$58,136	$69,069
Cayman Islands	4,476	6,307	3,451
Philippines	1,792	1,884	995

Total	$47,794	$66,327	$73,515

Property and equipment information is based on the physical location of the assets and goodwill and intangible information is based on the country of the business entity to which these are allocated. The following is a geographic breakdown of net long-lived assets as of December 31, 2009 and 2008 (in thousands):

	Property & Equip., Net	Goodwill	Intangible Assets, Net
2009
United States	$4,097	$3,777	$576
Cayman Islands	—	—	314
Philippines	2,507	—	—
Canada	217	—	—
United Kingdom	131	—	—

2008 Total	$6,952	$3,777	$890

2008
United States	$6,380	$3,507	$1,011
Cayman Islands	—	—	600
Philippines	3,508	—	—
Canada	334	—	—

2008 Total	$10,222	$3,507	$1,611

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2009, the FASB issued ASC 855 (formerly Statement No. 165), “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. In February of 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855), Amendments to Certain Recognition and Disclosure Requirements. This amendment to Topic 855 eliminates the requirement that an SEC filer disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. The ASU does not change the requirement that SEC filers evaluate subsequent events through the date the financial statements are issued. We adopted the provisions of ASC 855 in the second quarter of fiscal 2009.

In June 2008, the FASB issued “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (formerly EITF 03-6-1), that was incorporated into topic ASC 260, Earnings per Share, of the Codification. This guidance clarifies that unvested share-based payment awards with a

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2007, the FASB issued ASC 805 (formerly Statement No. 141R), Business Combinations. ASC 805 requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. ASC 805 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have adopted the provisions of ASC 805 during the 2009 fiscal year.

2. Net (Loss) Income Per Share

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

The following table presents the calculation of basic and diluted net (loss) income per common share (in thousands, except per share data):

	Years Ended December 31,
	2009	2008	2007
Net (loss) income	$(8,316)	$(30,607)	$1,504

Weighted-average common shares of common stock outstanding – basic	19,345	19,333	17,569
Plus: Outstanding dilutive options, warrants and unvested restricted stock awards outstanding	—	—	2,675
Less: weighted-average shares subject to repurchase	—	—	(1,362)

Weighted-average shares used to compute diluted net loss per share	19,345	19,333	18,882

Basic net (loss) income per share	$(0.43)	$(1.58)	$0.09

Diluted net (loss) income per share	$(0.43)	$(1.58)	$0.08

For the years ended December 31, 2009, 2008 and 2007, the Company excluded certain options and warrants from the calculation of basic and diluted earnings per share because these securities were antidilutive. For the year ended December 31, 2009, the Company excluded all 4.2 million options, warrants and unvested restricted share awards from the calculation of basic and diluted net loss per share because these securities were antidilutive. For the year ended December 31, 2008, the Company excluded all 4.6 million options, warrants and unvested restricted share awards from the calculation of basic and diluted net loss per share because these securities were antidilutive. In 2007, the Company excluded approximately 368,000 options and warrants since the exercise price of these options and warrants were greater than the average price of the Company’s common stock during these periods.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Balance Sheet Components (in thousands)

		December 31,
		2009	2008
Prepaid expenses and other current assets:
Prepaid insurance		$218	$321
Prepaid support and maintenance contracts		675	564
Deferred commission expense		208	503
Other prepaid expenses and other current assets		794	704

		$1,895	$2,092

		December 31,
		2009	2008
Property and equipment:
	Estimated Useful Life
Computer equipment	3 years	$9,420	$9,878
Capitalized software and development	2-5 years	10,568	14,868
Furniture and fixtures	5 years	714	1,086
Leasehold improvements	Lease term	1,171	1,360

		21,873	27,192
Accumulated depreciation and amortization		(15,282)	(17,248)
Construction in process (1)		361	278

Property and equipment, net		$6,952	$10,222

(1)	Construction in process at December 31, 2009, consists primarily of costs incurred to further develop and enhance the Company’s eCommerce platform. Estimated costs to complete these projects are in the range of $900,000 to $1.2 million, subject to future revisions.

	Estimated Useful Life	December 31,
		2009	2008
Intangible assets:
Developed technology (2)	3-5 years	$1,250	$920
Customer relations	2-5 years	2,790	2,790
Database	5 years	147	147

		4,187	3,857
Accumulated amortization		(3,297)	(2,246)

Intangibles and indefinite life intangibles, net		$890	$1,611

(2)	In the 4th quarter of 2009, we acquired $330,000 in developed technology intangible assets with the acquisition of Grow Commerce.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future amortization of intangible assets at December 31, 2009 is as follows:

Intangible Amortization
2010	$529
2011	259
2012	102

Total future amortization	$890

The customer relations intangible is being amortized on an accelerated basis to match the estimated future cash flows generated from this intangible asset. Developed technology and database are being amortized using a straight-line method.

The value of our intangibles is based on allocations of the purchase price of assets included in our acquisitions (Note 5). For developed technology, the allocation was based on the estimated cost to reproduce the technology as well as market comparisons for similar purchases. For customer relations, we estimated the cash flows associated with the excess earnings the contacts would generate and allocated the present value of those earnings to the asset. For the database, we estimated the relief from royalties that we would have had to otherwise pay to use these assets and allocated the present value of those payments to the assets. See Note 5 for a discussion of discount rates used.

The following table reflects the activity in our accounting for goodwill for the years ended December 31, 2008 and 2009:

	Sunset Direct	Launch Project	Business Telemetry	ViewCentral	CAS Systems	Qinteraction	Grow Commerce	Total
Balance at December 31, 2007	3,223	258	$658	$2,849	$1,918	$5,633	$—	$14,539
Purchase price adjustments	—	—	—	—	1,000	—	—	1,000
Foreign currency adjustments	—	—	—	—	(242)	(246)	—	(488)
Write-off of goodwill (3)	(3,223)	(258)	—	—	(2,676)	(5,387)	—	(11,544)

Balance at December 31, 2008	—	—	658	2,849	—	—	—	3,507
Acquisition of Grow Commerce	—	—	—	—	—	—	270	270

Balance at December 31, 2009	$—	$—	$658	$2,849	$—	$—	$270	$3,777

(3)

In 2008, we performed our annual goodwill impairment evaluation required under FASB ASC 350-20-35, Intangibles – Goodwill and Other-Subsequent Measurement, and concluded that goodwill was impaired along with our other intangible assets under FASB ASC 360-10-35, Property, Plant and Equipment-Subsequent Measurement. The impairment was a result of our market capitalization declining significantly with the price of our stock, declining sales, depressed market conditions, deteriorating industry trends, and a significant downward revision of our forecasts. The ultimate result of the impairment evaluation was a charge in the 4th quarter of $11.5 million to write off the entire amount of goodwill on two of our reporting units (Lead Development and Rainmaker Asia) and a charge of approximately $2.2 million to write off a majority of the other intangible assets on these same two reporting units. Our goodwill and intangible assets were primarily established in purchase accounting at the completion of the Sunset Direct, View Central, CAS Systems, and Qinteraction acquisitions.

The projected discounted cash flows for our three reporting units (Contract Sales, Lead Development, and Rainmaker Asia) were based on discrete three-year financial forecasts developed by management for

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

planning purposes. Cash flows beyond the discrete forecasts through 2016 were estimated based on both the reporting units’ respective historical performance and comparison to comparable public companies. The annual sales growth rates ranged from negative 7% to positive 16% during the discrete forecast period. These forecasts represent the best estimate that our management had at the time and believe to be reasonable. The terminal value of our reporting units was determined using the Gordon Growth Model, which applied a long-term revenue growth rate of 3%. The terminal value represents the value of our reporting units at the end of the discrete forecast period. The future cash flows and terminal value were discounted to present value using a discount rate range of 18%—20%. The discount rate was based on an analysis of the weighted average cost of capital of our reporting units.

ASC 350-20-35 provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of the reporting unit to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment. Step 1 of the impairment analysis determined that the carrying value of our Lead Development and Rainmaker Asia reporting units, subsequent to the impairment of our other finite-lived amortizable intangible assets noted above, was greater than their fair value, and that the goodwill relating to these reporting units was impaired. Upon completion of Step 2 of the analysis, we recorded a goodwill impairment charge of approximately $6.1 million on the Lead Development reporting unit and approximately $5.4 million on the Rainmaker Asia reporting unit, representing the entire balance of goodwill at these reporting units. The impairment evaluations for goodwill and other intangible assets included reasonable and supportable assumptions and were based on estimates of projected future cash flows.

In the 4th quarter of 2009, we performed our annual goodwill impairment evaluation and concluded that our remaining net book value of goodwill was less than the fair value and that goodwill was not impaired.

	December 31,
	2009	2008
Other long-term assets:
Deposits	$313	$314
Note Receivable – Market2Lead (4)	1,250	1,250
Investment in Market2Lead (4)	740	740
Other	106	168

Other long-term assets	$2,409	$2,472

(4)

In October 2007, we provided $2.5 million in growth capital to this privately-held company. The transaction was structured as a $1.25 million convertible loan and a $1.25 million term loan secured by substantially all of the assets of the privately-held company including intellectual property. We also received a warrant as a part of this transaction to purchase approximately 411,000 shares of common stock of the privately-held company. In October 2008, the convertible debt automatically converted to 619,104 shares of Series A Preferred stock of the privately-held company. Because the private equity investment represents less than 20% in the investee company, and because the Company does not have any significant influence on the investee company, the investments are accounted for in accordance with the cost method. During the fourth quarter of 2008, we assessed our investment for impairment as we observed that there were indicators of impairment. In the 4th quarter of 2008, we took an impairment charge in other expense of approximately $749,000 which represented a write-off of the remaining carrying value of the warrant of $239,000 and a write-down of the carrying value of the investment in Series A Preferred stock of the privately-held company of $510,000 in order to write-down these assets to their respective fair values. It is possible that the factors evaluated by management and fair values will change in subsequent periods, resulting in material

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment charges in future periods. Based on our review of this investement during the fourth quarter of 2009, there was no additional impairment of the investment during 2009.

4. Capital Leases, Financing Agreements, Financing Obligations and Guarantees

Capital Leases

In March 2008, we entered into a 3-year software licensing agreement with Microsoft GP. In accordance with the terms of the agreement, we will pay three annual installments of approximately $254,000 beginning in April 2008 for the licensing rights to use certain Microsoft software. The present value of the future lease payments is included as a liability on the balance sheet as a current lease obligation as of December 31, 2009. The effective annual interest rate on the capital lease obligation is estimated to be 6.25%.

Financing Agreements

Notes payable consists of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
Notes Payable – CAS Systems	$666	$1,333
Revolving Credit Facility (Equipment Sub-facility A)	1,941	3,000

Total Notes Payable	2,607	4,333
Less: Current Portion	(1,350)	(1,725)

Total Notes Payable, less current portion	$1,257	$2,608

In October 2008, we executed further amendments to our secured revolving line of credit (the “Revolving Credit Facility”) with Bridge Bank. The amendments extended the maturity date of the Revolving Credit Facility from October 10, 2008 to October 10, 2009 and increased the maximum amount of revolving credit available from $4,000,000 to $6,000,000, with a $1,000,000 sub-facility for standby letters of credit and a new $3,000,000 sub-facility for the purpose of purchasing new equipment until December 31, 2008. Advances under the equipment finance sub-facility are being repaid in equal monthly installments that commenced in January 2009 and continue through October 2011. On December 3, 2009, we executed a further amendment to Revolving Credit Facility. The amendment extends the maturity date of the Revolving Credit Facility from October 10, 2009 to October 10, 2010. The maximum amount of revolving credit available to the company remains at $6,000,000, with a $1,000,000 existing sub-facility for standby letters of credit, $1,941,000 outstanding under the equipment finance sub-facility, and a new $1,700,000 term loan line which can be used for any borrowings until March 10, 2010. The interest rate per annum for revolving advances under the Revolving Credit Facility is equal to the greater of (i) 3.5%, or (ii) one quarter of one percent (0.25%) above the prime lending rate, currently at 4.5%. The interest rate per annum for advances under the equipment finance sub-facility and the term loan line is equal to a fixed rate of 6.0%. Advances under the equipment finance sub-facility are being repaid in equal monthly installments of approximately $88,000 through October 2011. As of December 31, 2009, the company had $1,941,000 outstanding under the equipment finance sub-facility and had one undrawn letter of credit outstanding under the Revolving Credit Facility in the aggregate face amount of $100,000. If any advances are made under the term loan line, all existing equipment sub-facility advances together with all term loan advances outstanding on March 31, 2010 will be re-amortized, and shall be payable in thirty six (36) equal monthly installments of principal, plus all accrued interest, beginning on April 10, 2010, and continuing on the same day of each month thereafter through March 31, 2013, at which time all amounts owed, if any, shall be immediately due and payable. On January 29, 2010, we borrowed the $1.7 million available from the term loan line of the Revoloving Credit Facility. In accordance with the terms of the Revolving Credit Facility, we have re-amortized

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the payment of the $1,941,000 outstanding under the equipment finance sub-facility effective as of March 31, 2010, to be payable in thirty six equal monthly installments and have adjusted the current and long-term portion of this debt on the balance sheet and have also adjusted the future debt maturity schedule below.

The amended Revolving Credit Facility is secured by substantially all of Rainmaker’s consolidated assets including intellectual property. Rainmaker must comply with certain financial covenants, including not incurring a quarterly non-GAAP profit or loss negatively exceeding by more than 10% the amount of the non-GAAP profit or loss recited in the company’s operating plan approved by Bridge Bank and maintaining unrestricted cash with Bridge Bank equal to the greater of $2.0 million or the principal amount of the indebtedness from time to time outstanding with Bridge Bank. The Revolving Credit Facility contains customary covenants that will, subject to limited exceptions, limit our ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Revolving Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Revolving Credit Facility. For the six months ended June 30, 2009, we did not meet the performance to plan financial covenant as our year to date net loss exceeded by 10% the amount of loss in our operating plan approved by Bridge Bank primarily due to our first quarter’s results of operations. We received a waiver from Bridge Bank for the violation of this covenant for the six months ended June 30, 2009. For the nine months ended September 30, 2009, and the twelve months ended December 31, 2009, we met this performance to plan financial covenant. At December 31, 2009, we were in compliance with all other loan covenants. We had originally entered into this Revolving Credit Facility with our lender in April 2004.

In January 2007, we acquired the assets of CAS Systems. In connection with our acquisition, Rainmaker and its Canadian subsidiary issued notes payable in the amounts of $1.4 million and $600,000, respectively. The two notes are payable in three consecutive annual installments of approximately $466,000 and $200,000, respectively, each, commencing on January 25, 2008, with subsequent installments payable on the anniversary date in 2009 and 2010. The notes bear interest at a fixed rate of 5.36% per annum which is payable at the end of each calendar quarter. The final payment of approximately $666,000 plus accrued interest was paid in January 2010.

In July 2005, we issued an Irrevocable Standby Letter of Credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. In 2004, we issued Irrevocable Standby Letters of Credit to two of our clients. The letters of credit were issued in the amount of $325,000 as a guarantee for service contracts sold by us on behalf of our clients and expired in September 2007. The letters of credit were issued under the Revolving Credit Facility described above. As of December 31, 2009, no amounts have been drawn against the letters of credit.

Future debt maturities at December 31, 2009 are as follows (in thousands):

Fiscal year ending December 31, 2010	$1,350
Fiscal year ending December 31, 2011	559
Fiscal year ending December 31, 2012	559
Fiscal year ending December 31, 2013	139

Total	$2,607

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of December 31, 2009 and 2008.

Restricted Cash

Restricted cash is comprised of cash receipts inadvertently remitted to the Company for goods and services sold by our clients.

5. Acquisitions

Grow Commerce

On October 5, 2009, we entered into and closed an Asset Purchase Agreement (the “Agreement”) with Grow Commerce, Inc., a California corporation. Grow Commerce was engaged in the business of providing e-commerce solutions to business customers and had developed certain technology that we plan to integrate into our technology platform to advance our eCommerce strategy during the 2010 fiscal year and future years. Under the terms of the Agreement, we purchased certain software products, customer contracts, vendor and other contracts, and all intellectual property rights of Grow Commerce for $600,000. A cash payment of $510,000 was made at closing and $90,000 was withheld as a reserve for the purposes of securing indemnity obligations under the agreement. The reserve will be released at the end of the twelve-month period following the acquisition, subject to potential offsets and post-closing conditions.

Our acquisition of Grow Commerce has been accounted for as a business combination under ASC 805 Business Combinations. A portion of the purchase price was allocated to Grow Commerce’s net identifiable intangible assets based on their estimated fair values. The excess of the purchase price over the net identifiable intangible assets was recorded as goodwill. The total purchase price was allocated as follows (in thousands):

Developed Technology	$330
Goodwill	270

Total purchase price allocation	$600

Amortization of the intangible assets is calculated using the straight-line method for the developed technology over an estimated useful life of three years. To determine the fair value of developed technology, we estimated the future cash flows associated with the excess earnings the technology would generate and allocated the present value of those earnings to the asset using a discount rate of approximately 20%.

No pro forma information is presented for the Grow Commerce acquisition since the effect of this acquisition on the results of operations was deemed insignificant.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Qinteraction Limited

On July 19, 2007, we entered into and closed a Stock Purchase Agreement (the “Purchase Agreement”) with the shareholders of Qinteraction Limited (“Qinteraction”), a Cayman Islands company, and James F. Bere, Jr. as representative of the shareholders. Qinteraction operates an offshore call center located in Manila, Philippines that provides a variety of business solutions including inbound sales and order-taking, inbound customer care, outbound telemarketing and lead generation, logistics support, and back-office processing. The results of Qinteraction’s operations have been included in our consolidated financial statements since the acquisition date. Under the terms of the Purchase Agreement, in exchange for all the outstanding shares of Qinteraction, Rainmaker paid at closing a total of $11.8 million, consisting of $7.0 million in cash and $4.8 million in Rainmaker common stock representing 559,284 shares based on the average closing stock price for the 5 days surrounding the announcement of the closing. The agreement also provided for a potential additional payment at the end of twelve months following the closing, based on the achievement of certain financial milestones for the 12-month period ending June 30, 2008, ranging from no additional payment up to a maximum of $4.5 million in cash and $3.5 million in Rainmaker common stock, subject to potential offset and post-closing conditions. Based upon the financial milestone measurement, the Company determined that no contingent payment has been earned. Accordingly, no additional purchase price has been recorded.

Our acquisition of Qinteraction was accounted for as a business combination. Assets acquired and liabilities assumed from Qinteraction were recorded at their estimated fair values as of July 19, 2007. The total purchase price was approximately $12.5 million as follows:

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

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

No pro forma presentation is required for Qinteraction as they were included in the Company’s operations for all of 2008 and 2009.

CAS Systems Asset Purchase

On January 25, 2007, we and our wholly-owned subsidiary, Rainmaker Systems (Canada) Inc., a Canadian federal corporation, simultaneously entered into and closed two Asset Purchase Agreements (the Purchase Agreements) with CAS Systems, Inc., a California corporation, 3079028 Nova Scotia Company, its wholly-owned Canadian subsidiary (collectively “CAS”) and Barry Hanson, as representative of the shareholders of CAS. The results of CAS’s operations have been included in our consolidated financial statements since that date. Under the terms of the Purchase Agreements, in exchange for substantially all of the assets of CAS and its Canadian subsidiary, Rainmaker paid a total of $2 million at closing, and paid an additional $2 million over three years plus interest at a fixed rate of 5.36% per annum. The Purchase Agreements also provided for a potential additional payment of $1 million contingent on attaining certain performance metrics at the end of the 12 months following the acquisition, subject to adjustment. The performance metrics were achieved, therefore the payment of $1 million was made by the Company in January 2008 and is included as additional purchase price and an addition to goodwill during 2008.

Our acquisition of CAS was accounted for as a business combination. Assets acquired and liabilities assumed from CAS were recorded at their estimated fair values as of January 25, 2007. The total purchase price (including the additional payment for the achieved performance metrics in 2008) was $5.3 million as follows (in thousands):

Cash payment for acquisition of CAS	$2,000
Notes Payable for acquisition of CAS	2,000
Additional payment for performance metrics achieved	1,000
Acquisition related transaction costs	297

Total purchase price	$5,297

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash	$490
Identified tangible assets	1,387
Developed technology	100
Customer relationships	1,100
Goodwill	2,710
Liabilities assumed	(320)
Deferred revenue assumed (1)	(170)

Total purchase price allocation	$5,297

(1)	We reduced the carrying value of the deferred revenue by 13.6%, which represents the reduction from carrying value to fair value for the legal performance obligation assumed from CAS.

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

No pro forma information is required for CAS Systems since they were included in the Company’s operations for all of 2008 and 2009.

6. Commitments

As of December 31, 2009, our off-balance sheet arrangements include operating leases for our facilities that expire at various dates through 2013, including the lease for the Company’s corporate headquarters in Campbell, California, the lease for our operations in Austin, Texas, Montreal, Canada, and London, England, and leases assumed in connection with the acquisition of Qinteraction Limited during 2007. All of these leases are described in detail below. These arrangements allow us to obtain the use of the facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up front cash flow related to purchasing the assets.

Our headquarters is located in one building in Campbell, California. In October 2009, we executed a second amendment to the operating lease for our corporate headquarters in Campbell, California to reduce our lease cost. Under this amendment, we have reduced the amount of space that we lease by 6,719 square feet to 16,430 square feet starting October 1, 2009, and reduced our lease cost per square foot by approximately 18%. We obtained a first right of refusal to the reduced space (6,719 square feet). The lease term originally began on November 1, 2005 and, after the first amendment, was set to end on January 31, 2010. Under this second amendment, the lease will expire on January 31, 2013. Annual gross rent under the amended lease increases from approximately $227,000 in the first year of the lease which ends September 30, 2010, and the base rent will increase by approximately 5% each year thereafter for the remaining term expiring January 31, 2013. In addition, we will

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

continue to pay our proportionate share of operating costs, maintenance on some of the common areas and taxes based on our occupancy. The original letter of credit issued to the landlord in the amount of $100,000 for a security deposit will remain in place.

In Austin, Texas we signed a new lease for approximately 21,388 square feet of space that commenced on June 16, 2009 for a term of 18.5 months through December 31, 2010. Annual rent in the new facility will approximate $205,000, or $17,000 monthly. Additionally, we will pay our proportionate share of maintenance on some of the common areas in the business park.

As a result of our acquisition of CAS Systems in January 2007, we acquired leased facilities near Montreal, Canada, where we occupied approximately 18,426 square feet of space covered by leases that were scheduled to expire on December 31, 2007. Additionally, we acquired leased facilities in Oakland, California where we occupied approximately 10,039 square feet of space covered by a lease that was due to expire on May 19, 2011. We renewed the Canada leases as of January 1, 2008 for a 2-year term with options for subsequent continuance. The provisions of the lease renewals in Canada specified that either party can terminate the lease for any reason by giving the other party at least 120 days prior written notice. In 2008, the Company decided to terminate the current lease in Canada and provided the landlord the specified 120 day notice as of October 1, 2008 in accordance with the lease agreement. On September 24, 2008, we entered into a new agreement to lease approximately 20,000 square feet of space and have moved our current Canadian operations to this new location which is closer to Montreal and provides more access to employees allowing for more growth. The lease has a minimum term of 3 years and commenced on January 1, 2009. Annual gross rent is $400,000 Canadian dollars for the initial 3 year term. Based on the exchange rate at December 31, 2009, annual rent will approximate $381,000 in US dollars. Additionally, Rainmaker will be responsible for its proportionate share of utilities, taxes and other common area maintenance charges during the lease term.

With our acquisition of Qinteraction, we assumed existing lease obligations at their Manila, Philippines offices. We assumed 2 office space leases and a parking lease. During 2008 and 2009, we amended and then terminated our lease in the Pacific Star building and we currently do not occupy any space in this building. We currently occupy approximately 40,280 square feet on 3 floors in the BPI building in Manila. Our current lease for this space commenced on April 1, 2008, has a 5 year term and terminates on March 31, 2013. Based on the exchange rate as of December 31, 2009, our annual base rent will escalate from approximately $555,000 for the twelve months ended December 31, 2010 to $643,000 for the 2012 calendar year, the final full year of the lease that ends in March 2013. Our parking lease began in March 2006, has a 5 year term and terminates in March 2011. Based on the exchange rate as of December 31, 2009, our annual base rent on this lease is approximately $7,000.

With the establishment of our Rainmaker Europe subsidiary in 2009, we signed a short-term office services agreement for shared office space in London, England. Rainmaker renewed the office services agreement and plans to continue renewing this agreement on a month-to-month basis through March 2010. Monthly base rental is approximately $15,000 based on the exchange rate as of December 31, 2009. With our acquisition of Optima Consulting Partners Limited in January 2010, we plan to consolidate our operations in the United Kingdom in Optima’s office and we do not plan to continue with this lease in London effective March 31, 2010. The Optima leases assumed with the acquisition are not included in the future minimum payments table below.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum payments under our non-cancelable operating leases at December 31, 2009 are as follows (in thousands):

2010	$1,422
2011	1,220
2012	896
2013	185

Total minimum payments	$3,723

Rent expense, net of sub-lease income, under operating lease agreements during the years ended December 31, 2009, 2008 and 2007 was $1,817,000, $2,485,000, and $2,142,000, respectively. The 2009 rent expense was net of approximately $56,000 in sublease revenue from our Austin property. The 2008 rent expense included approximately $227,000 as a result of the recording of the estimated rent expense related to the Oakland office closure, and was net of approximately $125,000 in sublease revenue from our Austin property.

7. Income Taxes

The components of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
United States	$(7,131)	$(20,830)	$1,834
Foreign	(980)	(9,442)	228
	—	—	—

	$(8,111)	$(30,272)	$2,062

Income tax expense for the years ended December 31, 2009, 2008 and 2007 consists of the following (in thousands):

	2009	2008	2007
Current:
Federal	$(152)	$30	$106
State	87	103	235
Foreign	184	173	93

	119	306	434

Deferred
Federal	80	44	98
State	6	4	7
Foreign	0	(19)	19

	86	29	124

Total income tax expense	$205	$335	$558

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation between the (benefit of) provision for income taxes computed by applying the U.S. federal tax rate to (loss) income before income taxes and the actual provision for income taxes for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	2009	2008	2007
Tax (benefit) expense computed at federal statutory rate	$(2,758)	$(10,292)	$701
Effect of state income taxes	61	71	160
Foreign rate differential	528	3,074	34
Change in valuation allowance	1,636	5,726	(590)
Stock based compensation	409	577	218
Goodwill impairment	—	1,096	—
Other	329	83	35

Total income tax expense	$205	$335	$558

Deferred income taxes reflect the net tax effects of temporary differences between the value of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets as of December 31, 2009 and 2008 are as follows (in thousands):

	Years Ended December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$21,267	$19,755
Depreciation and amortization	3,530	3,131
Accrued reserves and other	1,036	964

Total deferred tax assets	25,833	23,850
Valuation allowance	(25,833)	(23,850)

Net deferred tax assets	—	—

Deferred tax liabilities
Acquired goodwill	(281)	(198)

Net deferred tax liability	(281)	(198)

Total net deferred tax liability	$(281)	$(198)

Realization of deferred tax assets is dependent upon future taxable earnings, the timing and amount of which are uncertain. Due to the cumulative operating losses in earlier years and continued significant amount of loss in most recent year, management believes that it is not more likely than not that the deferred tax assets will be realizable in future periods. The valuation allowance for deferred tax assets increased approximately $2.0 million and $6.0 million during the years ended December 31, 2009 and 2008, respectively. The increase in valuation allowance is due to current year losses.

As of December 31, 2009, we had net operating loss carryforwards for federal and state of California tax purposes of $55.9 million and $38.6 million respectively. The net operating loss carryforwards will expire at various dates beginning in 2020 for federal, if not utilized. California has suspended the net operating losses for taxable years 2008 and 2009, and extended the loss carryforward period by two years. As a result of the law change, the net operating loss of California will begin to expire in 2014, if not utilized.

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

Effective April, 1, 2007, the Company’s Philippines subsidiary, Rainmaker Asia, Inc., was certified by the Philippine Economic Zone Authority as a PEZA enterprise, as the entity is housed in a PEZA accredited building and the subsidiary has export revenue of not less than 70% of its total revenues. One of the incentives of PEZA certification is a lower rate tax of 5% based on gross income, which is defined as gross revenue less certain costs of services and other allowed deductions. For the period of July, 1 2007 to December 2009, this entity is subject to the 5% gross income tax and is expected to continue to enjoy the 5% gross income tax until 2011.

The Company has adopted the accounting policy that interest and penalties will be classified as a component of the operating income and losses. Amounts of accrued interest and penalty recoded are not material as of December 31, 2009.

The Company does not anticipate any significant changes to the FASB ASC 740 (formerly known as FIN48) liability for unrecognized tax benefits within twelve months of this reporting date of its unrecognized tax benefits. The Company adopted the provisions of ASC 740 as of January 1, 2007. The amount of unrecognized tax benefit as of December 31, 2009 is not material.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s tax years starting from 2000 to 2009 remain open in the United States and in certain foreign tax jurisdictions.

8. Stockholders’ Equity

Preferred Stock

We have 5,000,000 shares of preferred stock authorized. The board of directors has the authority to issue the preferred stock and to fix or alter the rights, privileges, preferences and restrictions related to the preferred stock, and the number of shares constituting any such series or designation. No shares of preferred stock were outstanding at December 31, 2009 and 2008.

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

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As described in Note 5, we have issued common stock as consideration given in one acquisition during the three year period ended December 31, 2009. The following table summarizes the common stock issued in this transaction:

	($ in thousands, except share and per share amounts)
Acquisition	Transaction Date	# of Common Shares Issued	Market Price Used per Share	Value of Shares Issued	Registration Effective Date
Qinteraction Ltd.	July 19, 2007	559,284	$8.61	$4,817	November 7, 2007

For this transaction, the shares were subject to customary contractual prohibitions of sale. At December 31, 2009, the contractual prohibition of sale was removed for all of the Qinteraction shares; however, shares still remain in escrow pending resolution of a claim made by the Company.

Treasury Stock

During the 2008 and 2009 fiscal year, the Company had restricted stock awards that vested. The Company is required to withhold income taxes at statutory rates based on the closing market value of the vested shares on the date of vesting. The Company offers the ability to have vested shares withheld by the Company in an amount equal to the amount of taxes to be withheld. During 2009, the Company purchased 279,275 shares with a cost of approximately $373,000 from employees to cover federal and state taxes due. During 2008, the Company purchased 78,959 shares during the year with a cost of approximately $187,000 from employees and directors to cover federal and state taxes due.

In July 2008, the Company’s Board of Directors approved a Stock Repurchase Program (the “Program”) authorizing the repurchase of up to $3 million of its common stock. Under the Program, shares may be repurchased from time to time in open market transactions at prevailing market prices. The timing and actual number of shares purchased will depend on a variety of factors, such as price, corporate and regulatory requirements, and market conditions. Repurchases under the Program will be made using the Company’s available cash or borrowings. The Program will have a one-year term and may be commenced, suspended or terminated at any time, or from time-to-time at management’s discretion without prior notice. During the year ended December 31, 2009, we purchased 358,126 shares at a cost of approximately $410,000 or an average cost of $1.14 per share. During the year ended December 31, 2008, we purchased 288,682 shares at a cost of approximately $512,000 or an average cost of $1.77 per share. Additionally as of December 31, 2009, approximately $2,079,000 was available for future repurchases under the Program.

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

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At the beginning of the 2009 fiscal year, the number of shares authorized for grant under the 2003 Plan automatically increased on the first trading date of January by an amount equal to the lesser of 4% of our outstanding common stock at December 31 or 1,000,000 shares. In the quarter ended June 30, 2008, our stockholders approved a one-time increase of 950,000 shares in the number of shares available for grant under our 2003 Stock Incentive Plan. In the future, the Company may seek shareholder approval to increase the shares available to grant to employees based on the growth of the Company.

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

The 1999 Plan provided for a fixed issuance amount to non-employee members of the board of directors at prices not less than 100% of the fair value of the common stock on the date of grant and a maximum term of ten years from the date of grant. Generally, options granted to non-employee members of the board of directors are immediately exercisable and vest in two or more installments over periods ranging from twelve to twenty-four months from the date of grant. Unvested options expire twelve months from the date termination of service as a non-employee member of the board of directors. No additional shares will be granted under the 1999 Plan and any shares forfeited that were granted under this plan are not available for future grant.

Stock-Based Compensation Expense

We account for stock-based compensation awards issued to employees and directors using the guidance from FASB ASC 718, Compensation-Stock Compensation. ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. This guidance requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We expense stock-based compensation to the same operating expense categories that the respective award grantee’s salary expense is reported. The table below reflects stock based compensation expense for the years ended December 31, 2009, 2008 and 2007 as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Stock based compensation expense included:
Cost of services	$215	$186	$395
Sales and marketing	277	218	331
Technology	202	231	214
General and administrative	1,806	1,557	874

	$2,500	$2,192	$1,814

At December 31, 2009, approximately $4.3 million of stock-based compensation relating to unvested awards had not been amortized and will be expensed in future periods through 2013. Under current grants unvested and outstanding, approximately $2.5 million is estimated to be expensed in 2010 as stock-based compensation.

We calculate the value of our stock option awards when they are granted. Accordingly, we review our valuation assumptions for volatility each quarter that option grants are awarded and we review our valuation assumptions for the risk free interest rate each month that option grants are awarded. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants and possible ranges of estimated forfeiture. The table below reflects the weighted average assumptions of stock option awards for each of the years ended December 31, 2009, 2008 and 2007:

	Weighted Average Valuation Assumptions Years Ended December 31,
	Options
	2009	2008	2007
Expected life in years	3.7	5.2	4.3
Volatility	0.92	0.87	0.73
Risk-free interest rate	1.7%	2.7%	4.7%
Dividend rate	—	—	—
Forfeiture Rates:
Options	27.1%	21.1%	5.9%
Restricted share awards	9.5%	9.7%	6.0%

Expected life is estimated based on our analysis of our actual historical option exercises and cancellations. Expected stock price volatility is based on the historical volatility from traded shares of our stock over the expected term. The risk-free interest rate is based on the rate of a zero-coupon U.S. Treasury instrument with a

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remaining term approximately equal to the expected term. We do not expect to pay dividends in the near term and therefore do not incorporate the dividend yield as part of our assumptions.

A summary of activity under our Stock Incentive Plans for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Stock Options
	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2007	1,715,486	$4.20
Granted	203,250	8.56
Exercised	(426,185)	2.61
Canceled	(115,303)	7.73

Balance at December 31, 2007	1,377,248	5.03
Granted	671,000	2.68
Exercised	(18,665)	1.70
Canceled	(485,861)	4.98

Balance at December 31, 2008	1,543,722	4.05
Granted	352,000	1.12
Exercised	(8,644)	0.92
Canceled	(1,015,839)	4.51

Balance at December 31, 2009	871,239	$2.35

The weighted average grant date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $0.71, $1.87 and $5.11, respectively per share.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity with regard to restricted stock awards during the years ended December 31, 2009, 2008 and 2007. Restricted stock awards are issued from the 2003 Stock Incentive Plan and any issuances reduce the shares available for grant as indicated in the previous table. Restricted stock awards are valued at the closing market price on the date of the grant.

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Balance of nonvested shares at January 1, 2007	368,802	$7.16
Granted	920,250	7.11
Vested	(98,736)	6.97
Forfeited	(167,034)	7.54

Balance of nonvested shares at December 31, 2007	1,023,282	7.08
Granted	1,474,000	1.38
Vested	(262,906)	6.90
Forfeited	(278,251)	6.71

Balance of nonvested shares at December 31, 2008	1,956,125	2.87
Granted	1,846,500	1.24
Vested	(962,562)	2.41
Forfeited	(402,250)	2.10

Balance of nonvested shares at December 31, 2009	2,437,813	$1.94

The total fair value of the unvested restricted stock awards at grant date was $4.7 million as of December 31, 2009.

Total shares available for grant under the 2003 Stock Incentive Plan was 351,219 at December 31, 2009.

The following table summarizes information about stock options outstanding as of December 31, 2009:

	Options Outstanding				Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 12/31/09 of $1.49	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 12/31/09 of $1.49
$ 0.61 - $ 1.50	482,838	6.31	$1.11	$183,696	227,888	$1.19	$67,995
$ 1.51 - $ 3.00	114,961	6.32	$2.44	—	82,511	$2.63	—
$ 3.01 - $ 6.00	210,606	7.85	$3.22	—	101,893	$3.28	—
$ 6.01 - $20.32	62,834	6.16	$8.79	—	47,987	$8.99	—

$ 0.61 - $20.32	871,239	6.67	$2.35	$183,696	460,279	$2.73	$67,995

The aggregate intrinsic value represents the net value which would have been received by the option holders had all option holders exercised their in-the-money options as of December 31, 2009. The Company received cash proceeds from the exercise of stock options of $8,000, $32,000 and $1.1 million in the years ended December 31, 2009, 2008 and 2007, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2009, 2008 and 2007 was approximately $5,000, $56,000 and $2.3 million, respectively.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In 1999, our board of directors adopted and our shareholders approved the 1999 Employee Stock Purchase Plan (the Purchase Plan) and further amended the Purchase Plan on December 15, 2005 with regard to the discount price. The Purchase Plan is available for all full-time employees possessing less than 5% of combined voting power on all outstanding classes of stock. The Purchase Plan provides for the issuance of common stock at a purchase price of 95% of the fair value of the common stock at the purchase date. Purchase of shares is made through employee payroll deductions and may not exceed 15% of an employee’s total compensation. The Purchase Plan terminated on the last business day in October 2009 in accordance with the Purchase Plan. Prior to the amendment on December 15, 2005, the Purchase Plan provided for the issuance of common stock at a purchase price of 85% of the fair value of the common stock at the beginning or end of the offering period, whichever was lower. As of December 31, 2009, a total of 167,433 shares had been issued under the Purchase Plan.

Warrants

In conjunction with equity transactions in February 2006 and June 2005 referred to above, we issued warrants to purchase common shares of our stock. The following table summarizes the terms of those outstanding warrants:

Date of Issuance	Exercise Price	Warrants Outstanding at December 31, 2009	Term from Date of Issuance
February 7, 2006	$4.28	799,999	Five Years
June 15, 2005	2.40	98,817	Five Years

Weighted average exercise price	$4.07
Total outstanding		898,816

9. Related Party Transactions

We have made purchases of computer equipment and services from several vendors including Hewlett-Packard one of our largest clients that contributed 10% or more of our revenue for the year ended December 31, 2009. During the year ended December 31, 2009, we purchased equipment from Hewlett-Packard totaling approximately $53,000. We did not have any purchases from our other large clients that contributed 10% or more of our revenue, Sun Microsystems or Symantec Corporation, during the year ended December 31, 2009, other than cost of sales transactions for our contract sales programs with Symantec. During the year ended December 31, 2008, we purchased equipment from Hewlett-Packard totaling approximately $217,000. Hewlett-Packard was the only client that contributed 10% or more of our revenue during the year ended December 31, 2008.

The Chairman of our board of directors also serves on the board of Saama Technologies, a technology services firm. During the year ended December 31, 2009, we paid Saama Technologies approximately $170,000 for technology services. During the prior year ended December 31, 2008, we paid Saama Technologies approximately $290,000 for technology services. We may continue to utilize their services and may expand the scope of Saama Technologies’ engagement.

In October 2007, we closed an OEM licensing agreement with Market2Lead, Inc. (“Market2Lead”), a software-as-a-service provider of business to business automated marketing solutions, to further enhance Rainmaker’s on-demand marketing automation application. In connection with this agreement, Rainmaker

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provided Market2Lead with growth financing of $2.5 million in secured convertible and term debt. During the year ended December 31, 2009, we paid Market2Lead approximately $94,000 for marketing services. During the prior year, we paid Market2Lead approximately $264,000. We may continue to utilize their services that they provide to us in the future.

10. Employee Benefit Plan

We have a defined contribution benefit plan established under the provisions of Section 401(k) of the Internal Revenue Code. All employees may elect to contribute up to 20% of their compensation to the plan through salary deferrals, subject to annual limitations. We previously matched 25% of the first 6% of the employee’s compensation contributed to the plan. During the first quarter of 2009, we eliminated the Company match for the foreseeable future. Participants’ contributions are fully vested at all times. Our contributions vest incrementally over a four-year period. During the year ended December 31, 2009, the Company had no matching contributions to the plan and we incurred a credit of approximately $31,000 relating to forfeitures under the plan. During 2008 and 2007, we expensed $195,000 and $132,000, respectively, relating to our contributions under the plan.

11. Interest and Other Income (Expense), Net

The components of interest and other (expense) income, net are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Interest income	$93	$865	$1,436
Interest expense	(220)	(112)	(186)
Currency translation gain	41	96	137
Write-down of investment	—	(749)	—
Other	—	(134)	20

	$(86)	$(34)	$1,407

Interest income represents interest received from investing a portion of our cash balance in short-term interest bearing deposit accounts along with accrued interest on a note receivable from our investment in a privately-held company made in 2007.

Interest expense is the result of interest incurred on the notes payable issued with the purchase of the assets of CAS Systems and interest incurred on the Bridge Bank Equipment Sub-facility portion of our Revolving Line of Credit which converted to term debt at a minimum interest rate of 6% in January 2009. We made principal payments on the CAS Systems loan and the Bridge Bank loan during the year ended December 31, 2009. Interest expense is net of interest capitalized with regard to the development of our internal use software/systems. We capitalized interest totaling $3,000, $3,000 and $4,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

The currency translation loss is primarily due to the fluctuation of currency exchange rates on a note payable to a third party denominated in United States dollars that is owed by our Canadian subsidiary in connection with our acquisition of CAS Systems.

The write-down of investment in 2008 relates to our investment in a privately-held company. In October 2007, we provided $2.5 million in growth capital to this privately-held company. The transaction was structured

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as a $1.25 million convertible loan and a $1.25 million term loan secured by substantially all of the assets of the privately-held company including intellectual property. We also received a warrant as a part of this transaction to purchase approximately 411,000 shares of common stock of the privately-held company. In October 2008, the convertible debt automatically converted to 619,104 shares of Series A Preferred stock of the privately-held company. Because the private equity investment represents less than 20% in the investee company, and because the Company does not have any significant influence on the investee company, the investments are accounted for in accordance with the cost method. During the fourth quarter of 2008, we assessed our investment for impairment as we observed that there were indicators of impairment. In the 4th quarter of 2008, we took an impairment charge in other expense of approximately $749,000 which represented a write-off of the remaining carrying value of the warrant of $239,000 and a write-down of the carrying value of the investment in Series A Preferred stock of the privately-held company of $510,000 in order to write-down these assets to their respective fair values. It is possible that the factors evaluated by management and fair values will change in subsequent periods, resulting in material impairment charges in future periods. Based on our review of this investment during the fourth quarter of 2009, there was no additional impairment of the investment during 2009.

12. Subsequent Events

On January 29, 2010, we completed a Stock Purchase Agreement with the shareholders of Optima Consulting Partners Limited (“Optima”), a business-to-business lead development provider that has approximately 50 employees with offices in England, France and Germany. Rainmaker will retain Optima’s employees and management and plans to consolidate its operations in the United Kingdom in Optima’s office during the first quarter of 2010.

Under the terms of the acquisition, we paid $500,000 cash at closing and we issued 480,000 shares of Rainmaker common stock. Such shares are initially subject to a contractual prohibition of sale. Additionally, we entered into a promissory note for $350,000 payable in two installments with $200,000 plus accrued interest due eighteen months from the closing date and $150,000 plus accrued interest due twenty four months from the closing date. The agreement also provides for two potential additional payments of $375,000 each in a combination of stock and/or cash contingent on certain performance metrics in fiscal 2010 and fiscal 2011, and subject to post closing conditions.

As further discussed in Note 4, we borrowed $1.7 million under a new term loan line with Bridge Bank. In connection with this borrowing, all other existing advances outstanding under the Revolving Credit Facility aggregating $1,941,000 at December 31, 2009 under the equipment finance subfacility, will be re-amortized and payable in 36 equal monthly installments of principal and all accrued interest beginning on April 10, 2010.

On February 5, 2010, we received written notice from Sun Microsystems that they had elected to terminate the Global Inside Sales Program Statement of Work agreement dated March 31, 2009, effective as of February 28, 2010. The notice followed the acquisition of Sun Microsystems by Oracle Corporation and affected the contract sales services that we were performing for Sun. These services accounted for approximately 13% of our fiscal 2009 annual revenue and 21% of our fourth quarter fiscal 2009 revenue. The Global Inside Sales agreement had a minimum term with notice periods to August 31, 2010. We entered into a settlement agreement on March 8, 2010, and received a cash payment of $4,550,000 from Oracle Corporation for the buyout of the Global Inside Sales agreement. This amount will be included in net revenue in the quarter ended March 31, 2010. In addition, Oracle has reimbursed us for the employee severance costs related to terminating employees who worked on the Global Inside Sales program and this will be recorded as an offset to salaries expense during the quarter ended March 31, 2010.

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

Based on their evaluation as of December 31, 2009, our management, including our principal executive officer and principal financial officer, has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required in Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2010 Annual Meeting of Stockholders (the “2010 Annual Meeting”) to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in Item 10 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2010 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

The information required in Item 11 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2010 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in Item 12 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2010 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in Item 13 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2010 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required in Item 14 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2010 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

3. Exhibit Index:

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

3.1(1)	Restated Certificate of Incorporation of Rainmaker Systems, Inc.

3.2(2)	Bylaws of Rainmaker Systems, Inc.

4.1(2)	Specimen certificate representing shares of common stock of Rainmaker Systems, Inc.

4.2(3)	Purchase Agreement dated as of February 19, 2004, by and among Rainmaker Systems, Inc. and the purchasers set forth on the signature pages thereto.

4.3(4)	Stock Purchase Agreement dated as of June 10, 2004, by and among ABS Capital Partners III, L.P., Tarentella, Inc., Rainmaker Systems, Inc., and the purchasers identified on the schedule thereto.

4.4(5)	Registration Rights Agreement dated as of June 10, 2004, by and among ABS Capital Partners III, L.P., Tarentella, Inc., Rainmaker Systems, Inc., the purchasers identified on the schedule thereto and SDS Capital Group SPC, Ltd.

4.5(6)	Form of Stock Purchase Agreement dated as of June 15, 2005, by and among Rainmaker Systems, Inc., and the purchasers identified on the signature page thereto.

4.6(7)	Form of Registration Rights Agreement dated as of June 15, 2005, by and among Rainmaker Systems, Inc. and the purchasers identified on the signature page thereto.

4.7(8)	Securities Purchase Agreement dated February 7, 2006, by and among the Company and the investors party thereto.

4.8(9)	Securities Purchase Agreement dated February 7, 2006, by and among the Company and the investors party thereto.

10.1(2)	Form of Indemnification Agreement.

10.2(2)	1999 Stock Incentive Plan.

10.3(2)	1999 Stock Purchase Plan.

10.4(10)	Form of Notice of Grant of Stock Option.

10.5(11)	Form of Stock Option Agreement.

10.6(12)†	Internet Applications Division (IAD) Reseller Agreement dated March 22, 1999 between Sybase, Inc. and Rainmaker Systems, Inc.

10.7(13)†	Amendment No. 1, dated February 5, 2001, to Internet Applications Division (IAD) Reseller Agreement dated March 22, 1999 between Sybase, Inc. and Rainmaker Systems, Inc.

10.8(14)†	Non Technical Services Agreement, dated April 6, 2001 between Rainmaker Systems, Inc. and International Business Machines Corporation.

10.9(15)†	Master Agreement, dated May 4, 2001, between Rainmaker Systems, Inc. and Caldera International, Inc.

10.10(16)	Option Exchange Offer, dated November 30, 2001.

10.11(17)†*	Employment Agreement with Michael Silton, dated January 1, 2001.

10.12(18)†	Services Sales Outsourcing Partner Agreement dated September 25, 2000, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.13(19)†	Services Sales Outsourcing Partner Agreement, Amendment No. 1 dated January 2, 2001, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.14(20)†	Schedule 4, Operational Plan/Business Rules Document to Service Sales Outsourcing Partner Agreement dated September 25, 2000, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.15(21)†	Services Sales Outsourcing Partner Agreement dated August 1, 2002, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.16(22)†	Business Rules Approval dated September 5, 2002, between Rainmaker Systems, Inc. and Hewlett-Packard Company (amend/adds to Exhibit 10.23).

10.17(23)†	Amendment to Internet Applications Division (IAD) Reseller Agreement and Outsourcing Addendum dated June 12, 2002, between Rainmaker Systems, Inc. and Sybase, Inc.

10.18(24)	Business Rules Approval dated February 6, 2003, between Rainmaker Systems, Inc. and Hewlett-Packard Company (amends/adds to Schedule 4, Operational Plan/Business Rules Document to Service Sales Outsourcing Partner Agreement dated September 25, 2000, filed as Exhibit 10.23 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on November 14, 2002).

10.19(25)	Statement of Work for IBM ServicePac Sales Under IBM Non-Technical Service Agreement #4901AD0002 between International Business Machines and Rainmaker Systems, Inc. dated June 16, 2003 (amends/adds to the IBM Non-Technical Service Agreement #4901AD0002 dated April 6, 2001 filed as Exhibit 10.27 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on August 10, 2001).

10.20(26)†	Master Services Agreement and accompanying Statement of Work dated April 22, 2004 between Rainmaker Service Sales, Inc. and Sony Electronics Inc.

10.21(27)	Agreement and Plan of Merger, dated as of February 8, 2005, by and among Rainmaker Systems, Inc., CW Acquisition, Inc., Quarter End, Inc., the individuals listed on Exhibit A thereto and Jeffrey T. McElroy.

10.22(28)*	Amendment of Employment Agreement between Rainmaker Systems, Inc. and Michael Silton dated February 24, 2005.

10.23(29)*	Employment Agreement between Rainmaker Systems, Inc. and Steve Valenzuela dated February 24, 2005.

10.24(30)	Asset Purchase Agreement, dated as of July 1, 2005, by and among Rainmaker Systems, Inc., Sunset Direct, Inc., Launch Project LLC, The Members Identified on the signature page thereto, and Chad Nuss, as Representative.

10.25(31)	Asset Purchase Agreement, dated as of May 12, 2006, by and among Rainmaker Systems, Inc., Business Telemetry, Inc., The Shareholders identified on the signature page thereto, and Kenneth S. Forbes, III, as Representative.

10.26(32)	Asset Purchase Agreement by and among Rainmaker Systems, Inc., ViewCentral, Inc., certain shareholders of ViewCentral and Dan Tompkins, as representative.

10.27(33)†	Standard Services Agreement dated November 6, 2006 between Rainmaker Systems, Inc. and Hewlett Packard Company, a Delaware corporation.

10.28(34)†	Asset Purchase Agreement by and among Rainmaker Systems, Inc., Rainmaker Systems (Canada) Inc., CAS Systems, Inc., certain shareholders of CAS, Barry Hanson, as representative, and 3079028 Nova Scotia Company in respect of the purchase of substantially all of the assets of CAS Systems, Inc.

10.29(35)†	Asset Purchase Agreement by and among Rainmaker Systems, Inc., Rainmaker Systems (Canada) Inc., CAS Systems, Inc., certain shareholders of CAS, Barry Hanson, as representative, and 3079028 Nova Scotia Company in respect of the purchase of substantially all of the assets of 3079028 Nova Scotia Company.

10.30(36)	Promissory note between Rainmaker Systems, Inc. and CAS Systems, Inc.

10.31(37)	Promissory note between Rainmaker Systems (Canada) Inc., a Canadian federal corporation, and 3079028 Nova Scotia Company, a Nova Scotia unlimited liability company.

10.32(38)*	Amendment to Executive Employment Agreement, dated as of February 1, 2007, by and among Rainmaker Systems, Inc. and Michael Silton.

10.33(39)*	Amendment to Executive Employment Agreement, dated as of February 1, 2007, by and among Rainmaker Systems, Inc. and Steve Valenzuela.

10.34(40)†	Stock Purchase Agreement by and among Rainmaker Systems, Inc., Qinteraction Limited, and James F. Bere, as representative.

10.35(41)*	Amended and Restated Executive Employment Agreement, dated as of September 17, 2007, by and among Rainmaker Systems, Inc. and Moe Bawa.

10.36(42)*	Amendment of Employment Agreement, dated as of November 19, 2007, by and among Rainmaker Systems, Inc. and Michael Silton.

10.37(43)*	Amendment of Employment Agreement, dated as of November 19, 2007, by and among Rainmaker Systems, Inc. and Steve Valenzuela.

10.38(44)*	2003 Stock Incentive Plan, as amended and restated effective May 15, 2008.

10.39(45)*	Executive Employment Agreement, dated as of June 9, 2008, by and among Rainmaker Systems, Inc. and Mark de la Vega.

10.40(46)	Lease Agreement, dated as of September 24, 2008, by and among Rainmaker Systems (Canada) Ltd. as Tenant and 2748134 Canada Inc. as Landlord.

10.41(47)†	Global Inside Sales Program Statement of Work, dated as of March 31, 2009, and effective as of April 1, 2009, between Rainmaker Systems, Inc. and Sun Systems, Inc.

10.42(48)†	Addendum No. 1 to the Master Purchase Agreement, effective as of March 31, 2009, between Rainmaker Systems, Inc. and Sun Systems, Inc.

10.43(49)†	Contact Center Master Services Agreement, dated as of August 30, 2009, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.44(50)	Second Amendment to Lease Agreement, dated as October 14, 2009, between Rainmaker Systems, Inc. and Legacy III Campbell, LLC.

10.45(51)	Loan and Security Agreement dated as of November 17, 2009, between Rainmaker Systems, Inc. and Bridge Bank, N.A.

10.46•	Master Services Agreement effective as of June 29, 2006 between Rainmaker Systems, Inc. and Symantec Corporation.

10.47•	Symantec Outsourced North American (NAM) Renewals Statement of Work effective as of April 1, 2008 between Rainmaker Systems, Inc. and Symantec Corporation.

10.48•	Amendment Two to the Symantec Outsourced NAM Renewals Statement of Work effective April 1, 2010 between Rainmaker Systems, Inc. and Symantec Corporation.

14(52)	Code of Business Conduct and Ethics.

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2(53)	Consent of legal counsel or company.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed by Rainmaker on April 21, 2006.
(2)	Incorporated by reference to the similarly numbered Exhibit to the Registration Statement on Form S-1/A filed by Rainmaker on October 22, 1999 (Reg. No. 333-86445).
(3)	Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 filed by Rainmaker on March 22, 2004 (Reg. No. 333-113812).
(4)	Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Rainmaker on June 18, 2004.
(5)	Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by Rainmaker on June 18, 2004.
(6)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on June 16, 2005.
(7)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rainmaker on June 16, 2005.
(8)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on February 10, 2006.
(9)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rainmaker on February 10, 2006.
(10)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed by Rainmaker on November 17, 1999 (Reg. No. 333-91095).
(11)	Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed by Rainmaker on November 17, 1999 (Reg. No. 333-91095).
(12)	Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed by Rainmaker on May 15, 2000.
(13)	Incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q filed by Rainmaker on May 2, 2001.

(14)	Incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q filed by Rainmaker on August 10, 2001.
(15)	Incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q filed by Rainmaker on August 10, 2001.
(16)	Incorporated by reference to Exhibit (a)(1) to the Tender Offer Statement on Form SC TO-I filed by Rainmaker on November 30, 2001 (Reg. No 005-58179).
(17)	Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by Rainmaker on March 29, 2002.
(18)	Incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(19)	Incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(20)	Incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(21)	Incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(22)	Incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(23)	Incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(24)	Incorporated by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q filed by Rainmaker on May 15, 2003.
(25)	Incorporated by reference to Exhibit 10.32 to the Quarterly Report on Form 10-Q filed by Rainmaker on August 14, 2003.
(26)	Incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q filed by Rainmaker on August 16, 2004.
(27)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on February 11, 2005.
(28)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on February 25, 2005.
(29)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Rainmaker on February 25, 2005.
(30)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on July 5, 2005.
(31)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on May 16, 2006.
(32)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on September 19, 2006.
(33)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on November 13, 2006.
(34)	Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Rainmaker on January 31, 2007.
(35)	Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by Rainmaker on January 31, 2007.
(36)	Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed by Rainmaker on January 31, 2007.
(37)	Incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed by Rainmaker on January 31, 2007.
(38)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on February 5, 2007.
(39)	Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Rainmaker on February 5, 2007.

(40)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on July 24, 2007.
(41)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on September 20, 2007.
(42)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on November 21, 2007.
(43)	Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Rainmaker on November 21, 2007.
(44)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on May 21, 2008.
(45)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on July 2, 2008.
(46)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on October 7, 2008.
(47)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on September 30, 2009.
(48)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Rainmaker on September 30, 2009 .
(49)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 10-Q filed by Rainmaker on November 13, 2009.
(50)	Incorporated by reference to Exhibit 10.2 to the current Report on Form 10-Q filed by Rainmaker on November 13, 2009.
(51)	Incorporated by reference to Exhibit 10.1 to the current Report on Form 8-K filed by Rainmaker on December 8, 2009.
(52)	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed by Rainmaker on March 18, 2004.
(53)	Incorporated by reference to Exhibit 23.2 to the Registration Statement on Form S-1 filed by Rainmaker (Reg. No. 333-86445).
†	Confidential treatment has previously been granted by the Commission for certain portions of the referenced exhibit.
*	Management contracts or compensatory plan or arrangement.
•	Confidential treatment has been requested from the Commission for certain portions of the referenced exhibit.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions *	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2009	$550	$(311)	$(181)	$58
Year ended December 31, 2008	$285	$637	$(372)	$550
Year ended December 31, 2007	$233	$408	$(356)	$285

*	Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Campbell, State of California, on the 31st day of March 2010.

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