Form 10-Q
period 2010-03-31
RAINMAKER SYSTEMS INC
filed 2010-05-17
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2010

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

As of May 5, 2010, the registrant had 22,438,909 shares of Common Stock outstanding.

RAINMAKER SYSTEMS, INC.

FORM 10-Q

AS OF MARCH 31, 2010

PART I.—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$17,126	$15,129
Restricted cash	67	13
Accounts receivable, less allowance for doubtful accounts of $27 at March 31, 2010 and $58 at December 31, 2009	6,345	7,604
Prepaid expenses and other current assets	3,095	1,895

Total current assets	26,633	24,641
Property and equipment, net	6,582	6,952
Intangible assets, net	915	890
Goodwill	5,204	3,777
Other non-current assets	372	2,409

Total assets	$39,706	$38,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,609	$8,290
Accrued compensation and benefits	880	1,079
Other accrued liabilities	2,611	2,221
Deferred revenue	2,524	2,656
Current portion of capital lease obligations	—	240
Current portion of notes payable	1,176	1,350

Total current liabilities	13,800	15,836
Deferred tax liability	316	281
Long term deferred revenue	172	229
Other long-term liabilities	158	—
Notes payable, less current portion	2,635	1,257

Total liabilities	17,081	17,603

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 23,621,664 shares issued and 22,439,956 shares outstanding at March 31, 2010 and 23,034,645 shares issued and 21,996,003 shares outstanding at December 31, 2009	21	20
Additional paid-in capital	122,615	121,138
Accumulated deficit	(96,602)	(96,997)
Accumulated other comprehensive loss	(1,507)	(1,381)
Treasury stock, at cost, 1,181,708 shares at March 31, 2010 and 1,038,642 shares at December 31, 2009	(1,902)	(1,714)

Total stockholders’ equity	22,625	21,066

Total liabilities and stockholders’ equity	$39,706	$38,669

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net revenue	$14,809	$12,363
Cost of services	6,182	7,110

Gross margin	8,627	5,253

Operating expenses:
Sales and marketing	1,054	1,434
Technology and development	2,523	3,064
General and administrative	2,606	2,755
Depreciation and amortization	1,139	1,682

Total operating expense	7,322	8,935

Operating income (loss)	1,305	(3,682)
Interest and other expense, net	(814)	(133)

Income (loss) before income tax expense	491	(3,815)
Income tax expense	96	85

Net income (loss)	$395	$(3,900)

Basic income (loss) per share	$0.02	$(0.20)

Diluted income (loss) per share	$0.02	$(0.20)

Weighted average common share
Basic	22,350	19,242

Diluted	22,375	19,242

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income (loss)	$395	$(3,900)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	938	1,379
Amortization of intangible assets	201	303
Stock-based compensation expense	777	622
Credit for allowances for doubtful accounts	(67)	(197)
Loss on disposal of fixed assets	—	158
Write-down of investment	740	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	1,984	1,599
Prepaid expenses and other assets	144	220
Accounts payable	(1,780)	(586)
Accrued compensation and benefits	(357)	(23)
Other accrued liabilities	218	(649)
Income tax payable	(141)	44
Deferred tax liability	35	32
Deferred revenue	(348)	(264)

Net cash provided by (used in) operating activities	2,739	(1,262)

Investing activities:
Purchases of property and equipment	(510)	(602)
Restricted cash, net	(54)	779
Acquisition of business, net of cash acquired	(492)	—

Net cash (used in) provided by investing activities	(1,056)	177

Financing activities:
Net borrowings (repayments) under revolving line of credit	1,435	(265)
Principal payment of notes payable	(676)	(658)
Principal payment of capital lease obligations	(240)	(226)
Tax payments in connection with treasury stock surrendered	(149)	(45)
Purchases of treasury stock	(39)	(56)

Net cash provided by (used in) financing activities	331	(1,250)

Effect of exchange rate changes on cash	(17)	5

Net increase (decrease) in cash and cash equivalents	1,997	(2,330)

Cash and cash equivalents at beginning of period	15,129	20,040

Cash and cash equivalents at end of period	$17,126	$17,710

Supplement disclosures of cash flow information:
Cash paid for interest	$66	$79

Cash paid for taxes	$183	$7

Supplemental non-cash investing and financing activities:
Issuance of common stock in business acquisitions	$701	$—

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

The results of our operations for the three months ended March 31, 2010 are not necessarily indicative of results to be expected for the year ending December 31, 2010, or any other period. These condensed consolidated financial statements should be read in conjunction with Rainmaker’s financial statements and notes thereto included in Rainmaker’s Annual Report on Form 10-K for the year ended December 31, 2009. Balance sheet information as of December 31, 2009 has been derived from the audited financial statements for the year then ended.

Certain amounts reported in the accompanying financial statements for 2009 have been reclassified to conform to the 2010 presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit.

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

We operate in three operating segments and one reportable segment as determined by revenue generated from sales and marketing solutions. We have operations within the United States of America, Canada, Philippines, United Kingdom, Germany and France where we perform services on behalf of our clients to customers who are primarily located in North America.

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

The following is a summary of our cash and cash equivalents at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Cash and cash equivalents:
Cash	$10,462	$8,465
Money market funds	6,664	6,664

Total cash and cash equivalents	$17,126	$15,129

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At March 31, 2010 and December 31, 2009, our allowance for potentially uncollectible accounts was $27,000 and $58,000, respectively.

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

At March 31, 2010, we had approximately $3.8 million in goodwill recorded on our contract sales reporting unit and approximately $1.4 million recorded on our Rainmaker Europe reporting unit from the acquisition of Optima that we closed in January 2010. See Note 7 below for a discussion of this acquisition.

We report segment results in accordance with ASC 280, Segment Reporting. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by detailed information listing revenues by customer and product line, for purposes of making operating decisions and assessing financial performance. Currently the chief operating decision maker does not use product line financial performance as a basis for business operating decisions. Accordingly, the Company has concluded that it has one operating and reportable segment. However, in accordance with FASB ASC 350-20-35, we are required to test goodwill for impairment at the reporting unit level which is an operating segment or one level below an operating segment. Thus, our reporting units for goodwill impairment testing are Contract Sales, Lead Development, Rainmaker Asia and Rainmaker Europe.

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

In the 4th quarter of 2008, in connection with the goodwill impairment testing discussed above, we had to evaluate our other long-lived assets which included amortized intangible assets. Based on this analysis, we determined that the carrying value of our amortizable intangible assets exceeded their fair value based upon the estimated discounted cash flows related to the assets and we recorded impairment charges of approximately $1.1 million related to intangible assets held at the Lead Development reporting unit, and approximately $1.1 million related to intangible assets held at the Rainmaker Asia reporting unit. In the 4th quarter of 2009, we performed our annual goodwill impairment analysis and also evaluated our long-lived assets and noted no impairment.

Based on information Rainmaker received on April 30, 2010 from a private company in which Rainmaker invested in 2007 in the form of a secured note and a minority equity investment, Rainmaker has taken a non-cash charge in the first quarter of 2010 for the carrying value of its minority equity investment of $740,000.

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

Income Taxes

We account for income taxes using the liability method. The liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At March 31, 2010 and December 31, 2009, we had gross deferred tax assets of $27.7 million and $25.8 million, respectively. In 2010 and 2009, the deferred tax asset was subject to a 100% valuation allowance and therefore is not recorded on our balance sheet as an asset. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.

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

Our policy for recording interest and penalties related to uncertain tax positions is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in interest and other income (expense), net, in the statement of operations. There were immaterial amounts accrued for interest and penalties related to uncertain tax positions as of March 31, 2010.

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

We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the three months ended March 31, 2010, one client accounted for 10% or more of our revenue, with Sun Microsystems representing approximately 47% of our revenue. Excluding the one-time non-recurring contract buyout of $4.6 million that was received in the quarter ended March 31, 2010, three clients accounted for 10% or more of our revenue, with Sun Microsystems representing approximately 23%, Hewlett-Packard representing approximately 13% and Symantec representing approximately 12%. In the quarter ended March 31, 2009, two clients accounted for more than 10% of our revenue, with Hewlett-Packard representing approximately 18% of our revenue and Sun Microsystems accounting for approximately 15% of our revenue.

No individual client’s end-user customer accounted for 10% or more of our revenues in any period presented.

We have outsourced services agreements with our clients that expire at various dates ranging through December 2012. Our agreements with Hewlett-Packard, a significant client, expire at various dates from August 2010 through August 2012, and can generally be terminated prior to expiration with ninety days notice. Our agreement with Symantec, a significant client, was renewed on February 24, 2010, effective as of April 1, 2010, for a term of two years, expiring on March 31, 2012, if not renewed prior to expiration. We have various agreements with Sun Microsystems, our largest client as of December 31, 2009, with various termination provisions ranging from termination with 60 days notice to termination rights in August 2010. On February 5, 2010, we received written notice from Sun Microsystems that they had elected to terminate the Global Inside Sales Program Statement of Work agreement dated March 31, 2009, effective as of February 28, 2010. The notice followed the acquisition of Sun Microsystems by Oracle Corporation and affected the contract sales services that we were performing for Sun. These services accounted for approximately 13% of our fiscal 2009 annual revenue and 21% of our fourth quarter fiscal 2009 revenue. We have also received notification from Sun Microsystems dated March 31, 2010, terminating the teleweb services that we were performing for Sun effective as of May 31, 2010. These services accounted for approximately 6% of our revenue, excluding the contract buyout, in the three months ended March 31, 2010.

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

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). ASC 820 has also established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. We determined the fair value of funds invested in money market funds to be level 1 input, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets.

Segment Reporting

We report segment results in accordance with ASC 280, Segment Reporting. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by detailed information listing revenues by customer and product line, for purposes of making operating decisions and assessing financial performance. Currently the chief operating decision maker does not use product line financial performance as a basis for business operating decisions. Accordingly, the Company has concluded that it has one operating and reportable segment. We have call center operations within the United States of America, Canada, Philippines, United Kingdom, Germany and France where we perform services on behalf of our clients.

The following is a breakdown of net revenue by product line for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Contract sales	$9,739	$5,049
Lead development	4,074	6,200
Training sales	996	1,114

Total	$14,809	$12,363

Foreign revenues are attributed to the country of the business entity that executed the contract. The Company utilizes our call centers in the United States, Canada, Philippines, United Kingdom, Germany and France to fulfill these contracts. Property and equipment information is based on the physical location of the assets and goodwill and intangible information is based on the country of the business entity to which these are allocated. The following is a geographic breakdown of net revenue for the three months ended March 31, 2010 and 2009 and net long-lived assets as of March 31, 2010 and December 31, 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Net Revenue
United States	$12,489	$10,977
Cayman Islands	1,305	1,005
Philippines	522	381
Europe	493	—

Total	$14,809	$12,363

	March 31, 2010	December 31, 2009
Property & Equipment, net
United States	$3,938	$4,097
Cayman Islands	—	—
Philippines	2,317	2,507
Canada	198	217
Europe	129	131

Total	$6,582	$6,952

	March 31, 2010	December 31, 2009
Goodwill
United States	$3,777	$3,777
Europe	1,427	—

Total	$5,204	$3,777

	March 31, 2010	December 31, 2009
Intangible Assets, net
United States	$467	$576
Cayman Islands	257	314
Europe	191	—

Total	$915	$890

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

Related Party Transactions

The Chairman of our board of directors also serves on the board of Saama Technologies, a technology services firm. During the three months ended March 31, 2010 and 2009, we paid Saama Technologies $11,000 and $56,000, respectively, for technology services. We may continue to utilize their services and may expand the scope of Saama Technologies’ engagement in the future.

In October 2007, we closed an OEM licensing agreement with Market2Lead, Inc. (“Market2Lead”), a software-as-a-service provider of business-to-business automated marketing solutions, to further enhance LeadWorks, Rainmaker’s on-demand marketing automation application. In connection with this agreement, Rainmaker provided Market2Lead with growth financing of $2.5 million in secured convertible and term debt. During the three months ended March 31, 2010, we did not utilize the services of Market2Lead. During the three months ended March 31, 2009, we paid Market2Lead approximately $33,000 for marketing services.

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

Basic net income (loss) per common share is computed using the weighted-average number of shares of common stock outstanding during the year. Diluted income (loss) per common share also gives effect, as applicable, to the potential dilutive effect of outstanding stock options and warrants, using the treasury stock method, unvested restricted share awards, and convertible securities, using the if converted method, as of the beginning of the period presented or the original issuance date, if later.

The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$395	$(3,900)

Weighted-average shares of common stock outstanding – basic	19,974	19,242
Plus: Weighted-average unvested restricted share awards outstanding – basic	2,376	—

Total weighted-average shares of common stock and participating securities outstanding – basic	22,350	19,242
Plus: Outstanding dilutive options and warrants outstanding	440	—
Less: weighted-average shares subject to repurchase	(415)	—

Weighted-average shares used to compute diluted net income (loss) per share	22,375	19,242

Basic net income (loss) per share	$0.02	$(0.20)

Diluted net income (loss) per share	$0.02	$(0.20)

In the three months ended March 31, 2010, the Company excluded approximately 1.4 million options and warrants from the calculation of diluted net income per share as these securities were anti-dilutive. In the three months ended March 31, 2009, the Company excluded the dilutive effect of all 4.9 million unvested restricted share awards, options and warrants from the calculation of diluted net loss per share because these securities were anti-dilutive.

4.	PROPERTY AND EQUIPMENT

	Estimated Useful Life	March 31, 2010	December 31, 2009
Property and equipment:
Computer equipment	3 years	$9,572	$9,420
Capitalized software and development	2-5 years	10,730	10,568
Furniture and fixtures	5 years	748	714
Leasehold improvements	Lease term	1,180	1,171

		22,230	21,873
Accumulated depreciation and amortization		(16,290)	(15,282)
Construction in process (1)		642	361

Property and equipment, net		$6,582	$6,952

(1)	Construction in process at March 31, 2010, consists primarily of costs incurred to further develop and enhance the Company’s eCommerce platform. Estimated cost to complete these projects is in the range of $725,000 - $1 million subject to future revisions.

5.	INTANGIBLE ASSETS

	Estimated Useful Life	March 31, 2010	December 31, 2009
Intangible assets:
Developed technology (1)	3-5 years	$330	$1,250
Customer relations (2)	2-5 years	3,033	2,790
Database (3)	5 years	—	147

		3,363	4,187
Accumulated amortization		(2,431)	(3,297)
Foreign currency translation adjustments		(17)	—

Intangibles assets, net		$915	$890

(1)	$920,000 of developed technology from the View Central acquisition has been fully amortized and was removed from our books in the first quarter of 2010.
(2)	$243,000 of customer relations intangible assets were acquired in the Optima acquisition. See Note 7 below for a discussion of this acquisition.
(3)	$147,000 of database intangible assets from the Sunset Direct acquisition has been fully amortized and was removed from our books in the first quarter of 2010.

Future amortization of intangible assets at March 31, 2010 is as follows:

Remainder of 2010	$485
Fiscal: 2011	327
2012	103

Total future amortization	$915

6.	LONG-TERM DEBT and CAPITAL LEASE OBLIGATIONS

Long-term debt consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Note Payable – CAS	$—	$666
Revolving Credit Facility – Bridge Bank	3,377	1,941
Note Payable – Optima acquisition on	350	—
Note Payable – Optima	109	—

	3,836	2,607
Less: Current Portion	(1,176)	(1,350)
Less: Discount on Optima note payable	(25)	—

Total Long-Term Debt	$2,635	$1,257

Notes Payable – CAS

In connection with our acquisition of the assets of CAS and its Canadian subsidiary, Rainmaker and its Canadian subsidiary, Rainmaker Systems (Canada) Inc., issued notes payable in the amounts of $1.4 million and $600,000, respectively. The two notes were payable in three consecutive annual installments of approximately $467,000 and $200,000, respectively, each, commencing on January 25, 2008, with subsequent installments payable on the anniversary date in 2009 and 2010. The final installments of the notes were paid in January 2010.

Revolving Credit Facility

In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank. The Revolving Credit Facility originally matured in May 2005, and provided borrowing availability up to a maximum of $3.0 million through a secured revolving line of credit that included a $1.0 million letter of credit facility. In December 2005, our Business Loan Agreement and a Commercial Security Agreement (the Revolving Credit Facility) was increased to $4.0 million from the then existing $2.0 million. In October 2008, we executed further amendments to our secured revolving line of credit (the “Revolving Credit Facility”) with Bridge Bank. The amendments extended the maturity date of the Revolving Credit Facility from October 10, 2008 to October 10, 2009 and increased the maximum amount of revolving credit available from $4,000,000 to $6,000,000, with a $1,000,000 sub-facility for standby letters of credit and a new $3,000,000 sub-facility for the purpose of purchasing new equipment until December 31, 2008. Advances under the equipment finance sub-facility are being repaid in equal monthly installments that commenced in January 2009 and continue through October 2011. On December 3, 2009, we executed a further amendment to Revolving Credit Facility. The amendment extends the maturity date of the Revolving Credit Facility from October 10, 2009 to October 10, 2010. The maximum amount of revolving credit available to the company remains at $6,000,000, with a $1,000,000 existing sub-facility for standby letters of credit, $1,941,000 outstanding under the equipment finance sub-facility, and a new $1,700,000 term loan line which can be used for any borrowings until March 10, 2010. The interest rate per annum for revolving advances under the Revolving Credit Facility is equal to the greater of (i) 3.5%, or (ii) one quarter of one percent (0.25%) above the prime lending rate, currently at 4.5%. The interest rate per annum for advances under the equipment finance sub-facility and the term loan line is equal to a fixed rate of 6.0%. In accordance with the amended Revolving Credit Facility, if any advances are made under the term loan line, all existing equipment sub-facility advances together with all term loan advances outstanding on March 31, 2010 will be re-amortized, and shall be payable in thirty six (36) equal monthly installments of principal, plus all accrued interest, beginning on April 10, 2010, and continuing on the same day of each month thereafter through March 31, 2013, at which time all amounts owed, if any, shall be immediately due and payable. On January 29, 2010, we borrowed the $1.7 million available from the term loan line of the Revolving Credit Facility. The total amount outstanding at March 31, 2010 of approximately $3,377,000 will be paid in 36 equal monthly installments of approximately $94,000 beginning in April 2010.

The amended Revolving Credit Facility is secured by substantially all of Rainmaker’s consolidated assets including intellectual property. Rainmaker must comply with certain financial covenants, including not incurring a quarterly non-GAAP profit or loss negatively exceeding by more than 10% the amount of the non-GAAP profit or loss recited in the company’s operating plan approved by Bridge Bank and maintaining unrestricted cash with Bridge Bank equal to the greater of $2.0 million or the principal amount of the indebtedness from time to time outstanding with Bridge Bank. The Revolving Credit Facility contains customary covenants that will, subject to limited exceptions, limit our ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Revolving Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Revolving Credit Facility. For the three months ended March 31, 2010, we met the performance to plan financial covenant and we were in compliance with all other loan covenants.

Notes Payable – Optima acquisition

On January 29, 2010, we entered into and closed a stock purchase agreement for Optima Consulting Partners Limited (“Optima”). In accordance with this agreement, we entered into a note payable for $350,000 US payable in two installments with $200,000 plus accrued interest due eighteen months from the closing date and $150,000 plus accrued interest due twenty four months after the closing date. Interest rate on the note payable is 0.4% per year and we have recorded the present value of the note payable, discounted over 2 years at a rate of 6.2%. The resulting discount on note payable will be amortized straight-line over the two year term of the note.

Additionally in connection with the Optima acquisition, we assumed an existing note payable to Barclays Bank in the amount of 77,788 Great Britain Pounds (“GBP”) as of the closing date of the acquisition. The note bears interest at 4.25% per year over the lender’s base rate and is currently 4.75% as of March 31, 2010. The note will be payable in monthly principal installments of approximately 2,800 GBP through May 2012. Using the exchange rate at March 31, 2010, the current note payable balance is approximately $109,000 US Dollars and the monthly payment approximates $4,000 US Dollars.

Future debt maturities at March 31, 2010 are as follows (in thousands):

Nine months ending December 31, 2010	$882
Fiscal year ending December 31, 2011 2009	1,376
Fiscal year ending December 31, 2012	1,297
Fiscal year ending December 31, 2013	281

Total	$3,836

Capital Lease Obligations

In March 2008, we entered into a 3 year software licensing agreement with Microsoft GP. In accordance with the terms of the agreement, we will pay 3 annual installments of approximately $254,000 beginning in April 2008 for the licensing rights to use certain Microsoft software. We made the final payment on this lease in the first quarter of 2010.

7.	ACQUISITIONS

Optima Consulting Partners Ltd.

On January 29, 2010, our wholly-owned subsidiary Rainmaker Europe entered into and closed a Stock Purchase Agreement (the “Agreement”) with the shareholders of Optima Consulting Partners Limited (“Optima”), a business-to-business lead development provider with offices in England, France and Germany. Under the terms of the Agreement, we acquired all of the outstanding stock of Optima in exchange for a cash payment of $492,000, 480,000 shares of Rainmaker common stock valued at approximately $701,000, and a note payable of $350,000 US payable in two installments with $200,000 plus accrued interest due eighteen months from the closing date and $150,000 plus accrued interest due twenty four months after the closing date.

The agreement also provides for two potential additional payments of $375,000 each in a combination of stock and/or cash contingent on certain performance metrics in fiscal 2010 and fiscal 2011, and subject to post closing conditions. Our acquisition of Optima has been accounted for as a business combination under ASC 805 Business Combinations. Assets acquired and liabilities assumed from Optima were recorded at their estimated fair values as of January 29, 2010. The total purchase price was approximately $1.9 million as follows:

Issuance of 480,000 shares of Rainmaker common stock	$701
Cash payment for acquisition of Optima	492
Promissory note (discounted value)	321
Estimated fair value of future potential additional payments	350

Total purchase price	$1,864

Our acquisition of Optima has been accounted for as a business combination under ASC 805 Business Combinations. A portion of the purchase price was allocated to Optima’s net identifiable tangible and intangible assets based on their estimated fair values. The excess of the purchase price over the net identifiable tangible and intangible assets was recorded as goodwill. The total purchase price was allocated as follows (in thousands):

Identified tangible assets	$796
Customer relationships	243
Goodwill	1,534
Liabilities assumed	(709)

Total purchase price allocation	$1,864

Amortization of the customer relationships intangible asset is calculated using an accelerated method that is based on the estimated future cash flows for the relationships. The estimated useful life of the customer relationships acquired is two years. We estimated the cash flows associated with the excess earnings the customers would generate and allocated the present value of those earnings to the asset. We used a discount rate of 25.0%.

No pro forma information is presented for the Optima acquisition since the effect of this acquisition on the results of operations was deemed insignificant.

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

The following table reflects the activity in our accounting for goodwill from our acquisitions for the three months ended March 31, 2010 (in thousands):

	Business Telemetry	ViewCentral	Grow Commerce	Optima	Total
Balance at December 31, 2009	$658	$2,849	$270	$—	$3,777
Acquisition of Optima	—	—	—	1,534	1,534
Foreign currency translation adjustments	—	—	—	(107)	(107)

Balance at March 31, 2010	$658	$2,849	$270	$1,427	$5,204

8.	COMMON STOCK

In July 2008, the Company’s Board of Directors approved a Stock Repurchase Program (the “Program”) authorizing the repurchase of up to $3 million of its common stock. Under the Program, shares may be repurchased from time to time in open market transactions at prevailing market prices. The timing and actual number of shares purchased will depend on a variety of factors, such as price, corporate and regulatory requirements, and market conditions. Repurchases under the Program will be made using the Company’s available cash or borrowings. The Program initially had a one-year term and may be commenced, suspended or terminated at any time, or from time-to-time at management’s discretion without prior notice. In May 2009, the Board of Directors approved extending the Program for an additional six months through January 31, 2010, and in December 2009, the Board of Directors approved extending the Program for an additional six months through July 30, 2010. During the quarter ended March 31, 2010, we purchased 28,833 shares at a cost of approximately $39,000 or an average cost or $1.34 per share. Since inception of the program, we have purchased 675,641 shares at a cost of approximately $960,000 or an average cost of $1.42 per share. As of March 31, 2010, approximately $2,040,000 was available for future repurchases under the Program.

During three months ended March 31, 2010, the Company had restricted stock awards that vested. The Company is required to withhold income taxes at statutory rates based on the closing market value of the vested shares on the date of vesting. The Company offers employees the ability to have vested shares withheld by the Company in an amount equal to the amount of taxes to be withheld. Based on this, the Company purchased 114,233 shares during the three months ended March 31, 2010, with a cost of approximately $149,000 from employees to cover federal and state taxes due.

9.	STOCK-BASED COMPENSATION EXPENSE

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

We expense stock-based compensation to the same operating expense categories that the respective award grantee’s salary expense is reported. The table below reflects stock-based compensation expense for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Stock based compensation expense included:
Cost of services	$52	$41
Sales and marketing	72	77
Technology	101	60
General and administrative	552	444

	$777	$622

At March 31, 2010, approximately $3.7 million of stock-based compensation relating to unvested awards had not been amortized and will be expensed in future periods through 2013. Under current grants that are unvested and outstanding, approximately $1.8 million will be expensed in the remainder of 2010 as stock-based compensation subject to true-up adjustments for forfeitures and vestings during the year.

We calculate the value of our stock option awards when they are granted. Accordingly, we update our valuation assumptions for the risk-free interest rate on a monthly basis and volatility on a quarterly basis and apply these to the new grants each quarter that option grants are awarded. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants and possible ranges of estimated forfeiture. During the three months ended March 31, 2010 and 2009, the weighted average valuation assumptions for stock option awards and forfeiture rates used for the expense calculations for stock option and restricted stock awards were as follows:

	Three Months Ended March 31,
	2010	2009
Expected life in years	3.39	3.65
Volatility	0.81	0.86
Risk-free interest rate	1.4%	1.6%
Dividend rate	0.0%	0.0%
Forfeiture Rates:
Options	31.03%	27.09%
Restricted Stock	16.82%	12.34%

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

A summary of activity under our Stock Incentive Plans for the three months ended March 31, 2010, is as follows:

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2009	351,219	871,239	$2.35
Authorized	879,840	—	—
Options granted	(107,500)	107,500	1.43
Restricted stock awards granted	(144,000)	—	—
Options exercised	—	(520)	1.06
Options canceled	38,250	(38,250)	2.55
Restricted stock awards forfeited	37,501	—	—

Balance at March 31, 2010	1,055,310	939,969	$2.23

In accordance with the 2003 Plan, the number of shares authorized for grant under the 2003 Plan automatically increase on the first trading date of January by an amount equal to the lesser of 4% of our outstanding common stock at December 31 or 1,000,000 shares. Shares outstanding at December 31, 2009 were 21,996,003 and the additional shares authorized amounted to 879,840 in the table above.

The following table summarizes the activity with regard to restricted stock awards during the three months ended March 31, 2010. Restricted stock awards are issued from the 2003 Stock Incentive Plan and any issuances will reduce the shares available for grant as indicated in the previous table. Restricted stock awards are valued at the closing market price of the Company’s stock on the date of the grant.

	Number of Shares	Weighted Average Grant Price
Balance at December 31, 2009	2,437,813	$1.94
Granted	144,000	1.52
Vested	(328,715)	1.68
Forfeited	(37,501)	0.99

Balance of nonvested shares at March 31, 2010	2,215,597	$1.97

The total fair value of the unvested restricted stock awards at grant date was $4.4 million as of March 31, 2010.

10.	COMPREHENSIVE INCOME (LOSS)

With the establishment of our Canadian foreign subsidiary and the subsequent purchase of Canadian based assets from CAS on January 25, 2007, we accordingly recorded a foreign currency translation adjustment within other comprehensive loss during the three months ended March 31, 2010 and 2009, since the functional currency of this foreign location was determined to be the Canadian dollar. Additionally, on July 19, 2007, we purchased Qinteraction Limited and its Philippine-based subsidiary. The functional currency of the Philippine-based subsidiary is the Philippine peso and we have recorded a foreign currency translation adjustment within other comprehensive loss during the three months ended March 31, 2010 and 2009. In the first quarter of 2009, we established our Rainmaker Europe subsidiary in the United Kingdom. The functional currency of this subsidiary is the Great Britain Pound and we have recorded a foreign currency translation adjustment within other comprehensive loss during the three months ended March 31, 2010 and 2009. The components of comprehensive income (loss) were as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$395	$(3,900)
Foreign currency translation adjustments	(126)	(129)

Comprehensive income (loss)	$269	$(4,029)

The components of the balance sheet caption accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2010	December 31, 2009
Foreign currency translation adjustments	$(1,507)	$(1,381)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Among the important factors which could cause actual results to differ materially from those in the forward-looking statements include our client concentration as we depend on a small number of clients for a significant percentage of our revenue, the possibility of the discontinuation and/or realignment of some client relationships, general market conditions, the current difficult macro-economic environment and its impact on our business as our clients are reducing their overall marketing spending and our clients’ customers are reducing their purchase of services contracts, the high degree of uncertainty and our limited visibility due to economic conditions, our ability to execute our business strategy, our ability to integrate acquisitions without disruption to our business, the effectiveness of our sales team and approach, our ability to target, analyze and forecast the revenue to be derived from a client and the costs associated with providing services to that client, the date during the course of a calendar year that a new client is acquired, the length of the integration cycle for new clients and the timing of revenues and costs associated therewith, our client concentration given that we are currently dependent on a few significant client relationships, potential competition in the marketplace, the ability to retain and attract employees, market acceptance of our service programs and pricing options, our ability to maintain our existing technology platform and to deploy new technology, our ability to sign new clients and control expenses, the financial condition of our clients’ businesses, our ability to raise additional equity or debt financing and other factors detailed in Part II Item 1A – “Risk Factors” of this Quarterly Report on Form 10-Q.

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

As of March 31, 2010, we had approximately 150 clients, primarily in the computer hardware and software, telecommunications and financial services industries.

We have acquired several businesses that have expanded our client base and geographic presence to include international operations in Canada, Europe and the Philippines and enhanced the functionality of our Revenue Delivery Platform. These acquisitions have extended our technology capabilities and added new services which we offer across our expanding client base.

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

With the establishment of our Canadian foreign subsidiary and the subsequent purchase of Canadian based assets in 2007, we adopted a policy for recording foreign currency transactions and translation in accordance with ASC 830, “Foreign Currency Matters” (formerly Statement No. 52). For our Canadian subsidiary, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at period-end exchange rates, and statement of operations items are translated at an average exchange rate prevailing during the period. Such translation adjustments are recorded in accumulated comprehensive income (loss), a component of stockholders’ equity. Also in 2007, we acquired Qinteraction Limited and its Philippine-based subsidiary. As a result of this acquisition, we also adopted the policy mentioned above for recording foreign currency transactions and translations for this subsidiary as the functional currency has been determined to be the local currency for the Philippine-based subsidiary. In January of 2009, we established our Rainmaker Europe subsidiary in the United Kingdom. We adopted the policy mentioned above for recording foreign currency transactions and translations for this subsidiary as the functional currency has been determined to be the local currency (Great Britain Pound) for the UK based subsidiary. Gains and losses from foreign currency denominated transactions are included in interest and other income (expense), net in the consolidated statements of operations. Losses from foreign currency denominated transactions amounted to approximately $21,000 and $78,000 for the three months ended March 31, 2010 and 2009, respectively.

Management believes there have been no significant changes during the three months ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010.

Results of Operations

The following table sets forth for the periods given selected financial data as a percentage of our revenue. The table and discussion below should be read in connection with the financial statements and the notes thereto which appear elsewhere in this report as well as with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

	Three Months Ended March 31,
	2010	2009
Net revenue	100.0%	100.0%
Costs of services	41.7	57.5

Gross margin	58.3	42.5

Operating expenses:
Sales and marketing	7.1	11.6
Technology and development	17.1	24.8
General and administrative	17.6	22.3
Depreciation and amortization	7.7	13.6

Total operating expenses	49.5	72.3

Operating income (loss)	8.8	(29.8)
Interest and other expense, net	(5.5)	(1.0)

Income (loss) before income tax expense	3.3	(30.8)
Income tax expense	0.6	0.7

Net income (loss)	2.7%	(31.5)%

Comparison of Three Months Ended March 31, 2010 and 2009

Net Revenue. Net revenue increased $2.4 million, or 20%, to $14.8 million in the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily resulting from the receipt of a one-time settlement payment received during the quarter of approximately $4.6 million for a contract termination/buyout. Excluding the one-time settlement payment received in the quarter, net revenue decreased $2.2 million and 18% as compared to the prior year. The following table shows the change in revenue by product line between the periods (in thousands):

	2010	2009	$ Change	% Change
Contract sales	$9,739	$5,049	$4,690	92.9%
Lead development	4,074	6,200	(2,126)	(34.3)%
Training sales	996	1,114	(118)	(10.6)%

Total	$14,809	$12,363	$2,446	19.8%

Our contract sales product line revenue increased from the prior year primarily resulting from the receipt of a one-time settlement payment of approximately $4.6 million during the quarter for a contract termination/buyout. Excluding this one-time settlement payment, contract sales revenue was approximately $5.1 million and increased $40,000 and 1% over the comparative 2009 period. Revenue from our lead development product line declined predominantly from decreases in revenues from existing clients as they reduced their marketing budgets due to the very difficult economy, offset partially by revenues from several new clients in the period. Revenue from our training sales product line decreased by $118,000 and 11% compared to the prior year as a result of decreased revenue from existing clients.

Costs of Services and Gross Margin. Costs of services decreased $928,000, or 13%, to $6.2 million in the three months ended March 31, 2010, as compared to the 2009 comparative period. The decrease is attributable primarily to reductions in our facilities costs and reductions in our telesales workforce related to declining sales across our product lines. Our gross margin percentage increased to 58% in the three months ended March 31, 2010, as compared to 43% for the three months ended March 31, 2009, primarily as a result of the one-time settlement payment received in the quarter with no associated costs, a shift in the mix of our business from lead development to contract sales and lower costs as a result of cost reduction activities reducing our facilities and workforce. Excluding the one-time settlement payment received during the quarter, gross margin would have approximated 39% during the quarter ended March 31, 2010 and we anticipate gross margin to remain in this range for the remainder of the year.

Sales and Marketing Expenses. Sales and marketing expenses decreased $380,000, or 27%, to $1.1 million in the three months ended March 31, 2010, as compared to the 2009 comparative period. The decrease is primarily due to decreased personnel costs due to reductions in sales & marketing personnel, decreased commissions from reductions in sales, and decreases in severance and recruiting & relocation. We expect sales and marketing expenses to decrease for the remainder of the year as compared to 2009 as the Company has reduced costs due to the challenging macroeconomic environment which has caused a slowdown in marketing spending by our customers.

Technology and Development Expenses. Technology and development expenses decreased $541,000, or 18%, to $2.5 million during the three months ended March 31, 2010, as compared to the 2009 comparative period. The decrease is primarily attributable to decreases in personnel costs of approximately $127,000 due to the reductions in our workforce, decreased equipment and maintenance expenses of approximately $390,000 and decreased telephone usage of approximately $34,000. We expect technology and development expenses to decrease for the remainder of the year as compared to 2009 as we have reduced spending due to the challenging macroeconomic environment.

General and Administrative Expenses. General and administrative expenses decreased $149,000, or 5%, to $2.6 million during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. The decrease was primarily due to a reduction in facilities cost for our Manila operations. We expect general and administrative expenses to decrease for the remainder of the year as compared to 2009 as we have reduced spending in the 2009 and 2010 fiscal years.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $543,000, or 32%, to $1.1 million for the three months ended March 31, 2010, as compared to the 2009 period. Depreciation expense decreased by approximately $441,000 in the 2010 period, primarily as a result of assets retired or written off during our 2009 fiscal year. A portion of these assets retired and written off relate to our facility changes in Manila and Austin during 2009. Amortization of acquisition related intangible assets decreased by approximately $102,000 in the 2010 period primarily due to intangible assets from our previous Sunset Direct and View Central acquisitions becoming fully depreciated. We expect depreciation and amortization expense to be fairly flat to a slight increase as compared to the prior year for the remainder of 2010 as a result of our acquisitions of Grow Commerce in October 2009 and the acquisition of Optima Consulting Partners Limited in January 2010 and the depreciation and amortization of these acquired tangible and intangible assets.

Interest and Other Income (Expense), Net. The components of interest and other income (expense), net are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009	Change
Interest income	$18	$28	$(10)
Interest expense	(71)	(83)	12
Currency translation loss	(21)	(78)	57
Write-down of investment	(740)	—	(740)

	$(814)	$(133)	$(681)

The decrease in interest income is attributable to the decrease in the interest rates paid on our interest bearing deposit accounts. Interest expense is the result of interest incurred on the notes payable issued with the purchase of the assets of CAS Systems, interest incurred on the Bridge Bank Equipment Sub-facility portion of our Revolving Line of Credit which converted to term debt at a minimum interest rate of 6% in January 2009, interest on the term loan line which was borrowed in January 2010 and interest on the notes payable assumed in the Optima acquisition. We paid off the CAS Systems notes payable and made principal payments on the Bridge Bank and Optima loans during the quarter ended March 31, 2010.

The currency translation gain is primarily due to the fluctuation of currency exchange rates on two notes payable to third parties denominated in United States dollars that are owed by our Canadian subsidiary in connection with our acquisition of CAS Systems and our European subsidiary in connection with our acquisition of Optima Consulting Partners Limited. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.

Based on information Rainmaker received on April 30, 2010 from a private company in which Rainmaker invested in 2007 in the form of a secured note and a minority equity investment, Rainmaker has taken a non-cash charge in the first quarter of 2010 for the carrying value of its minority equity investment of $740,000.

Income Tax Expense. Income tax expense increased $11,000, or 13%, to $96,000 for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. Our income tax expense for the three month period ended

March 31, 2010, is based on our estimate of taxable income for the full year ending December 31, 2010, and primarily consists of estimates of foreign taxes and domestic gross margin taxes for certain states. We do not anticipate material changes to our implied effective tax rate for the year.

Liquidity and Sources of Capital

Cash provided by operating activities for the three months ended March 31, 2010 was $2.7 million as compared to cash used in operating activities of $1.3 million in the three months ended March 31, 2009. Cash provided by operating activities in 2010 was primarily the result of net income totaling $395,000, non-cash expenditures of depreciation and amortization of property and intangibles of $1.1 million, stock-based compensation charges of $777,000, the credit for the recovery of allowance for doubtful accounts of $67,000, write-down of investment of $740,000, and changes in operating assets and liabilities that used $245,000 of cash for the year.

Cash used in operating activities in 2009 was primarily the result of a net loss totaling $3.9 million, non-cash expenditures of depreciation and amortization of property and intangibles of $1.7 million, stock-based compensation charges of $622,000, the credit for the recovery of allowance for doubtful accounts of $197,000, loss on disposal of fixed assets of $158,000, and changes in operating assets and liabilities that provided $373,000 of cash for the year.

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

Accounts receivable decreased at March 31, 2010 as compared to March 31, 2009 as a result of lower overall sales during 2010 as compared to 2009, excluding the one-time settlement payment received during the quarter for a contract termination/buyout. Our days sales outstanding, or DSO, increased to 29 days at March 31, 2010 as compared to 27 days at March 31, 2009. Since we record the gross billing to the end customer of our contract sales clients in our accounts receivable, we calculate DSO based on our ability to collect those gross billings from the end customers. We record revenue based on the net commission we retain.

Cash used in investing activities was $1.1 million in the three months ended March 31, 2010, as compared to cash provided by investing activities of $177,000 in the three months ended March 31, 2009. The change is primarily the result of $492,000 paid in 2010 for the acquisition of Optima Consulting Partners Limited in January 2010, decreases in capital expenditures of approximately $92,000 during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, and an increase in the restricted cash balance of $54,000 in the three months ended March 31, 2010, as compared to a decrease in the restricted cash balance of approximately $779,000 in the three months ended March 31, 2009. Restricted cash represents the reserve for the refunds due for non-service payments inadvertently paid to the Company by our clients’ customers instead of paid directly to the Company’s clients. At the time of cash receipt, the Company records a current liability for the amount of non-service payments received. The increase in restricted cash represents the addition of the balance of refunds due to customers.

Cash provided by financing activities was approximately $331,000 in the three months ended March 31, 2010, as compared to cash used in financing activities of $1.3 million in the three months ended March 31, 2009. Cash provided by financing activities in 2010 was primarily a result of $1.4 million in net borrowings under our revolving credit facility, principal payments of $676,000 on our CAS notes, payments on our capital lease obligations of $240,000, purchases of treasury stock under company announced share repurchase plans of $39,000, and purchases of $149,000 of treasury stock from employees for shares withheld for income taxes payable on restricted stock awards vested during 2010. Cash used in financing activities in 2009 was primarily a result of principal payments of $923,000 on our revolving credit facility and CAS notes, payments on our capital lease obligations of $226,000, purchases of treasury stock under company announced share repurchase plans of $56,000, and purchases of $45,000 of treasury stock from employees for shares withheld for income taxes payable on restricted stock awards vested during 2009.

Our principal source of liquidity as of March 31, 2010 consisted of $17.1 million of cash and cash equivalents. We anticipate that our existing capital resources will enable us to maintain our current level of operations, our planned operations, our planned capital expenditures and debt repayments for at least the next twelve months.

Credit Arrangements

In October 2008, we executed further amendments to our secured revolving line of credit (the “Revolving Credit Facility”) with Bridge Bank. The amendments extended the maturity date of the Revolving Credit Facility from October 10, 2008 to October 10, 2009 and increased the maximum amount of revolving credit available from $4,000,000 to $6,000,000, with a $1,000,000 sub-facility for standby letters of credit and a new $3,000,000 sub-facility for the purpose of purchasing new equipment until December 31, 2008. Advances under the equipment finance sub-facility are being repaid in equal monthly installments that commenced in January 2009 and continue through October 2011. On December 3, 2009, we executed a further amendment to Revolving Credit Facility. The amendment extends the maturity date of the Revolving Credit Facility from October 10, 2009 to October 10, 2010. The maximum amount of revolving credit available to the company remains at $6,000,000, with a $1,000,000 existing sub-facility for standby letters of credit, $1,941,000 outstanding under the equipment finance sub-facility, and a new $1,700,000 term loan line which can be used for any borrowings until March 10, 2010. The interest rate per annum for revolving advances under the Revolving Credit Facility is equal to the greater of (i) 3.5%, or (ii) one quarter of one percent (0.25%) above the prime lending rate, currently at 4.5%. The interest rate per annum for advances under the equipment finance sub-facility and the term loan line is equal to a fixed rate of 6.0%. Advances under the equipment finance sub-facility were being repaid in equal monthly installments of approximately $88,000 through October 2011. On January 29, 2010, we borrowed the $1.7 million available from the term loan line of the Revolving Credit Facility. In accordance with the amended Revolving Credit Facility, any advances made under the term loan line will be combined with the existing equipment sub-facility advances outstanding on March 31, 2010, and will be re-amortized and payable in thirty six (36) equal monthly installments of principal, plus all accrued interest, beginning on April 10, 2010, and continuing on the same day of each month thereafter through March 31, 2013, at which time all amounts owed, if any, shall be immediately due and payable. As of March 31, 2010, the company had $3,377,000 outstanding under the equipment finance sub-facility and term loan line and had one undrawn letter of credit outstanding under the Revolving Credit Facility in the aggregate face amount of $100,000. The $3.4 million in term loans outstanding under the Revolving Credit Facility will be paid in 36 equal monthly installments of approximately $94,000 beginning in April 2010.

The amended Revolving Credit Facility is secured by substantially all of Rainmaker’s consolidated assets including intellectual property. Rainmaker must comply with certain financial covenants, including not incurring a quarterly non-GAAP profit or loss negatively exceeding by more than 10% the amount of the non-GAAP profit or loss recited in the company’s operating plan approved by Bridge Bank, and maintaining unrestricted cash with Bridge Bank equal to the greater of $2.0 million or the principal amount of the indebtedness from time to time outstanding with Bridge Bank. The Revolving Credit Facility contains customary covenants that will, subject to limited exceptions, limit our ability to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Revolving Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Revolving Credit Facility. For the three months ended March 31, 2010, we met this performance to plan financial covenant. At March 31, 2010, we were in compliance with all other loan covenants.

Off-Balance Sheet Arrangements

Leases

As of March 31, 2010, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2013. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up front cash flow related to purchasing the assets.

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

For our Canada call center operations, we entered into a lease renewal as of January 1, 2008 for a 2-year term with options for subsequent continuance. The provisions of the lease renewal in Canada specified that either party could terminate the lease for any reason by giving the other party at least 120 days prior written notice. In 2008, the Company decided to terminate the current lease in Canada and provided the landlord the specified 120 day notice as of October 1, 2008 in accordance with the lease agreement. On September 24, 2008, we entered into a new agreement to lease approximately 20,000 square feet of space and have moved our current Canadian operations to this new location which is closer to Montreal and provides more access to employees allowing for more growth. The lease has a minimum term of 3 years and commenced on January 1, 2009. Annual gross rent is $400,000 Canadian dollars for the initial 3 year term. Based on the exchange rate at March 31, 2010, annual rent will approximate $393,000 in US dollars. Additionally, Rainmaker will be responsible for its proportionate share of utilities, taxes and other common area maintenance charges during the lease term.

With our acquisition of Qinteraction, we assumed existing lease obligations at their Manila, Philippines offices. We assumed 2 office space leases and a parking lease. We occupy approximately 40,280 square feet on 3 floors in the BPI building in Manila. Our current lease for this space commenced on April 1, 2008, has a 5 year term and terminates on March 31, 2013. Based on the exchange rate as of March 31, 2010, our annual base rent will escalate from approximately $574,000 for the twelve months ended March 31, 2011 to $658,000 for the 2012 calendar year, the final full year of the lease that ends in March 2013. During 2008 and the three months ended March 31, 2009, we amended and then terminated our lease in the Pacific Star building and we currently do not occupy any space in this building. Our parking lease began in March 2006, has a 5 year term and terminates in March 2011. Based on the exchange rate as of March 31, 2010, our annual base rent on this lease is approximately $7,000. We have recently executed a lease for approximately 15,852 square feet of call center space in the Alphaland Southgate Tower in Makati City. The lease commences on May 1, 2010, has a 3 year term and terminates on April 30, 2013. Based on the exchange rate as of March 31, 2010, and the free and discounted base rent included in the lease agreement, our annual base rent will approximate $163,000 in the first year of the lease and increase to approximately $224,000 in the final year of the lease.

With our acquisition of Optima Consulting Partners Limited in January 2010, we assumed office leases in the United Kingdom, Germany and France where we have call center and sales operations. In the quarter ended March 31, 2010, we consolidated our existing Rainmaker Europe operations in the United Kingdom in Optima’s office and terminated our existing month to month lease in London effective March 31, 2010. In the United Kingdom, we have leased space in Godalming outside of London. This lease commenced in November 2009, has a three year term and terminates in October 2012. Our annual base rent for this facility is 80,000 Great Britain Pounds and based on the exchange rate as of March 31, 2010, will approximate $121,000 per year. In Germany we have leased space in Munich and Frankfurt. These leases are on month to month terms and can be terminated with three months notice. Monthly base rent on the Munich office space is 550 Euros and monthly base rent on the Frankfurt office is 750 Euros. Based on the exchange rate as of March 31, 2010, monthly base rent approximates $700 in Munich and $1,000 in Frankfurt. In France, we have current leased space in Nanterre outside of Paris that expires in May 2010. We have executed a new agreement that commences in June 2010, has a 1 year term and expires in May 2011. Monthly base rental under the new lease is 4,000 Euros per month. Based on the exchange rate as of March 31, 2010, monthly base rent approximates $5,000.

Rent expense, net of sub-lease income, under operating lease agreements during the three months ended March 31, 2010 and 2009 was $431,000 and $559,000, respectively.

Guarantees

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. The letter of credit was issued under the Revolving Credit Facility described above. As of March 31, 2010, no amounts had been drawn against the letter of credit.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of March 31, 2010 and December 31, 2009.

Contractual Obligations

Capital Leases

In March 2008, we entered into a 3-year software licensing agreement with Microsoft GP. In accordance with the terms of the agreement, we will pay three annual installments of approximately $254,000 beginning in April 2008 for the licensing rights to use certain Microsoft software. The present value of the future lease payments is included as a liability on the balance sheet as a current lease obligation as of December 31, 2009. We made the final payment on this lease in the first quarter of 2010.

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

In accordance with the Revolving Credit Facility, advances under the equipment finance sub-facility were previously being repaid in equal monthly installments commencing in January 2009 through October 2011. At March 31, 2010, we had a principal balance of $1.9 million outstanding under the equipment finance sub-facility that was being repaid in equal monthly installments of approximately $88,000. In December 2009, we executed a further amendment to our Revolving Credit Facility that extended the maturity date from October 10, 2009 to October 10, 2010. The maximum amount of revolving credit available to the company remains at $6,000,000, with a $1,000,000 existing sub-facility for standby letters of credit, $1,941,000 outstanding under the equipment finance sub-facility, and a new $1,700,000 term loan line which can be used for any borrowings until March 10, 2010. The interest rate per annum for revolving advances under the Revolving Credit Facility is equal to the greater of (i) 3.5%, or (ii) one quarter of one percent (0.25%) above the prime lending rate, currently at 4.5%. The interest rate per annum for advances under the equipment finance sub-facility and the term loan line is equal to a fixed rate of 6.0%. On January 29, 2010, we borrowed the $1.7 million available from the term loan line of the Revolving Credit Facility. In accordance with the amended Revolving Credit Facility, any advances made under the term loan line will be combined with the existing equipment sub-facility advances outstanding on March 31, 2010, and will be re-amortized and payable in thirty six (36) equal monthly installments of principal, plus all accrued interest, beginning on April 10, 2010, and continuing on the same day of each month thereafter through March 31, 2013, at which time all amounts owed, if any, shall be immediately due and payable. As of March 31, 2010, the company had $3,377,000 outstanding under the equipment finance sub-facility and term loan line and had one undrawn letter of credit outstanding under the Revolving Credit Facility in the aggregate face amount of $100,000. The $3.4 million in term loans outstanding under the Revolving Credit Facility will be paid in 36 equal monthly installments of approximately $94,000 beginning in April 2010.

On January 29, 2010, our wholly-owned subsidiary Rainmaker Europe entered into and closed a stock purchase agreement for Optima Consulting Partners Limited (“Optima”). In accordance with this agreement, we entered into a note payable for $350,000 US payable in two installments with $200,000 plus accrued interest due eighteen months from the closing date and $150,000 plus accrued interest due twenty four months after the closing date. Interest rate on the note payable is 0.4% per year and we have recorded the present value of the note payable, discounted over 2 years at a rate of 6.2%. The resulting discount on note payable will be amortized straight-line over the two year term of the note.

Additionally in connection with the Optima acquisition, we assumed an existing note payable with Barclays Bank in the amount of 77,788 Great Britain Pounds (“GBP”) as of the closing date of the acquisition. The note bears interest at 4.25% per year over the lender’s base rate and is currently 4.75% as of March 31, 2010. The note will be payable in monthly principal installments of approximately 2,800 GBP through May 2012. Using the exchange rate at March 31, 2010, the current note payable balance is approximately $109,000 US Dollars and the monthly payment approximates $4,000 US Dollars.

Revolving Credit Facility

In October 2008, we executed further amendments to our secured revolving line of credit (the “Revolving Credit Facility”) with Bridge Bank. The amendments extended the maturity date of the Revolving Credit Facility from October 10, 2008 to October 10, 2009 and increased the maximum amount of revolving credit available from $4,000,000 to $6,000,000, with a $1,000,000 sub-facility for standby letters of credit and a new $3,000,000 sub-facility for the purpose of purchasing new equipment until December 31, 2008. Advances under the equipment finance sub-facility are being repaid in equal monthly installments that commenced in January 2009 and continue through October 2011. On December 3, 2009, we executed a further amendment to Revolving Credit Facility. The amendment extends the maturity date of the Revolving Credit Facility from October 10, 2009 to October 10, 2010. The maximum amount of revolving credit available to the company remains at $6,000,000, with a $1,000,000 existing sub-facility for standby letters of credit, $1,941,000 outstanding on our existing equipment finance sub-facility, and a new $1,700,000 term loan line which can be used for any borrowings until March 10, 2010. The interest rate per annum for revolving advances under the Revolving Credit Facility is equal to the greater of (i) 3.5%, or (ii) one quarter of one percent (0.25%) above the prime lending rate, currently at 4.5%. The interest rate per annum for advances under the equipment finance sub-facility and the term loan line is equal to a fixed rate of 6.0%. Advances under the equipment finance sub-facility were being repaid in equal monthly installments of approximately $88,000 through October 2011. On January 29, 2010, we borrowed the $1.7 million available from the term loan line of the Revolving Credit Facility. In accordance with the amended Revolving Credit Facility, any advances made under the term loan line will be combined with the existing equipment sub-facility advances outstanding on March 31, 2010, and will be re-amortized and payable in thirty six (36) equal monthly installments of principal, plus all accrued interest, beginning on April 10, 2010, and continuing on the same day of each month thereafter through March 31, 2013, at which time all amounts owed, if any, shall be immediately due and payable. As of March 31, 2010, the company had $3,377,000 outstanding under the equipment finance sub-facility and term loan line and had one undrawn letter of credit outstanding under the Revolving Credit Facility in the aggregate face amount of $100,000. The $3.4 million in term loans outstanding under the Revolving Credit Facility will be paid in 36 equal monthly installments of approximately $94,000 beginning in April 2010.

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

As of March 31, 2010, our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)	Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of our 2010 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We currently are not a party to any material legal proceedings and are not aware of any pending or threatened litigation that would have a material adverse effect on us or our business.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors that were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock during the three months ended March 31, 2010:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value that May Yet be Purchased Under the Program (b)
January 1, 2010 – January 31, 2010	18,750	$1.50	17,700	$2,051,678
February 1, 2010 – February 28, 2010	113,183	$1.30	—	$2,051,678
March 1, 2010 – March 31, 2010	11,133	$1.07	11,133	$2,039,813

	143,066	$1.31	28,833

(a)	These amounts include shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted share awards. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of our shares on the date of vesting. We purchased 1,050 shares during January 2010 from employees at an average cost of approximately $1.45 per share. During February 2010, we purchased 113,183 shares from employees at an average cost of approximately $1.30 per share. No shares were purchased from employees in March 2010.
(b)	On July 31, 2008, the Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to $3.0 million of Rainmaker’s common stock. The Stock Repurchase Program initially had a one-year term and may be commenced, suspended or terminated at any time, or from time-to-time at management’s discretion without prior notice. In May 2009, the Board of Directors extended the term of the Share Repurchase Program from July 31, 2009 to January 31, 2010. In December 2009, the Board of Directors approved extending the Program for an additional six months through July 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)	Exhibits

The following exhibits are filed with this report as indicated below:

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINMAKER SYSTEMS, INC.

Dated: May 17, 2010	/s/ MICHAEL SILTON
Michael Silton
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ STEVE VALENZUELA
Steve Valenzuela
Senior Vice President, Finance, Chief Financial Officer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)