Form 10-Q
period 2010-09-30
RAINMAKER SYSTEMS INC
filed 2010-11-12
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2010

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of November 5, 2010, the registrant had 22,348,598, shares of Common Stock outstanding.

RAINMAKER SYSTEMS, INC.

FORM 10-Q

AS OF SEPTEMBER 30, 2010

PART I.—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$13,590	$15,129
Restricted cash	27	13
Accounts receivable, less allowance for doubtful accounts of $58 at September 30, 2010 and December 31, 2009	7,454	7,604
Prepaid expenses and other current assets	1,255	1,895

Total current assets	22,326	24,641
Property and equipment, net	6,740	6,952
Intangible assets, net	573	890
Goodwill	5,274	3,777
Other non-current assets	700	2,409

Total assets	$35,613	$38,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,506	$8,290
Accrued compensation and benefits	1,563	1,079
Other accrued liabilities	2,924	2,221
Deferred revenue	2,888	2,656
Current portion of capital lease obligations	—	240
Current portion of notes payable	1,364	1,350

Total current liabilities	16,245	15,836
Deferred tax liability	395	281
Long term deferred revenue	369	229
Other long-term liabilities	250	—
Notes payable, less current portion	1,869	1,257

Total liabilities	19,128	17,603

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 23,678,381shares issued and 22,299,073 shares outstanding at September 30, 2010 and 23,034,645 shares issued and 21,996,003 shares outstanding at December 31, 2009	21	20
Additional paid-in capital	124,019	121,138
Accumulated deficit	(104,180)	(96,997)
Accumulated other comprehensive loss	(1,223)	(1,381)
Treasury stock, at cost, 1,379,308, shares at September 30, 2010 and 1,038,642 shares at December 31, 2009	(2,152)	(1,714)

Total stockholders’ equity	16,485	21,066

Total liabilities and stockholders’ equity	$35,613	$38,669

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenue	$9,415	$13,118	$33,575	$37,015
Cost of services	6,206	6,502	18,118	19,879

Gross margin	3,209	6,616	15,457	17,136

Operating expenses:
Sales and marketing	995	930	3,045	3,401
Technology and development	2,164	2,383	7,066	7,839
General and administrative	2,803	1,900	7,970	6,922
Depreciation and amortization	1,357	1,272	3,625	4,415
Gain on fair value remeasurement	(190)	—	(190)	—

Total operating expense	7,129	6,485	21,516	22,577

Operating income (loss)	(3,920)	131	(6,059)	(5,441)
Interest and other (expense) income, net	(6)	(23)	(910)	(114)

Loss before income tax expense	(3,926)	108	(6,969)	(5,555)
Income tax expense	70	85	213	262

Net income (loss)	$(3,996)	$23	$(7,182)	$(5,817)

Basic income (loss) per share	$(0.20)	$(0.00)	$(0.35)	$(0.30)

Diluted income (loss) per share	$(0.20)	$(0.00)	$(0.35)	$(0.30)

Weighted average common share
Basic	20,491	21,566	20,267	19,292

Diluted	20,491	21,621	20,267	19,292

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net loss	$(7,182)	$(5,817)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	3,075	3,567
Amortization of intangible assets	550	848
Gain on fair value re-measurement	(190)	—
Stock-based compensation expense	2,173	1,862
Credit provision for allowances for doubtful accounts	(38)	(319)
Loss on disposal of fixed assets	—	294
Write-down of investment	740	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	870	2,790
Prepaid expenses and other assets	423	(239)
Accounts payable	(935)	(1,151)
Accrued compensation and benefits	303	(73)
Other accrued liabilities	1,025	(526)
Income tax payable	(380)	26
Deferred tax liability	114	100
Deferred revenue	206	(1,479)

Net cash provided by (used in) operating activities	754	(117)

Investing activities:
Purchases of property and equipment	(2,704)	(1,036)
Restricted cash, net	(14)	900
Acquisition of business, net of cash acquired	(492)	—
Repayment of note receivable	1,250	—

Net cash used in investing activities	(1,960)	(136)

Financing activities:
Net borrowings under revolving line of credit	1,129	—
Principal payment of notes payable	(969)	(1,453)
Principal payment of capital lease obligations	(240)	(226)
Tax payments in connection with treasury stock surrendered	(339)	(252)
Purchases of treasury stock	(99)	(296)
Proceeds from issuance of common stock from option exercises	2	3
Proceeds from issuance of common stock from ESPP	—	2

Net cash used in financing activities	(516)	(2,222)

Effect of exchange rate changes on cash	183	(37)

Net decrease in cash and cash equivalents	(1,539)	(2,512)

Cash and cash equivalents at beginning of period	15,129	20,040

Cash and cash equivalents at end of period	$13,590	$17,528

Supplement disclosures of cash flow information:
Cash paid for interest	$174	$168

Cash paid for taxes	$152	$121

Supplemental non-cash investing and financing activities:
Issuance of common stock in business acquisitions	$701	$—

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

The results of our operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results to be expected for the year ending December 31, 2010, or any other period. These condensed consolidated financial statements should be read in conjunction with Rainmaker’s financial statements and notes thereto included in Rainmaker’s Annual Report on Form 10-K for the year ended December 31, 2009. Balance sheet information as of December 31, 2009 has been derived from the audited financial statements for the year then ended.

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

We operate in three operating segments which have been aggregated into one reportable segment as determined by revenue generated from sales and marketing solutions. We have operations within the United States of America, Canada, Philippines, United Kingdom, and France where we perform services on behalf of our clients to customers who are primarily located in North America.

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

The following is a summary of our cash and cash equivalents at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Cash and cash equivalents:
Cash	$6,924	$8,465
Money market funds	6,666	6,664

Total cash and cash equivalents	$13,590	$15,129

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At September 30, 2010 and December 31, 2009, our allowance for potentially uncollectible accounts was $58,000 in both periods.

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

Goodwill and Other Intangible Assets

We completed several acquisitions during the period January 1, 2005 through September 30, 2010. Goodwill represents the excess of the acquisition purchase price over the estimated fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired. In our analysis of goodwill and other intangible assets we apply the guidance of FASB ASC 350-20-35, Intangibles – Goodwill and Other-Subsequent Measurement, in determining whether any impairment conditions exist. In our analysis of other finite lived amortizable intangible assets, we apply the guidance of FASB ASC 360-10-35, Property, Plant and Equipment-Subsequent Measurement, in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various technologies, customer relationships and trade names of the businesses we have acquired.

In the fourth quarter of 2009, we performed our annual goodwill impairment evaluation and determined that there was no impairment in 2009. At December 31, 2009, we had approximately $3.8 million in goodwill recorded on our contract sales reporting unit. The estimated fair value of this reporting unit exceeded the carrying value by approximately $1.2 million or 7% at December 31, 2009.

At September 30, 2010, we had approximately $3.8 million in goodwill recorded on our contract sales reporting unit and approximately $1.5 million recorded on our Rainmaker Europe reporting unit from the acquisition of Optima Consulting Partners Limited that we closed in January 2010. See Note 7 below for a discussion of this acquisition.

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

We took a non-cash charge in the first quarter of 2010 for the carrying value of our minority equity investment in Market2lead of $740,000.

Revenue Recognition and Presentation

Substantially all of our revenue is generated from the sale of service contracts and maintenance renewals, lead development services and software subscriptions for hosted internet sales of web based training and ecommerce. We recognize revenue from the sale of our clients’ service contracts and maintenance renewals on the “net basis”, which represents the amount billed to the end customer less the amount paid to our client. Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from a client’s customer is received, the service contract or maintenance agreement is delivered, the fee is fixed or determinable, the collection of the receivable is reasonably assured, and no significant post-delivery obligations remain unfulfilled. Revenue from lead development services we perform is recognized as the services are accepted and is generally earned ratably over the service contract period. Some of our lead development service revenue is earned when we achieve certain attainment levels and is recognized upon customer acceptance of the service. We earn revenue from our software application subscriptions of hosted online sales of web based training ratably over each contract period. Since these software subscriptions are usually paid in advance, we have recorded a deferred revenue liability on our balance sheet that represents the prepaid portions of subscriptions that will be earned over the next one to two years.

We also evaluate our agreements for multiple element arrangements. Our agreements do not always contain multiple deliverables. However, in some instances our agreements do have multiple deliverables each of which may have value to our customers on a standalone basis. Where this is the case, our agreements indicate the standalone value. In the few instances where our agreements have contained multiple deliverables, they usually do not have value to our customers on a standalone basis, and therefore the deliverables are considered together as one unit of accounting. Revenue is then recorded using the proportional performance model, where revenue is recognized as performance occurs over the term of the contract and any initial set up fees are recognized over the estimated customer life.

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

Income Taxes

We account for income taxes using the liability method. The liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At September 30, 2010 and December 31, 2009, we had gross deferred tax assets of $28.0 million and $25.8 million, respectively. In 2010 and 2009, the deferred tax asset was subject to a 100% valuation allowance and therefore is not recorded on our balance sheet as an asset. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.

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

Our policy for recording interest and penalties related to uncertain tax positions is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in interest and other income (expense), net, in the consolidated statement of operations. There were immaterial amounts accrued for interest and penalties related to uncertain tax positions as of September 30, 2010.

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

We place our cash and cash equivalents in a variety of financial institutions and limit the amount of credit exposure through diversification and by investing the funds in money market accounts and certificates of deposit which are insured by the Federal Deposit Insurance Corporation (FDIC). At times, the balance of cash deposits is in excess of the FDIC insurance limits.

We sell our clients’ products and services primarily to business end users and, in most transactions, assume full credit risk on the sale. Credit is extended based on an evaluation of the financial condition of our client’s customer, and collateral is generally not required. Credit losses have traditionally been immaterial, and such losses have been within management’s expectations.

We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the three months ended September 30, 2010, two clients represented 10% or more of our revenue, with Symantec representing approximately 16% of our revenue and Hewlett-Packard representing approximately 16% of our revenue. In the nine months ending September 30, 2010, three clients represented 10% or more of our revenue, with Hewlett-Packard represented approximately 15% of our revenue, Symantec representing approximately 14% of our revenue and Sun Microsystems representing approximately 10% of our revenue. In the three months ended September 30, 2009, three clients represented for more than 10% of our revenue. Sun Microsystems represented approximately 23% of our revenue, Hewlett-Packard represented approximately 15% of our revenue and Symantec represented approximately 10% of our revenue. In the nine months ended September 30, 2009, three clients represented for more than 10% of our revenue, with Sun Microsystems represented approximately 21% of our revenue, Hewlett-Packard represented approximately 16% of our revenue and Symantec represented approximately 10% of our revenue.

No individual client’s end-user customer accounted for 10% or more of our revenues in any period presented.

We have outsourced services agreements with our clients that expire at various dates ranging through June 2013. Our agreements with Hewlett-Packard, a significant client, expire at various dates from August 2011 through August 2012, and can generally be terminated prior to expiration with ninety days notice. Our agreement with Symantec, a significant client, was renewed on February 24, 2010, effective as of April 1, 2010, for a term of two years, expiring on March 31, 2012, if not renewed prior to expiration. In addition, we signed an agreement in June 2010 with Symantec and developed and deployed the Symantec Acquisition Store for business-to-business online sales. This agreement runs from July 1, 2010 through June 30, 2012 with no rights of termination for the first 18 months of the agreement. We previously had various agreements with Sun Microsystems, our largest client as of December 31, 2009, with various termination provisions ranging from termination with 60 days notice to termination rights beginning in August 2010. On February 5, 2010, we received written notice from Sun Microsystems that they had elected to terminate the Global Inside Sales Program Statement of Work agreement dated March 31, 2009, effective as of February 28, 2010. The notice followed the acquisition of Sun Microsystems by Oracle Corporation and affected the contract sales services that we were performing for Sun. These services accounted for approximately 13% of our fiscal 2009 annual revenue and 21% of our fourth quarter fiscal 2009 revenue. We also received notification from Sun Microsystems dated March 31, 2010, terminating the teleweb services that we were performing for Sun effective as of May 31, 2010. These services accounted for approximately 6% of our revenue in the three months ended March 31, 2010.

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

Segment Reporting

We report segment results in accordance with ASC 280, Segment Reporting. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by detailed information listing revenues by customer and product line, for purposes of making operating decisions and assessing financial performance. Currently the chief operating decision maker does not use product line financial performance as a basis for business operating decisions. Accordingly, the Company has concluded that it has three operating segments which have been aggregated into one reportable segment as determined by revenue generated from sales and marketing solutions. We have call center operations within the United States of America, Canada, Philippines, United Kingdom, and France where we perform services on behalf of our clients. We exited our call center in Canada in September 2010 and took a charge of $501,000. We are actively working to sublease this facility through the expiration of our lease term of December 31, 2011.

The following is a breakdown of net revenue by product line for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Contract sales	$3,552	$8,053	$17,333	$18,823
Lead development	4,909	3,927	13,363	14,821
Training sales	954	1,138	2,879	3,371

Total	$9,415	$13,118	$33,575	$37,015

Foreign revenues are attributed to the country of the business entity that executed the contract. The Company utilizes our call centers in the United States, Philippines, United Kingdom, and France to fulfill these contracts. Property and equipment information is based on the physical location of the assets and goodwill and intangible information is based on the country of the business entity to which these are allocated. The following is a geographic breakdown of net revenue for the three and nine months ended September 30, 2010 and 2009 and net long-lived assets as of September 30, 2010 and December 31, 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Revenue
United States	$6,200	$11,406	$25,213	$32,381
Cayman Islands	2,020	1,290	5,265	3,370
Philippines	710	422	1,546	1,264
Europe	485	—	1,551	—

Total	$9,415	$13,118	$33,575	$37,015

	September 30, 2010	December 31, 2009
Property & Equipment, net
United States	$3,756	$4,314
Philippines	2,876	2,507
Europe	108	131

Total	$6,740	$6,952

	September 30, 2010	December 31, 2009
Goodwill
United States	$3,777	$3,777
Europe	1,497	—

Total	$5,274	$3,777

	September 30, 2010	December 31, 2009
Intangible Assets, net
United States	$306	$576
Cayman Islands	160	314
Europe	107	—

Total	$573	$890

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

Related Party Transactions

The Chairman of our board of directors also serves on the board of Saama Technologies, a technology services firm. During the three months ended September 30, 2010, we did not utilize the services of Saama Technologies. During the nine months ended September 30, 2010, we paid Saama Technologies $11,000 for technology services. During the three and nine months ended September 30, 2009, we paid Saama Technologies $40,000 and $229,000, respectively, for technology services. We may continue to utilize their services and may expand the scope of Saama Technologies’ engagement in the future.

In October 2007, we closed an OEM licensing agreement with Market2Lead, Inc. (“Market2Lead”), a software-as-a-service provider of business-to-business automated marketing solutions, to further enhance LeadWorks, Rainmaker’s on-demand marketing automation application. In connection with this agreement, Rainmaker provided Market2Lead with growth financing of $2.5 million in secured convertible and term debt. In October 2008, one-half of the debt was converted into preferred shares of Market2Lead. In May 2010, we received payment from Market2Lead for the $1,250,000 in remaining term debt plus accrued interest of approximately $170,000 as Market2Lead was sold. In connection with this sale, we took a non-cash charge in the first quarter of 2010 for the carrying value of our minority equity investment of $740,000. We no longer carry any values on our balance sheet related to Market2Lead. During the three and nine months ended September 30, 2010, we did not utilize the services of Market2Lead. During the three and nine months ended September 30, 2009, we paid Market2Lead approximately $43,000 and $91,000, respectively, for marketing services.

Exit or Disposal Cost Obligations

ASC 420, Exit or Disposal Cost Obligations (formerly SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”) considers exit or disposal cost obligations including; 1) Costs to terminate a contract other than a capital lease, 2) Costs to close facilities and relocate employees, and 3) One-time employee termination benefits. Initial measurement includes recording a liability for exit or disposal costs that is recognized during the period the when exit activity liability is incurred. Obligations that do not become a present obligation should initially be measured at fair value. If fair value cannot be reasonably estimated and a liability is recognized when fair value can be reasonably estimated. Subsequent period measurement of changes to the liability is measured using “credit-adjusted risk-free rate”

For our Canadian call center operations, we entered into agreement to lease approximately 20,000 square feet of space for our Canadian operations to. The lease has a minimum term of three years and commenced on January 1, 2009. Annual gross rent is $400,000 Canadian dollars for the initial 3-year term. Based on the exchange rate at September 30, 2010, annual rent will approximate $388,000. Additionally, Rainmaker will be responsible for its proportionate share of utilities, taxes and other common area maintenance charges during the lease term. We exited our Canadian call center in September 2010 and took a fair value charge of $501,000 for exit activities. We are actively working to sublease the facility through the end of our lease term of December 31, 2011.

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

In September 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements – A consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”) which amends ASC 985-605, “Software: Revenue Recognition” to exclude from its scope certain tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. This guidance focuses on determining which arrangements are within the scope of the software revenue guidance in Topic 985 (previously included in AICPA Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”)) and which are not. This guidance also removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that include a tangible product are within the scope of the software revenue guidance. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. We are currently evaluating both the timing and the impact of the pending adoption of the ASU on our consolidated financial statements and we don’t expect it to have a material impact.

In January 2010, the FASB issued ASU 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 – Fair Value Measurements and Disclosures that requires additional disclosures about transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. Additionally, it clarifies existing fair value disclosures about the level of disaggregation of inputs and valuation techniques used to measure fair value. We are currently evaluating both the timing and the impact of the pending adoption of the ASU on our consolidated financial statements and we don’t expect it to have a material impact.

In April 2010, the FASB issued ASU No. 2010 – 17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition. ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone of revenue recognition for certain research and development transactions. Under this new standard, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive. This standard will be effective for us on a prospective basis for periods beginning after January 1, 2011. We are currently evaluating both the timing and the impact of the pending adoption of the ASU on our consolidated financial statements and we don’t expect it to have a material impact.

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

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(3,996)	$23	$(7,182)	$(5,817)

Weighted-average shares of common stock outstanding – basic	20,491	19,394	20,267	19,292
Plus: Weighted-average unvested restricted share awards outstanding – basic	—	2,172	—	—

Total weighted-average shares of common stock and participating securities outstanding – basic	20,491	21,566	20,267	19,292
Plus: Dilutive options and warrants outstanding	—	592	—	—
Less: Weighted-average shares subject to repurchase	—	(537)	—	—

Weighted-average shares used to compute diluted net loss per share	20,491	21,621	20,267	19,292

Basic net loss per share	$(0.20)	$(0.00)	$(0.35)	$(0.30)

Diluted net loss per share	$(0.20)	$(0.00)	$(0.35)	$(0.30)

In the three and nine months ended September 30, 2010 and 2009, the Company excluded certain unvested restricted share awards, options and warrants from the calculation of basic and diluted net loss per share because these securities were anti-dilutive. In the three months ended September 30, 2010, the Company excluded approximately 1.9 million unvested restricted shares from the calculation of basic net loss per share as these securities were anti-dilutive, and the Company excluded the dilutive effect of an additional 1.5 million options and warrants from the calculation of diluted net loss per share as these securities were anti-dilutive. In the nine months ended September 30, 2010, the Company excluded approximately 2.1 million unvested restricted shares from the calculation of basic net loss per share as these securities were anti-dilutive, and the Company excluded the dilutive effect of an additional 1.5 million options and warrants from the calculation of diluted net loss per share as these securities were anti-dilutive. In the three months ended September 30, 2009, the Company excluded the dilutive effect of an additional 1.4 million options and warrants from the calculation of diluted net loss per share as these securities were anti-dilutive. In the nine months ended September 30, 2009, the Company excluded approximately 2.3 million unvested restricted shares from the calculation of basic net loss per share as these securities were anti-dilutive, and the Company excluded the dilutive effect of an additional 1.9 million options and warrants from the calculation of diluted net loss per share as these securities were anti-dilutive.

4.	PROPERTY AND EQUIPMENT

	Estimated Useful Life	September 30, 2010	December 31, 2009
Property and equipment (in thousands):
Computer equipment	3 years	$10,209	$9,420
Capitalized software and development	2-5 years	11,807	10,568
Furniture and fixtures	5 years	597	714
Leasehold improvements	Lease term	1,707	1,171

		24,320	21,873
Accumulated depreciation and amortization		(18,240)	(15,282)
Construction in process (1)		660	361

Property and equipment, net		$6,740	$6,952

(1)	Construction in process at September 30, 2010, consists primarily of costs incurred to further develop and enhance the Company’s ecommerce platform and Lead Management system. Estimated cost to complete these projects is in the range of $200,000 - $300,000 subject to future revisions.

5.	INTANGIBLE ASSETS

	Estimated Useful Life	September 30, 2010	December 31, 2009
Intangible assets (in thousands):
Developed technology (1)	3-5 years	$330	$1,250
Customer relations (2)	2-5 years	3,027	2,790
Database (3)	5 years	—	147

		3,357	4,187
Accumulated amortization		(2,784)	(3,297)

Intangibles assets, net		$573	$890

(1)	$920,000 of developed technology from the View Central acquisition has been fully amortized and was removed from our books in the first quarter of 2010.
(2)	$243,000 of customer relations intangible assets were acquired in the Optima acquisition. See Note 7 below for a discussion of this acquisition.
(3)	$147,000 of database intangible assets from the Sunset Direct acquisition had been fully amortized and were removed from our books in the first quarter of 2010.

Future amortization of intangible assets at September 30, 2010 is as follows (in thousands):

Remainder of 2010	$140
Fiscal: 2011	330
2012	103

Total future amortization	$573

6.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Note Payable – CAS	$—	$666
Term Loan – Bridge Bank	2,814	1,941
Note Payable – Optima acquisition	350	—
Note Payable – Optima	88	—

	3,252	2,607
Less: Current Portion	(1,364)	(1,350)
Less: Discount on Optima note payable	(19)	—

Total Long –Term Debt	$1,869	$1,257

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

Revolving Credit Facility & Term Loan – Bridge Bank

In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank (the Revolving Credit Facility). The Revolving Credit Facility originally matured in May 2005, and provided borrowing availability up to a maximum of $3.0 million through a secured revolving line of credit that included a $1.0 million letter of credit facility. In December 2005, our Revolving Credit Facility was increased to $4.0 million. In October 2008, we executed further amendments to the Revolving Credit Facility. The amendments extended the maturity date of the Revolving Credit Facility from October 10, 2008 to October 10, 2009 and increased the maximum amount of revolving credit available from $4,000,000 to $6,000,000, with a $1,000,000 sub-facility for standby letters of credit and a new $3,000,000 sub-facility for the purpose of purchasing new equipment until December 31, 2008. Advances under the equipment finance sub-facility were being repaid in equal monthly installments that commenced in January 2009 and were to continue through October 2011. On December 3, 2009, we executed a further amendment to the Revolving Credit Facility. The amendment extended the maturity date of the Revolving Credit Facility from October 10, 2009 to October 10, 2010. The maximum amount of revolving credit available to the Company remained at $6,000,000, with a $1,000,000 existing sub-facility for standby letters of credit, and a $3.5 million maximum sub-facility that was a combination of the equipment finance sub-facility and a term loan line which could be used for any borrowings until March 10, 2010. In accordance with the amended Revolving Credit Facility, any advances made under the term loan line were combined with the existing equipment sub-facility advances outstanding on March 31, 2010, and were re-amortized and payable in thirty six (36) equal monthly installments of principal, plus all accrued interest, beginning on April 10, 2010, and continuing on the same day of each month thereafter through March 31, 2013, at which time all amounts owed, if any, would be immediately due and payable.

In September 2010, we executed further amendments to the Revolving Credit Facility. The amendments renewed the facility for an additional 14 months to December 10, 2011. In addition, the amendments added a new $500,000 term loan sub-facility which can be used for borrowings until December 31, 2010. The maximum amount of revolving credit available to the company remains at $6 million, subject to a borrowing base, and includes a $1.0 million existing sub-facility for standby letters of credit, a $2.8 million existing term loan sub-facility, and the new $500,000 term loan sub-facility. The interest rate per annum for revolving advances under the Revolving Credit Facility is equal to the greater of (i) 3.5%, or (ii) one quarter of one percent (0.25%) above the prime lending rate, currently at 3.25%. The interest rate per annum for advances under the term-loan sub-facilities is equal to a fixed rate of 6.0%. Advances under the existing term loan sub-facility are being repaid in equal monthly installments of approximately $94,000 through March 2013. As of September 30, 2010, the company had $2,814,000 outstanding under the existing term loan sub-facility and had one undrawn letter of credit outstanding under the Revolving Credit Facility in the aggregate face amount of $100,000. If any advances are made under the new term loan line, all existing term loan sub-facility advances together with all new term loan advances, in each case, outstanding on December 31, 2010 will be re-amortized, and will be payable in twenty seven (27) equal monthly installments of principal, plus all accrued interest, beginning on January 10, 2011, and continuing on the same day of each month thereafter through March 31, 2013, at which time all amounts owed, if any, shall be immediately due and payable.

The amended Revolving Credit Facility is secured by substantially all of Rainmaker’s consolidated assets including intellectual property. Rainmaker must comply with certain financial covenants, including not incurring a quarterly non-GAAP profit or loss negatively exceeding by more than 10% the amount of the non-GAAP profit or loss recited in the company’s operating plan approved by Bridge Bank, and maintaining unrestricted cash with Bridge Bank equal to the greater of $2.0 million or the aggregate principal amount of the indebtedness from time to time outstanding with Bridge Bank plus $500,000.

The Revolving Credit Facility contains customary covenants that will, subject to limited exceptions, require Bridge Bank’s approval to, among other things, (i) create liens; (ii) make annual capital expenditures above a certain level; (iii) pay cash dividends; and (iv) merge or consolidate with another company above a certain amount of total consideration. The Revolving Credit Facility provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the amended Revolving Credit Facility.

Notes Payable – Optima acquisition

On January 29, 2010, we entered into and closed a stock purchase agreement for Optima Consulting Partners Limited (“Optima”). In accordance with this agreement, we entered into a note payable for $350,000 payable in two installments with $200,000 plus accrued interest due eighteen months from the closing date and $150,000 plus accrued interest due twenty four months after the closing date, subject to post-closing conditions. The interest rate on the note payable is 0.4% per year and we have recorded the present value of the note payable, discounted over 2 years at a rate of 6.2%.

Additionally, in connection with the Optima acquisition, we assumed an existing note payable to Barclays Bank in the amount of 77,788 Great Britain Pounds (“GBP”) as of the closing date of the acquisition. The note bears interest at 4.25% per year over the lender’s base rate and is currently 4.75% as of September 30, 2010. The note is payable in monthly principal installments of approximately 2,800 GBP through May 2012. Using the exchange rate at September 30, 2010, the current note payable balance is approximately $139,000 and the monthly payment approximates $4,000.

Future debt maturities at September 30, 2010 are as follows (in thousands):

Three months ending December 31, 2010	$295
Fiscal year ending December 31, 2011	1,378
Fiscal year ending December 31, 2012	1,298
Fiscal year ending December 31, 2013	281

Total	$3,252

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

Optima Consulting Partners Ltd.

On January 29, 2010, our wholly-owned subsidiary Rainmaker Europe entered into and closed a stock purchase agreement with the shareholders of Optima Consulting Partners Limited (“Optima”), a business-to-business lead development provider with offices in England, France and Germany. Under the terms of the Agreement, we acquired all of the outstanding stock of Optima in exchange for a cash payment of $492,000, 480,000 shares of Rainmaker common stock valued at approximately $701,000, and a note payable of $350,000 payable in two installments with $200,000 plus accrued interest due eighteen months from the closing date and $150,000 plus accrued interest due twenty four months after the closing date, and subject to post closing conditions.

The stock purchase agreement also provides for two potential additional payments of $375,000 each in a combination of stock and/or cash contingent on certain performance metrics in fiscal 2010 and fiscal 2011, and subject to post closing conditions. The fair value of the potential additional payments was derived using Company estimates (Level 3 inputs) of a 50% probability of achievement. As of September 30, 2010, management’s estimate of the fair value of the fiscal 2010 contingent payment was evaluated based on performance to date. Accordingly, the Company reduced the fair value of the contingent consideration liability by $190,000 and recorded a corresponding gain on remeasurement of this liability within operating expenses. Accordingly, the Company reduced the fair value of the contingent consideration liability by $190,000 and recorded a corresponding gain on remeasurement of this liability within operating expenses.

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

Our acquisition of Optima has been accounted for as a business combination under ASC 805, Business Combinations. A portion of the purchase price was allocated to Optima’s net identifiable tangible and intangible assets based on their estimated fair values. The excess of the purchase price over the net identifiable tangible and intangible assets was recorded as goodwill. As of September 30, 2010, management’s estimate of the fair value of the fiscal 2010 contingent payment was evaluated based on performance to date. The total purchase price was allocated as follows (in thousands):

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

Grow Commerce

On October 5, 2009, we entered into and closed an asset purchase agreement with Grow Commerce, Inc., a California corporation. Grow Commerce was engaged in the business of providing ecommerce solutions to business customers and had developed certain technology that we plan to integrate into our technology platform to advance our ecommerce strategy during the 2010 fiscal year and future years. Under the terms of the asset purchase agreement, we purchased certain software products, customer contracts, vendor and other contracts, and all intellectual property rights of Grow Commerce for $600,000. A cash payment of $510,000 was made at closing and $90,000 was withheld as a reserve for the purposes of securing indemnity obligations under the agreement. The $90,000 reserve payment was issued in October 2010 subsequent to the quarter ended September 30, 2010.

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

The following table reflects the activity in our accounting for goodwill from our acquisitions for the nine months ended September 30, 2010 (in thousands):

	Business Telemetry	ViewCentral	Grow Commerce	Optima	Total
Balance at December 31, 2009	$658	$2,849	$270	$—	$3,777
Acquisition of Optima	—	—	—	1,534	1,534
Foreign currency translation adjustments	—	—	—	(37)	(37)

Balance at September 30, 2010	$658	$2,849	$270	$1,497	$5,274

8.	COMMON STOCK

In July 2008, the Company’s Board of Directors approved a Stock Repurchase Program (the “Program”) authorizing the repurchase of up to $3 million of its common stock. Under the Program, shares may be repurchased from time to time in open market transactions at prevailing market prices. The timing and actual number of shares purchased will depend on a variety of factors, such as price, corporate and regulatory requirements, and market conditions. Repurchases under the Program will be made using the Company’s available cash or borrowings. The Program initially had a one-year term and may be commenced, suspended or terminated at any time, or from time-to-time at management’s discretion without prior notice. In May 2009, the Board of Directors approved extending the Program for an additional six months through January 31, 2010, and in December 2009, the Board of Directors approved extending the Program for an additional nine months through July 30, 2010. During the nine months ended September 30, 2010, we purchased 79,237 shares at a cost of approximately $98,000 or an average cost of $1.24 per share. Since inception of the program, we have purchased 726,045 shares at a cost of approximately $1,020,000 or an average cost of $1.40 per share. During July 2010, we purchased 21,005 shares at a cost of approximately $26,000 or an average cost of $1.23 per share through the end of the expiration of the plan on July 30, 2010. The Program expired on July 30, 2010 and is no longer in effect.

During the nine months ended September 30, 2010, the Company had restricted stock awards that vested. The Company is required to withhold income taxes at statutory rates based on the closing market value of the vested shares on the date of vesting. The Company offers employees the ability to have vested shares withheld by the Company in an amount equal to the amount of taxes to be withheld. Based on this, the Company purchased 261,429 shares during the nine months ended September 30, 2010, with a cost of approximately $339,000 from employees to cover federal and state taxes due.

9.	STOCK-BASED COMPENSATION EXPENSE

In 2003, the board of directors adopted and the shareholders approved the 2003 Stock Incentive Plan (the “2003 Plan”). The 2003 Plan provides for the issuance of incentive stock options or nonqualified stock options to employees, consultants and non-employee members of the board of directors, and issuance of shares of common stock for purchase or as a bonus for services rendered (restricted stock awards). Options granted under the 2003 Plan are priced at not less than 100% of the fair value of the common stock on the date of grant and have a maximum term of ten years from the date of grant. In the case of incentive stock options granted to employees who own 10% or more of our outstanding common stock, the exercise price may not be less than 110% of the fair value of the common stock on the date of grant and such options will have a maximum term of five years from the date of grant. Options granted to employees and consultants become exercisable and vest in one or more installments over varying periods ranging up to five years as specified by the board of directors. Unexercised options expire upon, or within, six months of termination of employment, depending on the circumstances surrounding termination. Restricted stock awards granted to employees, consultants and non-employee directors typically vest over a one to four year period from the date of grant. Vesting of these awards is contingent upon continued service and any unvested awards are forfeited immediately upon termination of service, unless otherwise noted in employment agreements, and subject to board discretion.

We expense stock-based compensation to the same operating expense categories that the respective award grantee’s salary expense is reported. The table below reflects stock-based compensation expense for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock-based compensation expense included:
Cost of services	$28	$65	$117	$155
Sales and marketing	50	65	180	217
Technology and development	100	50	279	143
General and administrative	484	407	1,597	1,347

	$662	$587	$2,173	$1,862

At September 30, 2010, approximately $2.5 million of stock-based compensation relating to unvested awards had not been amortized and will be expensed in future periods through 2014. Under current grants that are unvested and outstanding, approximately $616,000 will be expensed in the remainder of 2010 as stock-based compensation subject to true-up adjustments for forfeitures and vestings during the year.

We calculate the value of our stock option awards when they are granted utilizing the Black Scholes Merton model. Accordingly, we update our valuation assumptions for the risk-free interest rate on a monthly basis and volatility on a quarterly basis and apply these to the new grants each quarter that option grants are awarded. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants and possible ranges of estimated forfeiture. During the nine months ended September 30, 2010 and 2009, the weighted average valuation assumptions for stock option awards and forfeiture rates used for the expense calculations for stock option and restricted stock awards were as follows:

	Nine Months Ended September 30,
	2010	2009
Expected life in years	3.39	3.65
Volatility	81.75%	91.6%
Risk-free interest rate	0.95%	1.7%
Dividend rate	0.0%	0.0%
Forfeiture Rates:
Options	31.03%	27.09%
Restricted Stock	16.82%	12.34%

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

A summary of activity under our Stock Incentive Plans for the nine months ended September 30, 2010, is as follows:

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2009	351,219	871,239	$2.35
Authorized	879,840	—	—
Options granted	(117,500)	117,500	1.42
Restricted stock awards granted	(274,000)	—	—
Options exercised	—	(7,394)	0.87
Options canceled	161,026	(267,361)	1.98
Restricted stock awards forfeited	117,658	—	—

Balance at September 30, 2010	1,118,243	713,984	$2.35

In accordance with the 2003 Plan, the number of shares authorized for grant under the 2003 Plan automatically increases on the first trading date of January by an amount equal to the lesser of 4% of our outstanding common stock at December 31 or 1,000,000 shares. Shares outstanding at December 31, 2009 were 21,996,003 and the additional shares authorized amounted to 879,840 in the table above.

During the nine months ended September 30, 2010, there were 106,335 shares cancelled from our plans previous to the 2003 Plan. These shares are not eligible for future grant under the 2003 Plan.

The following table summarizes the activity with regard to restricted stock awards during the nine months ended September 30, 2010. Restricted stock awards are issued from the 2003 Plan and any issuances will reduce the shares available for grant as indicated in the previous table. Restricted stock awards are valued at the closing market price of the Company’s stock on the date of the grant.

	Number of Shares	Weighted Average Grant Price
Balance of nonvested shares at December 31, 2009	2,437,813	$1.94
Granted	274,000	1.44
Vested	(871,839)	1.86
Forfeited	(117,658)	1.29

Balance of nonvested shares at September 30, 2010	1,722,316	$1.94

The total fair value of the unvested restricted stock awards at grant date was $3.3 million as of September 30, 2010.

10.	OTHER COMPREHENSIVE INCOME (LOSS)

With the establishment of our Canadian foreign subsidiary and the subsequent purchase of Canadian based assets from CAS on January 25, 2007, we accordingly recorded a foreign currency translation adjustment within other comprehensive loss during the three and nine months ended September 30, 2010 and 2009, since the functional currency of this foreign location was determined to be the Canadian dollar. Additionally, on July 19, 2007, we purchased Qinteraction Limited and its Philippine-based subsidiary. The functional currency of the Philippine-based subsidiary is the Philippine peso and we have recorded a foreign currency translation adjustment within other comprehensive loss during the three and nine months ended September 30, 2010 and 2009. In the first quarter of 2009, we established our Rainmaker Europe subsidiary in the United Kingdom. The functional currency of this subsidiary is the Great Britain Pound and we have recorded a foreign currency translation adjustment within other comprehensive loss during the three and nine months ended September 30, 2010 and 2009. The components of comprehensive loss were as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(3,996)	$23	$(7,182)	$(5,817)
Foreign currency translation adjustments	278	12	158	8

Comprehensive income (loss)	$(3,718)	$35	$(7,024)	$(5,809)

The components of the balance sheet caption accumulated other comprehensive loss are as follows (in thousands):

	September 30, 2010	December 31, 2009
Foreign currency translation adjustments	$(1,223)	$(1,381)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have acquired several businesses that have expanded our client base and geographic presence to include international operations in Canada, Europe and the Philippines and enhanced the functionality of our Revenue Delivery Platform. These acquisitions have extended our technology capabilities and added new services which we offer across our expanding client base. While we recently vacated our Canada call center, we continue to maintain a network of managed telesales representatives in the region.

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

With the establishment of our Canadian foreign subsidiary and the subsequent purchase of Canadian based assets in 2007, we adopted a policy for recording foreign currency transactions and translation in accordance with ASC 830, Foreign Currency Matters. For our Canadian subsidiary, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at period-end exchange rates, and statement of operations items are translated at an average exchange rate prevailing during the period. Such translation adjustments are recorded in accumulated comprehensive income (loss), a component of stockholders’ equity. Also in 2007, we acquired Qinteraction Limited and its Philippine-based subsidiary. As a result of this acquisition, we also adopted the policy mentioned above for recording foreign currency transactions and translations for this subsidiary as the functional currency has been determined to be the local currency for the Philippine-based subsidiary. In January of 2009, we established our Rainmaker Europe subsidiary in the United Kingdom. We adopted the policy mentioned above for recording foreign currency transactions and translations for this subsidiary as the functional currency has been determined to be the local currency (Great Britain Pound) for the UK based subsidiary. Gains and losses from foreign currency denominated transactions are included in interest and other income (expense), net in the consolidated statements of operations. Losses from foreign currency denominated transactions amounted to $38,000 for the three months ended September 30, 2010, as compared to gains of approximately $46,000 for the three months ended September 30, 2009. Losses from foreign currency denominated transactions amounted to approximately $34,000 and $12,000 for the nine months ended September 30, 2010 and 2009, respectively.

Management believes there have been no other significant changes during the nine months ended September 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010.

Results of Operations

The following table sets forth for the periods given selected financial data as a percentage of our revenue. The table and discussion below should be read in connection with the financial statements and the notes thereto which appear elsewhere in this report as well as with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, and with our financial statements and notes thereto included in our Quarterly Report on Form 10-Q for the quarters ended March 31and June 30, 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenue	100.0%	100.0%	100.0%	100.0%
Costs of services	65.9	49.6	54.0	53.7

Gross margin	34.1	50.4	46.0	46.3

Operating expenses:
Sales and marketing	10.6	7.1	9.1	9.2
Technology and development	23.0	18.1	21.1	21.2
General and administrative	29.7	14.5	23.7	18.7
Depreciation and amortization	14.4	9.7	10.8	11.9
Gain on fair value remeasurement	(2.0)	—	(0.6)	—

Total operating expenses	75.7	49.4	64.1	61.0

Operating (loss) income	(41.6)	1.0	(18.1)	(14.7)
Interest and other income (expense), net	(0.1)	(0.2)	(2.7)	(0.3)

Income (loss) before income tax expense	(41.7)	0.8	(20.8)	(15.0)
Income tax expense	0.7	0.6	0.6	0.7

Net income (loss)	(42.4)%	0.2%	(21.4)%	(15.7)%

Comparison of Three Months Ended September 30, 2010 and 2009

Net Revenue. Net revenue decreased $3.7 million, or 28.2%, to $9.4 million in the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily resulting from the cancellation of our contract with Sun Microsystems following Sun’s acquisition by Oracle in the first quarter of 2010, and a $1.4 million one-time settlement amount from a claim against a prior client recorded in the three months ended September 30, 2009.

The following table shows the change in revenue by product line between the periods (in thousands):

	2010	2009	$ Change	% Change
Contract sales	$3,552	$8,053	$(4,501)	(55.9)%
Lead development	4,909	3,927	982	25.0%
Training sales	954	1,138	(184)	(16.2)%

Total	$9,415	$13,118	$(3,703)	(28.2)%

Our contract sales product line revenue decreased from the prior year primarily resulting from the cancellation of our contract with Sun Microsystems following Sun’s acquisition by Oracle in the first quarter of 2010. Revenue from our lead development product line primarily increased due to approximately $1.0 million in increased net revenues from our Rainmaker Asia unit and the acquisition of Optima in the first quarter of 2010 which contributed approximately $485,000 in net revenue during the quarter ended September 30, 2010. Revenue from our training sales product line decreased as compared to the prior year as a result of decreased revenue from existing clients.

Costs of Services and Gross Margin. Costs of services decreased $296,000, or 4.6%, to $6.2 million in the three months ended September 30, 2010, as compared to the 2009 comparative period. The decrease is attributable primarily to reductions in our facilities costs and reductions in our telesales workforce related to declining sales across our product lines. Cost reductions were offset by increases in Asian call center expenses. Our gross margin percentage decreased to 34.1% in the three months ended September 30, 2010, as compared to 50.4% for the three months ended September 30, 2009, primarily as a result of a continued shift in the mix of our business during the quarter and a one-time settlement payment in the 2009 comparative 3 month period. We anticipate gross margin to increase slightly for the remainder of the year as we have implemented cost reduction actions, including exiting our call center in Montreal, Canada.

Sales and Marketing Expenses. Sales and marketing expenses increased $65,000, or 7.0%, to $995,000 in the three months ended September 30, 2010, as compared to the 2009 comparative period. The increase is primarily due to increased sales, marketing and Internet site upgrade expenditures during the period. We expect sales and marketing expenses to decrease slightly for the remainder of the year as compared to 2009 as the Company has reduced costs due to the challenging macroeconomic environment which has caused a slowdown in marketing spending by our customers.

Technology and Development Expenses. Technology and development expenses decreased $219,000, or 9.2%, to $2.2 million during the three months ended September 30, 2010, as compared to the 2009 comparative period. Decreases in personnel costs were partially offset by increased product development cost during the quarter ended September 30, 2010. We expect technology and development expenses to decrease for the remainder of the year as we have implemented cost reductions in personnel and consultants.

General and Administrative Expenses. General and administrative expenses increased $903,000, or 47.5%, to $2.8 million during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. The increase was primarily due to increases in personnel costs and increases in consulting fees and outsourced services during the three months ended September 30, 2010. We expect general and administrative expenses to decline for the remainder of the year as compared to 2009.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $105,000, or 8.3%, to $1.2 million for the three months ended September 30, 2010, as compared to the 2009 period. Depreciation expense increased in the 2010 period, primarily as a result of assets written off due to closure of our Montreal facility. We expect depreciation and amortization expense to be fairly flat to a slight increase as compared to the prior year for the remainder of 2010 as a result of our acquisitions of Grow Commerce in October 2009 and the acquisition of Optima Consulting Partners Limited in January 2010 and the depreciation and amortization of these acquired tangible and intangible assets

Gain on Fair Value Remeasurement: The Company reduced the fair value of the contingent payment liability related to Optima by $190,000 and recorded a corresponding gain on remeasurement of this liability for the 2010 earnout component based on performance to date.

Interest and Other Income (Expense), Net. The components of interest and other income (expense), net are as follows (in thousands):

	Three Months Ended September 30,
	2010	2009	Change
Interest income	$2	$20	$(18)
Interest expense	(47)	(45)	(2)
Currency translation gain	39	2	37

	$(6)	$(23)	$17

The decrease in interest income is attributable to the decrease in the interest rates paid on our interest bearing deposit accounts. Interest expense is the result of interest incurred on the Bridge Bank term-loan portion of our Revolving Credit Facility, and interest on the notes payable assumed in the Optima acquisition. We made principal payments on the Bridge Bank and Optima loans during the quarter ended September 30, 2010.

The currency translation gain is primarily due to the fluctuation of currency exchange rates on a note payable to third parties denominated in United States dollars that is owed by our European subsidiary in connection with our acquisition of Optima Consulting Partners Limited. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.

Income Tax Expense. Income tax expense decreased $15,000, or 17.8%, to $70,000 for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. Our income tax expense for the three month period ended September 30, 2010, is based on our estimate of taxable income for the full year ending December 31, 2010, and primarily consists of estimates of foreign taxes and domestic gross margin taxes for certain states. We do not anticipate material changes to our implied effective tax rate for the year.

Comparison of Nine months Ended September 30, 2010 and 2009

Net Revenue. Net revenue decreased $3.4 million, or 9.3%, to $33.6 million in the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. The Company benefitted from the receipt of a one-time settlement payment received during the 2010 fiscal year of approximately $4.6 million for a contract termination/buyout. Excluding the one-time settlement payment received in 2010, net revenue decreased $8.0 million, or 21.6%, as compared to the prior year. Net revenue from continuing client programs in the nine months ended September 30, 2010 was $25.6 million which excludes a one-time adjustment of $809,000 in net revenue and excludes the contract buyout of $4.6 million and revenue of $2.6 million from the discontinuing Sun programs.

The following table shows the change in revenue by product line between the periods (in thousands):

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Contract sales	$17,333	$18,823	$(1,490)	(7.9)%
Lead development	13,363	14,821	(1,458)	(9.8)%
Training sales	2,879	3,371	(492)	(14.6)%

Total	$33,575	$37,015	$(3,440)	(9.3)%

Our contract sales product line revenue decreased from the prior year primarily resulting from the receipt of a one-time settlement payment of approximately $4.6 million during the first quarter of 2010 for a contract termination/buyout. Excluding this one-time settlement payment, contract sales revenue was approximately $12.7 million and decreased $6.1 million, or 29.7%, from the comparative 2009 period. Revenue from our lead development product line declined predominantly from decreases in revenues from existing clients as they reduced their marketing budgets due to the very difficult economy, offset partially by revenues from several new clients in the period, approximately $2.2 million in increased revenues from our Rainmaker Asia unit and the acquisition of Optima in the first quarter of 2010 which contributed approximately $1.6 million in revenue for the nine months ended September 30, 2010. Revenue from our training sales product line decreased compared to the prior year as a result of decreased revenue from existing clients.

Costs of Services and Gross Margin. Costs of services decreased $1.8 million, or 8.9%, to $18.1 million in the nine months ended September 30, 2010, as compared to the 2009 comparative period. The decrease is attributable primarily to reductions in our facilities costs and reductions in our telesales workforce related to declining sales across our product lines. Our gross margin percentage decreased slightly to 46.0.% in the nine months ended September 30, 2010, as compared to 46.3% for the nine months ended September 30, 2009.

Sales and Marketing Expenses. Sales and marketing expenses decreased $356,000, or 10.5%, to $3.0 million in the nine months ended September 30, 2010, as compared to the 2009 comparative period. The decrease is primarily due to decreased personnel costs due to reductions in sales & marketing personnel and decreased commissions from reductions in sales.

Technology and Development Expenses. Technology and development expenses decreased $773,000, or 9.9%, to $7.1 million during the nine months ended September 30, 2010, as compared to the 2009 comparative period. Decreases in personnel costs, were partially offset by increased consulting fees and outsourced services during the nine months ended September 30, 2010.

General and Administrative Expenses. General and administrative expenses increased $1.0 million, or 15.1%, to $8.0 million during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. The increase was primarily due to an increase in personnel costs from our Rainmaker Europe unit as a result of the acquisition of Optima in the first quarter of 2010 and an increase in stock compensation expense.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $981,000, or 22.2.%, to $3.4 million for the nine months ended September 30, 2010, as compared to the 2009 period. Depreciation expense decreased by approximately $492,000 in the 2010 period, primarily as a result of assets retired or written off during our 2009 fiscal year. A portion of these assets retired and written off relate to our facility changes in Manila and Austin during 2009. Amortization of acquisition related intangible assets decreased by approximately $489,000 in the 2010 period primarily due to intangible assets from our previous Sunset Direct and View Central acquisitions becoming fully amortized.

Gain on Fair Value Remeasurement: The Company reduced the fair value of the contingent payment liability related to Optima by $190,000 and recorded a corresponding gain on remeasurement of this liability for the 2010 earn-out component based on performance to date.

Interest and Other Income (Expense), Net. The components of interest and other income (expense), net are as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009	Change
Interest income	$36	$75	$(39)
Interest expense	(173)	(177)	4
Currency translation loss	(33)	(12)	(21)
Write-down of investment	(740)	—	(740)

	$(910)	$(114)	$(796)

The decrease in interest income is attributable to the decrease in the interest rates paid on our interest bearing deposit accounts. Interest expense is the result of interest incurred on the notes payable issued with the purchase of the assets of CAS Systems, interest incurred on the Bridge Bank term loan portion of our Revolving Credit Facility and interest on the notes payable assumed in the Optima acquisition. We paid off the CAS Systems notes payable and made principal payments on the Bridge Bank and Optima loans during the nine months ended September 30, 2010.

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

We took a non-cash charge in the first quarter of 2010 for the carrying value of our minority equity investment in Market2lead of $740,000.

Income Tax Expense. Income tax expense decreased $49,000, or 18.7%, to $213,000 for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. Our income tax expense for the nine month period ended September 30, 2010, is based on our estimate of taxable income for the full year ending December 31, 2010, and primarily consists of estimates of foreign taxes and domestic gross margin taxes for certain states. We do not anticipate material changes to our implied effective tax rate for the year.

Liquidity and Sources of Capital

Cash provided by operating activities for the nine months ended September 30, 2010 was $754,000 as compared to cash used in operating activities of $117,000 in the nine months ended September 30, 2009. Cash provided by operating activities in 2010 was primarily the result of non-cash expenditures of depreciation and amortization of property and intangibles of $3.6 million stock-based compensation charges of $2.2 million, the allowance for doubtful accounts of $38,000, write-down of investment of $740,000, and changes in operating assets and liabilities that provided $1.6 million of cash for the year while cash inflows were largely offset by the net loss for the period. Net loss for the nine months ended September 30, 2010, includes a one-time non-recurring settlement payment of $4.6 million received for a contract termination/buyout in the first quarter of 2010.

Cash used in operating activities for the nine months ended September 30, 2009 was primarily the result of a net loss totaling $5.8 million, changes in operating assets and liabilities that accounted for $552,000 of the decrease and the credit for the recovery of allowance for doubtful accounts that totaled $319,000. These decreases were almost entirely offset by non-cash expenditures for depreciation and amortization of property and intangibles of $4.4 million, stock-based compensation charges of $1.9 million, and the loss on disposal of fixed assets of $294,000

The largest component of our changes in operating assets and liabilities is accounts receivable and accounts payable. When we sell a service or maintenance contract for a client, we record the sales price of the contract to the client’s customer as our receivable and also record our payable to the client for our cost of the contract, which is effectively the same amount less our compensation for obtaining the contract for our client. For this reason, our accounts payable includes amounts due to our clients for service and maintenance contracts we sold on their behalf.

Accounts receivable decreased by approximately $635,000 at September 30, 2010 as compared to September 30, 2009 as a result of lower overall sales during 2010 as compared to 2009, excluding the one-time settlement payment received during the first quarter of 2010 for a contract termination/buyout. Our days sales outstanding, or DSO, increased to 37 days at September 30, 2010 as compared to 32 days at September 30, 2009. Since we record the gross billing to the end customer of our contract sales clients in our accounts receivable, we calculate DSO based on our ability to collect those gross billings from the end customers. We record revenue based on the net commission we retain.

Cash used in investing activities was $2.0. million in the nine months ended September 30, 2010, as compared to cash used by investing activities of $136,000 in the nine months ended September 30, 2009. The change is primarily the result of increases in capital expenditures of approximately $2.7 million in the nine months ended September 30, 2010 along with a $14,000 decrease in the restricted cash balance, $492,000 paid in 2010 for the acquisition of Optima Consulting Partners Limited in January 2010 and repayment of a note receivable balance of $1.3 million.

Capital expenditures increased $1.0 million and the restricted cash balance decreased by approximately $900,000 in the nine months ended September 30, 2009. Restricted cash represents the reserve for the refunds due for non-service payments inadvertently paid to the Company by our clients’ customers instead of paid directly to the Company’s clients. At the time of cash receipt, the Company records a current liability for the amount of non-service payments received. These uses of cash in investing activities were partially offset by the repayment of a note receivable from Market2Lead during the second quarter of 2010.

Cash used in financing activities was approximately $516,000 in the nine months ended September 30, 2010, as compared to cash used in financing activities of $2.2 million in the nine months ended September 30, 2009. Cash used in financing activities in 2010 was primarily a result of $1.1 million in net borrowings under our Revolving Credit Facility with Bridge Bank which was offset by principal payments of $969,000 on our CAS notes and Optima term note, payments on our capital lease obligations of $240,000, purchases of treasury stock under Company announced share repurchase plans of $99,000, and purchases of $339,000 of treasury stock from employees for shares withheld for income taxes payable on restricted stock awards vested during the nine months ended September 30, 2010.

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

Our principal source of liquidity as of September 30, 2010 consisted of $13.6 million of cash and cash equivalents. We anticipate that our existing capital resources will enable us to maintain our current level of operations, our planned operations, our planned capital expenditures and debt repayments for at least the next twelve months.

Credit Arrangements

In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank (the Revolving Credit Facility). The Revolving Credit Facility originally matured in May 2005, and provided borrowing availability up to a maximum of $3.0 million through a secured revolving line of credit that included a $1.0 million letter of credit facility. In December 2005, our Revolving Credit Facility was increased to $4.0 million. In October 2008, we executed further amendments to the Revolving Credit Facility. The amendments extended the maturity date of the Revolving Credit Facility from October 10, 2008 to October 10, 2009 and increased the maximum amount of revolving credit available from $4,000,000 to $6,000,000, with a $1,000,000 sub-facility for standby letters of credit and a new $3,000,000 sub-facility for the purpose of purchasing new equipment until December 31, 2008. Advances under the equipment finance sub-facility were being repaid in equal monthly installments that commenced in January 2009 and were to continue through October 2011. On December 3, 2009, we executed a further amendment to the Revolving Credit Facility. The amendment extended the maturity date of the Revolving Credit Facility from October 10, 2009 to October 10, 2010. The maximum amount of revolving credit available to the Company remained at $6,000,000, with a $1,000,000 existing sub-facility for standby letters of credit, and a $3.5 million maximum sub-facility that was a combination of the equipment finance sub-facility and a term loan line which could be used for any borrowings until March 10, 2010. In accordance with the amended Revolving Credit Facility, any advances made under the term loan line were combined with the existing equipment sub-facility advances outstanding on March 31, 2010, and were re-amortized and payable in thirty six (36) equal monthly installments of principal, plus all accrued interest, beginning on April 10, 2010, and continuing on the same day of each month thereafter through March 31, 2013, at which time all amounts owed, if any, would be immediately due and payable.

In September 2010, we executed further amendments to the Revolving Credit Facility. The amendments renewed the facility for an additional 14 months to December 10, 2011. In addition, the amendments added a new $500,000 term loan sub-facility which can be used for borrowings until December 31, 2010. The maximum amount of revolving credit available to the company remains at $6 million, subject to a borrowing base, and includes a $1.0 million existing sub-facility for standby letters of credit, a $2.8 million existing term loan sub-facility, and the new $500,000 term loan sub-facility. The interest rate per annum for revolving advances under the Revolving Credit Facility is equal to the greater of (i) 3.5%, or (ii) one quarter of one percent (0.25%) above the prime lending rate, currently at 3.25%. The interest rate per annum for advances under the term-loan sub-facilities is equal to a fixed rate of 6.0%. Advances under the existing term loan sub-facility are being repaid in equal monthly installments of approximately $94,000 through March 2013. As of September 30, 2010, the company had $2,814,000 outstanding under the existing term loan sub-facility and had one undrawn letter of credit outstanding under the Revolving Credit Facility in the aggregate face amount of $100,000. If any advances are made under the new term loan line, all existing term loan sub-facility advances together with all new term loan advances, in each case, outstanding on December 31, 2010 will be re-amortized, and will be payable in twenty seven (27) equal monthly installments of principal, plus all accrued interest, beginning on January 10, 2011, and continuing on the same day of each month thereafter through March 31, 2013, at which time all amounts owed, if any, will be immediately due and payable.

The amended Revolving Credit Facility is secured by substantially all of Rainmaker’s consolidated assets including intellectual property. Rainmaker must comply with certain financial covenants, including not incurring a quarterly non-GAAP profit or loss negatively exceeding by more than 10% the amount of the non-GAAP profit or loss recited in the company’s operating plan approved by Bridge Bank, and maintaining unrestricted cash with Bridge Bank equal to the greater of $2.0 million or the aggregate principal amount of the indebtedness from time to time outstanding with Bridge Bank plus $500,000. The Company was in compliance with the covenant terms at September 30, 2010.

The Revolving Credit Facility contains customary covenants that will, subject to limited exceptions, require Bridge Bank’s approval to, among other things, (i) create liens; (ii) make annual capital expenditures above a certain level; (iii) pay cash dividends; and (iv) merge or consolidate with another company above a certain amount of total consideration. The Revolving Credit Facility provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the amended Revolving Credit Facility.

Off-Balance Sheet Arrangements

Leases

As of September 30, 2010, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2013. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up-front cash flow related to purchasing the assets.

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

For our Canadian call center operations, we entered into a lease renewal as of January 1, 2008 for a 2-year term with options for subsequent continuance. The provisions of the lease renewal in Canada specified that either party could terminate the lease for any reason by giving the other party at least 120 days prior written notice. In 2008, the Company decided to terminate the lease in Canada and provided the landlord the specified 120 day notice as of October 1, 2008 in accordance with the lease agreement. On September 24, 2008, we entered into a new agreement to lease approximately 20,000 square feet of space and moved our Canadian operations to this new location. The lease has a minimum term of three years and commenced on January 1, 2009. Annual gross rent is $400,000 Canadian dollars for the initial 3-year term. Based on the exchange rate at September 30, 2010, annual rent will approximate $388,000. Additionally, Rainmaker will be responsible for its proportionate share of utilities, taxes and other common area maintenance charges during the lease term. We exited our Canadian call center in September 2010 and took a fair value charge of $501,000 in accordance with ASC 420 Exit activity or disposal. We are actively working to sublease the facility through the end of our lease term of December 31, 2011.

With our acquisition of Qinteraction, we assumed existing lease obligations at their Manila, Philippines offices. We assumed two office space leases and a parking lease. We occupy approximately 40,280 square feet on three floors in the BPI building in Manila. Our current lease for this space commenced on April 1, 2008, has a 5-year term and terminates on March 31, 2013. Based on the exchange rate as of September 30, 2010, our annual base rent will escalate from approximately $572,000 for the twelve months ended September 30, 2011 to $642,000 for the 2012 calendar year, the final full year of the lease that ends in March 2013. During 2008 and the three months ended March 31, 2009, we amended and then terminated our lease in the Pacific Star building and we currently do not occupy any space in this building. Our parking lease began in March 2006, has a 5-year term, terminates in March 2011 and has monthly payments of less than $1,000. We have recently executed a lease for approximately 15,852 square feet of call center space in the Alphaland Southgate Tower in Makati City. The lease commenced on May 1, 2010, has a 3-year term and terminates on April 30, 2013. Based on the exchange rate as of September 30, 2010, and the free and discounted base rent included in the lease agreement, our annual base rent will approximate $203,000 for the twelve months ended September 30, 2011, and increase to approximately $219,000 in the final year of the lease.

With our acquisition of Optima Consulting Partners Limited in January 2010, we assumed office leases in the United Kingdom, Germany and France where we have call center and sales operations. In the quarter ended March 31, 2010, we consolidated our existing Rainmaker Europe operations in the United Kingdom in Optima’s office and terminated our existing month-to-month lease in London effective March 31, 2010. In the United Kingdom, we have leased space in Godalming outside of London. This lease commenced in November 2009, has a 3-year term and terminates in October 2012. Our annual base rent for this facility is 80,000 Great Britain Pounds and based on the exchange rate as of September 30, 2010, will approximate $126,000 per year. We terminated month-to-month termed leases in Munich and Frankfort, Germany during July, 2010.

Rent expense, net of sub-lease income, under operating lease agreements during the nine months ended September 30, 2010 and 2009 was $1.6 million and $1.4 million, respectively. The 2009 rent expense was net of approximately $56,000 in sublease revenue from our previous Austin property. Our 2010 rent expense included exit activity lease accruals for the Montreal facility of $349,000.

Subsequent to September 30, 2010, we entered into a lease in the United Kingdom, in Godalming outside of London. The lease commenced in October 2010, has a term that expires in Oct 2012. Monthly base rent under the new lease is 4,500 Great Britain Pounds per month. Based on the exchange rate as of September 30, 2010, monthly base rent approximates $7,000.

Guarantees

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our new corporate headquarters located in Campbell, California. The letter of credit was issued under the Revolving Credit Facility described above. As of September 30, 2010, no amounts had been drawn against the letter of credit.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship, and to certain customer contracts. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of September 30, 2010 and December 31, 2009.

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

In September 2010, we executed further amendments to our Revolving Credit Facility with the company’s lender, Bridge Bank. The amendments added a new $500,000 term loan sub-facility which can be used for borrowings until December 31, 2010, and is in addition to an existing term loan sub-facility with Bridge Bank of approximately $2.8 million. The interest rate per annum for advances under the term-loan sub-facilities is equal to a fixed rate of 6.0%. Advances under the existing term loan sub-facility are being repaid in equal monthly installments of approximately $94,000 through March 2013. As of September 30, 2010, the company had $2,814,000 outstanding under the existing term loan sub-facility. If any advances are made under the new term loan line, all existing term loan sub-facility advances together with all new term loan advances, in each case, outstanding on December 31, 2010 will be re-amortized, and will be payable in twenty seven (27) equal monthly installments of principal, plus all accrued interest, beginning on January 10, 2011, and continuing on the same day of each month thereafter through March 31, 2013, at which time all amounts owed, if any, will be immediately due and payable. See below under the heading “Revolving Credit Facility” for a further description of our Revolving Credit Facility with Bridge Bank.

On January 29, 2010, our wholly-owned subsidiary Rainmaker Europe entered into and closed a stock purchase agreement for Optima Consulting Partners Limited (“Optima”). In accordance with this agreement, we entered into a note payable for $350,000 payable in two installments with $200,000 plus accrued interest due eighteen months from the closing date and $150,000 plus accrued interest due twenty four months after the closing date, subject to post closing conditions. Interest rate on the note payable is 0.4% per year and we have recorded the present value of the note payable, discounted over 2 years at a rate of 6.2%. The resulting discount on note payable will be amortized straight-line over the two year term of the note.

Additionally in connection with the Optima acquisition, we assumed an existing note payable to Barclays Bank in the amount of 77,788 Great Britain Pounds (“GBP”) as of the closing date of the acquisition. The note bears interest at 4.25% per year over the lender’s base rate and is currently 4.75% as of September 30, 2010. The note will be payable in monthly principal installments of approximately 2,800 GBP through May 2012. Using the exchange rate at September 30, 2010, the current note payable balance is approximately $97,000 and the monthly payment approximates $4,000.

Revolving Credit Facility

In October 2008, we executed further amendments to our secured revolving line of credit (the Revolving Credit Facility) with Bridge Bank. The amendments extended the maturity date of the Revolving Credit Facility from October 10, 2008 to October 10, 2009 and increased the maximum amount of revolving credit available from $4,000,000 to $6,000,000, with a $1,000,000 sub-facility for standby letters of credit and a new $3,000,000 sub-facility for the purpose of purchasing new equipment until December 31, 2008. Advances under the equipment finance sub-facility were being repaid in equal monthly installments that commenced in January 2009 and were to continue through October 2011. On December 3, 2009, we executed a further amendment to the Revolving Credit Facility. The amendment extended the maturity date of the Revolving Credit Facility from October 10, 2009 to October 10, 2010. The maximum amount of revolving credit available to the Company remained at $6,000,000, with a $1,000,000 existing sub-facility for standby letters of credit, and a $3.5 million maximum sub-facility that was a combination of the equipment finance sub-facility and a term loan line which could be used for any borrowings until March 10, 2010. In accordance with the amended Revolving Credit Facility, any advances made under the term loan line were combined with the existing equipment sub-facility advances outstanding on March 31, 2010, and were re-amortized and payable in thirty six (36) equal monthly installments of principal, plus all accrued interest, beginning on April 10, 2010, and continuing on the same day of each month thereafter through March 31, 2013, at which time all amounts owed, if any, would be immediately due and payable.

In September 2010, we executed further amendments to the Revolving Credit Facility. The amendments renewed the facility for an additional 14 months to December 10, 2011. In addition, the amendments added a new $500,000 term loan sub-facility which can be used for borrowings until December 31, 2010. The maximum amount of revolving credit available to the company remains at $6 million, subject to a borrowing base, and includes a $1.0 million existing sub-facility for standby letters of credit, a $2.8 million existing term loan sub-facility, and the new $500,000 term loan sub-facility. The interest rate per annum for revolving advances under the Revolving Credit Facility is equal to the greater of (i) 3.5%, or (ii) one quarter of one percent (0.25%) above the prime lending rate, currently at 3.25%. The interest rate per annum for advances under the term-loan sub-facilities is equal to a fixed rate of 6.0%. Advances under the existing term loan sub-facility are being repaid in equal monthly installments of approximately $94,000 through March 2013. As of September 30, 2010, the company had $2,814,000 outstanding under the existing term loan sub-facility and had one undrawn letter of credit outstanding under the Revolving Credit Facility in the aggregate face amount of $100,000. If any advances are made under the new term loan line, all existing term loan sub-facility advances together with all new term loan advances, in each case, outstanding on December 31, 2010 will be re-amortized, and will be payable in twenty seven (27) equal monthly installments of principal, plus all accrued interest, beginning on January 10, 2011, and continuing on the same day of each month thereafter through March 31, 2013, at which time all amounts owed, if any, will be immediately due and payable.

The amended Revolving Credit Facility is secured by substantially all of Rainmaker’s consolidated assets including intellectual property. Rainmaker must comply with certain financial covenants, including not incurring a quarterly non-GAAP profit or loss negatively exceeding by more than 10% the amount of the non-GAAP profit or loss recited in the company’s operating plan approved by Bridge Bank, and maintaining unrestricted cash with Bridge Bank equal to the greater of $2.0 million or the aggregate principal amount of the indebtedness from time to time outstanding with Bridge Bank plus $500,000. The Company was in compliance with the covenant terms at September 30, 2010.

The Revolving Credit Facility contains customary covenants that will, subject to limited exceptions, require Bridge Bank’s approval to, among other things, (i) create liens; (ii) make annual capital expenditures above a certain level; (iii) pay cash dividends; and (iv) merge or consolidate with another company above a certain amount of total consideration. The Revolving Credit Facility provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the amended Revolving Credit Facility.

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

In September 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements – A consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”) which amends ASC 985-605, “Software: Revenue Recognition” to exclude from its scope certain tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. This guidance focuses on determining which arrangements are within the scope of the software revenue guidance in Topic 985 (previously included in AICPA Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”)) and which are not. This guidance also removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that include a tangible product are within the scope of the software revenue guidance. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. . We are currently evaluating both the timing and the impact of the pending adoption of the ASU on our consolidated financial statements and we don’t expect it to have a material impact.

In January 2010, the FASB issued ASU 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 – Fair Value Measurements and Disclosures that requires additional disclosures about transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. Additionally, it clarifies existing fair value disclosures about the level of disaggregation of inputs and valuation techniques used to measure fair value. We are currently evaluating both the timing and the impact of the pending adoption of the ASU on our consolidated financial statements and we don’t expect it to have a material impact.

In April 2010, the FASB issued ASU No. 2010 – 17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition. ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone of revenue recognition for certain research and development transactions. Under this new standard, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive. This standard will be effective for us on a prospective basis for periods beginning after January 1, 2011. We are currently evaluating both the timing and the impact of the pending adoption of the ASU on our consolidated financial statements and we don’t expect it to have a material impact.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

As of September 30, 2010, our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)	Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock during the three months ended September 30, 2010:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)
July 1, 2010 – July 30, 2010	30,783	$1.26	21,005
August 1, 2010 – August 31, 2010	64,126	$1.60	—
September 1, 2010 – September 30, 2010	2,682	$1.12	—

	97,591	$1.48	21,005

(a)	These amounts include shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted share awards. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of our shares on the date of vesting. We purchased 9,778 shares during July 2010 from employees at an average cost of approximately $1.33 per share. During August 2010, we purchased 64,126 shares from employees at an average cost of approximately $1.60 per share. During September 2010, we purchased 2,682 shares from employees at an average cost of approximately $1.12 per share.
(b)	On July 31, 2008, the Board of Directors approved a Stock Repurchase Program authorizing the repurchase of up to $3.0 million of Rainmaker’s common stock. The Stock Repurchase Program initially had a one-year term and may be commenced, suspended or terminated at any time, or from time-to-time at management’s discretion without prior notice. In May 2009, the Board of Directors extended the term of the Share Repurchase Program from July 31, 2009 to January 31, 2010. In December 2009, the Board of Directors approved extending the Program for an additional six months through July 30, 2010. The Program expired on July 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)	Exhibits

The following exhibits are filed with this report as indicated below:

10.1*	Vendor Services Agreement dated as of February 26, 2010 between Rainmaker Systems, Inc. and Microsoft Corporation

10.2*	Statement of Work to the Vendor Services Agreement dated as of September 20, 2010 between Rainmaker Systems, Inc. and Microsoft Corporation

10.3	Loan and Security Modification Agreement dated as of September 28, 2010 between Rainmaker Systems, Inc. and Bridge Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on October 4, 2010)

10.4	Loan and Security Agreement dated as of November 17, 2009 between Rainmaker Systems, Inc. and Bridge Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on December 8, 2009)

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

*	Confidential treatment has been requested from the Commission for certain portions of the referenced exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINMAKER SYSTEMS, INC.

Dated: November 12, 2010	/s/ MICHAEL SILTON
Michael Silton
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ STEVE VALENZUELA
Steve Valenzuela
Senior Vice President, Finance, Chief Financial Officer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)