Form 10-Q/A
period 2010-09-30
RAINMAKER SYSTEMS INC
filed 2011-02-28
CIK 1094007

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

Yes  ☐                                                 No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of February 25, 2011, the registrant had 23,278,311 shares of Common Stock outstanding.

RAINMAKER SYSTEMS, INC.

AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q/A

Explanatory Note

Rainmaker Systems, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, originally filed with the Securities and Exchange Commission (the “Commission”) on November 12, 2010 (the “Original Form 10-Q”), in response to comments received from the Commission in connection with a request for confidential treatment of certain portions of Exhibit 10.1 to the Original Form 10-Q. Item 6 of Part II of the Original Form 10-Q is hereby amended to add footnote (1) to the exhibit index and to add a revised redacted version of Exhibit 10.1, which is being filed herewith. In addition, in connection with the filing of this Amendment, and pursuant to the rules of the Commission, the Company has included with this Amendment certain currently dated certifications. Except as described above, no other changes have been made to the Original Form 10-Q. This Amendment speaks as of the original filing date of the Original Form 10-Q and does not reflect any events that occurred at a date subsequent to the filing of the Original Form 10-Q or modify or update the disclosures therein in any way, except as expressly set forth herein.

PART II.—OTHER INFORMATION

ITEM 6.	EXHIBITS

(a)	Exhibits

The following exhibits are filed with this report as indicated below:

10.1*(1)	Vendor Services Agreement dated as of February 26, 2010 between Rainmaker Systems, Inc. and Microsoft Corporation

10.2*+	Statement of Work to the Vendor Services Agreement dated as of September 20, 2010 between Rainmaker Systems, Inc. and Microsoft Corporation

10.3	Loan and Security Modification Agreement dated as of September 28, 2010 between Rainmaker Systems, Inc. and Bridge Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on October 4, 2010)

10.4	Loan and Security Agreement dated as of November 17, 2009 between Rainmaker Systems, Inc. and Bridge Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on December 8, 2009)

31.3	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.4	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.3	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

32.4	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

*	Confidential treatment has been requested from the Commission for certain portions of the referenced exhibit.
+	Previously filed with the Quarterly Report on Form 10-Q filed by the Company on November 12, 2010.
(1)	Exhibit A to this exhibit is incorporated by reference to Exhibit 10.2 hereof, and Exhibit C to this exhibit was intentionally omitted by the parties at the time of signing and is presently blank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINMAKER SYSTEMS, INC.

Dated: February 28, 2011	/s/ MICHAEL SILTON
Michael Silton
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ STEVE VALENZUELA
Steve Valenzuela
Senior Vice President, Finance, Chief Financial Officer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)