Form 10-K
period 2010-12-31
RAINMAKER SYSTEMS INC
filed 2011-03-04
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $16.7 million as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of the registrant’s common stock reported by the Nasdaq Global Market on that date. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates.

At March 2, 2011, registrant had 23,278,311 shares of Common Stock outstanding.

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

Among the important factors which could cause actual results to differ materially from those in the forward-looking statements are general market conditions, the current very difficult macro-economic environment and its impact on our business as our clients are reducing their overall marketing spending and our clients’ customers are reducing their purchase of services contracts, the high degree of uncertainty and our limited visibility due to economic conditions, our ability to execute our business strategy, our ability to integrate acquisitions without disruption to our business, the effectiveness of our sales team and approach, our ability to target, analyze and forecast the revenue to be derived from a client and the costs associated with providing services to that client, the date during the course of a calendar year that a new client is acquired, the length of the integration cycle for new clients and the timing of revenues and costs associated therewith, our client concentration given that we are currently dependent on a few significant client relationships, potential competition in the marketplace, the ability to retain and attract employees, market acceptance of our service programs and pricing options, our ability to maintain and develop our existing technology platform and to deploy new technology, our ability to sign new clients and control expenses, the possibility of the discontinuation of some client relationships, the potential for additional litigation and adverse outcomes to litigation the company is currently involved in, and the financial condition of our clients’ businesses, our ability to raise additional equity or debt financing and other factors detailed in Part I Item 1A—“Risk Factors” of this Form 10-K.

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

Introduction

Rainmaker Systems, Inc. and its subsidiaries (“Rainmaker,” “we,” “our” or the “Company”) is a leading global provider of cloud-based business-to-business, or B2B, selling solutions that are designed to drive higher customer acquisition, renewals, subscriptions and education sales for clients and their channel partners. We have developed an integrated solution, the Rainmaker Revenue Delivery PlatformSM, that combines proprietary, on-demand application software and advanced analytics with specialized sales and marketing execution services, which can include marketing strategy development, websites, e-commerce portal creation and hosting, both inbound and outbound e-mail, chat, direct mail and telesales services.

We use the Rainmaker Revenue Delivery Platform to drive more revenue for our clients in a variety of ways to:

•	provide a hosted technology portal for our clients and their resellers to assist in selling new service/product contracts and contract renewals;

•	sell, on behalf of our clients, as a client branded reseller or transaction processor, service contracts, software licenses and subscriptions and warranties;

•	generate, qualify and develop corporate leads, turning these prospects into qualified appointments for our clients’ field sales forces or leads for their channel partners; and

•	provide a hosted application software platform that enables our clients to more effectively generate additional revenue from sales of Internet-based and in-person training.

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

Our clients are primarily in the computer hardware and software, telecommunications and financial services industries.

We have acquired several businesses that have expanded our client base and geographic presence to include international operations in the Philippines and Europe and enhanced the functionality of our Revenue Delivery Platform. These acquisitions have extended our technology capabilities and added new services which we offer across our expanding client base.

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

A major trend taking place within the B2B marketplace today is that the kinds of interactions that are happening in the consumer online marketplace are increasingly driving expectations of business customers and demand for B2B online sales. Whether immediate downloading of applications from an apps stores, online chat interaction, or use of modern devices such as the iPad, the convenience, the simplicity, and the immediacy of the consumer online market is affecting what business customers expect and demand for B2B online selling.

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

Rainmaker Solutions

Our B2B online sales solution enables technology and other companies to bring the simplicity and capabilities of the online consumer model to the B2B marketplace and to sell online to their mid-market business customers in a more modern and efficient way that they have not been able to do in the past. A consumer at home can go online to an apps store and purchase and download software immediately. That same person, going to their office the next day, expects to have the same level of experience and capabilities for their business needs, whether downloading software for their enterprise computers, adding licenses, or obtaining e-learning certificates. We create online stores for our clients’ customers, enabling such business customers to buy software and licenses online for their businesses in much the same manner and experience level as their online consumer purchases.

For example, when a technology company sells a product, it typically includes three key items: the product, a contract, and training. The product could be hardware, software or information, the contract could be a subscription or maintenance agreement, and the training on how to use the product might include classroom training or online classes. With our B2B online sales solution, we are positioned to assist such companies at the initial sale and at renewal for the full suite of products they sell to their business customers, and to do so globally.

Our solution combines online sales and global sales agents to drive more revenue, which is proven in the B2B marketplace to be more effective than stand-alone online sales. Our flexible and modern B2B online sales platform enables our clients to optimize their selling process on a global and consistent basis. With our capabilities to manage the full B2B online sales transaction in a global manner, we are well positioned to be the leading B2B online sales solution.

The capabilities of our Revenue Delivery Platform fall into three broad areas: integration and enhancement of our clients’ customer and prospect data; marketing strategy development and execution; and delivering a result to our clients or their partners, typically either a qualified lead or a closed sale. While these capabilities are individually useful to our clients, we believe that they are significantly more valuable and effective when provided as part of an integrated solution. Our Revenue Delivery Platform’s capabilities are described more fully below:

•

Data Integration and Enhancement.    At the launch of a client engagement, we are typically either provided with a customer list or are asked to source and identify qualified prospects from our client’s website or a website we develop using our client’s branding. We take these lists and profile, cleanse and supplement the data with information from third party databases, as well as our own proprietary data sources. The data cleansing and integration process improves the financial, contact and other relevant information that is used in our marketing processes. This process can be applied equally to prospect information and to our client’s current customer information which is often not updated with regard to financial and key decision maker information. We have an extensive set of technology tools that we use to integrate and enhance our contact information, including our proprietary Prospect

IntelligenceSM database which contains information on the appropriate technology buyers and key decision makers. Our database contains contact details of individuals collected over the course of 20 years. We can also further qualify leads by contacting them using our extensive marketing campaign capabilities.

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

We believe that we compete effectively by combining:

•

our proprietary technology platform, including our on-demand hosted application software, which includes Contract Renewals PlusSM for subscriptions and warranties, LeadworksSM for lead management, and our hosted training sales application;

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

Strategy

Our objective is to be the leading global provider of cloud-based B2B selling solutions that drive higher customer acquisition, renewals, subscriptions and education sales for clients and their channel partners. Key elements of our strategy include:

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

Expand Our Services Internationally.    We have expanded our geographic presence to include operational divisions in the Philippines and in Europe. We believe we have the capabilities to offer our clients services for their global needs.

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

Enhance Technology and Add New Products and Services.    We believe our technology platform is a key factor in allowing us to compete effectively, and we will continue to seek to identify new products and services that enhance our Revenue Delivery Platform. During 2009, we acquired the eCommerce technology of Grow Commerce and continued to integrate and leverage the Grow Commerce assets to advance our eCommerce strategy during the 2010 fiscal year.

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

Our core services and software are highlighted below:

Online Sales Renewals.    Some clients engage us to market and sell their new service contracts and subscriptions, as well as renewals, directly to their customers on a commission basis. By allowing us to perform this service, our clients entrust us with a major revenue generating business process.

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

Webcasts and Event Management.    Increasingly, companies are using events on the Internet as a format to provide product information to their potential or existing clients. Our service can invite potential attendees of these webcasts, register attendees and then follow up for feedback after the event. This service provides a format whereby all available customer information is captured and retained for future sales and marketing activities.

Online Sales of Education Classes.    We offer a hosted application software solution designed to enable our clients to more efficiently manage the sales of their online or in-person training classes. Our clients create their own content, and use our proprietary hosted software solution for e-mail communications, automated event registration and confirmation, pre- and post-training surveys and payment processing. The solution offers streamlined, automated handling of such events, which is intended to increase our clients’ training revenue and allows them to gauge the effectiveness of their training programs. Our solution also automatically tracks and reports compliance data to meet regulatory requirements. Increasingly, companies are using events on the Internet as a forum to provide product information and training for their business customers. Our clients benefit both from the revenue as well as from having a customer base that is better educated on how to get the most out of their products. We believe these customers are often more loyal and spend more over time on our clients’ products.

eCommerce.    During 2009, we acquired the technology of Grow Commerce. Grow Commerce provides hosting of fan club and membership websites that offer monthly subscriptions and the ability for fee-based downloading of music, videos and other items. Additionally, the technology offers the ability to route orders of merchandise for fulfillment. We continued to integrate and leverage the Grow Commerce assets to advance our B2B eCommerce strategy during 2010.

Our Clients

Our clients consist of large enterprises in a range of industries, including computer hardware and software, telecommunications and financial services. Our clients typically have large customer bases and products and services that require complex selling processes to generate sales, thereby enabling them to benefit from our focused sales and marketing programs to generate more revenue. In the year ended December 31, 2010, three clients accounted for 10% or more of our net revenue, with Sun Microsystems representing approximately 17% of our net revenue, Hewlett-Packard representing approximately 14% of our net revenue, and Symantec representing approximately 12% of our net revenue. In 2009, three clients accounted for 10% or more of our net revenue, with Sun Microsystems representing approximately 22% of our net revenue, Hewlett-Packard representing approximately 16% of our net revenue and Symantec accounting for approximately 10% of our net revenue. In 2008, Hewlett-Packard accounted for approximately 20% of our net revenue and was the only client that accounted for 10% or more of our net revenue. On February 5, 2010, we received written notice from Sun Microsystems that they had elected to terminate the Global Inside Sales Program Statement of Work agreement dated March 31, 2009, effective as of February 28, 2010. The notice followed the acquisition of Sun Microsystems by Oracle Corporation and affected the contract sales services that we were performing for Sun. The Global Inside Sales Program services accounted for approximately 13% of our fiscal 2009 annual net revenue. The Global Inside Sales agreement had a minimum term with notice periods to August 31, 2010. We entered into a settlement agreement on March 8, 2010, and received a cash payment of $4,550,000 from Oracle Corporation for the buyout of the Global Inside Sales agreement. The settlement payment was recognized as revenue in the first quarter of 2010. In addition, Oracle agreed to reimburse us $347,000 for employee severance costs related to terminating employees who worked on the Global Inside Sales program. This reimbursement was recognized in payroll and payroll tax expense to offset the employee severance costs. As of December 31, 2010, none of our previous programs with Sun Microsystems were continuing.

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

Employees

As of December 31, 2010, we employed approximately 1,450 full-time employees. This compares to approximately 950 full-time employees as of December 31, 2009. The growth in full-time employees is attributable to our Asia business process outsourcing (“BPO”) operations. In January 2010, we also added 46 full-time employees with the acquisition of Optima Consulting Partners, Ltd. (“Optima”), a B2B lead development provider with its primary office in the United Kingdom. None of our employees are represented by a labor union or are subject to a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationships with our employees to be good.

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

In addition to the competitors listed below, we face competition from internal departments of current and potential clients. The competition we encounter includes:

•	solutions designed to sell service contracts and provide lead generation services from companies such as Encover and ServiceSource;

•	providers of business databases, data processing and database marketing services such as Harte-Hanks and infoUSA;

•	eCommerce capabilities from companies such as Digital River and GSI Commerce;

•	companies that offer various online marketing services, technologies and products, including ValueClick; and

•	companies that offer training management systems, such as Saba and SumTotal.

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

Intellectual Property

We protect our intellectual property through a combination of trademark, trade name and copyright protection, trade secret protection and confidentiality agreements with our employees and independent contractors, and have procedures to control access to and distribution of our technology, documentation and other proprietary information and the proprietary information of our clients. We do not own or have rights with respect to any patents or patent applications. Effective trade name, trademark, copyright and trade secret protection may not be available in every country in which our services and products are made available on the Internet. The steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trade names, trademarks and similar proprietary rights. In addition, other parties may assert claims of infringement of intellectual property or other proprietary rights against us. The legal status of many aspects of intellectual property on the Internet is currently uncertain. We have applied to register the “Rainmaker Systems,” “Rainmaker” and design marks in the U.S. and certain foreign countries, and have received registrations for the “Rainmaker Systems” mark in the U.S., Canada, Australia, the European Community, Switzerland and Norway, and the “Rainmaker” mark and design in the U.S., Canada, Mexico and the European Community.

Government Regulation

We are subject, both directly and indirectly, to various laws and governmental regulations, including export compliance, relating to our business. In addition, laws with respect to online commerce may cover issues such as pricing, distribution, characteristics and quality of products and services. Laws affecting the Internet may also cover content, copyrights, libel and personal privacy. Any new legislation or regulation or the application of existing laws and regulations to the Internet and/or marketing could have a material adverse effect on our business. Our costs of compliance with environmental laws are not material.

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

A number of government authorities are increasingly focusing on online personal data privacy and security issues and the use of personal information. Our business could be adversely affected if new regulations regarding the use of personal information are introduced or if government authorities choose to investigate our privacy or export practices. In addition, the European Union has adopted directives addressing data privacy that may limit the collection and use of some information regarding Internet users. Such directives may limit our ability to target our client’s customers or to collect and use such information.

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

Financial Information about Geographic Areas

For years prior to 2007, we had no revenue, assets or operations outside of the U.S. During 2007, we acquired the Canadian assets of CAS Systems, Inc (“CAS Systems”) and all of the outstanding stock of Qinteraction Limited (“Qinteraction”), a Cayman Islands-based holding company that has operations in the Philippines. In the first quarter of 2009, we established our Rainmaker Europe subsidiary in the United Kingdom. In January 2010, we acquired all the outstanding stock of Optima, a B2B lead development provider with offices at the time in the United Kingdom, France, and Germany. During 2010, we integrated our European operations into one primary office in the United Kingdom and closed our German offices and Canadian call center facility. Thus, we currently have operations in the United States, the United Kingdom, the Philippines and France where we perform services on behalf of our clients to customers who are primarily located in North America. While we exited our Canadian call center facility in September 2010, we continue to maintain managed telesales representatives in Canada. See “Segment Reporting” in Note 1 to our consolidated financial statements for a summary of revenue by geographic area.

Corporate Information

We were founded in 1991 and are headquartered in Silicon Valley in Campbell, California. We also have operation centers in or near Austin, Texas, Manila, Philippines, London, England and Paris, France. We are incorporated in Delaware. Our principal office is located at 900 East Hamilton Ave., Suite 400, Campbell, CA 95008 and our phone number is (408) 626-3800. Our website is www.rmkr.com. We make available, free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission, or “SEC”. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client or any significant reduction in the volume of services we provide to any of our significant clients could result in a substantial decrease in our revenue and have a material adverse impact on our financial position.

During the year ended December 31, 2010, three clients accounted for 10% or more of our net revenue, with Sun Microsystems representing approximately 17% of our net revenue, Hewlett-Packard representing approximately 14% of our net revenue, and Symantec representing approximately 12% of our net revenue. In 2009, three clients accounted for 10% or more of our net revenue, with Sun Microsystems representing approximately 22% of our net revenue, Hewlett-Packard representing approximately 16% of our net revenue and Symantec accounting for approximately 10% of our net revenue. In 2008, Hewlett-Packard accounted for approximately 20% of our net revenue and was the only client that accounted for 10% or more of our net revenue. On February 5, 2010, we received written notice from Sun Microsystems that they had elected to terminate the Global Inside Sales Program Statement of Work agreement dated March 31, 2009, effective as of February 28, 2010. The notice followed the acquisition of Sun Microsystems by Oracle Corporation and affected the contract sales services that we were performing for Sun. The Global Inside Sales Program services accounted for approximately 13% of our fiscal 2009 annual net revenue. The Global Inside Sales agreement had a minimum term with notice periods to August 31, 2010. We entered into a settlement agreement on March 8, 2010, and received a cash payment of $4,550,000 from Oracle Corporation for the buyout of the Global Inside Sales agreement. The settlement payment was recognized as revenue in the first quarter of 2010. In addition, Oracle agreed to reimburse us $347,000 for employee severance costs related to terminating employees who worked on the Global Inside Sales program. This reimbursement was recognized in payroll and payroll tax expense to offset the employee severance costs. As of December 31, 2010, none of our previous programs with Sun Microsystems were continuing. A client that provides business process call center services that has been outsourcing its Asia call center activities to us was acquired in December 2010. We are currently in discussions with this client’s new parent company to provide managed call center services for their new facility. This may take affect in the next three to nine months. This is likely to result in some decrease in revenue compared to the outsourced call center services we now provide this client. The outcome of this negotiation is presently unknown. The potential impact on revenue is not determinable at this time. It’s possible that our current agreement with this client could terminate without transitioning to a new managed services arrangement if we are not able to come to mutually agreeable terms. Services to this client accounted for approximately 6% of our 2010 annual net revenue and 8% of our fourth quarter 2010 net revenue.

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

Our clients may, from time to time, restructure their businesses or get acquired by another company, which may adversely impact the revenues we generate from those clients. Sun Microsystems, a significant client, was acquired by Oracle Corporation in 2010, and thereafter elected to terminate certain of our services as described above. Any restructuring, termination or non-renewal of our services by any of our significant clients could reduce the volume of services we provide and further reduce our expected future revenues, which would likely have a material adverse effect on our financial position, cash flows and results of operations.

Current macro-economic conditions could continue to negatively impact our results of operations.

The current unfavorable macro-economic conditions have contributed to our clients reducing their overall marketing spending and our clients’ customers reducing their purchase of our clients’ products and services. If the economic climate in the U.S. or abroad does not improve from its current condition or continues to deteriorate, our clients or prospective clients could reduce or delay their purchases of our services, and our clients’ customers could reduce or delay their purchases of our clients’ products and services, which would adversely impact our revenues and our profitability.

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

Our service sales agreements and our lead generation agreements generally allow our clients to terminate such agreements without cause with 90 to 180 days notice and 15 to 30 days notice, respectively. Our clients are under no obligation to renew their engagements with us when their contracts come up for renewal. In addition, our agreements with our clients are generally not exclusive. Our agreements with Hewlett-Packard, a significant client, expire at various dates from October 2011 through May 2012, and can generally be terminated prior to expiration with ninety days notice. Our agreements with Symantec, a significant client, expire at various dates from May 2011 through June 2012, and can generally be terminated prior to expiration with ninety days notice. We had various agreements with Sun Microsystems, our largest client during 2010, with various termination provisions. On February 5, 2010, we received written notice from Sun Microsystems that they had elected to terminate the Global Inside Sales Program Statement of Work agreement dated March 31, 2009, effective as of February 28, 2010. The notice followed the acquisition of Sun Microsystems by Oracle Corporation and affected the contract sales services that we were performing for Sun. The Global Inside Sales Program services accounted for approximately 13% of our fiscal 2009 annual net revenue. The Global Inside Sales agreement had a minimum term with notice periods to August 31, 2010. We entered into a settlement agreement on March 8, 2010, and received a cash payment of $4,550,000 from Oracle Corporation for the buyout of the Global Inside Sales agreement. The settlement payment was recognized as revenue in the first quarter of 2010. In addition, Oracle agreed to reimburse us $347,000 for employee severance costs related to terminating employees who worked on the Global Inside Sales program. This reimbursement was recognized in payroll and payroll tax expense to offset the employee severance costs. A client that provides business process call center services that has been outsourcing its Asia call center activities to us was acquired in December 2010. We are currently in discussions with this client’s new parent company to provide managed call center services for their new facility. This may take affect in the next three to nine months. This is likely to result in some decrease in revenue compared to the outsourced call center services we now provide this client. The outcome of this negotiation is presently unknown. The potential impact on revenue is not determinable at this time. It’s possible that our current agreement with this client could terminate without transitioning to a new managed services arrangement if we are not able to come to mutually agreeable terms. Services to this client accounted for approximately 6% of our 2010 annual net revenue and 8% of our fourth quarter 2010 net revenue.

Our revenue will decline if demand for our clients’ products and services decreases.

A significant portion of our business consists of marketing and selling our clients’ products and services to their customers. In addition, a significant percentage of our revenue is based on a “pay for performance” model in which our revenue is based on the amount of our clients’ products and services that we sell. Accordingly, if a particular client’s products and services fail to appeal to its customers for reasons beyond our control, such as preference for a competing product or service, our revenue may decline. In addition, revenue from our lead generation service offering could decline if our clients reduce their marketing efforts.

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

We perform a valuation analysis on all of our acquisitions as a basis for initially recognizing and measuring intangible assets including goodwill in our financial statements. We are required to test for impairment the carrying value of our goodwill at the reporting unit level at least annually, and we are required to test for impairment the carrying value of these assets as well as our other intangible assets that are subject to amortization and our tangible long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Such events or changes in circumstances may include a persistent decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. During the year ending December 31, 2008, we took a non-cash charge of approximately $13.7 million for impairment of goodwill and other intangible assets from our acquisitions. Subsequent to this impairment write-down, we had $3.5 million in goodwill and $1.6 million of unamortized intangibles on our balance sheet at December 31, 2008.

During the fourth quarter of 2009 and again in the fourth quarter of 2010, we performed our annual impairment test as of October 31 and noted that no impairment existed at that time. At December 31, 2010, we have $5.3 million in goodwill and $432,000 of unamortized intangibles on our balance sheet. In the future, our test of impairment could result in further adjustments, or in write-downs or write-offs of assets, which would negatively affect our financial position and operating results.

In 2007, we invested in Market2Lead, Inc. (“Market2Lead”), a software-as-a-service provider of business-to-business automated marketing solutions. Rainmaker provided Market2Lead with growth financing of $2.5 million in secured convertible and term debt. In 2008, one-half of the debt was converted into preferred shares of Market2Lead. In 2009, we impaired approximately half the equity value. In 2010, we impaired the remaining equity value. In May 2010, we received payment from Market2Lead for the $1,250,000 in remaining term debt. We no longer carry any values on our balance sheet related to Market2Lead.

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

On January 25, 2007, we acquired the business of CAS Systems, which had operations near Montreal, Canada. On July 19, 2007, we acquired Qinteraction, which operated a call center in Manila, Philippines. In the first quarter of 2009, we established our Rainmaker Europe subsidiary in the United Kingdom. On January 29, 2010, we acquired Optima, headquartered near London, England. Our growth strategy may include further expansion into international markets. Our international expansion may require significant additional financial resources and management attention, and could have a negative effect on our financial position, cash flows and operating results. In addition, we may be exposed to associated risks and challenges, including:

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

Our growth and success depend, in part, on our ability to add new clients.

Key elements of our growth strategy include adding new clients, extending the term of existing client agreements and growing the business of our existing clients. Competition for clients is intense, and we may not be able to add new clients or keep existing clients on favorable terms, or at all. If we are unable to add and launch new clients within the time frames projected by us, we may not be able to achieve our targeted results in the expected periods.

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

We incurred a net loss in each of the four quarters of 2008 and in three of the four quarters of both 2009 and 2010. Our accumulated deficit through December 31, 2010 is $106.9 million. We may continue to incur losses in the future. Factors which may cause us to incur losses in the future include:

•	the growth of the market for our sales and marketing solutions;

•	the demand for and acceptance of our services;

•	the demand for our clients’ products and services;

•	the length of the sales and integration cycle for our new clients;

•	our ability to expand relationships with existing clients;

•	our ability to develop and implement additional services, products and technologies;

•	the success of our direct sales force;

•	our ability to retain existing clients;

•	the granting of additional stock options and/or restricted stock awards resulting in additional stock-based compensation expense;

•	new product and service offerings from our competitors;

•	general economic conditions, especially given the very difficult and challenging macroeconomic environment and the difficulty in predicting demand during these uncertain times;

•	regulatory compliance costs;

•	our ability to integrate acquisitions and the costs and write-downs associated with them, including the amortization of intangibles;

•	our ability to expand our operations, including potential further international expansion; and

•	the loss of a significant client.

We will need to raise additional capital to meet our planned growth objectives, which might not be available to us on acceptable terms, if at all.

We may wish to secure additional capital for the acquisition of businesses, products or technologies that are complementary to ours, or to fund our working capital and capital expenditure requirements. To date, we have raised capital through both equity and debt financings. On April 25, 2007, we completed a follow-on public offering of our common stock in which we issued an additional 3.5 million shares and raised $27 million in net proceeds. On January 28, 2011, we filed a form S-3 registration statement and on February 18, 2011, we filed a form S-3/A amended registration statement for the potential issuance of up to $15 million of securities in the form of our common stock, preferred stock, warrants, units, and/or debt securities, subject to SEC rules limiting any issuance under such registration statement to one-third of our nonaffiliate market capitalization (“public float”) over any period of 12 calendar months for so long as our public float is less than $75 million. We may choose any combination of such securities depending on the market conditions at the time of issuance, if any. Any additional equity financing will be dilutive to stockholders, and additional debt financing, if available, may involve restrictive covenants and interest expenses that will affect our financial results. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay or reduce the scope of our operations. At December 31, 2010, our unrestricted cash balance was $12.2 million, and our net working capital was $4.2 million. We expect we will need to raise additional funds over the next twelve months to meet our planned growth objectives. If we are unable to raise additional funds, our planned growth objectives may be limited, and we may need to reduce the size of our operations.

Our quarterly operating results may fluctuate, and if we do not meet market expectations, our stock price could decline.

Our future operating results may not follow past trends in every quarter. In any future quarter, our operating results may fall below the expectations of public market analysts and investors.

Factors which may cause our future operating results to be below expectations include:

•	the growth of the market for our sales and marketing solutions;

•	the demand for and acceptance of our services;

•	the demand for our clients’ products and services;

•	the length of the sales and integration cycle for our new clients;

•	our ability to expand relationships with existing clients;

•	our ability to develop and implement additional services, products and technologies;

•	the success of our direct sales force;

•	our ability to retain existing clients;

•	the granting of additional stock options and/or restricted stock awards resulting in additional stock-based compensation expense;

•	new product and service offerings from our competitors;

•	general economic conditions;

•	regulatory compliance costs;

•	our ability to integrate acquisitions and the costs and write-downs associated with them, including the amortization of intangibles;

•	our ability to expand our operations, including potential further international expansion; and

•	the loss of a significant client.

We are subject to certain financial covenants under our loan agreement with Bridge Bank. If we are unable to satisfy these covenants or obtain a waiver, the lender could demand immediate repayment of their loans made to us.

The Company is a party to a loan agreement with Bridge Bank, which is secured by substantially all of the Company’s assets. We are required to comply with certain financial covenants under the loan agreement with Bridge Bank, including not incurring a quarterly non-GAAP profit or loss negatively exceeding by more than 10% the amount of the non-GAAP profit or loss recited in the Company’s operating plan approved by Bridge Bank, and maintaining unrestricted cash with Bridge Bank equal to the greater of $2.0 million or the aggregate principal amount of the indebtedness from time to time outstanding with Bridge Bank plus $500,000. If we are not able to comply with such covenants, the Company’s outstanding loan balance could become due and payable immediately and our existing credit facilities with Bridge Bank could be cancelled. Unless we are able to obtain a waiver from Bridge Bank for any covenant violations, our business, financial condition and results of operations would be significantly harmed. For the three months ended March 31, 2010 and June 30, 2010, we did not meet the performance to plan financial covenant as our quarterly non-GAAP loss exceeded by 10% the amount of quarterly non-GAAP loss in our operating plan approved by Bridge Bank for our first and second quarters’ results of operations. We received a waiver from Bridge Bank for the violation of this covenant for the three months ended March 31, 2010 and June 30, 2010. For the three months ended September 30, 2010 and December 31, 2010, we met this performance to plan financial covenant.

We may experience seasonality in our sales, which could cause our quarterly operating results to fluctuate from quarter to quarter.

As we continue to grow our service offerings, we will experience seasonal fluctuations in our revenue as companies’ spending on marketing can be stronger in some quarters than others partially due to our clients’ budget and fiscal schedules. In addition, since our lead generation service offering has lower gross margins than our other service offerings, we may experience quarterly fluctuations in our financial performance as a result of a seasonal shift in the mix of our service offerings.

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

In the event that one of our operations facilities has a lapse of service or damage to such facility, our clients could experience interruptions in our service as well as delays, and we might incur additional expense in arranging new facilities and services. Our disaster recovery computer hardware and systems located at our facilities in California, Texas, the Philippines and England have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring at one of our operations facilities. In the event of a disaster in which one of our operations facilities is irreparably damaged or destroyed, we could experience lengthy interruptions in our service. While we have not experienced extended system failures in the past, any interruptions or delays in our service, whether as a result of third party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with clients and our reputation. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability, cause us to issue credits or cause clients to fail to renew their contracts, any of which could adversely affect our business, financial condition and results of operations. Temporary or permanent loss of these systems could limit our ability to conduct our business and result in lost revenue.

We have made significant investments in technology systems that operate our business operations. Such assets are subject to reviews for impairment in the event they are not fully utilized.

We have made significant investments in technology and system improvements related to servicing clients and capitalized those costs while the technology was being developed. We have invested $6.5 million in client technology and system improvements, which has a carrying value of $2.0 million as of December 31, 2010, and is generally amortized over two to five years. If unforeseen events or circumstances prohibit us from using these systems, we may be forced to impair one or more of these systems, which could result in a non-cash impairment charge to our financial results. We expect to invest additional amounts into technology and system improvements in the future which would bear similar risks.

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

Taxing authorities could challenge our historical and future tax positions as well as our allocation of taxable income among our subsidiaries.

The amount of income taxes we pay is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. We have taken and will continue to take tax positions based on our interpretation of such tax laws. While we believe that we have complied with all applicable income tax laws, there can be no assurance that a taxing authority will not have a different interpretation of the law and assess us with additional taxes. We have been audited from time to time and should additional taxes be assessed, this may result in a material adverse effect on our results of operations or financial condition.

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

We file sales tax returns in certain states within the U.S. as required by law and collect and remit sales tax on certain client contracts for a portion of the sales and marketing services that we provide. We do not collect sales or other similar taxes in other states and many of the states do not apply sales or similar taxes to the vast majority of the services that we provide. However, one or more states could seek to impose additional sales or use tax collection and record-keeping obligations on us. Any successful action by state, foreign or other authorities to compel us to collect and remit sales, use or similar taxes, either retroactively, prospectively or both, could adversely affect our results of operations and business.

We are from time to time involved in litigation incidental to our business, which in the event of an adverse determination could have a material adverse effect on our business, financial condition or results of operations.

From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. Litigation, in general, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty and in the case of more complex legal proceedings, such as intellectual property and securities litigation, the results are difficult to predict at all. We are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or results of our operations. We may, however, incur substantial expenses and devote substantial time to defend these claims as they arise, whether or not such claims are meritorious. In addition, in the event of a determination adverse to us, we may incur substantial monetary liability and may be required to implement changes in our business practices, which could have a material adverse effect on our business, financial condition or results of operations. See Item 3— “Legal Proceedings” for a description of certain pending legal proceedings against the Company in the Philippines.

Risks Related to Our Industry and Other Risks

We operate in a rapidly changing industry and have recently entered new lines of business, all of which make our operating results difficult to predict.

The industry in which we operate is rapidly changing and evolving. The evolution of this industry makes our risks, capital needs and operating results difficult to predict. Any failure to adapt our services in response to changing market and technological requirements could adversely affect our operating results. In connection with our 2009 acquisition of the eCommerce technology of Grow Commerce, we have also entered into new lines of business to integrate the Grow Commerce assets to advance our eCommerce strategy. We have limited experience in these new lines of business, and we will be required to devote substantial financial, technical, managerial and other resources to them. We cannot assure you that these new lines of business will be successful.

We are subject to government regulation of distribution and direct marketing, which could restrict the operation and growth of our business.

The Federal Trade Commission’s, or FTC’s, telesales rules prohibit misrepresentations of the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation and specifically addresses other perceived telemarketing abuses in the offering of prizes. Additionally, the FTC’s rules limit the hours during which telemarketers may call consumers. The Federal Telephone Consumer Protection Act of 1991 contains other restrictions on facsimile transmissions and on telemarketers, including a prohibition on the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 contains restrictions on the content and distribution of commercial e-mail. A number of states also regulate telemarketing and some states have enacted restrictions similar to these federal laws. In addition, a number of states regulate e-mail and facsimile transmissions. State regulations of telesales, e-mail and facsimile transmissions may be more restrictive than federal laws. Additionally, our eCommerce services are subject to U.S. and foreign export laws and regulations. Any failure by us to comply with applicable statutes and regulations could result in penalties and/or restrictions on our ability to provide services. There can be no assurance that additional federal or state legislation, or changes in regulatory implementation or judicial interpretation of existing or future laws, would not limit our activities in the future or significantly increase the cost of regulatory compliance.

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

Our certificate of incorporation and bylaws and certain provisions of Delaware law may make it more difficult for a third party to acquire us, even though an acquisition might be beneficial to our stockholders. For example, our certificate of incorporation provides our board of directors the authority, without stockholder action, to issue up to 5,000,000 shares of preferred stock in one or more series. Our board determines when we will issue preferred stock and the rights, preferences and privileges of any preferred stock. Our certificate of incorporation also provides for a classified board, with each board member serving a staggered three-year term. In addition, our bylaws establish an advance notice procedure for stockholder proposals and for nominating candidates for election as directors. Delaware law also contains provisions that can affect the ability of a third party to take over a company. For example, we are subject to Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years after the date that such stockholder became an interested stockholder, unless certain conditions are met. Section 203 may discourage, delay or prevent an acquisition of our company even at a price our stockholders may find attractive.

Our common stock price is volatile.

During the year ended December 31, 2010, the price for our common stock fluctuated between $0.87 per share and $1.84 per share. During the year ended December 31, 2009, the price for our common stock fluctuated between $0.47 per share and $1.83 per share. The trading price of our common stock may continue to fluctuate widely, including due to:

•	quarter to quarter variations in results of operations;

•	loss of a major client;

•	changes in the economic environment which could reduce our potential;

•	announcements of technological innovations by us or our competitors;

•	changes in, or our failure to meet, the expectations of securities analysts;

•	new products or services offered by us or our competitors;

•	changes in market valuations of similar companies;

•	announcements of strategic relationships or acquisitions by us or our competitors;

•	other events or factors that may be beyond our control;

•	dilution resulting from the raising of additional capital; or

•	other factors discussed elsewhere in this Item 1A—“Risk Factors”.

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

Trading of our common stock moved from the Nasdaq Capital Market to the Nasdaq Global Market on January 8, 2007. The Nasdaq Global Market listing requirements are more onerous than the listing requirements for the Nasdaq Capital Market. If we experience losses from our operations, are unable to raise additional funds or our stock price does not meet minimum standards, we may not be able to maintain the standards for continued listing on the Nasdaq Global Market, which include, among other things, that our common stock maintain a minimum closing bid price of at least $1.00 per share and minimum shareholders’ equity of $10 million (subject to applicable grace and cure periods). Our common stock has traded below the minimum $1.00 closing bid price during both 2009 and 2010. If, as a result of the application of such listing requirements, our common stock is delisted from the Nasdaq Global Market, our stock would become harder to buy and sell. Consequently, if we were removed from the Nasdaq Global Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. As a result, the ability to resell shares of our common stock could be adversely affected.

Our directors, executive officers and their affiliates own a significant percentage of our common stock and can significantly influence all matters requiring stockholder approval.

As of December 31, 2010, our directors, executive officers and entities affiliated with them together beneficially control approximately 19% of our outstanding shares. As a result, these stockholders, acting together, may have the ability to disproportionately influence all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company, which, in turn, could depress the market price of our common stock.

Shares eligible for sale in the future could negatively affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of December 31, 2010, we had 23,275,199 outstanding shares of common stock which included 2,457,063 unvested shares issued pursuant to restricted stock awards granted to certain employees and directors. These restricted shares will become available for public sales subject to the respective employees’ and directors’ continued employment or service with the company over vesting periods of not more than four years. In addition, there were an aggregate of 1,473,430 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 673,431 shares of common stock issuable upon exercise of options outstanding under our option plan and 799,999 shares of common stock issuable upon exercise of the outstanding warrants issued to the investors in our private placement transaction completed on February 7, 2006. These warrants expired on February 7, 2011. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, employee compensation or otherwise.

On July 19, 2007, we completed a stock purchase agreement with the shareholders of Qinteraction. Under the terms of the purchase agreement, the Company issued 559,284 shares of its common stock, representing approximately $4.8 million in Rainmaker common stock based upon the five-day average closing stock price before and after July 23, 2007, the date on which the transaction was announced. Such shares were initially subject to a contractual prohibition of sale with shares available for sale from closing as follows: 241,890 shares were subject to 6 months lockup which has now expired and these shares are now freely tradable, 241,891 shares were subject to 12 months lockup which has now expired and these shares are now freely tradable. In addition, 75,503 of the shares of the common stock consideration have been placed in escrow to secure certain customary indemnity obligations under the Purchase Agreement. Two-thirds of the escrow was scheduled to be released after 12 months from closing and the remaining one-third was scheduled for release after 15 months from closing. The release of such shares from escrow is subject to post-closing conditions, potential adjustments and offsets. No shares have been released from escrow as of yet as the Company has filed a claim against the escrow. The agreement also provided for a potential additional payment at the end of twelve months following the closing, based on the achievement of certain financial milestones which the Company had determined have not been achieved, and which would have resulted in the issuance of up to $3.5 million in additional Rainmaker common stock and a payment of $4.5 million in cash. Based upon the financial milestone measurement, the Company determined that no contingent payment had been earned. Accordingly, no additional purchase price was recorded.

On January 29, 2010, we completed a stock purchase agreement with the shareholders of Optima. Under the terms of the acquisition, we issued 480,000 shares of Rainmaker common stock. Such shares are initially subject to a contractual prohibition of sale with shares available for sale from closing as follows: 25% of such shares became freely tradeable after 6 months, 50% of such shares became freely tradeable after 12 months and all of such shares may be freely traded after 18 months, or July 29, 2011. The agreement also provides for two potential additional payments of $375,000 each in a combination of stock and/or cash contingent on certain performance metrics in fiscal 2010 and fiscal 2011, and subject to post closing conditions. Based upon the performance metric measurement, the Company determined that no contingent payment had been earned in 2010. Accordingly, the Company recorded a gain on fair value re-measurement.

On January 28, 2011, we filed a form S-3 registration statement and on February 18, 2011, we filed a form S-3/A amended registration statement for the potential issuance of up to $15 million of securities in the form of our common stock, preferred stock, warrants, units, and/or debt securities, subject to SEC rules limiting any issuance under such registration statement to one-third of our nonaffiliate market capitalization (“public float”) over any period of 12 calendar months for so long as our public float is less than $75 million. We may choose any combination of such securities depending on the market conditions at the time of issuance, if any.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse opinion regarding our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Facilities

Our headquarters is located in one building in Campbell, California. In October 2009, we executed a second amendment to the operating lease for our corporate headquarters in Campbell, California to reduce our lease cost. Under this amendment, we reduced the amount of space that we lease by 6,719 square feet to 16,430 square feet starting October 1, 2009, and reduced our lease cost per square foot by approximately 18%. We obtained a first right of refusal to the reduced space (6,719 square feet). The lease term originally began on November 1, 2005 and, after the first amendment, was set to end on January 31, 2010. Under this second amendment, the lease will expire on January 31, 2013. Annual gross rent under the amended lease was approximately $227,000 in the first year of the lease which ended September 30, 2010, and the base rent will increase by approximately 5% each year thereafter for the remaining term expiring January 31, 2013. In addition, we will continue to pay our proportionate share of operating costs, maintenance on some of the common areas and taxes based on our occupancy. The original letter of credit issued to the landlord in the amount of $100,000 for a security deposit remains in place.

In September 2010, we extended an existing lease in Austin, Texas on approximately 21,388 square feet of space for a term of 12 months through December 31, 2011. Annual rent in the facility will approximate $208,000, or $17,000 monthly. Additionally, we pay our proportionate share of maintenance on some of the common areas in the business park.

On September 24, 2008, we entered into an agreement to lease approximately 20,000 square feet of space and moved our Canadian operations to this new location which is close to Montreal. The lease has a minimum term of 3 years and commenced on January 1, 2009. Annual gross rent is $400,000 Canadian dollars for the initial 3 year term. Based on the exchange rate at December 31, 2010, annual rent is approximately $400,000 in US dollars. Additionally, Rainmaker is responsible for its proportionate share of utilities, taxes and other common area maintenance charges during the lease term. We exited our Canadian call center facility in September 2010 and took a restructuring charge for this lease commitment of $416,000, a write off of certain leasehold improvements of $106,000 and other facility costs of $46,000. We are actively working to sublease the facility through the end of our lease term of December 31, 2011.

With our acquisition of Qinteraction, we assumed existing lease obligations at their Manila, Philippines offices. We assumed two office space leases and a parking lease. During 2008 and 2009, we amended and then terminated our lease in the Pacific Star building and we currently do not occupy any space in this building. We currently occupy approximately 40,280 square feet on three floors in the BPI building in Manila. Our current lease for this space commenced on April 1, 2008, has a five year term and terminates on March 31, 2013. Based on the exchange rate at December 31, 2010, our annual base rent will escalate from approximately $673,000 for the twelve months ending December 31, 2011 to $727,000 for the 2012 calendar year, the final full year of the lease that ends in March 2013. Our parking lease began in March 2006, has a five year term and terminates in

March 2011. Based on the exchange rate at December 31, 2010, our annual base rent on this lease is approximately $14,000. To accommodate growth in our call center business, we expanded our facilities in the Philippines by entering into a lease commencing on May 1, 2010 to occupy approximately 15,850 square feet on the 4th floor of the Alphaland Southgate Tower in Manila. The lease has a 3 year term and terminates on April 30, 2013. Based on the exchange rate at December 31, 2010, our annual base rent will escalate from approximately $254,000 for the twelve months ending December 31, 2011 to $287,000 for the 2012 calendar year, the final full year of the lease that ends in April 2013.

With our acquisition of Optima in January 2010, we assumed office leases in the United Kingdom, where we have a call center and sales operation, in France where we have a small call center, and in Munich and Frankfurt, Germany where we had sales operations. In the first quarter of 2010, we consolidated our existing Rainmaker Europe operations in the United Kingdom into Optima’s office and terminated our then existing month-to-month lease in London effective March 31, 2010. In the United Kingdom, we have leased space in Godalming outside of London. This lease commenced in November 2009, has a 3 year term and terminates in October 2012. In October 2010, we expanded the amount of space that we lease under this lease agreement to accommodate growth. Combined annual base rent for this facility is £134,000 Great Britain Pounds. Based on the exchange rate at December 31, 2010, annual rent is approximately $207,000 in U.S. dollars. We maintain a month-to-month lease located in Paris, France with monthly rent of €1,770 Euros or $2,300 based on the exchange rate at December 31, 2010. We terminated our month-to-month leases in Munich and Frankfurt, Germany during July 2010.

We believe these facilities are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. We are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or results of our operations. However, we are currently involved in litigation in the Philippines. Three former employees of our Asia operation have individually brought employment related claims against the Company and each of those claims is awaiting final resolution. Additionally, the founders of Qinteraction have filed suit against the Company, in the Philippine courts, to pursue obtaining the shares held in escrow in connection with the Company’s purchase of Qinteraction, and have also asserted claims for additional money. The Company believes that any ultimate liability surrounding these claims, if any, will not have a material impact on its financial position or results of operations. See Item 1A— “Risk Factors” for additional discussion of the litigation and regulatory risks facing our Company.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol “RMKR”. The following table lists the high and low sale prices for our common stock as reported on Nasdaq for each full quarterly period within the two most recent fiscal years.

	Q1	Q2	Q3	Q4
2010
High	$1.74	$1.71	$1.84	$1.45
Low	$0.87	$0.91	$0.91	$1.07
2009
High	$1.35	$1.65	$1.83	$1.55
Low	$0.47	$0.58	$1.08	$1.19

As of March 2, 2011, we had approximately 145 common stockholders of record. On March 2, 2011, the last reported sale price of our common stock on the Nasdaq Global Market was $1.32 per share.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, covenants in our Credit Facility described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” limit our ability to pay cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,130,494	$2.25	86,806
Equity compensation plans not approved by security holders	—	—	—
Total	3,130,494	$2.25	86,806

Stock Repurchase Plan

In July 2008, the Company’s Board of Directors approved a Stock Repurchase Program (the “Program”) authorizing the repurchase of up to $3 million of its common stock. Under the Program, shares were repurchased from time to time in open market transactions at prevailing market prices. The timing and actual number of shares purchased depended on a variety of factors, such as price, corporate and regulatory requirements, and market conditions. Repurchases under the Program were made using the Company’s available cash or borrowings. The Program initially had a one-year term and could be commenced, suspended or terminated at any time, or from time-to-time, at management’s discretion without prior notice. In May 2009, the Company’s Board of Directors approved extending the Program through January 31, 2010, and on December 3, 2009, the Company’s Board of Directors approved extending the Program through July 31, 2010. During the year ended December 31, 2010, we purchased 79,237 shares at a cost of approximately $98,000 or an average cost of $1.24 per share. Since inception of the Program, we have purchased 726,045 shares at a cost of approximately

$1,020,000 or an average cost of $1.40 per share. The Program was not extended beyond July 31, 2010 and is no longer in effect.

During the twelve months ended December 31, 2010, the Company had restricted stock awards that vested. The Company is required to withhold income taxes at statutory rates based on the closing market value of the vested shares on the date of vesting. The Company offers employees the ability to have vested shares withheld by the Company in an amount equal to the amount of taxes to be withheld. Based on this, the Company purchased 356,931 shares during the twelve months ended December 31, 2010, with a cost of approximately $455,000 from employees to cover federal and state taxes due.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 72A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events and/or future results of operations may differ materially from those contemplated by such forward-looking statements, as a result of the factors described herein, and in the documents incorporated herein by reference, including those factors described under Item 1A—“Risk Factors.”

Overview

We are a leading global provider of cloud-based B2B selling solutions that are designed to drive higher customer acquisition, renewals, subscriptions and education sales for our clients and their channel partners. We have developed an integrated solution, the Rainmaker Revenue Delivery PlatformSM, that combines proprietary, on-demand application software and advanced analytics with expert sales and marketing execution services, which can include marketing strategy development, websites, e-commerce portal creation and hosting, both inbound and outbound e-mail, direct mail, chat and telesales services. Our Revenue Delivery Platform combines (1) our proprietary technology platform, including hosted application software, (2) our proprietary database of corporate buyers of technology products and services, (3) our data development and analytics services and (4) our sales and marketing execution services. We are headquartered in Silicon Valley in Campbell, California, and have additional operations in or near Austin, Texas, Manila, Philippines, London, England and Paris, France. While we exited our Canadian call center facility in September 2010, we continue to maintain some telesales representatives in Canada. Our current clients consist primarily of large enterprises operating in the computer hardware and software, telecom and financial services industries.

Our strategy for long-term, sustained growth is to maintain and improve our position as a leading global provider of integrated sales and marketing solutions. Key elements of our strategy include continuing to enhance the execution of our service offerings to generate more revenue for our existing clients thereby increasing our revenue, continuing to seek cross-selling opportunities to increase the range of services provided to our approximately 80 existing clients, expanding our offerings to address international opportunities, signing new clients, continuing to identify new services and capabilities that enhance or complement our Revenue Delivery Platform and selectively pursuing strategic acquisitions.

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

In January 2007, we acquired CAS Systems to provide additional complementary lead development functionality, customers, execution expertise and an international presence with its location near Montreal, Canada. In July 2007, we purchased all of the outstanding stock of Qinteraction Limited, which operates an offshore call center located in the Philippines. Qinteraction provides a variety of business solutions including inbound sales and order taking, inbound customer care, outbound telemarketing and lead generation, logistics support, and back-office processing. The nature of these services is highly complementary to our other lead development and contract sales product offerings. In October 2009, we acquired the eCommerce technology of Grow Commerce. Grow Commerce provides hosting of fan club and membership websites that offer monthly subscriptions and the ability for fee-based downloading of music, videos and other items. Additionally, the technology offers the ability to route orders of merchandise for fulfillment. We continued to integrate and leverage the Grow Commerce assets into our eCommerce strategy during the 2010 fiscal year.

In January 2010, we acquired Optima Consulting Partners Limited (“Optima”), a B2B lead development provider with offices then in the United Kingdom, France, and Germany. During 2010, we integrated our European operations into one primary office in the United Kingdom and closed our Canadian call center facility.

On February 5, 2010, we received written notice from Sun Microsystems that they had elected to terminate the Global Inside Sales Program Statement of Work agreement dated March 31, 2009, effective as of February 28, 2010. The notice followed the acquisition of Sun Microsystems by Oracle Corporation and affected the contract sales services that we were performing for Sun. The Global Inside Sales Program services accounted for approximately 13% of our fiscal 2009 annual net revenue. The Global Inside Sales agreement had a minimum term with notice periods to August 31, 2010. We entered into a settlement agreement on March 8, 2010, and received a cash payment of $4,550,000 from Oracle Corporation for the buyout of the Global Inside Sales agreement. The settlement payment was recognized as revenue in the first quarter of 2010. In addition, Oracle agreed to reimburse us $347,000 for employee severance costs related to terminating employees who worked on the Global Inside Sales program. This reimbursement was recognized in payroll and payroll tax expense to offset the employee severance costs.

We reported net revenue of $42.8 million in 2010, representing an 11% decline over the prior year due primarily to customer losses including the loss of Sun Microsystems during 2010. We reported a net loss of $10.0 million for 2010.

Net Revenue

We derive revenue from the following: the sale of service contract renewals, software licenses and subscriptions, and warranties (Contract Sales); from the provision of services related to the development of qualified leads and appointments (Lead Development); from the licensing of our hosted application software platform for our clients’ training sales (Training Sales); and from transaction fees related to the Grow Commerce eCommerce technology.

Service Contract Renewals, Software Licenses and Subscriptions, and Warranty Extensions (Contract Sales).    We sell, on behalf of our clients, service contract renewals, software licenses and subscriptions and warranty extensions. We earn commissions on the sale of these services to our clients’ customers, which we report as our net revenue. We are typically responsible for the complete sales process, including marketing and customer identification and order processing. We also take responsibility for collecting the amount paid by our client’s customer. As a result, when we complete a sale, we record the full amount of the sale on our balance sheet as accounts receivable. We record revenue for the commissions we earn on the transaction, which is based on a fixed percentage of the amount payable by our clients’ customer based on the agreement with our client. We record the difference between the sale amount and our commission as an account payable, representing the amount we will remit to our client according to our payment terms, generally 30 to 60 days from the initial sale. Our clients’ customers pay us by credit card, check or on payment terms which are generally 30 days from sale, and none of our clients’ customers represented more than 10% of our net revenue. Because our revenue from sales of service contract renewals, software licenses and subscriptions, and warranty extensions are commission-based, this revenue can vary significantly. Our agreements with our clients for these services typically have two- to three-year terms, with automatic renewal provisions. These agreements are generally terminable on 90 to 180 days notice by either party.

We also provide hosted application software which enables our clients’ resellers to renew service contracts with end-users directly. In these situations we earn commissions on sales by our clients or their resellers but take no responsibility or credit risk for collection from the end user of the services.

Lead Development.    We provide lead development services to generate, qualify and develop corporate leads, turning these prospects into sales opportunities and qualified appointments for our clients’ field sales forces and for their channel partners. Our agreements with our clients are generally for fixed fees, have terms ranging from three months to one year and require us to provide fixed resources for the term of the contract. Some of our contracts contain performance requirements. For the significant majority of our lead generation agreements, we recognize revenue as our services are provided; for our performance based contracts, we recognize revenue as we meet the performance objectives. To the extent that our clients pay us in advance of the provision of services, we record deferred revenue and recognize the revenue ratably over the contract period. These agreements are generally terminable on 15 to 30 days notice by either party.

Application Software (Training Sales).    We license our hosted application software that our clients use to manage their online and in-person training programs. The licenses are usually for one year terms, and are often paid in advance. These advance payments are recorded as deferred revenue, and recognized ratably over the contract period.

eCommerce.    During 2009, we acquired the eCommerce technology of Grow Commerce along with their existing customer base. Grow Commerce provides hosting of fan club and membership websites that offer monthly subscriptions and the ability for fee-based downloading of music, videos and other items. Additionally, the eCommerce technology offers the ability to route orders of merchandise for fulfillment. We license this hosted eCommerce software on a month-to-month basis to our clients. Clients are typically invoiced at the beginning of each month in advance for their monthly hosting fees for that month and for the media downloads and merchandise orders from the previous month. Payment terms are 30 days from receipt of invoice and we typically recognize revenue when the monthly invoice payments are received. eCommerce revenue is included with our Contract Sales revenue for 2009 and 2010 as the total amount is insignificant for both years.

Gross Margin

Gross margin is calculated as net revenue less the costs associated with selling our clients’ products and services or delivering our services to our clients. Cost of services include compensation costs of sales personnel, sales commissions and bonuses, costs of designing, producing and delivering marketing services, credit card fees, bad debts, and salaries and other personnel expenses related to fee-based activities. Costs of services also include the cost of allocated facility and telephone usage for our telesales representatives as well as other direct costs associated with the delivery of our services. Cost of services related to training sales relates primarily to the cost of personnel to support our hosted application. Most of the costs of services are personnel related and are mostly variable in relation to our net revenue. Bonuses and sales commissions will typically change in proportion to net revenue or profitability. Commission and bonus expense included in gross margin are related to incentives paid to our telesales representatives for incremental sales of our clients’ contracts and leads generated. Our gross margins will fluctuate in the future with changes in our product mix.

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

General and Administrative Expenses

General and administrative expenses include costs associated with the administration of our business and consist primarily of compensation and related costs for administrative personnel, insurance, and legal, audit and other professional fees. Most of these costs relate to personnel, insurance and facilities and are relatively fixed.

Stock-Based Compensation

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. This guidance requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation and amortization of property, equipment and software licenses, and intangible assets. We have completed the acquisition of several businesses in the past five years, and accordingly have been amortizing the intangible assets, other than goodwill, acquired in these transactions. We took a charge to write-down a significant portion of our amortizable intangible assets in the fourth quarter of 2008 and as a result amortization expense decreased significantly in 2009. In January 2010, we purchased Optima adding $243,000 to our amortizable intangible assets. See the discussions below regarding the Goodwill and Other Intangible Assets and the Impairment of Goodwill & Other Intangible Assets.

Interest and Other Expense, Net

Interest and other expense, net reflects income received on cash and cash equivalents, interest expense on leases to secure equipment, software and other financing agreements, foreign currency gains/losses, and other income and expense.

Critical Accounting Policies/Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. Although actual results have historically been reasonably consistent with management’s expectations, future results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Management has discussed the development of our critical accounting policies with the audit committee of the board of directors and has reviewed the disclosures of such policies and management’s estimates in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We disclosed our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Management believes there have been no significant changes during the year ended December 31, 2010.

Use of Estimates

The preparation of the financial statements and related disclosures, in conformity with GAAP, requires us to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The policies that contain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes include:

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients and clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 31, 2010 and 2009, our allowance for potentially uncollectible accounts was $102,000 and $58,000, respectively.

Goodwill and Other Intangible Assets

We completed several acquisitions during the period January 1, 2005 through December 31, 2010. Goodwill represents the excess of the acquisition purchase price over the estimated fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired. In our analysis of goodwill and other intangible assets we apply the guidance of FASB ASC 350-20-35, Intangibles – Goodwill and Other-Subsequent Measurement in determining whether any impairment conditions exist. In our analysis of other finite lived amortizable intangible assets, we apply the guidance of FASB ASC 360-10-35, Property, Plant and Equipment-Subsequent Measurement, in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various technologies, customer relationships and trade names of the businesses we have acquired.

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

In January 2010, we acquired Optima, assigning $1.5 million to goodwill and $243,000 to amortizable intangible assets.

In the 4th quarter of 2009 and again in the 4th quarter of 2010, we performed our annual goodwill impairment evaluation and concluded that our remaining goodwill balance was not impaired. At December 31, 2010, we had approximately $3.8 million in goodwill recorded on our Contract Sales reporting unit and $1.5 million in goodwill recorded on our Rainmaker Europe reporting unit. Based on our analysis performed in the 4th quarter of 2010, the estimated fair values of the Contract Sales and Rainmaker Europe reporting units exceeded their carrying values by more than 20%.

We report segment results in accordance with FASB ASC 280, Segment Reporting. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by detailed information listing revenues by customer and product line, for purposes of making operating decisions and assessing financial performance. Currently the chief operating decision maker does not use product line financial performance as a basis for business operating decisions. Accordingly, the Company has concluded that it has one operating and reportable segment. However, in accordance with FASB ASC 350-20-35, we are required to test goodwill for impairment at the reporting unit level which is an operating segment or one level below an operating segment. Thus, our reporting units for goodwill impairment testing are Contract Sales, Lead Development, Rainmaker Asia and Rainmaker Europe.

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

In the 4th quarter of 2008, in connection with the goodwill impairment testing discussed above, we had to evaluate our other long-lived assets which included amortized intangible assets. Based on this analysis, we determined that the carrying value of our amortizable intangible assets exceeded their fair value based upon the estimated discounted cash flows related to the assets and we recorded impairment charges of approximately $1.1 million related to intangible assets held at the Lead Development reporting unit and approximately $1.1 million related to intangible assets held at the Rainmaker Asia reporting unit.

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

Costs of internal use software are accounted for in accordance with FASB ASC 350-40, Internal Use Software and FASB ASC 350-50, Website Development Costs. This guidance requires that we expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of FASB ASC 350-40 and ASC 350-50 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development, the payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal use computer software and associated interest costs are capitalized. Capitalized costs are amortized using the straight-line method over the shorter of the term of related client agreement, if such development relates to a specific outsource client, or the software’s estimated useful life, ranging from two to five years. Capitalized internal use software and website development costs are included in property and equipment in the accompanying balance sheets.

Income Taxes

We account for income taxes using the liability method. The liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At December 31, 2010 and December 31, 2009, we had gross deferred tax assets of $27.8 million and $25.8 million, respectively. In 2010 and 2009, the deferred tax asset was subject to a 100% valuation allowance and therefore is not recorded on our balance sheet as an asset. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.

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

Our policy for recording interest and penalties related to uncertain tax positions is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in interest and other expense, net, in the statement of operations. There were immaterial amounts accrued for interest and penalties related to uncertain tax positions as of December 31, 2010.

Stock-Based Compensation

FASB ASC 718, Compensation-Stock Compensation, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. This guidance requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statement of operations. See Note 9 for further discussion of this statement and its effects on the financial statements presented herein.

Foreign Currency Translation

During January 2007, we established a Canadian foreign subsidiary and subsequently purchased the Canadian-based assets of CAS Systems. Additionally, in July 2007, we purchased Qinteraction Limited and its Philippine-based subsidiary. In the first quarter of 2009, we established our Rainmaker Europe subsidiary in London, England. In January 2010, we acquired Optima, whose operations are primarily located in the United Kingdom. The functional currency of our foreign subsidiaries was determined to be their respective local currencies (Canadian Dollar, Philippine Peso, and Great Britain Pound). Foreign currency assets and liabilities are translated at the current exchange rates at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the year. The related unrealized gains and losses from foreign currency translation are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity in the consolidated balance sheet and consolidated statement of stockholders’ equity and comprehensive loss. Net gains and losses resulting from foreign exchange transactions are included in interest and other expense, net in the consolidated statement of operations.

Significant Client Concentrations

We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the year ended December 31, 2010, three clients accounted for 10% or more of our net revenue, with Sun Microsystems representing approximately 17% of our net revenue, Hewlett-Packard representing approximately 14% of our net revenue and Symantec representing approximately 12% of our net revenue. In 2009, three clients accounted for 10% or more of our net revenue, with Sun Microsystems representing approximately 22% of our net revenue, Hewlett-Packard representing approximately 16% of our net revenue and Symantec accounting for approximately 10% of our net revenue. In 2008, Hewlett-Packard accounted for approximately 20% of our net revenue and was the only client that accounted for 10% or more of our net revenue.

No individual client’s end-user customer accounted for 10% or more of our net revenue in any period presented.

On February 5, 2010, we received written notice from Sun Microsystems that they had elected to terminate the Global Inside Sales Program Statement of Work agreement dated March 31, 2009, effective as of February 28, 2010. The notice followed the acquisition of Sun Microsystems by Oracle Corporation and affected the contract sales services that we were performing for Sun. The Global Inside Sales Program services accounted for approximately 13% of our fiscal 2009 annual net revenue, The Global Inside Sales agreement had a minimum term with notice periods to August 31, 2010. We entered into a settlement agreement on March 8, 2010, and received a cash payment of $4,550,000 from Oracle Corporation for the buyout of the Global Inside Sales agreement. The settlement payment was recognized as revenue in the first quarter of 2010. In addition, Oracle agreed to reimburse us $347,000 for employee severance costs related to terminating employees who worked on the Global Inside Sales program. This reimbursement was recognized in payroll and payroll tax expense to offset the employee severance costs. A client that provides business process call center services that has been outsourcing its Asia call center activities to us was acquired in December 2010. We are currently in discussions with this client’s new parent company to provide managed call center services for their new facility. This may take affect in the next three to nine months. This is likely to result in some decrease in revenue compared to the outsourced call center services we now provide this client. The outcome of this negotiation is presently unknown. The potential impact on revenue is not determinable at this time. It’s possible that our current agreement with this client could terminate without transitioning to a new managed services arrangement if we are not able to come to mutually agreeable terms. Services to this client accounted for approximately 6% of our 2010 annual net revenue and 8% of our fourth quarter 2010 net revenue.

We have outsourced services agreements with our clients that expire at various dates ranging through June 2012. Our agreements with Hewlett-Packard, a significant client, expire at various dates from October 2011 through May 2012, and can generally be terminated prior to expiration with ninety days notice. Our agreements with Symantec, a significant client, expire at various dates from May 2011 through June 2012, and can generally be terminated prior to expiration with ninety days notice.

We expect that a substantial portion of our net revenue will continue to be concentrated among a few significant clients. In addition, our technology clients operate in industries that are experiencing consolidation, which may reduce the number of our existing and potential clients.

Related Party Transactions

We made purchases of computer equipment and services from several vendors including Hewlett-Packard, one of our largest clients that contributed 10% or more of our net revenue for the year ended December 31, 2010. During the years ended December 31, 2010, 2009 and 2008, we purchased equipment from Hewlett-Packard for approximately $122,000, $53,000 and $217,000, respectively. We did not have any purchases from Sun Microsystems or Symantec during the years ended December 31, 2010, 2009 and 2008, other than cost of sales transactions for our contract sales program with Symantec.

The Chairman of our board of directors also serves on the board of Saama Technologies, a technology services firm. During the year ended December 31, 2010, we paid Saama Technologies approximately $11,000 for technology services. In 2009 and 2008, we paid Saama Technologies approximately $170,000 and $290,000, respectively, for technology services. We may continue to utilize their services and may expand the scope of Saama Technologies’ engagement.

In October 2007, we closed an OEM licensing agreement with Market2Lead, Inc. (“Market2Lead”), a software-as-a-service provider of business to business automated marketing solutions, to further enhance Rainmaker’s on-demand marketing automation application. In connection with this agreement, Rainmaker provided Market2Lead with growth financing of $2.5 million in secured convertible and term debt. During the years ended December 31, 2009 and 2008, we paid Market2Lead approximately $94,000 and $264,000, respectively, for marketing services. We did not utilize their services in 2010.

Results of Operations

The following table presents, for the periods given, selected financial data as a percentage of our net revenue.

	Year Ended December 31,
	2010	2009	2008
Net revenue	100.0%	100.0%	100.0%
Costs of services	55.8	55.2	59.3

Gross margin	44.2	44.8	40.7

Operating expenses:
Sales and marketing	8.7	9.2	11.9
Technology and development	21.4	21.7	22.8
General and administrative	23.6	19.0	19.1
Depreciation and amortization	11.2	11.7	11.7
Gain on fair value re-measurement	(0.4)	—	—
Impairment of goodwill & other intangible assets	—	—	20.7

Total operating expenses	64.5	61.6	86.2

Operating loss	(20.3)	(16.8)	(45.5)
Interest and other expense, net	(2.3)	(0.2)	(0.1)

Loss before income tax expense	(22.6)	(17.0)	(45.6)
Income tax expense	0.7	0.4	0.5

Net loss	(23.3)%	(17.4)%	(46.1)%

Comparison of Years Ended December 31, 2010 and 2009

Net Revenue.    Net revenue decreased $5.0 million, or 11%, to $42.8 million in the year ended December 31, 2010, as compared to the year ended December 31, 2009. The following table shows the change in net revenue by product line between the periods (in thousands):

	Year Ended December 31,
	2010	2009	$ Change	% Change
Contract sales	$21,066	$24,953	$(3,887)	(16)%
Lead development	17,884	18,456	(572)	(3)%
Training sales	3,818	4,385	(567)	(13)%

Total	$42,768	$47,794	$(5,026)	(11)%

Net revenue from our contract sales product line decreased compared to the prior year as customer losses of approximately $3.6 million and lower contract sales net revenue with Hewlett-Packard of approximately $1.7 million exceeded net revenue growth from existing and new customers. Lead development product line net revenue declined predominantly from decreases in net revenues from existing U.S. clients, including Sun Microsystems, as they reduced their marketing budgets or canceled programs during the year, offset partially by increased sales in Asia and Europe. The acquisition of Optima in the first quarter of 2010 contributed approximately $2.0 million in lead development product line net revenue during the year ended December 31, 2010. Net revenue from our training sales product line declined as compared to the prior year due to customer attrition.

Costs of Services and Gross Margin.    Costs of services decreased $2.5 million, or 10%, to $23.9 million in the year ended December 31, 2010, as compared to the 2009 comparative period. The decrease is attributable primarily to reductions in our telesales workforce and is in line with the decline in net revenue. Our gross margin percentage decreased to 44% in the year ended December 31, 2010 as compared to 45% for the year ended December 31, 2009 primarily as a result of a shift in the mix of our business from contract sales to lead development, which has a lower gross margin percentage. Our contract sales product line decreased to 49% of total net revenue for the year ended December 31, 2010, as compared to 52% of total net revenue in the 2009 comparable period. Revenue from our lead development product line increased to 42% of total net revenue for the year ended December 31, 2010, as compared to 39% of total net revenue in the 2009 comparable period. Revenue from our training sales product line remained flat at approximately 9% of total net revenue in 2010 and in the 2009 comparable period. We estimate that gross margin will fluctuate during 2011 depending on the volume of net revenue and based on the revenue mix.

Sales and Marketing Expenses.    Sales and marketing expenses decreased $663,000, or 15%, to $3.7 million in the year ended December 31, 2010, as compared to the 2009 comparative period. The decrease is primarily due to approximately $658,000 decrease in overall personnel costs due to reductions in sales and marketing staff and decreased commissions from reductions in sales. We expect sales and marketing expenses to increase in 2011 as compared to 2010 as we hired a new senior vice president of sales and marketing with an e-commerce and software industry background to increase our sales and marketing effort to reach more clients and drive higher revenue growth.

Technology and Development Expenses.    Technology and development expenses decreased $1.2 million, or 12%, to $9.2 million during the year ended December 31, 2010, as compared to the 2009 comparative period. The decrease is primarily attributable to our focus in 2010 on developing our eCommerce and training platforms that will benefit future periods resulting in a $1.4 million increase in capitalized development costs partially offset by a $300,000 increase in fees paid to outside consultants. We expect technology and development expenses to decrease in 2011 as compared to 2010 as we continue to reduce spending due to the challenging macroeconomic environment.

General and Administrative Expenses.    General and administrative expenses increased $979,000, or 11%, to $10.1 million during the year ended December 31, 2010, as compared to the year ended December 31, 2009. The increase was primarily due to approximately $568,000 in costs to exit our Montreal facility, $438,000 in higher stock compensation charges, and $292,000 in costs due to the acquisition of Optima offset partially by cost savings initiatives. We expect general and administrative expenses to decrease in 2011 as compared to 2010 as we continue to reduce spending.

Depreciation and Amortization Expenses.    Depreciation and amortization expenses decreased $777,000, or 14%, to $4.8 million for the year ended December 31, 2010, as compared to the 2009 period. Depreciation expense decreased due to a smaller asset base for facility and equipment in the U.S. and Canada. Amortization of intangible assets decreased by approximately $362,000 in the 2010 period due primarily to the completion of amortization on the ViewCentral assets, partially offset by amortization of intangibles resulting from the Optima acquisition which occurred in January 2010. We expect depreciation and amortization expense to increase during 2011 as compared to 2010 as a result of capital expenditures during 2010 and planned capital expenditures during 2011.

Gain on Fair Value Re-measurement.    During the year ended December 31, 2010, the Company reduced the fair value of the contingent consideration liability related to Optima by $190,000 and recorded a corresponding gain on re-measurement of this liability for the 2010 earnout component based on performance to date and projections of performance through 2011.

Interest and Other Expense, Net.    The components of interest and other expense, net are as follows (in thousands):

	Year Ended December 31,
	2010	2009	Change
Interest income	$37	$93	$(56)
Interest expense	(239)	(220)	(19)
Currency transaction gain (loss)	(53)	41	(94)
Write-down of investment	(740)	—	(740)

	$(995)	$(86)	$(909)

The decrease in interest income is partially attributable to our decrease in cash from $15.1 million as of December 31, 2009 to $12.2 million at December 31, 2010 as we had historically invested the net proceeds received from our follow-on offering of common stock in April 2007 in interest bearing deposit accounts. The receipt of payment in full of an interest bearing note during 2010 also contributed to the decline in interest income.

Interest expense was relatively flat for the year ended December 31, 2010, as compared to the 2009 period as there were no significant changes to interest rates on our debt or average debt balances in 2010 as incremental and new borrowings did not occur until late in 2010.

Currency transaction gain (loss) is primarily due to the fluctuation of currency exchange rates among the U.S. Dollar, the Philippine Peso, the British Pound and the Euro. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.

In May 2010, we received payment from Market2Lead for the $1,250,000 in remaining term debt plus accrued interest of approximately $170,000 in connection with the acquisition of Market2Lead by a third party. In connection with this acquisition, we wrote-off the carrying value of our minority equity investment of $740,000 in this company. We no longer carry any values on our balance sheet related to Market2Lead.

Income Tax Expense.    Income tax expense increased $74,000, or 36%, to $279,000 for the year ended December 31, 2010, as compared to the year ended December 31, 2009. Even though we incurred book and tax losses over the last three years, we have not recorded any deferred tax benefits for such losses due to management’s assessment that deferred tax assets are not more than likely to be realized in the future. Therefore, we recorded no deferred tax benefits for the losses. Our income tax expense for the year ended December 31, 2010, primarily consists of estimates of foreign taxes, which include, but are not limited to, gross income taxes from one of our foreign subsidiaries, and certain state minimum and franchise taxes which are also determined largely based on gross income rather than net loss.

Comparison of Years Ended December 31, 2009 and 2008

Net Revenue.    Net revenue decreased $18.5 million, or 28%, to $47.8 million in the year ended December 31, 2009, as compared to the year ended December 31, 2008. The following table shows the change in net revenue by product line between the periods (in thousands):

	Year Ended December 31,
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

Costs of Services and Gross Margin.    Costs of services decreased $13.0 million, or 33%, to $26.4 million in the year ended December 31, 2009, as compared to the 2008 comparative period. The decrease was attributable primarily to reductions in telesales workforce related to declining sales from our contract sales and lead development product lines. Our gross margin percentage increased to 45% in the year ended December 31, 2009 as compared to 41% for the year ended December 31, 2008 primarily as a result of the $1.4 million one-time settlement payment received in the quarter ended September 30, 2009, a shift in the mix of our business from lead development to contract sales and lower costs as a result of cost reduction activities reducing our facilities and workforce. Our contract sales product line increased to 52% of total net revenue for the year ended December 31, 2009, as compared to 39% of total net revenue in the 2008 comparable period. Revenue from our lead development product line decreased to approximately 39% of total net revenue for the year ended December 31, 2009, as compared to 55% of total net revenue in the 2008 comparable period. Revenue from our training sales product line increased to approximately 9% of total net revenue in 2009 as compared to 6% in the 2008 comparable period.

Sales and Marketing Expenses.    Sales and marketing expenses decreased $3.5 million, or 44%, to $4.4 million in the year ended December 31, 2009, as compared to the 2008 comparative period. The decrease was primarily due to approximately $2.6 million in decreased personnel costs due to decreases in sales and marketing staffing, decreased commissions from reductions in sales, and decreases in recruiting and relocation costs. Additionally, marketing costs decreased approximately $285,000 and consulting and outsourced services fees decreased approximately $240,000 due to reduced project spending related to corporate website development, and travel costs decreased approximately $201,000 due to corporate initiatives put in place to reduce these expenses.

Technology and Development Expenses.    Technology and development expenses decreased $4.8 million, or 32%, to $10.4 million during the year ended December 31, 2009, as compared to the 2008 comparative period.

The decrease was primarily attributable to an approximately $2.0 million reduction in fees paid to outside consultants and service providers as a result of reduced usage of these services, decreases in personnel costs of approximately $2.5 million, and decreased travel and entertainment costs of approximately $281,000 due to the reduction in our workforce.

General and Administrative Expenses. General and administrative expenses decreased $3.6 million, or 28%, to $9.1 million during the year ended December 31, 2009, as compared to the year ended December 31, 2008. The decrease was primarily due to approximately $2.8 million in decreased personnel costs related to the reduction in our workforce during 2008 and 2009. We also reduced travel and entertainment expenses approximately $236,000. Rent decreased approximately $716,000 during the year ended December 31, 2009, due primarily to our reduction in office space in the Philippines and in Austin. Legal and professional fees decreased approximately $373,000 during the 2009 period as compared to the prior year due primarily to litigation settled during the 2009 fiscal year.

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

Interest and Other Expense, Net.    The components of interest and other expense, net are as follows (in thousands):

	Year Ended December 31,
	2009	2008	Change
Interest income	$93	$865	$(772)
Interest expense	(220)	(112)	(108)
Currency transaction gain (loss)	41	96	(55)
Write-down of investment	—	(749)	749
Other	—	(134)	134

	$(86)	$(34)	$(52)

The decrease in interest income was primarily attributable to our decrease in cash from $20.0 million as of December 31, 2008 to $15.1 million at December 31, 2009 as we had historically invested the net proceeds received from our follow-on offering of common stock in April 2007 in interest bearing deposit accounts. Interest expense was the result of interest incurred on the notes payable issued with the purchase of the assets of CAS Systems and interest incurred on the Bridge Bank Equipment Sub-facility portion of our Revolving Line of Credit which converted to term debt at a minimum interest rate of 6% in January 2009. We made principal payments on the CAS Systems loan and the Bridge Bank loan during the year ended December 31, 2009.

The currency transaction gain (loss) is primarily due to the fluctuation of currency exchange rates on a note payable to a third party denominated in United States dollars that is owed by our Canadian subsidiary in connection with our acquisition of CAS Systems.

Income Tax Expense.    Income tax expense decreased $130,000, or 39%, to $205,000 for the year ended December 31, 2009, as compared to the year ended December 31, 2008. Even though we incurred book and tax losses over the last two years, we have not recorded any deferred tax benefits for such losses due to management’s assessment that deferred tax assets are not more than likely to be realized in the future. Therefore, we recorded no deferred tax benefits for the losses. Our income tax expense for the year ended December 31, 2009, primarily consists of estimates of foreign taxes, which included, but were not limited to, gross income taxes from one of our foreign subsidiaries, and certain state minimum and franchise taxes which were determined largely based on gross income rather than net loss.

Liquidity and Sources of Capital

Cash used in operating activities for the year ended December 31, 2010 of $982,000 was primarily the result of a net loss totaling $10.0 million largely offset by non-cash charges. Significant non-cash charges included $4.8 million for depreciation and amortization of property and intangibles, $3.0 million for stock-based compensation charges, $740,000 for the write-down of a minority equity investment and a $226,000 provision for allowance for doubtful accounts.

Cash used in operating activities for the year ended December 31, 2009 was $990,000. Cash used in operating activities for the year ended December 31, 2009 was primarily the result of a net loss totaling $8.3 million, changes in operating assets and liabilities that accounted for $799,000 of the decrease and the credit for the recovery of allowance for doubtful accounts that totaled $311,000. These decreases were almost entirely offset by non-cash expenditures for depreciation and amortization of property and intangibles of $5.6 million, stock-based compensation charges of $2.5 million, and the loss on disposal of fixed assets of $343,000.

Our net change in operating assets and liabilities during 2010 was $396,000, the largest components of which are in accounts receivable and accounts payable. When we sell a service or maintenance contract for a client, we record the sales price of the contract to the client’s customer as our receivable and also record our payable to the client for our cost of the contract, which is effectively the same amount less our compensation for obtaining the contract for our client. For this reason, our accounts payable includes amounts due to our clients for service and maintenance contracts we sold on their behalf. Accounts payable therefore decreases in relation to our decreased sales of service contracts on behalf of our clients.

Accounts receivable decreased at December 31, 2010 as compared to December 31, 2009 as a result of lower overall sales during 2010 as compared to 2009. Our days sales outstanding, or DSO, increased to 37 days at December 31, 2010 as compared to 31 days at December 31, 2009. Since we record the gross billing to the end customer of our contract sales clients in our accounts receivable, we calculate DSO based on our ability to collect those gross billings from the end customers. We record revenue based on the net commission we retain.

Cash used in investing activities was $2.6 million in the year ended December 31, 2010, as compared to cash used in investing activities of $1.1 million in the year ended December 31, 2009. The change is primarily the result of increases in capital expenditures of $1.7 million in the year ended December 31, 2010, as compared to the year ended December 31, 2009. Our restricted cash balance increased approximately $75,000 in the year ended December 31, 2010, as compared to a decrease of $929,000 in the restricted cash balance for the year ended December 31, 2009. Restricted cash represents the reserve for the refund due for non-service payments inadvertently paid to the Company by our clients’ customers instead of paid directly to the Company’s clients. At the time of cash receipt, the Company records a current liability for the amount of non-service payments received. The increase in restricted cash represents the increase of our balance of refunds due to customers. In January 2010, we used $492,000 in cash, along with shares of our stock and debt, to acquire Optima as described below. In October 2009, we used $510,000 in cash to acquire certain assets of Grow Commerce. The remaining $90,000 pertaining to the acquisition of Grow Commerce was held back by the Company and paid on October 7, 2010. That payment was subject to potential offsets to secure certain customary indemnity obligations under the purchase agreement. In May 2010, we received payment from Market2Lead for a $1,250,000 note receivable in connection with the acquisition of Market2Lead by a third party.

Cash provided by financing activities was approximately $519,000 in the year ended December 31, 2010, as compared to cash used in financing activities of $2.7 million in the year ended December 31, 2009. Cash provided by financing activities in 2010 was primarily a result of net borrowings under new and existing credit agreements of $3.2 million partly offset by scheduled principal payments on our credit facility of $1.1 million, the repayment of other notes payable of $784,000, including the final payment of $666,000 for the CAS notes payable, and the repayment of our capital lease obligations of $240,000. We also purchased $455,000 of treasury stock from employees for shares withheld for income taxes payable on restricted stock awards vested during

2010 and purchased $98,000 of treasury stock under our company announced share repurchase plan. Additionally in 2010, we received approximately $18,000 from the exercise of stock options during the period.

Cash used in financing activities in 2009 was primarily a result of principal payments of $1.7 million on our term loans and CAS Systems notes, payments on our capital lease obligations of $226,000, purchases of treasury stock under our Company announced share repurchase plans of $410,000, and purchases of $372,000 of treasury stock from employees for shares withheld for income taxes payable on restricted stock awards vested during 2009. Additionally in 2009, we received approximately $8,000 from the exercise of stock options during the period and $3,000 from the purchase of shares in our Employee Stock Purchase Program.

Our principal source of liquidity as of December 31, 2010 consisted of $12.2 million of cash and cash equivalents and approximately $3.0 million available for borrowing under our Credit Facility subject to borrowing base requirements. We anticipate that our existing capital resources will enable us to maintain our current level of operations and our planned capital expenditures for at least the next twelve months. We expect we will need to raise additional funds over the next twelve months to meet our planned growth objectives. If we are unable to raise additional funds, our planned growth objectives may be limited, and we may need to reduce the size of our operations.

On January 29, 2010, we completed a stock purchase agreement with the shareholders of Optima. Under the terms of the acquisition, we paid $492,000 cash at closing and we issued 480,000 shares of Rainmaker common stock valued at approximately $701,000. Such shares are initially subject to a contractual prohibition of sale. Additionally, we entered into a promissory note for $350,000 payable in two installments, with $200,000 plus accrued interest due eighteen months from the closing date and $150,000 plus accrued interest due twenty four months from the closing date. The agreement also provides for two potential additional payments of $375,000 each in a combination of stock and/or cash contingent on certain performance metrics in fiscal 2010 and fiscal 2011, and subject to post closing conditions. The fair value of the potential additional payments was derived using Company estimates (Level 3 inputs) of a 50% probability of achievement. The 2010 achievement level was not met. Accordingly, the Company reduced the fair value of the contingent consideration liability by $190,000 and recorded a corresponding gain on re-measurement of this liability within operating expenses.

On January 29, 2010, we borrowed $1.7 million from the term loan line of our Credit Facility. Approximately $1.2 million was used to cover the CAS Systems note payment and the cash payment in the Optima acquisition both of which are mentioned above. The remaining portion was used for general corporate working capital. On December 31, 2010, we borrowed an additional $500,000 from the term loan line of our Credit Facility. We expect these proceeds to be used for general corporate working capital.

In October 2010, we entered into a business loan agreement with HSBC Bank (the “Loan Line Facility”). The Loan Line Facility provides borrowing availability up to a maximum of $630,000 secured by a Standby Documentary Credit and matures in October 2011. Interest rates are based on prevailing rates at the time of drawdown and may be revised periodically with advance notice. Current interest rates are 3.45% and 3.795% and will be revised in March 2011. Interest payments are due at the end of every interest rate revision term or payment of principal. Proceeds from this loan are used to fund our general operations located in the Philippines.

On November 25, 2010, our subsidiary, Rainmaker EMEA Limited (formerly Optima), established an overdraft facility with Barclays Bank in the amount of £247,500 Great Britain Pounds, or $383,000 based on the exchange rate at December 31 2010. At December 31, 2010, we had borrowed $356,000 under this facility and used these proceeds to repay the remaining balance on the existing note payable to Barclays Bank that we assumed as part of the Optima acquisition and for the general working capital needs of our Rainmaker Europe operation.

On February 5, 2010, we received written notice from Sun Microsystems that they had elected to terminate the Global Inside Sales Program Statement of Work agreement dated March 31, 2009, effective as of February 28, 2010. The notice followed the acquisition of Sun Microsystems by Oracle Corporation and affected the contract sales services that we were performing for Sun. The Global Inside Sales Program services accounted for approximately 13% of our fiscal 2009 annual net revenue. The Global Inside Sales agreement had a minimum term with notice periods to August 31, 2010. We entered into a settlement agreement on March 8, 2010, and received a cash payment of $4,550,000 from Oracle Corporation for the buyout of the Global Inside Sales agreement. The settlement payment was recognized as revenue in the first quarter of 2010. In addition, Oracle agreed to reimburse us $347,000 for employee severance costs related to terminating employees who worked on the Global Inside Sales program. This reimbursement was recognized in payroll and payroll tax expense to offset the employee severance costs.

On January 28, 2011, we filed a form S-3 registration statement and on February 18, 2011, we filed a form S-3/A amended registration statement for the potential issuance of up to $15 million of securities in the form of our common stock, preferred stock, warrants, units, and/or debt securities, subject to SEC rules limiting any issuance under such registration statement to one-third of our nonaffiliate market capitalization (“public float”) over any period of 12 calendar months for so long as our public float is less than $75 million. We may choose any combination of such securities depending on the market conditions at the time of issuance, if any.

Credit Arrangements

In September 2010, we executed further amendments to our existing business loan agreement and commercial security agreement with Bridge Bank (the “Credit Facility”). The amendments renewed the facility for an additional 14 months to December 10, 2011. In addition, the amendments added a new $500,000 term loan sub-facility which could be used for borrowings until December 31, 2010. The maximum amount of revolving credit available to the Company remains at $6 million, subject to a borrowing base, and includes a $1.0 million existing sub-facility for standby letters of credit, a $2.8 million existing term loan sub-facility and the new $500,000 term loan sub-facility. The interest rate per annum for revolving advances under the Credit Facility is equal to the greater of (i) 3.5%, or (ii) one quarter of one percent (0.25%) above the prime lending rate, currently at 3.25% as of December 31, 2010. The interest rate per annum for advances under the term-loan sub-facilities is equal to a fixed rate of 6.0%. As of December 31, 2010, the company had $3.0 million outstanding under the term loan sub-facilities, as the Company borrowed the $500,000 allowed under the new term loan sub-facility on December 31, 2010, and had two undrawn letters of credit outstanding under the Credit Facility in the face amounts of $100,000 US dollars and £250,000 Great Britain Pounds (approximately $387,000 US dollars at the December 31, 2010 exchange rate). All term loan sub-facility advances outstanding as of December 31, 2010 were re-amortized, and will be payable in twenty seven (27) equal monthly installments of approximately $112,000, beginning on January 10, 2011, and continuing on the same day of each month thereafter through March 31, 2013, at which time all amounts owed, if any, shall be immediately due and payable.

The amended Credit Facility is secured by substantially all of Rainmaker’s consolidated assets including intellectual property. Rainmaker must comply with certain financial covenants, including not incurring a quarterly non-GAAP profit or loss negatively exceeding by more than 10% the amount of the non-GAAP profit or loss recited in the Company’s operating plan approved by Bridge Bank, and maintaining unrestricted cash with Bridge Bank equal to the greater of $2.0 million or the aggregate principal amount of the indebtedness from time to time outstanding with Bridge Bank plus $500,000.

The Credit Facility contains customary covenants that will, subject to limited exceptions, require Bridge Bank’s approval to, among other things, (i) create liens; (ii) make annual capital expenditures above a certain level; (iii) pay cash dividends; and (iv) merge or consolidate with another company above a certain amount of total consideration. The Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Credit Facility.

For the three months ended March 31, 2010 and June 30, 2010, we did not meet the performance to plan financial covenant as our quarterly non-GAAP loss exceeded by 10% the amount of non-GAAP loss in our operating plan approved by Bridge Bank for our first and second quarters’ results of operations. We received a waiver from Bridge Bank for the violation of this covenant for the three months ended March 31, 2010 and June 30, 2010. For the three months ended September 30, 2010 and December 31, 2010, we met this performance to plan financial covenant.

On January 29, 2010, we entered into and closed a stock purchase agreement for Optima. In accordance with this agreement, we entered into a note payable for $350,000 payable in two installments with $200,000 plus accrued interest due eighteen months from the closing date and $150,000 plus accrued interest due twenty four months after the closing date, subject to post-closing conditions. The interest rate on the note payable is 0.4% per year and we have recorded the present value of the note payable, discounted over 2 years at a rate of 6.2%. Additionally, in connection with the Optima acquisition, we assumed an existing note payable to Barclays Bank in the amount of £78,000 Great Britain Pounds (“GBP”) or approximately $120,000 as of the closing date of the acquisition. This note was repaid during 2010.

Off-Balance Sheet Arrangements

Leases

As of December 31, 2010, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2013. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and upfront cash flow related to purchasing the assets.

In October 2009, we executed a second amendment to the operating lease for our corporate headquarters in Campbell, California to reduce our lease cost. Under this amendment, we reduced the amount of space that we lease by 6,719 square feet to 16,430 square feet starting October 1, 2009, and reduced our lease cost per square foot by approximately 18%. We obtained a first right of refusal to the reduced space (6,719 square feet). The lease term originally began on November 1, 2005 and, after the first amendment, was set to end on January 31, 2010. Under this second amendment, the lease will expire on January 31, 2013. Annual gross rent under the amended lease was approximately $227,000 in the first year of the lease which ended September 30, 2010, and the base rent will increase by approximately 5% each year thereafter for the remaining term expiring January 31, 2013. In addition, we will continue to pay our proportionate share of operating costs, maintenance on some of the common areas and taxes based on our occupancy. The original letter of credit issued to the landlord in the amount of $100,000 for a security deposit remains in place.

In September 2010, we extended an existing lease in Austin, Texas on approximately 21,388 square feet of space for a term of 12 months through December 31, 2011. Annual rent in the facility will approximate $208,000, or $17,000 monthly. Additionally, we pay our proportionate share of maintenance on some of the common areas in the business park.

On September 24, 2008, we entered into an agreement to lease approximately 20,000 square feet of space and moved our Canadian operations to this new location which is close to Montreal. The lease has a minimum term of three years and commenced on January 1, 2009. Annual gross rent is $400,000 Canadian dollars for the initial 3 year term. Based on the exchange rate at December 31, 2010, annual rent is approximately $400,000 U.S. dollars. Additionally, Rainmaker is responsible for its proportionate share of utilities, taxes and other common area maintenance charges during the lease term. We exited our Canadian call center facility in September 2010 and took a restructuring charge for this lease commitment of $416,000, a write off of certain leasehold improvements of $106,000 and other facility costs of $46,000. We are actively working to sublease the facility through the end of our lease term of December 31, 2011.

With our acquisition of Qinteraction, we assumed existing lease obligations at their Manila, Philippines offices. We assumed two office space leases and a parking lease. We occupy approximately 40,280 square feet on three floors in the BPI building in Manila. Our current lease for this space commenced on April 1, 2008, has a five-year term and terminates on March 31, 2013. Based on the exchange rate at December 31, 2010, our annual base rent will escalate from approximately $673,000 for the twelve months ending December 31, 2011 to

$727,000 for the 2012 calendar year, the final full year of the lease that ends in March 2013. Our parking lease began in March 2006, has a five-year term and terminates in March 2011. Based on the exchange rate at December 31, 2010, our annual base rent on this lease is approximately $14,000. To accommodate growth in our call center business, we expanded our facilities in the Philippines by entering into a lease commencing on May 1, 2010 to occupy approximately 15,850 square feet on the 4th floor of the Alphaland Southgate Tower in Manila. The lease has a 3 year term and terminates on April 30, 2013. Based on the exchange rate at December 31, 2010, our annual base rent will escalate from approximately $254,000 for the twelve months ending December 31, 2011 to $287,000 for the 2012 calendar year, the final full year of the lease that ends in April 2013.

With our acquisition of Optima in January 2010, we assumed office leases in the United Kingdom, where we have call center and sales operations, in France where we have a small call center, and in Munich and Frankfurt, Germany where we had sales operations. In the first quarter of 2010, we consolidated our existing Rainmaker Europe operations in the United Kingdom into Optima’s office and terminated our existing month-to-month lease in London effective March 31, 2010. In the United Kingdom, we have leased space in Godalming outside of London. This lease commenced in November 2009, has a 3 year term and terminates in October 2012. In October 2010, we expanded the amount of space that we lease under this agreement to accommodate growth. Combined annual base rent for this facility is £134,000 Great Britain Pounds. Based on the exchange rate at December 31, 2010, annual rent is approximately $207,000 in U.S. dollars. We maintain a month-to-month lease located in Paris, France with monthly rent of €1,770 Euros or $2,300. We terminated our month-to-month leases in Munich and Frankfurt, Germany during July 2010.

Rent expense, net of sub-lease income, under operating lease agreements during the years ended December 31, 2010, 2009 and 2008 was $2.1 million, $1.8 million and $2.5 million, respectively. 2010 rent expense includes $416,000 as a result of the recording of the estimated rent expense related to the Montreal office closure. There was no sublease income in 2010. The 2009 rent expense was net of approximately $56,000 in sublease income from our Austin property. The 2008 rent expense included approximately $227,000 as a result of the recording of the estimated rent expense related to the Oakland office closure and was net of approximately $125,000 in sublease income from our Austin property.

Guarantees

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. The letter of credit was issued under the Credit Facility described above. As of December 31, 2010, no amounts had been drawn against the letter of credit.

In December 2010, we issued an irrevocable standby letter of credit in the amount of £250,000 Great Britain Pounds, or $387,000 based on the exchange rates as of December 31, 2010, to Barclays Bank. The letter of credit was issued under the Credit Facility described above. As of December 31, 2010, no amounts had been drawn against the letter of credit.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of December 31, 2010 and 2009.

Contractual Obligations

Capital Leases

In March 2008, we entered into a 3-year software licensing agreement with Microsoft GP. In accordance with the terms of the agreement, we paid three annual installments of approximately $254,000 beginning in April 2008 for the licensing rights to use certain Microsoft software. We made the final payment on this lease in the first quarter of 2010.

Credit Facility

In September 2010, we executed further amendments to our Credit Facility. The latest amendment extends the maturity date of the Credit Facility to December 10, 2011. The maximum amount of revolving credit available to the company remains at $6 million, subject to a borrowing base, and includes a $1 million existing sub-facility for standby letters of credit, a $2.8 million existing term loan sub-facility and a new $500,000 term loan sub-facility. The interest rate per annum for revolving advances under the Credit Facility is equal to the greater of (i) 3.5%, or (ii) one quarter of one percent (0.25%) above the prime lending rate, currently at 3.25%. The interest rate per annum for advances under the term loan sub-facilities is equal to a fixed rate of 6.0%. As of December 31, 2010, the company had $3.0 million outstanding under the term loan sub-facilities and had two undrawn letters of credit outstanding under the Credit Facility in the aggregate face amount of $487,000. All existing term loan sub-facility advances together with all new term loan advances outstanding on December 31 2010 were re-amortized, and shall be payable in twenty seven (27) equal monthly installments of approximately $112,000, beginning on January 10, 2011, and continuing on the same day of each month thereafter through March 31, 2013, at which time all amounts owed, if any, will be immediately due and payable.

On January 29, 2010, we borrowed $1.7 million from the term loan line of our Credit Facility. Approximately $1.2 million was used to cover the CAS Systems note payment and the cash payment in the Optima acquisition both of which are mentioned herein. The remaining portion was used for general corporate working capital. On December 31, 2010, we borrowed an additional $500,000 from the new term loan line of our Credit Facility. We expect these proceeds to be used for general corporate working capital.

Loan Line Facility

In October 2010, we entered into a business loan agreement with HSBC Bank (the “Loan Line Facility”). The Loan Line Facility provides borrowing availability up to a maximum of $630,000 secured by a Standby Documentary Credit and matures in October 2011. Interest rates are based on prevailing rates at the time of drawdown and may be revised periodically with advance notice. Current interest rates are 3.45% and 3.795% for our drawdowns to date and will be revised in March 2011. Interest payments are due at the end of every interest rate revision term or payment of principal. Proceeds from this loan are used to fund our general operations located in the Philippines.

Notes Payable

In January 2007, we acquired the assets of CAS Systems. In connection with our acquisition, Rainmaker and its Canadian subsidiary issued notes payable in the amounts of $1.4 million and $600,000, respectively. The two notes were payable in three consecutive annual installments of approximately $466,000 and $200,000, respectively, each, commencing on January 25, 2008, with subsequent installments payable on the anniversary date in 2009 and 2010. The notes incurred interest at a fixed rate of 5.36% per annum. The final payments of approximately $466,000 and $200,000 plus accrued interest were paid in January 2010.

On January 29, 2010, we entered into and closed a stock purchase agreement for Optima. In accordance with this agreement, we entered into a note payable for $350,000 payable in two installments with $200,000 plus accrued interest due eighteen months from the closing date and $150,000 plus accrued interest due twenty four months after the closing date, subject to post-closing conditions. The interest rate on the note payable is 0.4% per year and we have recorded the present value of the note payable, discounted over 2 years at a rate of 6.2%.

Additionally, in connection with the Optima acquisition, we assumed an existing note payable to Barclays Bank in the amount of £78,000 Great Britain Pounds, or approximately $120,000, as of the closing date of the acquisition. This note was paid in full during 2010.

Overdraft Facility

On November 25, 2010, our subsidiary, Rainmaker EMEA Limited (formerly Optima), established an overdraft facility with Barclays Bank in the amount of £247,500 Great Britain Pounds, or $383,000 based on the exchange rate at December 31 2010. At December 31, 2010, we had borrowed $356,000 under this facility and used these proceeds to repay the remaining balance on the existing note payable to Barclays Bank that we assumed as part of the Optima acquisition and for the general working capital needs of our Rainmaker Europe operation.

Potential Impact of Inflation

To date, inflation has not had a material impact on our business.

Recently Issued Accounting Standards

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-28—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This update provides amendments to ASC Topic 350—Intangibles, Goodwill and Other that requires an entity to perform Step 2 impairment test even if a reporting unit has zero or negative carrying amount. Step 1 tests whether the carrying amount of a reporting unit exceeds its fair value. Previously reporting units with zero or negative carrying value passed Step 1 because the fair value was generally greater than zero. Step 2 requires impairment testing and impairment valuation be calculated in between annual tests if an event or circumstances indicate that it is more likely than not that goodwill has been impaired. ASU 2010-28 is effective beginning January 1, 2011. As a result of this standard, goodwill impairments may be reported sooner than under current practice. We do not expect ASU 2010-28 to have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06—Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820—Fair Value Measurements and Disclosures that requires additional disclosures about significant transfers into and out of Levels 1 and 2 in the fair value measurements, as well as reasons for the transfers. It also clarifies existing disclosures related to the level of disaggregation in the disclosures as well as the required disclosures about inputs and valuation techniques. The adoption of this portion of the standard which was effective January 1, 2010, has not had a material impact on our financial statements. Additionally a portion of this standard is effective for interim and annual reporting periods beginning after December 15, 2010. This portion requires disclosure of purchases, sales, issuance and settlements in the reconciliation of Level 3 fair value measurements. This portion of the standard is not expected to have a material impact on our financial statements.

In October 2009, the FASB issued ASU No. 2009-13, which amends ASC Topic 605—Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning January 1, 2011. Based on current sales contracts in place at December 31, 2010, we do not expect ASU 2009-13 to have a material impact on our financial results. We may enter into sales contracts with multiple deliverable element conditions in the future which may affect the timing of our revenue recognition and have a material impact on our financial statements.

In September 2009, the FASB issued ASU No. 2009-14—Certain Revenue Arrangements That Include Software Elements—A consensus of the FASB Emerging Issues Task Force ASU 2009-14 which amends ASC 985-605—Software: Revenue Recognition to exclude from its scope certain tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. This guidance focuses on determining which arrangements are within the scope of the software revenue guidance in Topic 985 (previously included in AICPA Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”)) and which are not. This guidance also removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that include a tangible product are within the scope of the software revenue guidance. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. We do not expect ASU 2009-14 to have a material impact on our financial statements.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Rainmaker Systems, Inc.

Campbell, California

We have audited the accompanying consolidated balance sheets of Rainmaker Systems, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rainmaker Systems, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    BDO USA, LLP

San Francisco, California

March 4, 2011

RAINMAKER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$12,171	$15,129
Restricted cash	88	13
Accounts receivable, less allowance for doubtful accounts of $102 and $58 at December 31, 2010 and 2009	6,889	7,604
Prepaid expenses and other current assets	1,087	1,895

Total current assets	20,235	24,641
Property and equipment, net	6,140	6,952
Intangible assets, net	432	890
Goodwill	5,269	3,777
Other noncurrent assets	833	2,409

Total assets	$32,909	$38,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,706	$8,290
Accrued compensation and benefits	1,168	1,079
Other accrued liabilities	2,792	2,221
Deferred revenue	2,820	2,656
Current portion of capital lease obligations	—	240
Current portion of notes payable	2,520	1,350

Total current liabilities	16,006	15,836
Deferred tax liability	384	281
Long-term deferred revenue	244	229
Other long-term liabilities	182	—
Notes payable, less current portion	1,834	1,257

Total liabilities	18,650	17,603

Commitments and contingencies (Notes 4, 5 and 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 24,750,009 shares issued and 23,275,199 shares outstanding at December 31, 2010, and 23,034,645 shares issued and 21,996,003 shares outstanding at December 31, 2009	22	20
Additional paid-in capital	124,826	121,138
Accumulated deficit	(106,947)	(96,997)
Accumulated other comprehensive loss	(1,375)	(1,381)
Treasury stock, at cost, 1,474,810 shares at December 31, 2010 and 1,038,642 shares at December 31, 2009	(2,267)	(1,714)

Total stockholders’ equity	14,259	21,066

Total liabilities and stockholders’ equity	$32,909	$38,669

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Net revenue	$42,768	$47,794	$66,327
Costs of services	23,871	26,383	39,361

Gross margin	18,897	21,411	26,966

Operating expenses:
Sales and marketing	3,713	4,376	7,849
Technology and development	9,159	10,371	15,134
General and administrative	10,075	9,096	12,697
Depreciation and amortization	4,816	5,593	7,777
Gain on fair value re-measurement	(190)	—	—
Impairment of goodwill & other intangible assets	—	—	13,747

Total operating expenses	27,573	29,436	57,204

Operating loss	(8,676)	(8,025)	(30,238)
Interest and other expense, net	(995)	(86)	(34)

Loss before income tax expense	(9,671)	(8,111)	(30,272)
Income tax expense	279	205	335

Net loss	$(9,950)	$(8,316)	$(30,607)

Basic net loss per share	$(0.49)	$(0.43)	$(1.58)

Diluted net loss per share	$(0.49)	$(0.43)	$(1.58)

Shares used to compute basic net loss per share	20,380	19,345	19,333

Shares used to compute diluted net loss per share	20,380	19,345	19,333

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	20,325,960	$19	33,600	$(233)	$116,391	$(58,074)	$(51)	$58,052

Net loss	—	—	—	—	—	(30,607)	—	(30,607)
Foreign currency translation loss	—	—	—	—	—	—	(1,304)	(1,304)

Comprehensive loss	—	—	—	—	—	—	—	(31,911)

Exercise of employee stock options	18,665	—	—	—	32	—	—	32
Issuance of common stock under employee stock purchase plan	5,277	—	—	—	13	—	—	13
Issuance of restricted stock awards	1,474,000	—	—	—	—	—	—	—
Cancellation of restricted stock awards	(278,251)	—	—	—	—	—	—	—
Stock based compensation – option plan	—	—	—	—	587	—	—	587
Stock based compensation – restricted stock awards	—	—	—	—	1,605	—	—	1,605
Surrender of shares for tax withholding	(78,959)	—	78,959	(187)	—	—	—	(187)
Purchases of treasury stock	(288,682)	—	288,682	(512)	—	—	—	(512)

Balance at December 31, 2008	21,178,010	19	401,241	(932)	118,628	(88,681)	(1,355)	27,679

Net loss	—	—	—	—	—	(8,316)	—	(8,316)
Foreign currency translation loss	—	—	—	—	—	—	(26)	(26)

Comprehensive loss	—	—	—	—	—	—	—	(8,342)

Exercise of employee stock options	8,644	—	—	—	8	—	—	8
Issuance of common stock under employee stock purchase plan	2,500	1	—	—	2	—	—	3
Issuance of restricted stock awards	1,846,500	—	—	—	—	—	—	—
Cancellation of restricted stock awards	(402,250)	—	—	—	—	—	—	—
Stock based compensation – option plan	—	—	—	—	358	—	—	358
Stock based compensation – restricted stock awards	—	—	—	—	2,142	—	—	2,142
Surrender of shares for tax withholding	(279,275)	—	279,275	(372)	—	—	—	(372)
Purchases of treasury stock	(358,126)	—	358,126	(410)	—	—	—	(410)

Balance at December 31, 2009	21,996,003	20	1,038,642	(1,714)	121,138	(96,997)	(1,381)	21,066

Net loss	—	—	—	—	—	(9,950)	—	(9,950)
Foreign currency translation gain	—	—	—	—	—	—	6	6

Comprehensive loss	—	—	—	—	—	—	—	(9,944)

Issuance of common stock for purchase of Optima	480,000	1	—	—	700	—	—	701
Exercise of employee stock options	18,835	—	—	—	18	—	—	18
Issuance of restricted stock awards	1,569,000	1	—	—	—	—	—	1
Cancellation of restricted stock awards	(352,471)	—	—	—	—	—	—	—
Stock based compensation – option plan	—	—	—	—	267	—	—	267
Stock based compensation – restricted stock awards	—	—	—	—	2,703	—	—	2,703
Surrender of shares for tax withholding	(356,931)	—	356,931	(455)	—	—	—	(455)
Purchases of treasury stock	(79,237)	—	79,237	(98)	—	—	—	(98)

Balance at December 31, 2010	23,275,199	$22	1,474,810	$(2,267)	$124,826	$(106,947)	$(1,375)	$14,259

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities:
Net loss	$(9,950)	$(8,316)	$(30,607)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	4,127	4,543	4,542
Amortization of intangible assets	689	1,050	3,235
Impairment of goodwill & other intangible assets	—	—	13,747
Gain on fair value re-measurement	(190)	—	—
Stock based compensation charges	2,970	2,500	2,192
(Credit) provision for allowance for doubtful accounts	226	(311)	637
Loss on disposal of fixed assets	10	343	169
Write-down of investment	740	—	749
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	1,163	3,275	9,428
Prepaid expenses and other assets	461	295	977
Accounts payable	(1,728)	(1,971)	(15,205)
Accrued compensation and benefits	(90)	(147)	(836)
Other accrued liabilities	674	(830)	(452)
Income tax payable	(145)	(23)	(44)
Deferred tax liability	47	85	31
Deferred revenue	14	(1,483)	426

Net cash used in operating activities	(982)	(990)	(11,011)

Investing activities:
Purchases of property and equipment	(3,170)	(1,471)	(5,313)
Restricted cash, net	(75)	929	(785)
Acquisition of businesses, net of cash acquired	(582)	(510)	(1,000)
Repayment of note receivable	1,250	—	—

Net cash used in investing activities	(2,577)	(1,052)	(7,098)

Financing activities:
Proceeds from issuance of common stock from option exercises	18	8	32
Proceeds from issuance of common stock from ESPP	—	3	13
Repayment of notes payable	(1,893)	(1,718)	(1,062)
Repayment of capital lease obligations	(240)	(226)	(253)
Proceeds from notes payable	3,187	—	3,000
Tax payments in connection with treasury stock surrendered	(455)	(372)	(187)
Purchases of treasury stock	(98)	(410)	(512)

Net cash provided by (used in) financing activities	519	(2,715)	1,031

Effect of exchange rate changes on cash	82	(154)	(289)

Net decrease in cash and cash equivalents	(2,958)	(4,911)	(17,367)

Cash and cash equivalents at beginning of year	15,129	20,040	37,407

Cash and cash equivalents at end of year	$12,171	$15,129	$20,040

Supplemental disclosures of cash flow information:
Cash paid for interest	$235	$223	$108

Cash paid for income taxes	$316	$114	$312

Supplemental non-cash investing and financing activities:
Acquisitions of assets under capital lease	$—	$—	$719

Common stock issued in acquisition	$701	$—	$—

Notes payable issued in acquisition	$321	$—	$—

See accompanying notes.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

Rainmaker Systems, Inc. and its subsidiaries (“Rainmaker,” “we,” “our” or the “Company”) is a global provider of cloud-based B2B selling solutions that are designed to drive higher customer acquisition, renewals, subscriptions and education sales for clients and their channel partners. Our core services include the following: service contract sales and renewals, software license sales, subscription renewals and warranty extension sales (Contract Sales); lead generation, qualification and management (Lead Development); and hosted application software for training sales (Training Sales).

We have operations within the United States of America, the Philippines, the United Kingdom and France where we perform services on behalf of our clients to customers who are primarily located in North America. While we exited our Canadian call center facility in September 2010, we continue to maintain managed telesales representatives in the region.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside of the company, and other relevant facts and circumstances. Actual results could differ materially from those estimates. Accounting policies that include particularly significant estimates are revenue recognition and presentation policies, valuation of accounts receivable, measurement of our deferred tax asset and the corresponding valuation allowance, allocation of purchase price in business combinations, fair value estimates for the expense of employee stock options and the assessment of recoverability and measuring impairment of goodwill, intangible assets, fixed assets and commitments and contingencies.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents generally consist of money market funds and certificates of deposit. The fair market value of cash equivalents represents the quoted market prices at the balance sheet dates and approximates their carrying value.

The following is a summary of our cash and cash equivalents at December 31, 2010 and 2009, (in thousands):

	December 31,
	2010	2009
Cash and cash equivalents:
Cash	$6,253	$8,465
Money market funds	5,918	6,664

Total cash and cash equivalents	$12,171	$15,129

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients and clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 31, 2010 and 2009, our allowance for potentially uncollectible accounts was $102,000 and $58,000, respectively.

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

Costs of internal use software are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Internal Use Software and FASB ASC 350-50, Website Development Costs. This guidance requires that we expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of FASB ASC 350-40 and ASC 350-50 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development, the payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal use computer software and associated interest costs are capitalized. Capitalized costs are amortized using the straight-line method over the shorter of the term of related client agreement, if such development relates to a specific outsource client, or the software’s estimated useful life, ranging from two to five years. Capitalized internal use software and website development costs are included in property and equipment in the accompanying balance sheets.

Goodwill and Other Intangible Assets

We completed several acquisitions during the period January 1, 2005 through December 31, 2010. Goodwill represents the excess of the acquisition purchase price over the estimated fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired. In our analysis of goodwill and other intangible assets we apply the guidance of FASB ASC 350-20-35, Intangibles – Goodwill and Other-Subsequent Measurement in determining whether any impairment conditions exist. In our analysis of other finite lived amortizable intangible assets, we apply the guidance of FASB ASC 360-10-35, Property, Plant and Equipment-Subsequent Measurement, in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various technologies and customer relationships of the businesses we have acquired.

In the 4th quarter of 2008, we performed our annual goodwill impairment evaluation required under FASB ASC 350-20-35 and concluded that goodwill was impaired along with our other intangible assets under FASB ASC 360-10-35. The impairment was a result of our market capitalization declining significantly with the price of our stock, declining sales, depressed market conditions, deteriorating industry trends, and a significant downward revision of our forecasts. The ultimate result of the impairment evaluation was a charge in the 4th quarter of $11.5 million to write off the entire amount of goodwill on two of our reporting units (Lead Development and Rainmaker Asia) and a charge of approximately $2.2 million to write off a majority of the other intangible assets on these same two reporting units. In the 4th quarter of 2009 and again in the 4th quarter of 2010, we performed our annual goodwill impairment evaluation and concluded that our remaining goodwill balance was not impaired. At December 31, 2010, we had approximately $3.8 million in goodwill recorded on our Contract Sales reporting unit and $1.5 million recorded on our Rainmaker Europe reporting unit. Based on our analysis performed in the 4th quarter of 2010, the estimated fair values of the Contract Sales and Rainmaker Europe reporting units exceeded their carrying values by more than 20%.

We report segment results in accordance with FASB ASC 280, Segment Reporting. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by detailed information listing net revenues by customer and product line, for purposes of making operating decisions and assessing financial performance. Currently, the chief operating decision maker does not use product line financial performance as a basis for business operating decisions. Accordingly, the Company has concluded that it has one operating and reportable segment. However, in accordance with FASB ASC 350-20-35, we are required to test goodwill for impairment at the reporting unit level which is an operating segment or one level below an operating segment. Thus, our reporting units for goodwill impairment testing are Contract Sales, Lead Development, Rainmaker Asia and Rainmaker Europe.

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

In the 4th quarter of 2008, in connection with the goodwill impairment testing discussed above, we had to evaluate our other long-lived assets which included amortized intangible assets. Based on this analysis, we determined that the carrying value of our amortizable intangible assets exceeded their fair value based upon the estimated discounted cash flows related to the assets and we recorded impairment charges of approximately $1.1 million related to intangible assets held at the Lead Development reporting unit and approximately $1.1 million related to intangible assets held at the Rainmaker Asia reporting unit. In 2010 and 2009, we did not record any impairment charges related to amortizable intangible assets.

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

Advertising

We expense advertising costs as incurred. These costs were not material in the years ended December 31, 2010, 2009 and 2008 and are included in sales and marketing expense.

Income Taxes

We account for income taxes using the liability method. The liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At December 31, 2010 and December 31, 2009, we had gross deferred tax assets of $27.8 million and $25.8 million, respectively. In 2010 and 2009, the deferred tax asset was subject to a 100% valuation allowance and therefore is not recorded on our balance sheet as an asset. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.

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

Our policy for recording interest and penalties related to uncertain tax positions is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in interest and other expense, net, in the statement of operations. There were immaterial amounts accrued for interest and penalties related to uncertain tax positions as of December 31, 2010 and 2009.

Stock-Based Compensation

FASB ASC 718, Compensation-Stock Compensation, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. This guidance requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. See Note 9 for further discussion of this statement and its effects on the financial statements presented herein.

Concentrations of Credit Risk and Credit Evaluations

Our financial instruments that expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

We place our cash and cash equivalents in a variety of financial institutions and limit the amount of credit exposure through diversification and by investing the funds in money market accounts and certificates of deposit which are insured by the Federal Deposit Insurance Corporation (the “FDIC”). At times, the balance of cash deposits is in excess of the FDIC insurance limits.

We sell our clients’ products and services primarily to business end users and, in most transactions, assume full credit risk on the sale. Credit is extended based on an evaluation of the financial condition of our client’s customer, and collateral is generally not required. Credit losses have traditionally been immaterial, and such losses have been within management’s expectations. We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the year ended December 31, 2010, three clients accounted for 10% or more of our net revenue, with Sun Microsystems representing approximately 17% of our net revenue, Hewlett-Packard representing approximately 14% of our net revenue and Symantec representing approximately 12% of our net revenue. In 2009, three clients accounted for 10% or more of our net revenue, with Sun Microsystems representing approximately 22% of our net revenue, Hewlett-Packard representing approximately 16% of our net revenue and Symantec accounting for approximately 10% of our net revenue. In 2008, Hewlett-Packard accounted for approximately 20% of our net revenue and was the only client that accounted for 10% or more of our net revenue.

No individual client’s end-user customer accounted for 10% or more of our net revenues in any period presented.

We have outsourced services agreements with our clients that expire at various dates ranging through June 2012. Our agreements with Hewlett-Packard, a significant client, expire at various dates from October 2011 through May 2012, and can generally be terminated prior to expiration with ninety days notice. Our agreements with Symantec, a significant client, expire at various dates from May 2011 through June 2012, and can generally be terminated prior to expiration with ninety days notice. We had various agreements with Sun Microsystems, our largest client during 2010, with various termination provisions. On February 5, 2010, we received written notice from Sun Microsystems that they had elected to terminate the Global Inside Sales Program Statement of Work agreement dated March 31, 2009, effective as of February 28, 2010. The notice followed the acquisition of Sun Microsystems by Oracle Corporation and affected the contract sales services that we were performing for Sun. The Global Inside Sales Program services accounted for approximately 13% of our fiscal 2009 annual net revenue. The Global Inside Sales agreement had a minimum term with notice periods to August 31, 2010. We entered into a settlement agreement on March 8, 2010, and received a cash payment of $4,550,000 from Oracle Corporation for the buyout of the Global Inside Sales agreement. The settlement payment was recognized as revenue in the first quarter of 2010. In addition, Oracle agreed to reimburse us $347,000 for employee severance costs related to terminating employees who worked on the Global Inside Sales program. This reimbursement was recognized in payroll and payroll tax expense to offset the employee severance costs. A client that provides business process call center services that has been outsourcing its Asia call center activities to us was acquired in December 2010. We are currently in discussions with this client’s new parent company to provide managed call center services for their new facility. This may take affect in the next three to nine months. This is likely to result in some decrease in revenue compared to the outsourced call center services we now provide this client. The outcome of this negotiation is presently unknown. The potential impact on revenue is not determinable at this time. It’s possible that our current agreement with this client could terminate without transitioning to a new managed services arrangement if we are not able to come to mutually agreeable terms. Services to this client accounted for approximately 6% of our 2010 annual net revenue.

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

Segment Reporting

We report segment results in accordance with FASB ASC 280, Segment Reporting. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by detailed information listing revenues by customer and product line, for purposes of making operating decisions and assessing financial performance. Currently the chief operating decision maker does not use product line financial performance as a basis for business operating decisions. Accordingly, the Company has concluded that it has one operating and reportable segment. We have call centers within the United States of America, the Philippines, the United Kingdom and France where we perform services on behalf of our clients to customers who are primarily located in North America. While we exited our Canadian call center facility in September 2010, we continue to maintain a network of managed telesales representatives in the region.

The following is a breakdown of net revenue by product line for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Contract sales	$21,066	$24,953	$25,574
Lead development	17,884	18,456	36,368
Training sales	3,818	4,385	4,385

Total	$42,768	$47,794	$66,327

Foreign revenues are attributed to the country of the business entity that executed the contract. The Company utilizes our call centers in the United States, the Philippines, the United Kingdom and France and a network of managed telesales representatives in Canada to fulfill these contracts. Although we do not have a call center in the Cayman Islands, our Cayman Islands-based holding company, obtained as part of the Qinteraction Limited acquisition, has operations in the Philippines. The following is a geographic breakdown of our net revenue for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
United States	$30,785	$41,526	$58,136
Cayman Islands	8,235	4,476	6,307
Europe	1,956	—	—
Philippines	1,792	1,792	1,884

Total	$42,768	$47,794	$66,327

Property and equipment information is based on the physical location of the assets, and goodwill and intangible information is based on the country of the business entity to which these are allocated. The following is a geographic breakdown of net long-lived assets as of December 31, 2010 and 2009 (in thousands):

	Property & Equipment, Net	Goodwill	Intangible Assets, Net
2010
United States	$3,277	$3,777	$241
Cayman Islands	—	—	121
Philippines	2,689	—	—
Canada	43	—	—
Europe	131	1,492	70

2010 Total	$6,140	$5,269	$432

2009
United States	$4,097	$3,777	$576
Cayman Islands	—	—	314
Philippines	2,507	—	—
Canada	217	—	—
Europe	131	—	—

2009 Total	$6,952	$3,777	$890

Foreign Currency Translation

During January 2007, we established a Canadian foreign subsidiary and subsequently purchased the Canadian based assets of CAS Systems. Additionally, in July 2007, we purchased Qinteraction Limited and its Philippine-based subsidiary. In the first quarter of 2009, we established our Rainmaker Europe subsidiary in

London, England. In January 2010, we purchased Optima Consulting Partners Limited with primary offices in England. The functional currency of our foreign subsidiaries was determined to be their respective local currencies (Canadian Dollar, Philippine Peso, and Great Britain Pound). Foreign currency assets and liabilities are translated at the current exchange rates at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the year. The related unrealized gains and losses from foreign currency translation are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity in the consolidated balance sheet and consolidated statement of stockholders’ equity and comprehensive loss. Net gains and losses resulting from foreign exchange transactions are included in interest and other expense, net in the consolidated statements of operations.

Exit or Disposal Cost Obligations

FASB ASC 420, Exit or Disposal Cost Obligations considers exit or disposal cost obligations including costs to terminate a contract other than a capital lease, costs to close facilities and relocate employees, and one-time employee termination benefits. A liability for exit or disposal costs shall be recognized and measured initially at its fair value in the period the liability is incurred. Future obligations are measured at current fair value. Subsequent changes to the measurement liability are reported in the income statement during the period of change.

On September 24, 2008, we entered into an agreement to lease approximately 20,000 square feet of space for our Canadian operations. The lease has a minimum term of three years and commenced on January 1, 2009. Annual gross rent is $400,000 Canadian dollars for the initial three-year term. Based on the exchange rate at December 31, 2010, annual rent is approximately $400,000 U.S. dollars. Additionally, Rainmaker is responsible for its proportionate share of utilities, taxes and other common area maintenance charges during the lease term. We exited our Canadian call center facility in September 2010 and took a restructuring charge for this lease commitment of $416,000, a write off of certain leasehold improvements of $106,000 and other facility costs of $46,000. We are actively working to sublease the facility through the end of our lease term of December 31, 2011. At December 31, 2010, the remaining liability for the Montreal facility closure was $324,000.

Recently Issued Accounting Standards

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-28—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This update provides amendments to ASC Topic 350—Intangibles, Goodwill and Other that requires an entity to perform Step 2 impairment test even if a reporting unit has zero or negative carrying amount. Step 1 tests whether the carrying amount of a reporting unit exceeds its fair value. Previously reporting units with zero or negative carrying value passed Step 1 because the fair value was generally greater than zero. Step 2 requires impairment testing and impairment valuation be calculated in between annual tests if an event or circumstances indicate that it is more likely than not that goodwill has been impaired. ASU 2010-28 is effective beginning January 1, 2011. As a result of this standard, goodwill impairments may be reported sooner than under current practice. We do not expect ASU 2010-28 to have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06—Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820—Fair Value Measurements and Disclosures that requires additional disclosures about significant transfers into and out of Levels 1 and 2 in the fair value measurements, as well as reasons for the transfers. It also clarifies existing disclosures related to the level of disaggregation in the disclosures as well as the required disclosures about inputs and valuation techniques. The adoption of this portion of the standard which was effective January 1, 2010, has not had a material impact on our financial statements. See Note 7 for further discussion of this statement and its effect on the financial statements presented herein. Additionally a portion of this standard is effective for interim and annual reporting periods beginning after December 15, 2010. This portion requires disclosure of purchases, sales, issuance and settlements in the reconciliation of Level 3 fair value measurements. This portion of the standard is not expected to have a material impact on our financial statements.

In October 2009, the FASB issued ASU No. 2009-13—Multiple-Deliverable Revenue Arrangements a Consensus of the FASB Emerging Issues Task Force, which amends ASC Topic 605—Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning January 1, 2011. Based on current sales contracts in place at December 31, 2010, we do not expect ASU 2009-13 to have a material impact on our financial results. We may enter into sales contracts with multiple deliverable element conditions in the future which may affect the timing of our revenue recognition and may have a material impact on our financial statements.

In September 2009, the FASB issued ASU No. 2009-14—Certain Revenue Arrangements That Include Software Elements—A consensus of the FASB Emerging Issues Task Force, which amends ASC 985-605—Software: Revenue Recognition to exclude from its scope certain tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. This guidance focuses on determining which arrangements are within the scope of the software revenue guidance in Topic 985 (previously included in AICPA Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”)) and which are not. This guidance also removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that include a tangible product are within the scope of the software revenue guidance. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. We do not expect ASU 2009-14 to have a material impact on our financial statements.

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

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008
Net loss	$(9,950)	$(8,316)	$(30,607)
Weighted-average shares used to compute basic and diluted net loss per share	20,380	19,345	19,333
Basic and diluted net loss per share	$(0.49)	$(0.43)	$(1.58)

For the years ended December 31, 2010, 2009 and 2008 the Company excluded all 3.6 million, 4.2 million and 4.6 million options, warrants and unvested restricted share awards from the calculation of diluted net loss per share because these securities were antidilutive.

3. Balance Sheet Components (in thousands)

		December 31,
		2010	2009
Prepaid expenses and other current assets:
Prepaid insurance		$110	$218
Prepaid support and maintenance contracts		401	675
Deferred commission expense		123	208
Other prepaid expenses and other current assets		453	794

		$1,087	$1,895

	Estimated Useful Life	December 31,
		2010	2009
Property and equipment:
Computer equipment	3 years	$10,094	$9,420
Capitalized software and development	2-5 years	12,044	10,568
Furniture and fixtures	5 years	710	714
Leasehold improvements	Lease term	1,368	1,171

		24,216	21,873
Accumulated depreciation and amortization		(18,397)	(15,282)
Construction in process (1)		321	361

Property and equipment, net		$6,140	$6,952

(1)	Construction in process at December 31, 2010, consists primarily of costs incurred to further develop and enhance the Company’s eCommerce platform. Estimated costs to complete these projects are in the range of $150,000 to $200,000, subject to future revisions.

	Estimated Useful Life	December 31,
		2010	2009
Intangible assets:
Developed technology (2)	3-5 years	$330	$1,250
Customer relations (3)	2-5 years	3,022	2,790
Database (4)	5 years	—	147

		3,352	4,187
Accumulated amortization		(2,920)	(3,297)

Intangibles and indefinite life intangibles, net		$432	$890

(2)	In the 1st quarter of 2010, we wrote-off developed technology that was fully amortized, causing a reduction in both developed technology and accumulated amortization of $920,000.
(3)	In the 1st quarter of 2010, we acquired $243,000, or $232,000 based on the exchange rate at December 31, 2010, in customer relations intangible assets with the acquisition of Optima.
(4)	In the 1st quarter of 2010, we wrote-off a database intangible asset that was fully amortized, causing a reduction in both database asset and accumulated amortization of $147,000.

Future amortization of intangible assets at December 31, 2010 is as follows:

Intangible Amortization
2011	$329
2012	103

Total future amortization	$432

The customer relations intangible is being amortized on an accelerated basis to match the estimated future cash flows generated from this intangible asset. Developed technology and database are being amortized using a straight-line method.

The value of our intangibles is based on allocations of the purchase price of assets included in our acquisitions (see Note 5). For developed technology, the allocation was based on the estimated cost to reproduce the technology as well as market comparisons for similar purchases. For customer relations, we estimated the cash flows associated with the excess earnings the contacts would generate and allocated the present value of those earnings to the asset. For the database, we estimated the relief from royalties that we would have had to otherwise pay to use these assets and allocated the present value of those payments to the assets. See Note 5 for a discussion of discount rates used.

The following table reflects the activity in our accounting for goodwill for the years ended December 31, 2010 and 2009:

	Business Telemetry	ViewCentral	Grow Commerce	Optima	Total
Balance at December 31, 2008	$658	$2,849	$—	$—	$3,507
Acquisition of Grow Commerce	—	—	270	—	270

Balance at December 31, 2009	658	2,849	270	—	3,777
Acquisition of Optima	—	—	—	1,562	1,562
Foreign currency adjustments	—	—	—	(70)	(70)

Balance at December 31, 2010	$658	$2,849	$270	$1,492	$5,269

At December 31, 2010, 2009 and 2008, we had accumulated impairment losses of $11.5 million.

In the fourth quarter of 2010 and 2009, we performed our annual goodwill impairment evaluation required under FASB ASC 350-20-35, Intangibles – Goodwill and Other-Subsequent Measurement, and concluded that goodwill was not impaired.

As a result of our acquisition of Optima in the first quarter of 2010, we now have four reporting units (Contract Sales, Lead Development, Rainmaker Asia and Rainmaker Europe).

	December 31,
	2010	2009
Other long-term assets:
Deposits	$543	$313
Note Receivable – Market2Lead (5)	—	1,250
Investment in Market2Lead (5)	—	740
Credit card reserve deposits	290	106

	$833	$2,409

(5)

In October 2007, we provided $2.5 million in growth capital to this privately-held company. The transaction was structured as a $1.25 million convertible loan and a $1.25 million term loan secured by substantially all of the assets of the privately-held company including intellectual property. We also received a warrant as a part of this transaction to purchase approximately 411,000 shares of common stock of the privately-held company. In October 2008, the convertible debt automatically converted to 619,104 shares of Series A Preferred stock of the privately-held company. Because the private equity investment represented less than 20% in the investee company, and because the Company did not have any significant influence on the investee company, the investment was accounted for in accordance with the cost method. During the fourth quarter of 2008, we assessed our investment for impairment as we observed that there were indicators of impairment. As a result we took an impairment charge in other expense of approximately $749,000 which represented a write-off of the remaining carrying value of the warrant of $239,000 and a write-down of the carrying value of the investment in Series A Preferred stock of the privately-held company of $510,000 in order to write-down these assets to their respective fair values. In May 2010, we received payment from Market2Lead for the $1,250,000 in remaining term debt plus accrued interest of approximately $170,000 in connection with the acquisition of Market2Lead by a third party. In connection with this acquisition, we took a non-cash charge in the first quarter of 2010 for the carrying value of our minority equity investment of $740,000. We no longer carry any values on our balance sheet related to Market2Lead.

4. Capital Leases, Financing Agreements, Financing Obligations and Guarantees

Capital Leases

In March 2008, we entered into a 3-year software licensing agreement with Microsoft GP. In accordance with the terms of the agreement, we paid three annual installments of approximately $254,000 beginning in April 2008 for the licensing rights to use certain Microsoft software. We made the final payment on this lease in the first quarter of 2010.

Financing Agreements

Notes payable consists of the following at December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009
Notes Payable—CAS Systems	$—	$666
Notes Payable—Optima (net of $14 discount)	336	—
Credit Facility	3,032	1,941
Loan Line Facility	630	—
Overdraft Facility	356	—

Total Notes Payable	4,354	2,607
Less: Current Portion	(2,520)	(1,350)

Notes Payable, less current portion	$1,834	$1,257

Notes Payable—CAS Systems

In January 2007, we acquired the assets of CAS Systems. In connection with our acquisition, Rainmaker and its Canadian subsidiary issued notes payable in the amounts of $1.4 million and $600,000, respectively. The two notes were payable in three consecutive annual installments of approximately $466,000 and $200,000, respectively, each, commencing on January 25, 2008, with subsequent installments payable on the anniversary date in 2009 and 2010. The notes incurred interest at a fixed rate of 5.36% per annum. The final payment of approximately $666,000 plus accrued interest was paid in January 2010.

Notes Payable—Optima acquisition

On January 29, 2010, we entered into and closed a stock purchase agreement for Optima. In accordance with this agreement, we entered into a note payable for $350,000 payable in two installments with $200,000 plus accrued interest due eighteen months from the closing date and $150,000 plus accrued interest due twenty four months after the closing date, subject to post-closing conditions. The interest rate on the note payable is 0.4% per year, and we have recorded the present value of the note payable, discounted over two years at a rate of 6.2%.

Additionally, in connection with the Optima acquisition, we assumed an existing note payable to Barclays Bank in the amount of £78,000 Great Britain Pounds, or approximately $120,000, as of the closing date of the acquisition. This note was paid in full during 2010.

Credit Facility

In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank (the “Credit Facility”). The Credit Facility originally matured in May 2005, and provided borrowing availability up to a maximum of $3.0 million through a secured revolving line of credit that included a $1.0 million letter of credit facility. In December 2005, our Credit Facility was increased to $4.0 million. In October 2008, we executed further amendments to the Credit Facility. The amendments extended the maturity date to October 10, 2009 and increased the maximum amount of revolving credit available from $4 million to $6 million, with a $1 million sub-facility for standby letters of credit and a new $3 million sub-facility for the purpose of purchasing new equipment until December 31, 2008. Advances under the equipment finance sub-facility were being repaid in equal monthly installments that commenced in January 2009 and were to continue through October 2011. On December 3, 2009, we executed a further amendment to the Credit Facility. The amendment extended the maturity date of the Credit Facility to October 10, 2010. The maximum amount of revolving credit available to the Company remained at $6 million, with a $1 million existing sub-facility for standby letters of credit, and a $3.5 million maximum sub-facility that was a combination of the equipment finance sub-facility and a term loan line which was used for borrowings until March 10, 2010. In accordance with the amended Credit Facility, any advances made under the term loan line were combined with the existing equipment sub-facility advances outstanding on March 31, 2010, and were re-amortized and payable in thirty six (36) equal monthly installments of principal, plus all accrued interest, beginning on April 10, 2010, and continuing on the same day of each month thereafter through March 31, 2013, at which time all amounts owed, if any, would be immediately due and payable.

In September 2010, we executed further amendments to the Credit Facility. The amendments renewed the facility for an additional 14 months to December 10, 2011. In addition, the amendments added a new $500,000 term loan sub-facility which was used for borrowings through December 31, 2010. The maximum amount of revolving credit available to the company remains at $6 million, subject to a borrowing base, and includes a $1.0 million existing sub-facility for standby letters of credit, a $2.8 million existing term loan sub-facility, and the new $500,000 term loan sub-facility. The interest rate per annum for revolving advances under the Credit Facility is equal to the greater of (i) 3.5%, or (ii) one quarter of one percent (0.25%) above the prime lending rate, currently at 3.25%. The interest rate per annum for advances under the term-loan sub-facilities is equal to a fixed rate of 6.0%. As of December 31, 2010, the company had $3.0 million outstanding under the existing term loan sub-facility, as the Company borrowed the $500,000 allowed under the new term loan subfacility on December 31, 2010, and had two undrawn letters of credit outstanding under the Credit Facility in the aggregate face amount of $487,000. All existing term loan sub-facility advances outstanding as of December 31, 2010 were re-amortized, and will be payable in twenty seven (27) equal monthly installments of approximately $112,000, beginning on January 10, 2011, and continuing on the same day of each month thereafter through March 31, 2013, at which time all amounts owed, if any, shall be immediately due and payable.

The amended Credit Facility is secured by substantially all of Rainmaker’s consolidated assets including intellectual property. Rainmaker must comply with certain financial covenants, including not incurring a quarterly non-GAAP profit or loss negatively exceeding by more than 10% the amount of the non-GAAP profit or loss recited in the company’s operating plan approved by Bridge Bank, and maintaining unrestricted cash with Bridge Bank equal to the greater of $2.0 million or the aggregate principal amount of the indebtedness from time to time outstanding with Bridge Bank plus $500,000.

The Credit Facility contains customary covenants that will, subject to limited exceptions, require Bridge Bank’s approval to, among other things, (i) create liens; (ii) make annual capital expenditures above a certain level; (iii) pay cash dividends; and (iv) merge or consolidate with another company above a certain amount of total consideration. The Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Credit Facility.

For the three months ended March 31, 2010 and June 30, 2010, we did not meet the performance to plan financial covenant as our quarterly non-GAAP loss exceeded by 10% the amount of non-GAAP loss in our operating plan approved by Bridge Bank for our first and second quarters’ results of operations. We received waivers from Bridge Bank for the violation of this covenant for the three months ended March 31, 2010 and June 30, 2010. For the three months ended September 30, 2010 and December 31, 2010, we met this performance to plan financial covenant.

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. In December 2010, we issued an irrevocable standby letter of credit in the amount of £250,000 Great Britain Pounds, or $387,000 based on the exchange rate as of December 31, 2010, to Barclays Bank PLC to secure our overdraft facility described below. Both letters of credit were issued under the Credit Facility described above. As of December 31, 2010, no amounts had been drawn against the letters of credit.

Loan Line Facility

On October 28, 2010, we entered into a business loan agreement with HSBC Bank (the “Loan Line Facility”). The Loan Line Facility provides borrowing availability up to a maximum of $630,000 secured by a standby documentary credit and matures in October 2011. On December 1, 2010 and December 14, 2010, we borrowed $300,000 and $330,000, respectively, under this Loan Line Facility. Interest rates are based on prevailing rates at the time of drawdown and may be revised periodically with advance notice. Current interest rates are 3.45% and 3.795% for our drawdowns to date and will be revised in March 2011. Interest payments are due at the end of every interest rate revision term or payment of principal.

Overdraft Facility

On November 25, 2010, our subsidiary, Rainmaker EMEA Limited, established an overdraft facility with Barclays Bank PLC (the “Bank”) in the amount of £247,500 Great Britain Pounds, or $383,000 based on the exchange rate at December 31, 2010. The interest rate is 3.5% per annum over the Bank’s Base Rate, as defined in the agreement, or 4.0% at December 31, 2010. This overdraft facility is secured by an irrevocable standby letter of credit issued by Bridge Bank in the amount of £250,000 Great Britain Pounds, or $387,000 based on the exchange rate at December 31, 2010. The facility does not have a cancellation date but the Bank may review the overdraft facility from time to time and at least annually. The next annual review is schedule for review by November 5, 2011. At December 31, 2010, we had borrowed $356,000 under this facility.

Future debt maturities at December 31, 2010 are as follows (in thousands):

Fiscal year ending December 31, 2011	$2,520
Fiscal year ending December 31, 2012	1,497
Fiscal year ending December 31, 2013	337

Total	$4,354

Guarantees

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of December 31, 2010 and 2009.

Restricted Cash

Restricted cash is comprised of cash receipts inadvertently remitted to the Company for goods and services sold by our clients.

5. Acquisitions

Optima Consulting Partners Ltd.

On January 29, 2010, our wholly-owned subsidiary Rainmaker Europe entered into and closed a stock purchase agreement with the shareholders of Optima, a business-to-business lead development provider with offices then in England, France and Germany. Under the terms of the agreement, we acquired all of the outstanding stock of Optima in exchange for a cash payment of $492,000, 480,000 shares of Rainmaker common stock valued at approximately $701,000, and a note payable of $350,000 payable in two installments with $200,000 plus accrued interest due eighteen months from the closing date and $150,000 plus accrued interest due twenty four months after the closing date, subject to post closing conditions.

The stock purchase agreement also provides for two potential additional payments of $375,000 each in a combination of stock and/or cash contingent on certain performance metrics in fiscal 2010 and fiscal 2011, and subject to post closing conditions. The fair value of the potential additional payments was derived using Company estimates (Level 3 inputs) of a 50% probability of achievement. The 2010 achievement level was not met. Accordingly, the Company reduced the estimated fair value of the contingent consideration liability by $190,000 and recorded a corresponding gain on re-measurement of this liability within operating expenses.

Our acquisition of Optima has been accounted for as a business combination under FASB ASC 805, Business Combinations. Assets acquired and liabilities assumed from Optima were recorded at their estimated fair values as of January 29, 2010. The total purchase price was approximately $1.9 million as follows (in thousands):

Issuance of 480,000 shares of Rainmaker common stock	$701
Cash payment for acquisition of Optima	492
Promissory note (discounted value)	321
Estimated fair value of future potential additional payments	375

Total purchase price	$1,889

Our acquisition of Optima has been accounted for as a business combination under FASB ASC 805, Business Combinations. A portion of the purchase price was allocated to Optima’s net identifiable tangible and intangible assets based on their estimated fair values. The excess of the purchase price over the net identifiable tangible and intangible assets was recorded as goodwill. The total purchase price was allocated as follows (in thousands):

Identified tangible assets	$796
Customer relationships	243
Goodwill	1,562
Liabilities assumed	(712)

Total purchase price allocation	$1,889

Amortization of the customer relationships intangible asset is recorded using an accelerated method that is based on the estimated future cash flows from the relationships. The estimated useful life of the customer relationships acquired is two years. We estimated the cash flows associated with the excess earnings the customers would generate and allocated the present value of those earnings to the asset. We used a discount rate of 25.0%.

No pro forma information is presented for the Optima acquisition since the effect of this acquisition on the results of operations was deemed insignificant.

Grow Commerce

On October 5, 2009, we entered into and closed an asset purchase agreement with Grow Commerce, Inc., a California corporation. Grow Commerce was engaged in the business of providing e-commerce solutions to business customers and had developed certain technology that we plan to continue to integrate into our technology platform to advance our eCommerce strategy during the 2011 fiscal year and future years. Under the terms of the asset purchase agreement, we purchased certain software products, customer contracts, vendor and other contracts, and all intellectual property rights of Grow Commerce for $600,000. A cash payment of $510,000 was made at closing and $90,000 was withheld as a reserve for the purposes of securing indemnity obligations under the asset purchase agreement. The $90,000 reserve payment was paid in October 2010.

Our acquisition of Grow Commerce has been accounted for as a business combination under FASB ASC 805 Business Combinations. A portion of the purchase price was allocated to Grow Commerce’s net identifiable intangible assets based on their estimated fair values. The excess of the purchase price over the net identifiable intangible assets was recorded as goodwill. The total purchase price was allocated as follows (in thousands):

Developed Technology	$330
Goodwill	270

Total purchase price allocation	$600

Amortization of the intangible assets is recorded using the straight-line method for the developed technology over an estimated useful life of three years. To determine the fair value of developed technology, we estimated the future cash flows associated with the excess earnings the technology would generate and allocated the present value of those earnings to the asset using a discount rate of approximately 20%.

No pro forma information is presented for the Grow Commerce acquisition since the effect of this acquisition on the results of operations was deemed insignificant.

6. Commitments and Contingencies

Commitments

As of December 31, 2010, our off-balance sheet arrangements include operating leases for our facilities that expire at various dates through 2013, including the lease for the Company’s corporate headquarters in Campbell, California and the leases for our current operations in or near Austin, Texas, Manila, Philippines, London, England and Paris, France, and our former operation near Montreal, Canada. All of these leases are described in detail below. These arrangements allow us to obtain the use of the facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and upfront cash flow related to purchasing the assets.

Our headquarters is located in one building in Campbell, California. In October 2009, we executed a second amendment to the operating lease for our corporate headquarters in Campbell, California to reduce our lease cost. Under this amendment, we reduced the amount of space that we lease by 6,719 square feet to 16,430 square feet starting October 1, 2009, and reduced our lease cost per square foot by approximately 18%. We obtained a first right of refusal to the reduced space (6,719 square feet). The lease term originally began on November 1, 2005 and, after the first amendment, was set to end on January 31, 2010. Under this second amendment, the lease will expire on January 31, 2013. Annual gross rent under the amended lease increases from approximately $227,000 in the first year of the lease which ended September 30, 2010, and the base rent will increase by approximately 5% each year thereafter for the remaining term expiring January 31, 2013. In addition, we will continue to pay our proportionate share of operating costs, maintenance on some of the common areas and taxes based on our occupancy. The original letter of credit issued to the landlord in the amount of $100,000 for a security deposit will remain in place.

In June 2009, we signed a lease for approximately 21,388 square feet of space in Austin, Texas that commenced on June 16, 2009 for a term of 18.5 months through December 31, 2010. In September 2010, we extended this lease on all 21,388 square feet of space for a term of 12 months through December 31, 2011. Annual rent in the facility will approximate $208,000, or $17,000 monthly. Additionally, we pay our proportionate share of maintenance on some of the common areas in the business park.

On September 24, 2008, we entered into an agreement to lease approximately 20,000 square feet of space and moved our Canadian call center to this new location which is close to Montreal. The lease has a minimum term of three years and commenced on January 1, 2009. Annual gross rent is $400,000 Canadian dollars for the initial 3 year term. Based on the exchange rate at December 31, 2010, annual rent is approximately $400,000 in US dollars. Additionally, Rainmaker is responsible for its proportionate share of utilities, taxes and other common area maintenance charges during the lease term. We exited our Canadian call center facility in September 2010 and took a restructuring charge for this lease commitment of $416,000, a write off of certain leasehold improvements of $106,000 and other facility costs of $46,000. We are actively working to sublease the facility through the end of our lease term of December 31, 2011.

With our acquisition of Qinteraction, we assumed existing lease obligations at their Manila, Philippines offices. We assumed 2 office space leases and a parking lease. During 2008 and 2009, we amended and then terminated our lease in the Pacific Star building and we currently do not occupy any space in this building. We currently occupy approximately 40,280 square feet on 3 floors in the BPI building in Manila. Our current lease for this space commenced on April 1, 2008, has a 5-year term and terminates on March 31, 2013. Based on the exchange rate at December 31, 2010, our annual base rent will escalate from approximately $673,000 for the twelve months ending December 31, 2011 to $727,000 for the 2012 calendar year, the final full year of the lease that ends in March 2013. Our parking lease began in March 2006, has a 5-year term and terminates in March 2011. Based on the exchange rate at December 31, 2010, our annual base rent on this lease is approximately $14,000. To accommodate growth in our call center business, we expanded our facilities in the Philippines by entering into a lease commencing on May 1, 2010 to occupy approximately 15,850 square feet on the 4th floor of the Alphaland Southgate Tower in Manila. The lease has a 3-year term and terminates on April 30, 2013. Based on the exchange rate at December 31, 2010, our annual base rent will escalate from approximately $254,000 for the twelve months ending December 31, 2011 to $287,000 for the 2012 calendar year, the final full year of the lease that ends in April 2013.

With the establishment of our Rainmaker Europe subsidiary in 2009, we signed a short-term office services agreement for shared office space in London, England. Rainmaker renewed the office services agreement on a month-to-month basis through March 2010.

With our acquisition of Optima in January 2010, we assumed office leases in the United Kingdom, where we have a call center and sales operation, in France where we have a small call center, and in Munich and Frankfurt, Germany where we had sales operations. In the first quarter 2010, we consolidated our existing Rainmaker Europe operations in the United Kingdom into Optima’s office and terminated our existing month-to-month lease in London effective March 31, 2010. In the United Kingdom, we have leased space in Godalming outside of London. This lease commenced in November 2009, has a 3 year term and terminates in October 2012. In October 2010, we expanded the area of our United Kingdom lease to accommodate growth. Combined annual base rent for this facility is £134,000 Great Britain Pounds. Based on the exchange rate at December 31, 2010, annual rent is approximately $207,000 per year. The lease has a term that expires in October 2012. We continue to maintain a month-to-month lease located in Paris, France with monthly rent of €1,770 Euros or approximately $2,300 based on the exchange rate at December 31, 2010. We terminated our month-to-month leases in Munich and Frankfurt, Germany during July 2010.

Future minimum payments under our non-cancelable operating leases with terms in excess of one year at December 31, 2010 are as follows (in thousands):

2011	$1,376
2012	1,439
2013	305

Total minimum payments	$3,120

Rent expense, net of sub-lease income, under operating lease agreements during the years ended December 31, 2010, 2009 and 2008 was $2,075,000, $1,817,000, and $2,485,000, respectively. The 2010 rent expense included approximately $416,000 as a result of the recording of the estimated rent expense related to the Montreal office closure. There was no sublease income during 2010. The 2009 rent expense was net of approximately $56,000 in sublease income from our Austin property. The 2008 rent expense included approximately $227,000 as a result of the recording of the estimated rent expense related to the Oakland office closure, and was net of approximately $125,000 in sublease income from our Austin property.

Contingencies

Claims have been asserted against the Company and, currently, we are involved in litigation in the Philippines. Three former employees of our Asia operation have individually brought employment related claims against the Company and each of those claims is awaiting final resolution. Additionally, the founders of Qinteraction have filed suit against the Company, in the Philippine courts, to pursue obtaining the shares held in escrow in connection with the Company’s purchase of Qinteraction, and have also asserted claims for additional money. The Company believes that any ultimate liability surrounding these claims, if any, will not have a material impact on its financial position or results of operations.

7. Fair Value Measurements

Fair value is the exchange price that would be the amount received for an asset or paid to transfer a liability in an orderly transaction between market participants. In arriving at a fair value measurement, we use a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable. The three levels of inputs used to establish fair value are the following:

Level 1	–	Quoted prices in active markets for identical assets or liabilities;

Level 2	–	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A summary of the activity of the fair value of the Level 3 liabilities is as follows (in thousands):

	Beginning Value of Level 3 Liabilities	Contingent Consideration Liability	Gain on Fair Value Re- measurement	Foreign Currency Adjustment	Ending Fair Value of Level 3 Liabilities
Year ended December 31, 2010	$—	$375	$(190)	$(3)	$182

The following table represents the fair value hierarchy for our financial assets and liabilities held by the Company measured at fair value on a recurring basis (in thousands):

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$5,918	$—	$—	$5,918
Liabilities:
Contingent consideration—Optima(2)	$—	$—	$182	$182

December 31, 2009
Assets:
Money market funds(1)	$6,664	$—	$—	$6,664

(1)	Money market funds are valued using active quoted market rates.
(2)	Contingent consideration—Optima is valued based on the Company’s estimate of achieving the performance metrics as listed in the stock purchase agreement.

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

8. Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
United States	$(9,294)	$(7,131)	$(20,830)
Foreign	(377)	(980)	(9,442)

	$(9,671)	$(8,111)	$(30,272)

Income tax expense for the years ended December 31, 2010, 2009 and 2008 consists of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$—	$(152)	$30
State	45	87	103
Foreign	184	184	173

	229	119	306

Deferred
Federal	88	80	44
State	6	6	4
Foreign	(44)	—	(19)

	50	86	29

Total income tax expense	$279	$205	$335

A reconciliation between the income tax benefit computed by applying the U.S. federal tax rate to loss before income taxes and actual income tax expense for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Tax benefit computed at federal statutory rate	$(3,288)	$(2,758)	$(10,292)
Effect of state income taxes	34	61	71
Foreign rate differential	143	528	3,074
Change in valuation allowance	2,900	1,636	5,726
Stock based compensation	379	409	577
Goodwill impairment	—	—	1,096
Other	111	329	83

Total income tax expense	$279	$205	$335

Deferred income taxes reflect the net tax effects of temporary differences between the value of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets as of December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$23,540	$21,267
Depreciation and amortization	3,223	3,530
Accrued reserves and other	1,078	1,036

Total deferred tax assets	27,841	25,833
Valuation allowance	(27,841)	(25,833)

Net deferred tax asset	—	—

Deferred tax liabilities:
Acquired goodwill	(384)	(281)

Net deferred tax liability	(384)	(281)

Total net deferred tax liability	$(384)	$(281)

Realization of deferred tax assets is dependent upon future taxable earnings, the timing and amount of which are uncertain. Due to the cumulative operating losses in earlier years and continued significant amount of loss in the most recent year, management believes that it is not more likely than not that the deferred tax assets will be realizable in future periods. The valuation allowance for deferred tax assets increased approximately $2.0 million during each of the years ended December 31, 2010 and 2009. The increase in valuation allowance is due to current year losses.

As of December 31, 2010, we had net operating loss carryforwards for federal and state of California tax purposes of $61.5 million and $41.1 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2020 through 2030 for federal, if not utilized. California has suspended the net operating losses for taxable years 2008 and 2009, extended the loss carryforward period by two years and extended its net operating loss carry forward period from 10 years to 20 years for net operating losses generated in tax years beginning on or after January 1, 2008. As a result of these law changes, the net operating loss of California will begin to expire in 2014 through 2030, if not utilized.

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

Effective April, 2007, the Company’s BPI Buendia Center facility in the Philippines was certified by the Philippine Economic Zone Authority (“PEZA”), a government corporation, as a PEZA enterprise, as the facility is housed in a PEZA accredited building and has export revenue of not less than 70% of its total revenues. One of the incentives of PEZA certification is a lower rate tax of 5% based on gross income, which is defined as gross revenue less certain costs of services and other allowed deductions. For the period of July 2007 to December 2010, this facility has been subject to the 5% gross income tax and is expected to continue to enjoy the 5% gross income tax throughout 2011. Effective May 2010, the Company’s Alphaland Southgate Tower facility in the Philippines is subject to a four year tax holiday.

The Company has adopted the accounting policy that interest and penalties will be classified as a component of the operating income and losses. Amounts of accrued interest and penalty recorded are not material as of December 31, 2010 and 2009.

Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The amount of unremitted earnings as of December 31, 2010 is approximately $1.6 million.

The Company does not anticipate any significant changes to the FASB ASC 740 (formerly known as FIN48) liability for unrecognized tax benefits within twelve months of this reporting date. The Company adopted the provisions of FASB ASC 740 as of January 1, 2007. The amount of unrecognized tax benefit as of December 31, 2010 is not material.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There are no ongoing examinations by income taxation authorities at this time. The Company’s tax years from 2007 to 2010 remain open to United States federal income tax and California examination while 2006 to 2010 remain open to Texas examination. The Company’s tax years from no earlier than 2007 to 2010 remain open to examination in certain foreign tax jurisdictions.

9. Stockholders’ Equity

Preferred Stock

We have 5,000,000 shares of preferred stock authorized. The board of directors has the authority to issue the preferred stock and to fix or alter the rights, privileges, preferences and restrictions related to the preferred stock, and the number of shares constituting any such series or designation. No shares of preferred stock were outstanding at December 31, 2010 and 2009.

Common Stock

As described in Note 5, we have issued common stock as consideration given in one acquisition during the three year period ended December 31, 2010. The following table summarizes the common stock issued in this transaction:

	($ in thousands, except share and per share amounts)
Acquisition	Transaction Date	# of Common Shares Issued	Market Price Used per Share	Value of Shares Issued	Registration Effective Date
Optima Consulting Partners Ltd.	January 29, 2010	480,000	$1.46	$701	Not applicable

These shares were not registered, as they are sellable under Rule 144 and the holding period has expired as of December 31, 2010. Half of these shares are subject to a contractual agreement and remain non-transferrable until July 29, 2011.

Treasury Stock

During the 2009 and 2010 fiscal years, the Company had restricted stock awards that vested. The Company is required to withhold income taxes at statutory rates based on the closing market value of the vested shares on the date of vesting. The Company offers the ability to have vested shares withheld by the Company in an amount equal to the amount of taxes to be withheld. During 2010, the Company purchased 356,931 shares with a cost of approximately $455,000 from employees to cover federal and state taxes due. During 2009, the Company purchased 279,275 shares with a cost of approximately $373,000 from employees to cover federal and state taxes due.

In July 2008, the Company’s board of directors approved a Stock Repurchase Program (the “Program”) authorizing the repurchase of up to $3 million of its common stock. Under the Program, shares were repurchased from time to time in open market transactions at prevailing market prices. The timing and actual number of shares purchased depended on a variety of factors, such as price, corporate and regulatory requirements, and market conditions. Repurchases under the Program were made using the Company’s available cash or borrowings. The Program initially had a one-year term and could be commenced, suspended or terminated at any time, or from time-to-time at management’s discretion without prior notice. In May 2009, the board of directors approved extending the program for an additional six months through January 31, 2010, and in December 2009 the board of directors approved extending the program for an additional six months through July 30, 2010. During the year ended December 31, 2010, we purchased 79,237 shares at a cost of approximately $98,000 or an average cost of $1.24 per share. During the year ended December 31, 2009, we purchased 358,126 shares at a cost of approximately $410,000 or an average cost of $1.14 per share. During the year ended December 31, 2008, we purchased 288,682 shares at a cost of approximately $512,000 or an average cost of $1.77 per share. The Program expired on July 30, 2010 and is no longer in effect.

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

The 2003 Plan also provides for a fixed issuance amount to non-employee members of the board of directors at prices not less than 100% of the fair value of the common stock on the date of grant and a maximum term of ten years from the date of grant. Generally, options granted to non-employee members of the board of directors are immediately exercisable and vest in two or more installments over periods ranging from twelve to twenty-

four months from the date of grant. Unvested options expire twelve months from the termination date of service as a non-employee member of the board of directors.

At the beginning of the 2010 and 2009 fiscal years, the number of shares authorized for grant under the 2003 Plan automatically increased on the first trading date of January by an amount equal to the lesser of 4% of our outstanding common stock at December 31 or 1,000,000 shares. For 2010 and 2009, the number of shares authorized for grant under the 2003 Plan increased 879,840 shares and 847,120 shares, respectively. In the quarter ended June 30, 2008, our stockholders approved a one-time increase of 950,000 shares in the number of shares available for grant under our 2003 Stock Incentive Plan. In the future, the Company may seek shareholder approval to increase the shares available to grant to employees based on the growth of the Company.

Shares forfeited that were granted under this plan are available for future grant.

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

Stock-Based Compensation Expense

We account for stock-based compensation awards issued to employees and directors using the guidance from FASB ASC 718, Compensation-Stock Compensation. FASB ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. This guidance requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations.

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

We expense stock-based compensation to the same operating expense categories that the respective award grantee’s salary expense is reported. The table below reflects stock based compensation expense for the years ended December 31, 2010, 2009 and 2008 as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Stock based compensation expense included:
Cost of services	$145	$215	$186
Sales and marketing	235	277	218
Technology	346	202	231
General and administrative	2,244	1,806	1,557

	$2,970	$2,500	$2,192

At December 31, 2010, approximately $3.0 million of stock-based compensation relating to unvested awards had not been amortized and will be expensed in future periods through 2014. Under current grants unvested and outstanding, approximately $2.0 million is estimated to be expensed in 2011 as stock-based compensation.

We calculate the value of our stock option awards when they are granted. Accordingly, we review our valuation assumptions for volatility each quarter that option grants are awarded and we review our valuation assumptions for the risk free interest rate each month that option grants are awarded. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants and possible ranges of estimated forfeiture. The table below reflects the weighted average assumptions of stock option awards for each of the years ended December 31, 2010, 2009 and 2008:

	Weighted Average Valuation Assumptions Years Ended December 31,
	Options
	2010	2009	2008
Expected life in years	3.4	3.7	5.2
Volatility	0.81	0.92	0.87
Risk-free interest rate	1.3%	1.7%	2.7%
Dividend rate	—	—	—
Forfeiture Rates:
Options	31.0%	27.1%	21.1%
Restricted share awards	16.8%	9.5%	9.7%

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

A summary of activity under our Stock Incentive Plans for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Stock Options
	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2007	1,377,248	$5.03
Granted	671,000	2.68
Exercised	(18,665)	1.70
Canceled	(485,861)	4.98

Balance at December 31, 2008	1,543,722	4.05
Granted	352,000	1.12
Exercised	(8,644)	0.92
Canceled	(1,015,839)	4.51

Balance at December 31, 2009	871,239	2.35
Granted	137,500	1.40
Exercised	(18,835)	0.90
Canceled	(316,473)	2.23

Balance at December 31, 2010	673,431	$2.25

The weighted average grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $0.78, $0.71 and $1.87, respectively, per share.

The following table summarizes the activity with regard to restricted stock awards during the years ended December 31, 2010, 2009 and 2008. Restricted stock awards are issued from the 2003 Plan and any issuances reduce the shares available for grant as indicated in the previous table. Restricted stock awards are valued at the closing market price on the date of the grant.

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Balance of nonvested shares at December 31, 2007	1,023,282	$7.08
Granted	1,474,000	1.38
Vested	(262,906)	6.90
Forfeited	(278,251)	6.71

Balance of nonvested shares at December 31, 2008	1,956,125	2.87
Granted	1,846,500	1.24
Vested	(962,562)	2.41
Forfeited	(402,250)	2.10

Balance of nonvested shares at December 31, 2009	2,437,813	1.94
Granted	1,569,000	1.21
Vested	(1,197,279)	2.09
Forfeited	(352,471)	1.45

Balance of nonvested shares at December 31, 2010	2,457,063	$1.47

The total fair value of the unvested restricted stock awards at grant date was $3.6 million as of December 31, 2010.

Total shares available for grant under the 2003 Plan was 86,806 at December 31, 2010.

The following table summarizes information about stock options outstanding as of December 31, 2010:

	Options Outstanding				Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 12/31/10 of $1.42	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 12/31/10 of $1.42
$ 0.81 - $ 1.12	212,248	8.10	$1.04	$81,685	90,261	$1.03	$35,394
$ 1.25 - $ 1.59	187,900	6.20	1.38	11,908	80,763	1.41	1,408
$ 2.18 - $ 3.14	208,085	5.87	2.95	—	168,337	2.92	—
$ 3.15 - $15.35	65,198	4.87	6.47	—	59,843	6.70	—

$ 0.81 - $15.35	673,431	6.57	$2.25	$93,593	399,204	$2.75	$36,802

The aggregate intrinsic value represents the net value which would have been received by the option holders had all option holders exercised their in-the-money options as of December 31, 2010. The Company received cash proceeds from the exercise of stock options of $18,000, $8,000 and $32,000 in the years ended December 31, 2010, 2009 and 2008, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2010, 2009 and 2008 was approximately $5,000, $5,000 and $56,000, respectively.

Employee Stock Purchase Plan

In 1999, our board of directors adopted and our shareholders approved the 1999 Employee Stock Purchase Plan (the Purchase Plan) and further amended the Purchase Plan on December 15, 2005 with regard to the discount price. The Purchase Plan is available for all full-time employees possessing less than 5% of combined voting power on all outstanding classes of stock. The Purchase Plan provides for the issuance of common stock at a purchase price of 95% of the fair value of the common stock at the purchase date. Purchase of shares is made through employee payroll deductions and may not exceed 15% of an employee’s total compensation. The Purchase Plan terminated on the last business day in October 2009 in accordance with the Purchase Plan. Prior to the amendment on December 15, 2005, the Purchase Plan provided for the issuance of common stock at a purchase price of 85% of the fair value of the common stock at the beginning or end of the offering period, whichever was lower. As of December 31, 2010, a total of 167,433 shares had been issued under the Purchase Plan.

Warrants

In conjunction with an equity transaction in February 2006, we issued warrants to purchase common shares of our stock. The following table summarizes the terms of those outstanding warrants:

Date of Issuance	Exercise Price	Warrants Outstanding at December 31, 2010	Term from Date of Issuance
February 7, 2006	$4.28	799,999	Five Years

These warrants expired on February 7, 2011.

10. Related Party Transactions

We made purchases of computer equipment and services from several vendors including Hewlett-Packard, one of our largest clients that contributed 10% or more of our net revenue for the year ended December 31, 2010. During the years ended December 31, 2010, 2009 and 2008, we purchased equipment from Hewlett-Packard totaling approximately $122,000, $53,000 and $217,000, respectively.

The Chairman of our board of directors also serves on the board of Saama Technologies, a technology services firm. During the year ended December 31, 2010, we paid Saama Technologies approximately $11,000 for technology services. During the years ended December 31, 2009 and 2008, we paid Saama Technologies approximately $170,000 and $290,000, respectively, for technology services. We may continue to utilize their services and may expand the scope of Saama Technologies’ engagement.

In October 2007, we closed an OEM licensing agreement with Market2Lead, Inc. (“Market2Lead”), a software-as-a-service provider of business-to-business automated marketing solutions, to further enhance LeadWorks, Rainmaker’s on-demand marketing automation application. In connection with this agreement, Rainmaker provided Market2Lead with growth financing of $2.5 million in secured convertible and term debt. In October 2008, one-half of the debt was converted into preferred shares of Market2Lead. In May 2010, we received payment from Market2Lead for the $1,250,000 in remaining term debt plus accrued interest of approximately $170,000 as Market2Lead was sold. In connection with this sale, we took a non-cash charge in the first quarter of 2010 for the carrying value of our minority equity investment of $740,000. We no longer carry any values on our balance sheet related to Market2Lead. During the year ended December 31, 2010, we did not utilize the services of Market2Lead. During the years ended December 31, 2009 and 2008, we paid Market2Lead approximately $94,000 and $264,000, respectively, for marketing services.

11. Employee Benefit Plan

We have a defined contribution benefit plan established under the provisions of Section 401(k) of the Internal Revenue Code. All employees may elect to contribute up to 20% of their compensation to the plan through salary deferrals, subject to annual limitations. We previously matched 25% of the first 6% of the employee’s compensation contributed to the plan. During the first quarter of 2009, we eliminated the Company match for the foreseeable future. Participants’ contributions are fully vested at all times. Our contributions vest incrementally over a four-year period. During the years ended December 31, 2010 and 2009, the Company had no matching contributions to the plan and incurred a credit of approximately $15,000 and $31,000, respectively, relating to forfeitures under the plan. During the year ended December 31, 2008, we expensed $195,000, net of forfeitures, relating to our contributions under the plan.

12. Interest and Other Expense, Net

The components of interest and other expense, net are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Interest income	$37	$93	$865
Interest expense	(239)	(220)	(112)
Currency transaction gain (loss)	(53)	41	96
Write-down of investment	(740)	—	(749)
Other	—	—	(134)

	$(995)	$(86)	$(34)

Interest income represents interest received from investing a portion of our cash balance in short-term interest bearing deposit accounts along with accrued interest on a note receivable from our investment in a privately-held company made in 2007 and repaid in full during 2010.

For the year ended December 31, 2010, interest expense primarily relates to interest incurred on the Credit Facility at a fixed rate of 6%. Other debt did not significantly impact interest expense in 2010 as the notes payable related to the CAS Systems acquisition were repaid in January 2010 and borrowings on the Loan Line Facility and Overdraft Facility occurred in December 2010. For the years ended December 31, 2009 and 2008, interest expense primarily related to interest incurred on the Credit Facility and notes payable from the CAS Systems acquisition at a fixed rate of 5.36%. Interest expense is net of interest capitalized with regard to the development of our internal use software/systems. We capitalized interest totaling $9,000, $3,000 and $3,000 during the years ended December 31, 2010, 2009 and 2008, respectively.

Currency transaction gain (loss) is primarily due to the fluctuation of currency exchange rates among the U.S. Dollar, the Philippine Peso, the British Pound and the Euro. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.

The write-down of investment in 2010 and 2008 relates to our former investment in Market2Lead, a privately-held company. In October 2007, we provided $2.5 million in growth capital to this privately-held company. The transaction was structured as a $1.25 million convertible loan and a $1.25 million term loan secured by substantially all of the assets of the privately-held company including intellectual property. We also received a warrant as a part of this transaction to purchase approximately 411,000 shares of common stock of the privately-held company. In October 2008, the convertible debt automatically converted to 619,104 shares of Series A Preferred stock of the privately-held company. Because the private equity investment represented less than 20% in the investee company, and because the Company did not have significant influence on the investee company, the investment was accounted for in accordance with the cost method. In the fourth quarter of 2008, we took an impairment charge of approximately $749,000, which represented a write-off of the remaining carrying value of the warrant of $239,000 and a write-down of the carrying value of the investment in Series A Preferred stock of the privately-held company of $510,000 in order to write-down these assets to their respective fair values. In May 2010, we received payment from Market2Lead for the $1,250,000 in remaining term debt and recorded an impairment charge of $740,000 to write-off our minority equity investment. We no longer carry any values on our balance sheet related to Market2Lead.

13. Subsequent Events

On January 28, 2011, we filed a form S-3 registration statement and on February 18, 2011, we filed a form S-3/A amended registration statement for the potential issuance of up to $15 million of securities in the form of our common stock, preferred stock, warrants, units, and/or debt securities, subject to SEC rules limiting any issuance under such registration statement to one-third of our nonaffiliate market capitalization (“public float”) over any period of 12 calendar months for so long as our public float is less than $75 million. We may choose any combination of such securities depending on the market conditions at the time of issuance, if any.

A client that provides business process call center services that has been outsourcing its Asia call center activities to us was acquired in December 2010. We are currently in discussions with this client’s new parent company to provide managed call center services for their new facility. This may take affect in the next three to nine months. This is likely to result in some decrease in revenue compared to the outsourced call center services we now provide this client. The outcome of this negotiation is presently unknown. The potential impact on revenue is not determinable at this time. It’s possible that our current agreement with this client could terminate without transitioning to a new managed services arrangement if we are not able to come to mutually agreeable terms. Services to this client accounted for approximately 6% of our 2010 annual net revenue.

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

Based on their evaluation as of December 31, 2010, our management, including our principal executive officer and principal financial officer, has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. This system of internal accounting controls is designed to provide reasonable assurance that assets are safeguarded, transactions are properly recorded and executed in accordance with management’s authorization and financial statements are prepared in accordance with GAAP. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management’s report in this annual report.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Registrant

The following table provides the name, age and positions of our directors and executive officers as of March 2, 2011.

Name	Age	Position
Michael Silton	46	President, Chief Executive Officer and Director
Steve Valenzuela	54	Senior Vice President, Finance, Chief Financial Officer and Corporate Secretary
Phil Johnson	57	Vice President, Human Resources
Tom Venable	49	Senior Vice President, Sales and Marketing
Alok Mohan (1)(2)(3)	62	Chairman of the Board
Robert Leff (1)(3)	64	Director
Mitchell Levy (2)(3)	50	Director
Bradford Peppard(1)(2)	56	Director
Gary Briggs	48	Director

(1)	Member of the Audit Committee
(2)	Member of the Governance and Nominating Committee
(3)	Member of the Compensation Committee

Set forth below is a description of the backgrounds, including business experience over the past five years, for each of our directors and executive officers.

Michael Silton, 46, has served as Chief Executive Officer of our Company since it became publicly listed in November 1999 and as President of our Company since March 2005. He also served as Chairman of the Board since our Company’s inception through July 2003. In 1991, he founded our former business UniDirect, which specialized in the direct marketing and sales of business software. Mr. Silton was nominated as a director of our Company due to his extensive marketing experience and background working in various capacities in the software industry and his extensive knowledge of our business and industry. Mr. Silton’s work experience enables him to bring valuable perspectives that are core to our Company’s business.

Steve Valenzuela, 54, joined our Company in September 2004 as Vice President, Finance and Chief Financial Officer, was appointed Corporate Secretary in March 2005, and was appointed Senior Vice President in April 2007. Prior to joining our Company, from February 2003 to September 2004, Mr. Valenzuela served as the Vice President of Finance and Chief Financial Officer for the Thomas Kinkade Company, formerly Media Arts Group. From September 2000 to July 2002, Mr. Valenzuela served as the Senior Vice President and Chief Financial Officer for Silicon Access Networks, and from February 1999 to August 2000 as Senior Vice President and Chief Financial Officer for PlanetRx. Prior to PlanetRx, from August 1998 to February 1999, Mr. Valenzuela served as the Chief Financial Officer for LinkExchange. Mr. Valenzuela earned an MBA from Santa Clara University and a BS degree in Accounting from San Jose State University.

Philip Johnson, 57, joined our Company in February 2007 as Vice President, Human Resources. In his previous position as Vice President, Human Resources and Administration at InfoGain from 1997 to 2006, Mr. Johnson was responsible for hundreds of employees in offices spread across the Americas, Europe and India. Prior to InfoGain, Mr. Johnson served from 1990 to 1997 at Tandem Computers, a global multi-million dollar corporation, as VP Human Resources and Public Affairs. There, he helped build a human resource organization sustaining a staff of thousands worldwide. Additionally, Mr. Johnson served as VP, Human Resources, for Altos Computer Systems, an international company employing over a thousand high-tech professionals.

Tom Venable, 49, joined our Company on December 6, 2010 as Senior Vice President of Sales and Marketing. Mr. Venable brings more than 20 years of experience with software, e-commerce and Internet business models, including more than seven years as a senior sales executive with Digital River. At Digital River he served as Senior Vice President, Sales and Business Development, directing new client acquisition, business development and revenue generation organizations. Immediately prior to Rainmaker, from January 2010 to December 2010, Mr. Venable served as a Senior Vice President at Incentium. Prior to Incentium, Mr. Venable served as Vice President of Digital River from January 2009 to January 2010. From March 2007 to January 2009, Mr. Venable served as Executive Vice President, Sales & Marketing at InnoCentive, and from January 2002 to March 2007, Mr. Venable served as Senior Vice President, Sales and Business Development at Digital River.

Alok Mohan, 62, has served as a director of our Company since 1996 and as our Company’s Chairman of the Board since July 2003. Mr. Mohan also serves on the Company’s Audit Committee, Compensation Committee and its Governance and Nominating Committee. Mr. Mohan also serves on the board of directors of Saama Technologies, a privately held technology services firm, since April 2006, as well as Crystal Graphics, Inc. and WSO2, Inc., and served on the board of directors of Tech Team Global, Inc., a provider of outsourced, multilingual help desk services and specialized IT solutions listed on the Nasdaq Global Market, from May 2006 to May 2009. Mr. Mohan served as the Chairman of the board of directors of Tarantella, until its acquisition by Sun Microsystems in 2005. Prior to that appointment, he served as Chief Executive Officer of Santa Cruz Operations, or SCO, from July 1995 until April 1998 and served on its board from May 2001 to 2005. Prior to that, from May 1994 to July 1995, Mr. Mohan served as Senior Vice President, Operations and Chief Financial Officer of SCO. Prior to joining SCO, Mr. Mohan was employed with NCR, a business software and services company, where he served as Vice President of Strategic Planning and Controller from July 1993 to May 1994. From January 1990 until July 1993, Mr. Mohan served as Vice President and General Manager of the Workstation Products Division at NCR. The Board nominated Mr. Mohan due to his extensive software background, which enables him to bring a deep understanding of software companies and their need for the outsourced services that Rainmaker provides, as well as valuable insights to our technology offerings.

Robert Leff, 64, has served as a director of the Company since 1996. He is currently a member of the Company’s Audit Committee and our Compensation Committee. Mr. Leff is a strategic consultant to early and growth stage companies in the personal computer industry since 1995. He is also a director of PackageX, a private company that delivers a web-based collaboration system for the packaging industry and Forfront TeleCare which links behavioral experts such as psychiatrists and clinical psychologists to patients in smaller and remote healthcare facilities like nursing homes and clinics through their unique telehealth solution. In March 2001, while Mr. Leff served on the Board of Directors and as acting Chief Executive Officer of Hiho Technologies, Inc., Hiho Technologies, Inc. completed an assignment for the benefit of creditors. Mr. Leff co-founded Merisel (formerly Softsel Computer Products) in 1980 and successfully developed the venture into one of the nation’s largest and fastest growing service companies. In 1993, Merisel was named to both the Forbes 500 and Fortune Service 500 lists. Mr. Leff served as President of Softsel for five years. Under his direction the company grew rapidly into a $200 million multinational computer products distributor. In 1985, Softsel was rated the fourth fastest growing private company in the US by Inc. magazine. As Co-Chairman and European Managing Director he ran the company’s European operations from its London headquarters during 1985 and 1986. He was responsible for product acquisitions from 1986 through 1990 and then served as Senior Vice President of Worldwide MIS through 1992. Mr. Leff was named one of the PC industry’s 25 most influential executives by CRN (Computer Reseller News) in 1988. In 1994, he retired from Merisel. Prior to founding Softsel, he worked in various data processing development and management positions for companies including BASF, Informatics and Citibank. Mr. Leff earned a BS degree in business administration and a MS degree in computer science from the University at Albany. The Board nominated Mr. Leff in consideration of his extensive operational and management experience in various industries together with a background in finance, which allows him to provide valuable guidance to our Company in a number of ways.

Mitchell Levy, 50, has served as a director of our Company since 2004 and is currently Chairman of the Company’s Governance and Nominating Committee, and a member of our Compensation Committee for nearly 3 years. Since September 2004, he has served as Chief Executive Officer of Happy About, a quick2publish book publishing company. Additionally, he has served as a partner in CXOnetworking since May 2007 and as President and CEO of ECnow.com, a strategic consulting firm, since November 1997, and served as a director of the Silicon Valley Executive Business Program from March 2003 to May 2009. Mr. Levy is an author, consultant, educator, and evangelist of strategic management, and a frequent public speaker on business trends. Previously, he was the conference chair at four Comdex conferences, founded and operated the E-Commerce Management Program at San Jose State University and spent nine years at Sun Microsystems, the last four of which he ran the eCommerce component of Sun Microsystems’ supply chain. The Board nominated Mr. Levy in consideration of his extensive eCommerce experience, as well as the strategic vision he offers to provide valuable guidance to our Company.

Bradford Peppard, 56, has served as a director of our Company since 2004 and is currently the Company’s Chairman of the Audit Committee and a member of our Governance and Nominating Committee. Since 2002, Mr. Peppard has been President of Lime Tree Productions, a strategic marketing consulting firm. Mr. Peppard also served as a Director of International Sales at Smith Micro. From 1999 to 2002, Mr. Peppard was President of CinemaScore Online, an online source of movie rating information. Prior to that, Mr. Peppard held Vice President of marketing positions at Aladdin Systems, Software Publishing Corporation and Quarterdeck Office Systems. Mr. Peppard’s financial experience includes positions as Treasurer of Trader Joe’s, Director of Finance and Administration (Controller) for CBS TV and CBS/Fox Studios, an MBA from Stanford Business School with a concentration in Finance, and prior audit committee experience with a number of public companies, including: Aladdin Systems, Monterey Bay Technology, and Oppenheimer Industries. The Board nominated Mr. Peppard in consideration of his extensive sales and marketing experience in various industries together with deep finance experience, which allows him to provide valuable guidance to our Company.

Gary Briggs, 48, was appointed to the board of directors of our Company effective March 30, 2010. Mr. Briggs has served as Vice President of Consumer Marketing at Google since October 2010. Mr. Briggs is Chairman of the Board of privately held Plastic Jungle, a leading web-based gift card exchange where he also served as the Chief Executive Officer, from 2008 through October 2010. Prior to his position at Plastic Jungle, Mr. Briggs served as Senior Vice President and Chief Marketing Officer at eBay from 2002 through 2008, responsible for eBay’s branding and marketing activities in North America, including advertising, Internet marketing, direct marketing, onsite merchandising, partner relationships, and core category initiatives. In his six-year career at eBay, Mr. Briggs held numerous positions including VP of Consumer Marketing for eBay U.S., VP of Global Marketing for PayPal, and General Manager for eBay Canada. Prior to his tenure at eBay, Mr. Briggs was a founder of OurHouse, Inc., an e-commerce company partnered with Ace Hardware, and has served in senior marketing positions with Pepsi-Cola and IBM. He was also an associate and engagement manager at McKinsey and Company. He earned a Bachelor of Arts degree in 1984 from Brown University and a Masters in Business Administration in 1989 from J.L. Kellogg Graduate School of Management, Northwestern University. The Board nominated Mr. Briggs in consideration of his strong marketing and e-commerce background that includes extensive expertise and experience with both large and small companies and the additional leadership qualities that he will bring to the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board of Directors, the executive officers of the Company and persons who hold more than ten percent (10%) of the Company’s outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act, of 1934 which require them to file reports with respect to their ownership of the Common Stock and their transactions in such Common Stock. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with, except as follows: the initial Form 3 and a Form 4 for our newly hired Senior Vice President, Sales and Marketing, Tom Venable, were filed late. Mr. Venable was hired on December 6, 2010, and received an initial grant of restricted shares on January 17, 2011; however, his Form 3 and the Form 4 relating to his January 2011 restricted share grant were filed late on January 21, 2011.

Code of Ethics

Our directors, officers and employees are required to comply with our Standards of Business Ethics and Conduct. The purpose of our Standards of Business Ethics and Conduct is to deter wrongdoing and to promote, among other things, honest and ethical conduct and to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. The Standards of Business Ethics and Conduct is intended to cover the requirement of a Code of Ethics for senior financial officers as provided by the SEC’s rules with respect to Section 406 of the Sarbanes-Oxley Act. Employees may submit concerns or complaints regarding ethical issues on a confidential basis by means of a telephone call to an assigned voicemail box or via e-mail. The Audit Committee investigates all such concerns and complaints.

Our Standards of Business Ethics and Conduct is posted on our website, at www.rmkr.com, under the company / investors / corporate governance link. We will also disclose any amendment to, or waiver from, a provision of the Standards of Business Ethics and Conduct that applies to a director or officer in accordance with applicable Nasdaq and SEC requirements.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee presently consists of Messrs. Leff, Mohan and Peppard. The Board has determined that Mr. Peppard, chairman of the Audit Committee, is an “audit committee financial expert” as defined under applicable SEC rules. The Board of Directors has also determined that Mr. Peppard is an “independent director” as defined under Nasdaq’s rules relating to listing on the Nasdaq Global Market.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Report—Executive Summary

Rainmaker’s executive compensation program for our named executive officers (NEOs) is administered by the Compensation Committee of the Board of Directors. The Compensation Committee currently consists of non-employee directors Robert Leff, Alok Mohan and Mitchell Levy. None of the Company’s executive officers serves as a member of the Compensation Committee of the Company. The Compensation Committee acts pursuant to a written charter, a copy of which is available on our website at www.rmkr.com.

The Compensation Committee is responsible for (i) reviewing and approving matters relating to employee compensation and benefit plans, (ii) reviewing and determining the salaries and bonuses of executive officers of the Company, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), and (iii) establishing the general compensation policies for such individuals. During 2008, the Compensation Committee delegated limited authority to our CEO to increase the base salary for the NEO’s, other than himself, by up to ten percent. With NEO retention as its purpose, this limited delegation of authority provides the CEO with an ability to negotiate to retain an executive officer if he deem necessary. As of March 2, 2011 our CEO has not exercised his discretionary authority. We believe that the compensation programs for the Company’s NEOs should reflect the Company’s performance and the value created for the Company’s stockholders. In addition, the compensation programs should support the short-term and long-term strategic goals and values of the Company, and should reward individual contributions to the Company’s success.

On behalf of our shareholders, the Compensation Committee has carefully monitored our executive compensation programs, and even reduced the salary of our CEO and CFO by 20% as a temporary cost-cutting measure in response to the economic downturn that struck in the first quarter of 2009. The Compensation Discussion and Analysis and tables that follow will show, we believe, structures for executive compensation that are appropriate and carefully considered in view of the Company’s objectives and industry conditions and practices. It is our general objective to provide our NEOs with (i) base salary at levels appropriate for our economic circumstances and the goals set for our management and (ii) performance-based incentives that reward solid financial performance with cash bonuses, restricted stock, and stock option awards.

Overall, the Compensation Committee believes that the compensation provided for NEOs in 2010 was appropriate based upon our financial performance, general economic conditions, our analysis of compensation of surveyed companies, our assessments of individual and corporate performance, and other relevant factors.

Compensation Discussion and Analysis

1. Named Executive Officers

This Compensation Discussion and Analysis explains how our compensation program is designed and operates with respect to our named executive officers (NEOs). Our NEOs include (i) our Chief Executive Officer (CEO), (ii) our two most highly compensated executive officers in the fiscal year ended December 31, 2010 and (iii) a departing executive that would have qualified as an NEO if still employed with us at December 31, 2010. Our NEOs are identified in the Summary Compensation Table that appears following this Compensation Discussion and Analysis.

2. Overview of Executive Compensation Philosophy and Objectives

Our Compensation Committee firmly believes that the compensation provided to our NEOs should directly reflect the financial performance of the Company, and be closely tied to stockholder value. Our compensation plans are consequently designed to link individual rewards with the Company’s performance by applying objective, quantitative factors including the Company’s own business performance and general economic factors. We also rely upon subjective and qualitative factors such as technical expertise, leadership and management skills when structuring executive compensation in a manner consistent with our pay-for-performance philosophy.

In addition to providing our NEOs with compensation opportunities that are based upon their personal performance, the financial performance of the Company and their individual contribution to that performance, our Compensation Committee generally provides our NEOs with compensation that is competitive enough to retain highly skilled individuals. The Company is engaged in a very competitive industry, and the Company’s success depends upon its ability to attract and retain qualified executives through the competitive compensation packages it offers to such individuals.

3. Procedures for Determining Executive Compensation

In making its decision, the Compensation Committee considers all aspects of NEO compensation, and takes into account (i) our corporate performance, (ii) the CEO’s recommendations with respect to the total compensation for all NEOs, including his own, and (iii) the Radford Executive Compensation Survey data that our Human Resources department summarizes for the Compensation Committee. In its sole discretion, the Compensation Committee may accept or reject, in whole or in part, the recommendations of our CEO. The Compensation Committee does not use a consultant, but has received some advice from Paul, Hastings, Janofsky & Walker LLP, its outside legal counsel about industry practices generally. For 2010, the Compensation Committee reviewed the recommendations of our CEO with respect to the compensation of our NEOs, determined the appropriateness of the recommendations in accordance with the market data and our corporate performance, and approved such recommendations without adjustment.

4. Elements of Executive Compensation

The material components of compensation for our NEOs from year to year, as well as the specific principles and purpose of each component, are set forth below. We believe that these components of compensation are necessary and appropriate in order to attract and retain qualified executive officers. The compensation of our NEOs consists primarily of four major components:

•	Base salary;

•	Annual bonus;

•	Stock-based awards; and

•	Employee benefits programs:

•	Perquisites and other personal benefits

•	Severance and change in control benefits.

(a) Base Salary.    In general, base salary is the compensation for services rendered in the position that the NEO serves. We establish base salaries after considering a variety of factors including each NEO’s qualifications and experience, prior employment, industry knowledge, scope of responsibilities, and individual performance, as well as internal pay equity and market survey data. Specific weightings are not applied to these factors. Base salaries are generally set annually as part of the compensation review process.

(b) Annual Bonus.    Our pay-for-performance philosophy ensures that annual incentive compensation awards are tied to the achievement of business specific goals. Certain of the Company’s executive officers, including the CEO and CFO, have entered into employment agreements which provide for, in addition to base salary, bonuses to be awarded on the basis of the Company’s attainment of pre-established revenue and net income goals. It is the intent of the Compensation Committee to use these bonuses, in conjunction with the executive officer’s equity incentives, to tie a potentially large portion of the executive officer’s total compensation to the financial performance of the Company.

Our NEOs participate in one of two bonus programs that the Company maintains: (i) the Rainmaker Systems, Inc. Corporate Bonus Plan, which has been established for the benefit of our executive officers, and (ii) the Rainmaker Systems, Inc. General Manager Commission Plan, which has been established for the benefit of our general managers. The bonus plans are generally structured as follows, with changes made from year-to-year to reflect changing business needs and competitive circumstances:

•	At the beginning of each fiscal year, our CEO and CFO recommend quarterly and annual financial performance targets, as discussed below, subject to the approval of the Compensation Committee.

•

At the close of each quarter of the fiscal year, the Compensation Committee assesses the Company’s performance against the pre-established quarterly metrics. Provided that the Company achieves at least 80 percent of its quarterly goals, the NEOs receive after the close of such quarter a bonus based on their individual payout target percentage and the weighted value of the applicable goal.

•

Similarly, at the close of the fiscal year, the Compensation Committee assesses the Company’s performance against the pre-established annual metrics. Provided that the Company achieves at least 80 percent of its annual goals, the NEOs receive after the close of the fiscal year a bonus based on their individual payout target percentage and the weighted value of the applicable goal.

The bonus plans provide for cash bonuses to be paid quarterly and annually when certain predetermined performance targets are achieved. The amount of the quarterly and annual bonuses that we pay to our NEOs is determined by a formula that weighs our quarterly and annual achievement of pre-established revenue and income goals. A bonus is only paid in the event the Company achieves at least 80 percent of its performance target. If our performance for any measure falls between 80 percent and 100 percent, we interpolate to determine the applicable payout percentage. If our performance for any measure exceeds 100 percent, the bonus amount payable to each such officer in respect of such component of the bonus formula shall be increased by 2.5% for each whole 1% increment achieved above such 100% attainment. The table below sets forth the bonus plan in which each NEO participated in 2010, the bonus opportunity (expressed as a percentage of compensation), the performance targets, and the weights assigned to each target.

Fiscal Year 2010 Annual Bonus Plan

Executive	Plan	Target (% of base salary)	Performance Targets	Weight
			Corporate Bonus Plan
Michael Silton President, CEO and Director	Corporate Bonus Plan	100%	Company’s achievement of • Quarterly revenue	40%
Steve Valenzuela Sr. VP, CFO and Corporate Secretary	Corporate Bonus Plan	51%	• Quarterly profitability • Annual profitability	40 20	% %
Mark de la Vega Sr. VP, Products	Corporate Bonus Plan	43%
Philip Johnson VP, Human Resources	Corporate Bonus Plan	40%

In its August 27, 2009 meeting, the Compensation Committee approved the bonus plan and components for 2010.

(c) Stock-based Awards.    The Company maintains the 2003 Stock Incentive Plan (the 2003 Plan), which permits the Company’s Board of Directors or Compensation Committee to make awards of incentive stock options, non-qualified stock options, stock appreciation rights, shares, and restricted stock. These awards are designed to create a meaningful opportunity for stock ownership based upon the NEO’s current position with the Company, the NEO’s personal performance in recent periods and his or her potential for future responsibility and promotion over the term of the award. The relevant weight given to each of these factors varies from individual to individual. Each grant is also designed to align the interests of the executive officer with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. In past years, the Company has annually granted restricted stock awards, incentive stock options (subject to the volume limitations contained in the Internal Revenue Code), and non-qualified stock options under the 2003 Plan to certain executive officers. Our Board has established the third Monday of November as the day in which to make annual grants of restricted stock awards and stock option awards. The Board selected this time for grants because the annual grant dates in November generally fall within the middle of the fourth fiscal quarter (when the trading window is expected to be open). The Board has the flexibility to set grants at other dates during the year, but prefers this annual grant date in order to ensure that there is no timing, nor reason to time, our release of material non-public information for the purpose of affecting the value of executive compensation. Through authority delegated by the Board to the Chairman of the Compensation Committee, Robert Leff, the Compensation Committee may approve stock grants to new employees on the third Monday of each month following a new hire.

Regardless of when grants occur, the exercise price for stock options is always determined based on the closing market price of the Company’s common stock on the date of grant. Each stock option generally becomes exercisable in a series of installments over a four-year period, contingent upon the executive officer’s continued employment with the Company. Stock option awards generally vest 25% at the end of one year following the grant date and 1/36 each month during the following three years. Restricted stock awards generally vest quarterly following the award date. The Company does not have stock ownership requirements.

(d) Perquisites and Other Personal Benefits.    The NEOs receive perquisites, principally pursuant to their employment agreements that were in effect in 2010. In various cases, the perquisites include personal expense reimbursements relating to health care premiums, car allowance and financial and tax planning.

(e) Severance and Change in Control Payments.    Our NEOs are entitled to severance and change-in-control benefits pursuant to employment agreements or pursuant to offer letters entered into at the time of hire. The agreements were amended in December 2008 for compliance with section 409A of the Internal Revenue Code. The Company currently has employment agreements with Michael Silton, President, Chief

Executive Officer and Director; Steve Valenzuela, Senior Vice President, Finance, Chief Financial Officer and Corporate Secretary; and Philip Johnson, Vice President, Human Resources

The employment agreement, as amended, for Mr. Silton generally provides that if Mr. Silton’s employment is constructively terminated or terminated by the Company without cause, then Mr. Silton shall receive, with no duty to mitigate, the following: (i) an amount equal to one and one-quarter times Mr. Silton’s base salary and target annual bonus, to be paid in fifteen equal monthly payments; (ii) up to twelve months of health and life insurance benefits; and (iii) continued vesting of all unvested stock options and restricted stock awards up to fifteen months.

The employment agreement, as amended, for Mr. Valenzuela generally provides that if his employment is constructively terminated or terminated by the Company without cause, then Mr. Valenzuela shall receive, with no duty to mitigate, the following: (i) an amount equal to three-quarters times his base salary and target annual bonus, to be paid in nine equal monthly payments, (ii) nine months of health and life insurance benefits, and (iii) continued vesting of all unvested stock options and restricted stock awards for nine months.

To the extent not already vested, restricted stock awards and options to purchase Common Stock held by Mr. Silton and Mr. Valenzuela will immediately become vested in the event of a merger or other transaction in which more than 50% of the Company’s outstanding securities are transferred to persons different from those persons who are the Company’s stockholders prior to the merger or other transaction or upon the sale of all or substantially all the Company’s assets in complete liquidation or dissolution. Mr. Silton shall have not less than twelve months to exercise his unexercised options and Mr. Valenzuela shall have not less than nine months to exercise his unexercised options.

The employment agreement for Mr. Johnson, dated February 5, 2007, generally provides that if his employment is constructively terminated or terminated by the Company without cause, then Mr. Johnson shall receive, with no duty to mitigate, an amount equal to three months base salary.

(f) Inter-Relationship of Elements.    The Compensation Committee reviews overall compensation including base salary, bonus and stock/option grants to make sure they are commensurate with the executive’s position and experience, and determines the weighting of each component of compensation based on market survey information from the Radford Executive Compensation Survey data. The Compensation Committee allocates between long-term and currently-paid out compensation, based on market survey data, which shows the allocation of current paid-out compensation and long-term compensation for comparable positions in the same general geographic area. Quarterly and annual cash bonuses are intended to provide each executive incentives to achieve the financial objectives for the current fiscal period, whereas equity compensation is structured to reward the executive for long-term performance of the Company, since equity vests over a number of years—usually two to four years.

(g) Adjustment or Recovery of Awards.    Under Section 304 of Sarbanes-Oxley, if the Company is required to restate its financials due to material noncompliance with any financial reporting requirements as a result of misconduct, the CEO and CFO must reimburse us for (1) any bonus or other incentive-based or equity-based compensation received during the 12 months following the first public issuance of the non-complying document, and (2) any profits realized from the sale of securities during those 12 months. The Company does not have other policies or recovery rights with respect to NEO compensation, other than the vesting schedules described below.

(h) Financial Accounting Considerations.    The relative expense associated with stock option and restricted stock awards factored into the Compensation Committee’s decision to consider restricted stock awards in addition to stock options, because of the volatility of the Company’s common stock and the resulting FAS123R stock option expense attached to stock options. The Compensation Committee feels that the option value for purposes of computing the FAS123R expense attached to stock options is disproportionately high and that restricted stock provides NEOs with an appropriate long term incentive.

(i) Tax Considerations.    Section 162(m) of the Code imposes a limitation on the deductibility for federal income tax purposes of compensation exceeding $1.0 million paid to certain executive officers. Compensation above $1.0 million is not subject to the limitation if it is “performance-based compensation” within the meaning of the Code. The Company anticipates that any compensation deemed paid by it (whether by the disqualifying disposition of incentive stock options or the exercise of non-statutory stock options) in connection with options with exercise prices equal to the fair market of option shares on the grant date will qualify as performance-based compensation for purposes of Section 162(m) and will not have to be taken into account for purposes of the $1.0 million limitation per covered individual. Because all compensation paid to the executive officers has not approached the 162(m) limitation, the Compensation Committee has not had to use any of the available exemptions from the deduction limit.

We have granted stock options as incentive stock options in accordance with Section 422 of the Internal Revenue Code, subject to the volume limitations. Generally, the exercise of an incentive stock option does not trigger any recognition of income or gain to the holder. If the stock is held until at least one year after the date of exercise (or two years from the date the option is granted, whichever is later), all of the gain on the sale of the stock, when recognized for income tax purposes, will be capital gain rather than ordinary income to the recipient. Consequently, we do not receive a tax deduction. For stock options that do not qualify as incentive stock options, we are entitled to a tax deduction in the year in which the stock options are exercised equal to the spread between the exercise price and the fair market value of the stock for which the stock option was exercised. The holders of the non-qualified stock options are generally taxed on this same amount in the year of exercise.

Compensation Earned

The table below summarizes the compensation paid by the Company to the CEO, CFO and other named executive officers for the fiscal years ended December 31, 2010, 2009 and 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)(5)	Total ($)
Michael Silton	2010	389,942	—	552,000	—	—	—	56,922	998,864
President, Chief Executive Officer and Director	2009	322,313	—	697,500	—	—	—	58,554	1,078,367
	2008	405,000	—	421,200	—	211,479	—	43,128	1,080,807

Steve Valenzuela	2010	279,218	—	241,500	—	—	—	30,618	551,336
Senior Vice President, Chief Financial Officer and Corporate Secretary	2009	243,340	—	329,500	—	—	—	31,024	603,864
	2008	290,000	—	210,600	—	77,230	—	38,708	616,538

Mark de la Vega (6)	2010	209,949	—	115,000	—	—	—	5,707	330,656
Senior Vice President, Products	2009	192,994	—	172,000	—	—	—	6,224	371,218
	2008	129,375	—	208,325	—	14,510	—	7,012	359,222

Philip Johnson	2010	192,564	—	115,000	—	—	—	12,717	320,281
Vice President, Human Resources	2009	167,821	—	143,500	—	—	—	8,468	319,789
	2008	200,000	—	73,710	—	42,035	—	11,784	327,529

(1)	In August 2009, the Compensation Committee decided that the base salaries that the NEOs would receive in 2010 be held at the same levels that were in effect in 2009. However, as a temporary response to the broad economic downturn that affected the Company and its industry in early 2009, the Company’s Board of Directors decided on March 16, 2009, to reduce the salaries of the CEO, CFO, Mr. de la Vega and Mr. Johnson by 20% for the six-month period that began April 1, 2009. When economic conditions improved later in 2009, the Company’s Board of Directors restored each NEO’s salary reductions by reinstating one-half such reductions on December 1, 2009, and the other half on March 1, 2010.
(2)	Bonus relates to discretionary compensation, which was not awarded in 2008, 2009 or 2010.

(3)	In 2010, the NEOs received restricted stock awards pursuant to the 2003 Plan. The Compensation Committee and the Board of Directors approved the awards of restricted stock for 2010 (but not stock options) on November 15, 2010. The awards made in November 2010 will vest in equal quarterly amounts over two years following the award date. The Compensation Committee and Board of Directors decided to shorten from the four-year schedule used prior to 2009 because of the volatility of the market in 2009 and 2010. Stock award amounts in this table relate to the aggregate grant date fair value of restricted stock awards granted to the NEO during the respective year calculated in accordance with FASB ASC Topic 718 (formerly FAS 123R). Please see Note 9 in the Notes to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2010 for assumptions used in calculating these amounts.
(4)	Our NEOs are eligible to receive non-equity incentive plan compensation, which is a bonus paid based on a measurable attainment schedule. During 2008, our NEOs were paid non-equity incentive plan compensation based on the achievement of performance goals. During 2009 and 2010, the performance goals were not achieved and no such bonus compensation was paid to any NEO.
(5)	The figures reported in the “All Other Compensation” column above for 2010 include the following items:

Executive	Company- paid Medical	Financial Planning	Auto Allowance	Company- paid Life Insurance	Severance Payment	Total
Michael Silton	$15,550	$3,727	$22,182	$15,464	$—	$56,922
Steve Valenzuela	$19,527	$—	$11,091	$—	$—	$30,618
Mark de la Vega	$5,707	$—	$—	$—	$—	$5,707
Philip Johnson	$12,717	$—	$—	$—	$—	$12,717

(6)	Mark de la Vega’s hire date was June 9, 2008, and he resigned on December 3, 2010.

Outstanding Equity Awards

The following table sets forth certain information regarding the stock option grants and stock awards to the named executive officers as of the end of 2010.

Outstanding Equity Awards at December 31, 2010

Option Awards						Stock Awards
Name and Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexerciseable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($/ Share)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That Have not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Right That Have not Vested ($/Share)
Michael Silton
11/15/10	—	—	—	—	—	480,000	$681,600	—	—
11/16/09	—	—	—	—	—	182,500	$259,150	—	—
11/17/08	—	—	—	—	—	260,000	$369,200	—	—
11/19/07	—	—	—	—	—	60,000	$85,200	—	—

Steve Valenzuela
11/15/10	—	—	—	—	—	210,000	$298,200	—	—
11/16/09	—	—	—	—	—	92,500	$131,350	—	—
11/17/08	—	—	—	—	—	130,000	$184,600	—	—
11/19/07	—	—	—	—	—	16,250	$23,075	—	—

Philip Johnson
11/15/10	—	—	—	—	—	100,000	$142,000	—	—
11/16/09	—	—	—	—	—	37,500	$53,250	—	—
11/17/08	—	—	—	—	—	45,500	$64,610	—	—
11/19/07	—	—	—	—	—	10,000	$14,200	—	—
2/19/07	—	—	—	—	—	3,750	$5,325	—	—

(1)	Market value of shares that have not vested was calculated by using our closing market price at December 31, 2010 of $1.42.

Compensation of Directors

Director Compensation Table

Name and Title	(1) Fees Earned or Paid in Cash ($)	(2) Stock Awards ($)	(2) Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Alok Mohan, Chairman	99,936	67,500	—	—	—	—	167,436
Robert Leff, Director	48,628	27,000	—	—	—	—	75,628
Brad Peppard, Director	47,088	27,000	—	—	—	—	74,088
Mitchell Levy, Director	47,088	27,000	—	—	—	—	74,088
Gary Briggs, Director	25,002	—	16,000	—	—	—	41,002

(1)	Includes retainer fees as applicable to each Director’s position on the Board and their participation in additional committees as well as any reimbursement for travel or other fees.
(2)	Stock award amounts in this table relate to the aggregate grant date fair value of restricted stock awards and stock option awards granted to the director during the respective year calculated in accordance with FASB ASC Topic 718 (formerly FAS 123R). Please see Note 9 in the Notes to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2010 for assumptions used in calculating these amounts.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table sets forth information as of December 31, 2010 with respect to shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans, including our 2003 Stock Incentive Plan and our 1999 Employee Stock Purchase Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	3,130,494	$2.25	86,806	(1)

(1)	Includes 86,806 shares of our common stock remaining available for future issuance under our 2003 Stock Incentive Plan as of December 31, 2010. Our 1999 Employee Stock Purchase Plan expired as of October 31, 2009 and no shares remain for future issuance under this plan.

Ownership of Securities

The following table sets forth certain information as of March 2, 2011, regarding the ownership of our common stock by (i) each person, to our knowledge, who is known by us to beneficially own more than five percent of our common stock, (ii) each named executive officer, (iii) each of our company’s directors, and (iv) all of our company’s directors and executive officers as a group. This table lists applicable percentage ownership based on 23,278,311 shares of common stock outstanding as of March 2, 2011. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Shares subject to options or warrants that are exercisable currently or within 60 days of March 2, 2011, are deemed to be outstanding and beneficially owned by the person for the purpose of computing share and percentage ownership of that person. They are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them. Unless otherwise indicated, all addresses for the stockholders set forth below is c/o Rainmaker Systems, Inc., 900 East Hamilton Avenue, Suite 400, Campbell, California 95008.

Name of Beneficial Owner	Number of Shares Beneficially Owned (Including the Number of Shares Shown in the Second Column)	Number of Shares Owned as a Result of Options and Warrants Exercisable Within 60 Days of March 2, 2011	Percentage of Shares Outstanding
Diker Management LLC (1)	2,676,955	—	11.5%
Michael Silton	2,375,965	—	10.2
Lacuna Hedge Fund LLLP (2)	2,050,787	—	8.8
Steve Valenzuela	675,315	—	2.9
Alok Mohan	424,012	47,200	1.8
Philip Johnson	277,906	—	1.2
Robert Leff	240,988	47,200	1.0
Bradford Peppard	150,289	—	*
Mitchell Levy	132,945	—	*
Mark de la Vega(3)	76,738	—	*
Gary Briggs	10,000	10,000	*
All directors and officers as a group (10 persons)	4,364,158	104,400	18.7%

*	Less than 1%
(1)	Beneficial ownership information is based on information contained in Amendment No. 7 to Schedule 13G filed with the SEC on February 14, 2011 by Diker GP, L.L.C. on behalf of itself and affiliated persons and entities.
(2)	Beneficial ownership information is based on information contained in Amendment No. 2 to Schedule 13G filed with the SEC on February 10, 2011 by Lacuna Hedge Fund LLLP on behalf of itself and affiliated persons and entities.
(3)	Mark de la Vega left the Company effective December 3, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Chairman of our Board of Directors also serves on the board of Saama Technologies, a technology services firm. During the year ended December 31, 2010, we paid Saama Technologies approximately $11,000 for technology services. During the prior year, we paid Saama Technologies $170,000 for technology services. We may continue to utilize their services and may expand the scope of Saama Technologies’ engagement.

Although no formal written policy is in place, our Board of Directors is responsible for reviewing and approving the terms and conditions of all significant related party transactions.

Director Independence

The Board of Directors has determined that each of Messrs. Leff, Levy, Mohan, Peppard and Briggs is “independent,” as that term is defined by applicable rules of the SEC and the Nasdaq Global Market.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

BDO USA, LLP (“BDO”) was engaged as the Company’s independent registered public accounting firm on October 7, 2004. Audit services provided by BDO during the 2010 fiscal year included the audit of our annual financial statements and services related to filings with the SEC and other regulatory bodies.

Principal Accountant Fees and Services

For the fiscal years ended December 31, 2010 and 2009, BDO, our independent registered public accounting firm, billed the approximate fees set forth below:

Audit Fees

Aggregate fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and internal control over financial reporting, reviews of the interim condensed consolidated financial statements included in quarterly filings, and services that are normally provided by BDO in connection with statutory and regulatory filings or engagements, including comfort letters and consents, except those not required by statute or regulation. Aggregate fees billed for audit services were $388,246 and $349,284 for the years ended December 31, 2010 and 2009, respectively.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include due diligence and audits in connection with acquisitions, and consultations concerning financial accounting and reporting standards. Aggregate fees billed for audit-related services were $0 and $11,569 for the years ended December 31, 2010 and 2009, respectively.

Tax Fees

Tax fees consist of fees billed for professional services rendered for state and federal tax compliance and advice, and tax planning. Aggregate fees for tax services were $81,852 and $107,301 during the years ended December 31, 2010 and 2009, respectively.

All Other Fees

None.

All engagements for services by BDO or other independent registered public accountants are subject to pre-approval by the Audit Committee; however, de minimis non-audit services may instead be approved in accordance with applicable SEC rules. The pre-approval of the Audit Committee was obtained for all services provided by BDO in the 2010 fiscal year.

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

3. Exhibit Index:

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

3.1(1)	Restated Certificate of Incorporation of Rainmaker Systems, Inc.

3.2(2)	Bylaws of Rainmaker Systems, Inc.

4.1(2)	Specimen certificate representing shares of common stock of Rainmaker Systems, Inc.

4.2(3)	Purchase Agreement dated as of February 19, 2004, by and among Rainmaker Systems, Inc. and the purchasers set forth on the signature pages thereto.

4.3(4)	Stock Purchase Agreement dated as of June 10, 2004, by and among ABS Capital Partners III, L.P., Tarentella, Inc., Rainmaker Systems, Inc., and the purchasers identified on the schedule thereto.

4.4(5)	Registration Rights Agreement dated as of June 10, 2004, by and among ABS Capital Partners III, L.P., Tarentella, Inc., Rainmaker Systems, Inc., the purchasers identified on the schedule thereto and SDS Capital Group SPC, Ltd.

4.5(6)	Form of Stock Purchase Agreement dated as of June 15, 2005, by and among Rainmaker Systems, Inc., and the purchasers identified on the signature page thereto.

4.6(7)	Form of Registration Rights Agreement dated as of June 15, 2005, by and among Rainmaker Systems, Inc. and the purchasers identified on the signature page thereto.

4.7(8)	Securities Purchase Agreement dated February 7, 2006, by and among the Company and the investors party thereto.

4.8(9)	Securities Purchase Agreement dated February 7, 2006, by and among the Company and the investors party thereto.

10.1(2)*	Form of Indemnification Agreement.

10.2(2)*	1999 Stock Incentive Plan.

10.3(2)*	1999 Stock Purchase Plan.

10.4(10)*	Form of Notice of Grant of Stock Option.

10.5(11)*	Form of Stock Option Agreement.

10.6(12)†	Internet Applications Division (IAD) Reseller Agreement dated March 22, 1999 between Sybase, Inc. and Rainmaker Systems, Inc.

10.7(13)†	Amendment No. 1, dated February 5, 2001, to Internet Applications Division (IAD) Reseller Agreement dated March 22, 1999 between Sybase, Inc. and Rainmaker Systems, Inc.

10.8(14)†	Non Technical Services Agreement, dated April 6, 2001 between Rainmaker Systems, Inc. and International Business Machines Corporation.

10.10(15)	Option Exchange Offer, dated November 30, 2001.

10.11(16)†*	Employment Agreement with Michael Silton, dated January 1, 2001.

10.12(17)†	Services Sales Outsourcing Partner Agreement dated September 25, 2000, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.13(18)†	Services Sales Outsourcing Partner Agreement, Amendment No. 1 dated January 2, 2001, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.14(19)†	Schedule 4, Operational Plan/Business Rules Document to Service Sales Outsourcing Partner Agreement dated September 25, 2000, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.15(20)†	Services Sales Outsourcing Partner Agreement dated August 1, 2002, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.16(21)†	Business Rules Approval dated September 5, 2002, between Rainmaker Systems, Inc. and Hewlett-Packard Company (amend/adds to Exhibit 10.23).

10.17(22)†	Amendment to Internet Applications Division (IAD) Reseller Agreement and Outsourcing Addendum dated June 12, 2002, between Rainmaker Systems, Inc. and Sybase, Inc.

10.18(23)	Business Rules Approval dated February 6, 2003, between Rainmaker Systems, Inc. and Hewlett-Packard Company (amends/adds to Schedule 4, Operational Plan/Business Rules Document to Service Sales Outsourcing Partner Agreement dated September 25, 2000, filed as Exhibit 10.23 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on November 14, 2002).

10.19(24)	Statement of Work for IBM ServicePac Sales Under IBM Non-Technical Service Agreement #4901AD0002 between International Business Machines and Rainmaker Systems, Inc. dated June 16, 2003 (amends/adds to the IBM Non-Technical Service Agreement #4901AD0002 dated April 6, 2001 filed as Exhibit 10.27 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on August 10, 2001).

10.21(25)	Agreement and Plan of Merger, dated as of February 8, 2005, by and among Rainmaker Systems, Inc., CW Acquisition, Inc., Quarter End, Inc., the individuals listed on Exhibit A thereto and Jeffrey T. McElroy.

10.22(26)*	Amendment of Employment Agreement between Rainmaker Systems, Inc. and Michael Silton dated February 24, 2005.

10.23(27)*	Employment Agreement between Rainmaker Systems, Inc. and Steve Valenzuela dated February 24, 2005.

10.24(28)	Asset Purchase Agreement, dated as of July 1, 2005, by and among Rainmaker Systems, Inc., Sunset Direct, Inc., Launch Project LLC, The Members Identified on the signature page thereto, and Chad Nuss, as Representative.

10.25(29)	Asset Purchase Agreement, dated as of May 12, 2006, by and among Rainmaker Systems, Inc., Business Telemetry, Inc., The Shareholders identified on the signature page thereto, and Kenneth S. Forbes, III, as Representative.

10.26(30)	Asset Purchase Agreement by and among Rainmaker Systems, Inc., ViewCentral, Inc., certain shareholders of ViewCentral and Dan Tompkins, as representative.

10.27(31)†	Standard Services Agreement dated November 6, 2006 between Rainmaker Systems, Inc. and Hewlett Packard Company, a Delaware corporation.

10.28(32)†	Asset Purchase Agreement by and among Rainmaker Systems, Inc., Rainmaker Systems (Canada) Inc., CAS Systems, Inc., certain shareholders of CAS, Barry Hanson, as representative, and 3079028 Nova Scotia Company in respect of the purchase of substantially all of the assets of CAS Systems, Inc.

10.29(33)†	Asset Purchase Agreement by and among Rainmaker Systems, Inc., Rainmaker Systems (Canada) Inc., CAS Systems, Inc., certain shareholders of CAS, Barry Hanson, as representative, and 3079028 Nova Scotia Company in respect of the purchase of substantially all of the assets of 3079028 Nova Scotia Company.

10.30(34)	Promissory note between Rainmaker Systems, Inc. and CAS Systems, Inc.

10.31(35)	Promissory note between Rainmaker Systems (Canada) Inc., a Canadian federal corporation, and 3079028 Nova Scotia Company, a Nova Scotia unlimited liability company.

10.32(36)*	Amendment to Executive Employment Agreement, dated as of February 1, 2007, by and among Rainmaker Systems, Inc. and Michael Silton.

10.33(37)*	Amendment to Executive Employment Agreement, dated as of February 1, 2007, by and among Rainmaker Systems, Inc. and Steve Valenzuela.

10.34(38)†	Stock Purchase Agreement by and among Rainmaker Systems, Inc., Qinteraction Limited, and James F. Bere, as representative.

10.35(39)*	Amended and Restated Executive Employment Agreement, dated as of September 17, 2007, by and among Rainmaker Systems, Inc. and Moe Bawa.

10.36(40)*	Amendment of Employment Agreement, dated as of November 19, 2007, by and among Rainmaker Systems, Inc. and Michael Silton.

10.37(41)*	Amendment of Employment Agreement, dated as of November 19, 2007, by and among Rainmaker Systems, Inc. and Steve Valenzuela.

10.38(42)*	2003 Stock Incentive Plan, as amended and restated effective May 15, 2008.

10.39(43)*	Executive Employment Agreement, dated as of June 9, 2008, by and among Rainmaker Systems, Inc. and Mark de la Vega.

10.40(44)	Lease Agreement, dated as of September 24, 2008, by and among Rainmaker Systems (Canada) Ltd. as Tenant and 2748134 Canada Inc. as Landlord.

10.41(45)†	Global Inside Sales Program Statement of Work, dated as of March 31, 2009, and effective as of April 1, 2009, between Rainmaker Systems, Inc. and Sun Microsystems, Inc.

10.42(46)†	Addendum No. 1 to the Master Purchase Agreement, dated as of March 31, 2009, between Rainmaker Systems, Inc. and Sun Microsystems, Inc.

10.43(47)†	Contact Center Master Services Agreement, dated as of August 30, 2009, between Rainmaker Systems, Inc. and Hewlett-Packard Company.

10.44(48)	Second Amendment to Lease Agreement, dated as October 14, 2009, between Rainmaker Systems, Inc. and Legacy III Campbell, LLC.

10.45(49)	Loan and Security Agreement, dated as of November 17, 2009, between Rainmaker Systems, Inc. and Bridge Bank, N.A.

10.46(50)†	Master Services Agreement, dated as of June 29, 2006 between Rainmaker Systems, Inc. and Symantec Corporation.

10.47(51)†	Symantec Outsourced North American (NAM) Renewals Statement of Work effective as of April 1, 2008 between Rainmaker Systems, Inc. and Symantec Corporation.

10.48(52)†	Amendment Two to the Symantec Outsourced NAM Renewals Statement of Work, dated as of April 1, 2010 between Rainmaker Systems, Inc. and Symantec Corporation.

10.49(53)	Loan and Security Modification Agreement, dated as of September 28, 2010, between Rainmaker Systems, Inc. and Bridge Bank, N.A.

10.50(54)†	Vendor Services Agreement, dated as of February 26, 2010, between Rainmaker Systems, Inc. and Microsoft Corporation.

10.51(55)†	Statement of Work to the Vendor Services Agreement, dated as of September 20, 2010, between Rainmaker Systems, Inc. and Microsoft Corporation.

10.52(56)*	Offer letter, dated November 16, 2010, between Rainmaker Systems, Inc. and Thomas Venable.

14(57)	Standards of Business Ethics and Conduct.

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed by Rainmaker on April 21, 2006.
(2)	Incorporated by reference to the similarly numbered Exhibit to the Registration Statement on Form S-1/A filed by Rainmaker on October 22, 1999 (Reg. No. 333-86445).
(3)	Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 filed by Rainmaker on March 22, 2004 (Reg. No. 333-113812).
(4)	Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Rainmaker on June 18, 2004.
(5)	Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by Rainmaker on June 18, 2004.
(6)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on June 16, 2005.
(7)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rainmaker on June 16, 2005.
(8)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on February 10, 2006.
(9)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rainmaker on February 10, 2006.
(10)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed by Rainmaker on November 17, 1999 (Reg. No. 333-91095).
(11)	Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed by Rainmaker on November 17, 1999 (Reg. No. 333-91095).
(12)	Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed by Rainmaker on May 15, 2000.

(13)	Incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q filed by Rainmaker on May 2, 2001.
(14)	Incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q filed by Rainmaker on August 10, 2001.
(15)	Incorporated by reference to Exhibit (a)(1) to the Tender Offer Statement on Form SC TO-I filed by Rainmaker on November 30, 2001 (Reg. No 005-58179).
(16)	Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by Rainmaker on March 29, 2002.
(17)	Incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(18)	Incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(19)	Incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(20)	Incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(21)	Incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(22)	Incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 14, 2002.
(23)	Incorporated by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q filed by Rainmaker on May 15, 2003.
(24)	Incorporated by reference to Exhibit 10.32 to the Quarterly Report on Form 10-Q filed by Rainmaker on August 14, 2003.
(25)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on February 11, 2005.
(26)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on February 25, 2005.
(27)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Rainmaker on February 25, 2005.
(28)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on July 5, 2005.
(29)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on May 16, 2006.
(30)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on September 19, 2006.
(31)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on November 13, 2006.
(32)	Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Rainmaker on January 31, 2007.
(33)	Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by Rainmaker on January 31, 2007.
(34)	Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed by Rainmaker on January 31, 2007.
(35)	Incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed by Rainmaker on January 31, 2007.
(36)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on February 5, 2007.
(37)	Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Rainmaker on February 5, 2007.
(38)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on July 24, 2007.

(39)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on September 20, 2007.
(40)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on November 21, 2007.
(41)	Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Rainmaker on November 21, 2007.
(42)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on May 21, 2008.
(43)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on July 2, 2008.
(44)	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on October 7, 2008.
(45)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on September 30, 2009.
(46)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Rainmaker on September 30, 2009.
(47)	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 13, 2009.
(48)	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 13, 2009.
(49)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on December 8, 2009.
(50)	Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed by Rainmaker on March 31, 2010.
(51)	Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed by Rainmaker on March 31, 2010.
(52)	Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed by Rainmaker on March 31, 2010.
(53)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on October 4, 2010.
(54)	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q/A filed by Rainmaker on February 28, 2011.
(55)	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 12, 2010.
(56)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on December 8, 2010.
(57)	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed by Rainmaker on March 18, 2004.
†	Confidential treatment has previously been granted by the Commission for certain portions of the referenced exhibit.
*	Management contracts or compensatory plan or arrangement.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions *	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2010	$58	$226	$(182)	$102
Year ended December 31, 2009	$550	$(311)	$(181)	$58
Year ended December 31, 2008	$285	$637	$(372)	$550

*	Uncollectible accounts written off, net of recoveries.

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(in thousands)
Deferred tax asset valuation account:
Year ended December 31, 2010	$25,833	$2,008	$—	$27,841
Year ended December 31, 2009	$23,851	$1,982	$—	$25,833
Year ended December 31, 2008	$17,884	$5,967	$—	$23,851

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Campbell, State of California, on the 4th day of March 2011.

RAINMAKER SYSTEMS, INC.

By:	/s/ MICHAEL SILTON
Michael Silton, President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ STEVE VALENZUELA
Steve Valenzuela, Senior Vice President, Finance, Chief Financial Officer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ ALOK MOHAN
Alok Mohan, Chairman of the Board

By:	/s/ ROBERT LEFF
Robert Leff, Director

By:	/s/ MITCHELL LEVY
Mitchell Levy, Director

By:	/s/ BRADFORD PEPPARD
Bradford Peppard, Director

By:	/s/ GARY BRIGGS
Gary Briggs, Director