Form 10-Q
period 2011-03-31
RAINMAKER SYSTEMS INC
filed 2011-05-16
CIK 1094007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2011

COMMISSION FILE NUMBER 000-28009

RAINMAKER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0442860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

900 East Hamilton Ave., Suite 400

Campbell, California 95008

(address of principal executive offices) (zip code)

(408) 626-3800

(Registrant’s telephone number, including area code)

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

As of May 12, 2011, the registrant had 22,916,388 shares of Common Stock, $0.001 par value, outstanding.

RAINMAKER SYSTEMS, INC.

FORM 10-Q

AS OF MARCH 31, 2011

PART I.—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$9,400	$12,171
Restricted cash	5	88
Accounts receivable, less allowance for doubtful accounts of $53 at March 31, 2011 and $102 at December 31, 2010	7,072	6,889
Prepaid expenses and other current assets	1,358	1,087

Total current assets	17,835	20,235
Property and equipment, net	5,605	6,140
Intangible assets, net	317	432
Goodwill	5,324	5,269
Other non-current assets	875	833

Total assets	$29,956	$32,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,124	$6,706
Accrued compensation and benefits	1,768	1,168
Other accrued liabilities	3,079	2,792
Deferred revenue	2,584	2,820
Current portion of capital lease obligations	108	—
Current portion of notes payable	2,564	2,520

Total current liabilities	16,227	16,006
Deferred tax liability	409	384
Long-term deferred revenue	267	244
Other long-term liabilities	—	182
Capital lease obligations, less current portion	102	—
Notes payable, less current portion	1,348	1,834

Total liabilities	18,353	18,650

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 24,856,675 shares issued and 23,255,041 shares outstanding at March 31, 2011 and 24,750,009 shares issued and 23,275,199 shares outstanding at December 31, 2010	22	22
Additional paid-in capital	125,462	124,826
Accumulated deficit	(110,050)	(106,947)
Accumulated other comprehensive loss	(1,389)	(1,375)
Treasury stock, at cost, 1,601,634 shares at March 31, 2011 and 1,474,810 shares at December 31, 2010	(2,442)	(2,267)

Total stockholders’ equity	11,603	14,259

Total liabilities and stockholders’ equity	$29,956	$32,909

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net revenue	$8,789	$14,809
Cost of services	5,711	6,182

Gross margin	3,078	8,627

Operating expenses:
Sales and marketing	943	1,054
Technology and development	1,721	2,523
General and administrative	2,332	2,606
Depreciation and amortization	1,149	1,139
Gain on fair value re-measurement	(70)	—

Total operating expenses	6,075	7,322

Operating income (loss)	(2,997)	1,305
Interest and other expense, net	37	814

Income (loss) before income tax expense	(3,034)	491
Income tax expense	69	96

Net income (loss)	$(3,103)	$395

Basic net income (loss) per share	$(0.15)	$0.02

Diluted net income (loss) per share	$(0.15)	$0.02

Weighted average common shares
Basic	20,947	22,350

Diluted	20,947	22,375

See accompanying notes.

RAINMAKER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income (loss)	$(3,103)	$395
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,032	938
Amortization of intangible assets	117	201
Gain on fair value re-measurement	(70)	—
Stock-based compensation expense	625	777
Credit for allowance for doubtful accounts	(28)	(67)
Write-down of investment	—	740
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(156)	1,984
Prepaid expenses and other assets	(297)	144
Accounts payable	(612)	(1,780)
Accrued compensation and benefits	579	(357)
Other accrued liabilities	109	218
Income tax payable	51	(141)
Deferred tax liability	25	35
Deferred revenue	(218)	(348)

Net cash provided by (used in) operating activities	(1,946)	2,739

Investing activities:
Purchases of property and equipment	(446)	(510)
Restricted cash, net	83	(54)
Acquisition of business, net of cash acquired	—	(492)

Net cash used in investing activities	(363)	(1,056)

Financing activities:
Proceeds from issuance of common stock from option exercises	11	—
Proceeds from credit facility	—	1,700
Repayment of borrowings	(336)	(941)
Net repayment on overdraft facility	(109)	—
Proceeds from capital lease obligations	216	—
Repayment of capital lease obligations	(8)	(240)
Tax payments in connection with treasury stock surrendered	(175)	(149)
Purchases of treasury stock	—	(39)

Net cash provided by (used in) financing activities	(401)	331

Effect of exchange rate changes on cash	(61)	(17)

Net increase (decrease) in cash and cash equivalents	(2,771)	1,997

Cash and cash equivalents at beginning of period	12,171	15,129

Cash and cash equivalents at end of period	$9,400	$17,126

Supplement disclosures of cash flow information:
Cash paid for interest	$55	$66

Cash paid for income taxes	$3	$183

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in acquisition	$—	$701

Notes payable issued in acquisition	$—	$321

See accompanying notes.

RAINMAKER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

— UNAUDITED —

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The accompanying consolidated financial statements include the accounts of Rainmaker Systems, Inc. and its wholly-owned subsidiaries (“Rainmaker”, “we”, “our” or “the Company”). Rainmaker is a leading global provider of business-to-business, or B2B, e-commerce solutions that drive online sales and renewal for products, subscriptions and training for our clients and their channel partners. The Rainmaker solution combines cloud-based e-commerce solutions for online sales enhanced by global sales agents to drive additional revenue, increase client satisfaction and deliver maximum revenue while increasing ease of doing business at each phase of the customer buying cycle.

We are headquartered in Silicon Valley in Campbell, California, and have additional operations in or near Austin, Texas, Manila, Philippines, London, England and Paris, France. Our global clients consist primarily of large enterprises operating in the computer hardware and software and information services industries.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Rainmaker Systems, Inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP in the United States of America have been omitted pursuant to such rules and regulations. The interim financial statements are unaudited but reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the results of these periods.

The results of our operations for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011, or any other period. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (“SEC”) on March 4, 2011. Balance sheet information as of December 31, 2010 has been derived from the audited financial statements for the year then ended.

Certain amounts reported in the accompanying financial statements for 2010 have been reclassified to conform to the 2011 presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside of the Company, and other relevant facts and circumstances. Actual results could differ materially from those estimates. Accounting policies that include particularly significant estimates are revenue recognition and presentation policies, valuation of accounts receivable, measurement of our deferred tax asset and the corresponding valuation allowance, allocation of purchase price in business combinations, fair value estimates for the expense of employee stock options and the assessment of recoverability and measuring impairment of goodwill, intangible assets, private company investments, fixed assets and commitments and contingencies.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents generally consist of money market funds and certificates of deposit. The fair market value of cash equivalents represents the quoted market prices at the balance sheet dates and approximates their carrying value.

The following is a summary of our cash and cash equivalents at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Cash and cash equivalents:
Cash	$5,481	$6,253
Money market funds	3,919	5,918

Total cash and cash equivalents	$9,400	$12,171

On March 23, 2011, we renewed our borrowings with HSBC Bank (the “Loan Line Facility”). The Loan Line Facility provides borrowing availability up to a maximum of $630,000 secured by a standby documentary credit (“SDC”) and matures on November 2, 2011. The SDC is secured by a cash balance of approximately $701,000 held with HSBC Bank.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers or clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At March 31, 2011 and December 31, 2010, our allowance for potentially uncollectible accounts was $53,000 and $102,000, respectively.

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

Costs of internal use software are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, and FASB ASC 350-50, Website Development Costs. The guidance requires that we expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of ASC 350-40 and ASC 350-50 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development costs, the payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal use computer software and associated interest costs are capitalized. We capitalized approximately $353,000 and $394,000 of such costs during the three months ended March 31, 2011 and 2010, respectively. Capitalized costs are amortized using the straight-line method over the shorter of the term of related client agreement, if such development relates to a specific outsource client, or the software’s estimated useful life, ranging from two to five years. Capitalized internal use software and website development costs are included in property and equipment in the accompanying balance sheets.

Goodwill and Other Intangible Assets

We completed several acquisitions during the period January 1, 2005 through March 31, 2011. Goodwill represents the excess of the acquisition purchase price over the estimated fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired. In our analysis of goodwill and other intangible assets, we apply the guidance of FASB ASC 350-20-35, Intangibles – Goodwill and Other-Subsequent Measurement, in determining whether any impairment conditions exist. In our analysis of other finite lived amortizable intangible assets, we apply the guidance of FASB ASC 360-10-35, Property, Plant and Equipment-Subsequent Measurement, in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various technologies, customer relationships and trade names of the businesses we have acquired. At March 31, 2011 and December 31, 2010, we had accumulated impairment losses of $11.5 million.

In the fourth quarter of 2010, we performed our annual goodwill impairment evaluation required under FASB ASC 350-20-35, Intangibles – Goodwill and Other-Subsequent Measurement, and concluded that goodwill was not impaired. The estimated fair value of each of these reporting units exceeded their carrying values by greater than 20% as of December 31, 2010. At March 31, 2011 and December 31, 2010, we had approximately $3.8 million in goodwill recorded on our contract sales reporting unit and approximately $1.5 million recorded on our Rainmaker Europe reporting unit.

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

Long-Lived Assets

Long-lived assets including our purchased intangible assets are amortized over their estimated useful lives. In accordance with FASB ASC 360-10-35, Property, Plant and Equipment-Subsequent Measurement, long-lived assets, such as property, equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. In the fourth quarter of 2010, we evaluated our long-lived assets and noted no impairment.

Based on information Rainmaker received on April 30, 2010 from a private company in which Rainmaker invested in 2007 in the form of a secured note and a minority equity investment, Rainmaker took a non-cash charge in the first quarter of 2010 for the carrying value of its minority equity investment of $740,000.

Revenue Recognition and Presentation

Substantially all of our revenue is generated from the sale of service contracts and maintenance renewals, lead development services and software subscriptions for hosted internet sales of web based training. Revenue is recorded using the proportional performance model, where revenue is recognized as performance occurs over the term of the contract and any initial set up fees are recognized over the estimated customer life. We recognize revenue from the sale of our clients’ service contracts and maintenance renewals on the “net basis”, which represents the amount billed to the end customer less the amount paid to our client. Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from a client’s customer is received, the service contract or maintenance agreement is delivered, the fee is fixed or determinable, the collection of the receivable is reasonably assured, and no significant post-delivery obligations remain unfulfilled. Revenue from lead development services we perform is recognized as the services are accepted and is generally earned ratably over the service contract period. Some of our lead development service revenue is earned when we achieve certain attainment levels and is recognized upon customer acceptance of the service. We earn revenue from our software application subscriptions of hosted online sales of web based training ratably over each contract period. Since these software subscriptions are usually paid in advance, we have recorded a deferred revenue liability on our balance sheet that represents the prepaid portions of subscriptions that will be earned over the next one to three years.

As discussed in the Recently Adopted Accounting Standards section below, the FASB’s Emerging Issues Task Force has issued new accounting guidance for revenue arrangements with multiple deliverables. We evaluated our agreements for multiple element arrangements under the new guidance based on current sales contracts in place at March 31, 2011. Based on the results of our evaluation, our agreements typically do not contain multiple deliverables. In the few instances where our agreements have contained multiple deliverables, they do not have value to our customers on a standalone basis, and therefore the deliverables are considered together as one unit of accounting. However, we may enter into sales contracts with multiple deliverable element conditions with stand-alone value in the future which may affect the timing of our revenue recognition and may have an impact on our financial statements.

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

Income Taxes

We account for income taxes using the liability method. The liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At March 31, 2011 and December 31, 2010, we had gross deferred tax assets of $31.5 million and $27.8 million, respectively. At March 31, 2011 and December 31, 2010, the deferred tax assets were subject to a 100% valuation allowance and therefore are not recorded on our balance sheet as assets. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.

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

Our policy for recording interest and penalties related to uncertain tax positions is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in interest and other expense, net, in the statement of operations. There were immaterial amounts accrued for interest and penalties related to uncertain tax positions as of March 31, 2011.

Stock-Based Compensation

FASB ASC 718, Compensation-Stock Compensation, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. This guidance requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. See Note 7 for further discussion of this standard and its effects on the financial statements presented herein.

Concentrations of Credit Risk and Credit Evaluations

Our financial instruments that expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

We place our cash and cash equivalents in a variety of financial institutions and limit the amount of credit exposure through diversification and by investing the funds in money market accounts and certificates of deposit which are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the balance of cash deposits is in excess of the FDIC insurance limits.

We sell our clients’ products and services primarily to business end users and, in most transactions, assume full credit risk on the sale. Credit is extended based on an evaluation of the financial condition of our client’s customer, and collateral is generally not required. Credit losses have traditionally been immaterial, and such losses have been within management’s expectations.

We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the three months ended March 31, 2011, four clients accounted for 10% or more of our revenue, with Symantec representing approximately 15% of our net revenue, TechTeam representing approximately 13% of our net revenue, Hewlett-Packard representing approximately 11% of our net revenue, and Microsoft representing approximately 10% of our net revenue. In the three months ended March 31, 2010, one client accounted for 10% or more of our revenue, with Sun Microsystems representing approximately 47% of our revenue due primarily to a one-time non-recurring contract buyout of $4.6 million that was received in the three months ended March 31, 2010. Excluding the one-time non-recurring contract buyout, three clients accounted for 10% or more of our revenue in the three months ended March 31, 2010, with Sun Microsystems representing approximately 23%, Hewlett-Packard representing approximately 13% and Symantec representing approximately 12%.

No individual client’s end-user customer accounted for 10% or more of our revenues in any period presented.

We have outsourced services agreements with our clients that expire at various dates ranging through August 2013. Our agreements with Hewlett-Packard, a significant client, expire at various dates from October 2011 through May 2012, and can generally be terminated prior to expiration with ninety days notice. Our agreements with Microsoft, a significant client, expire at various dates from April 2011 through August 2013, and can be terminated with thirty days notice. Our agreements with Symantec, a significant client, expire at various dates from May 2011 through June 2012, and can generally be terminated prior to expiration with ninety days notice.

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

As disclosed within our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 4, 2011, TechTeam, a client that provides business process call center services that has been outsourcing its Asia call center activities to us, was acquired in December 2010. We are still in discussions with their new parent company to provide managed call center services for their new facility. The estimated loss of revenue for the year ended December 31, 2011 is not expected to be material, subject to the outcome of ongoing negotiations. Services to TechTeam accounted for approximately 13% of our net revenue in the three months ended March 31, 2011 and 6% of our 2010 annual net revenue.

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

Segment Reporting

In accordance with FASB ASC 280, Segment Reporting, the Company has concluded that it has one operating and reportable segment. We have call center operations within the United States of America, the Philippines, the United Kingdom, and France where we perform services on behalf of our clients. While we exited our Canadian call center facility in September 2010, we continue to maintain a network of managed telesales representatives in the region.

The following is a breakdown of net revenue by product line for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Contract sales (1)	$3,609	$9,739
Lead development	4,291	4,074
Training sales	889	996

Total	$8,789	$14,809

(1)	The three months ended March 31, 2010 includes revenue of approximately $4.6 million for the one-time settlement payment for a contract termination/buyout.

Foreign revenues are attributed to the country of the business entity that executed the contract. The Company utilizes our call centers in the United States, the Philippines, the United Kingdom, and France and a network of managed telesales representatives in Canada to fulfill these contracts. Although we do not have a call center in the Cayman Islands, our Cayman Islands-based holding company, obtained as part of the Qinteraction Limited acquisition, has operations in the Philippines. The following is a geographic breakdown of our net revenue for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
United States (1)	$5,355	$12,489
Cayman Islands	2,452	1,305
Europe	371	493
Philippines	611	522

Total	$8,789	$14,809

(1)	The three months ended March 31, 2010 includes revenue of approximately $4.6 million for the one-time settlement payment for a contract termination/buyout.

Property and equipment information is based on the physical location of the assets, and goodwill and intangible information is based on the country of the business entity to which these are allocated. The following is a geographic breakdown of net long-lived assets as of March 31, 2011 and December 31, 2010 (in thousands):

	Property & Equipment, Net	Goodwill	Intangible Assets, Net
March 31, 2011
United States	$2,944	$3,777	$187
Cayman Islands	—	—	86
Philippines	2,436	—	—
Canada	39	—	—
Europe	186	1,547	44

March 31, 2011 Total	$5,605	$5,324	$317

December 31, 2010
United States	$3,277	$3,777	$241
Cayman Islands	—	—	121
Philippines	2,689	—	—
Canada	43	—	—
Europe	131	1,492	70

December 31, 2010 Total	$6,140	$5,269	$432

Foreign Currency Translation

The functional currency of our foreign subsidiaries was determined to be their respective local currencies (Canadian Dollar, Philippine Peso, and Great Britain Pound). Foreign currency assets and liabilities are translated at the current exchange rates at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the year. The related unrealized gains and losses from foreign currency translation are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity in the consolidated balance sheet and consolidated statement of stockholders’ equity and comprehensive income (loss). Net gains and losses resulting from foreign exchange transactions are included in interest and other expense, net, in the consolidated statements of operations.

Exit or Disposal Cost Obligations

FASB ASC 420, Exit or Disposal Cost Obligations, considers exit or disposal cost obligations including costs to terminate a contract other than a capital lease, costs to close facilities and relocate employees, and one-time employee termination benefits. A liability for exit or disposal costs shall be recognized and measured initially at its fair value in the period the liability is incurred. Future obligations are measured at current fair value. Subsequent changes to the measurement liability are reported in the statement of operations during the period of change.

On September 24, 2008, we entered into an agreement to lease approximately 20,000 square feet of space for our Canadian operations. The lease has a minimum term of three years and commenced on January 1, 2009. Annual gross rent is $400,000 Canadian dollars for the initial three-year term. Based on the exchange rate at March 31, 2011, annual rent is approximately $411,000 U.S. dollars. Additionally, we are responsible for our proportionate share of utilities, taxes and other common area maintenance charges during the lease term. In September 2010, we exited our Canadian call center and took a restructuring charge in 2010 for this lease commitment of $416,000, a write off of certain leasehold improvements of $106,000 and other facility costs of $46,000. We are actively working to sublease the facility through the end of our lease term of December 31, 2011; however as of March 31, 2011, we removed the sublease assumption from our estimate of the remaining lease liability resulting in an additional charge of $99,000. At March 31, 2011 and December 31, 2010, the remaining liability for the Montreal facility closure was $324,000.

Related Party Transactions

There were no material related party transactions during the three months ended March 31, 2011 or 2010, respectively.

Recently Adopted Accounting Standards

Effective January 1, 2011, we adopted Accounting Standards Update (“ASU”) No. 2010-28 – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This update provided amendments to FASB ASC Topic 350 – Intangibles, Goodwill and Other, that requires an entity to perform Step 2 impairment test even if a reporting unit has a zero or negative carrying amount. Step 1 tests whether the carrying amount of a reporting unit exceeds its fair value. Previously, reporting units with zero or negative carrying value passed Step 1 because the fair value was generally greater than zero. Step 2 requires impairment testing and impairment valuation to be calculated in between annual tests if an event or circumstances indicate that it is more likely than not that goodwill has been impaired. As a result of this standard, goodwill impairments may be reported sooner than under current practice. ASU No. 2010-28 did not have a material impact on our financial statements.

Effective January 1, 2011, we adopted ASU No. 2009-13 – Multiple-Deliverable Revenue Arrangements – a Consensus of the FASB Emerging Issues Task Force, which amends FASB ASC Topic 605 – Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. Based on current sales contracts in place at March 31, 2011, the adoption of ASU No. 2009-13 did not have a material impact on our financial results. We may enter into sales contracts with multiple deliverable element conditions with stand-alone value in the future which may affect the timing of our revenue recognition and may have an impact on our financial statements. See Revenue Recognition and Presentation above for further discussion of this standard and its potential effects.

2.	NET INCOME (LOSS) PER SHARE

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

The following table presents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$(3,103)	$395

Weighted-average shares of common stock outstanding – basic	20,947	19,974
Plus: Weighted-average unvested restricted share awards outstanding – basic	—	2,376

Total weighted-average shares of common stock and participating securities outstanding – basic	20,947	22,350
Plus: Outstanding dilutive options and warrants outstanding	—	440
Less: Weighted-average shares subject to repurchase	—	(415)

Weighted-average shares used to compute diluted net income (loss) per share	20,947	22,375

Basic net income (loss) per share	$(0.15)	$0.02

Diluted net income (loss) per share	$(0.15)	$0.02

For the three months ended March 31, 2011 and 2010, the Company excluded approximately 2.8 million and 1.4 million options, warrants, and unvested restricted share awards, respectively, from the calculation of diluted net income per share as these securities were anti-dilutive.

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	Estimated Useful Life	March 31, 2011	December 31, 2010
Computer equipment	3 years	$10,222	$10,094
Capitalized software and development	2-5 years	12,574	12,044
Furniture and fixtures	5 years	746	710
Leasehold improvements	Lease term	1,397	1,368

		24,939	24,216
Accumulated depreciation and amortization		(19,467)	(18,397)
Construction in process (1)		133	321

Property and equipment, net		$5,605	$6,140

(1)

Construction in process at March 31, 2011 consists primarily of costs incurred to further develop and enhance the Company’s e-commerce platform. Estimated cost to complete these projects is in the range of $200,000 to $300,000, subject to future revisions.

4.	INTANGIBLE ASSETS

Intangibles assets consist of the following (in thousands):

	Estimated Useful Life	March 31, 2011	December 31, 2010
Developed technology	3 years	$330	$330
Customer relations	2-5 years	3,030	3,022

		3,360	3,352
Accumulated amortization		(3,043)	(2,920)

Intangibles assets, net		$317	$432

Future amortization of intangible assets at March 31, 2011 is as follows:

Remainder of 2011	$214
Fiscal: 2012	103

Total future amortization	$317

5.	LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt consists of the following (in thousands):

	March 31, 2011	December 31, 2010
Credit facility	$2,695	$3,032
Loan line facility	630	630
Overdraft facility	249	356
Notes payable – Optima (net of $12 and $14 discount, respectively)	338	336

Total notes payable	3,912	4,354
Less: current portion	(2,564)	(2,520)

Total notes payable, less current portion	$1,348	$1,834

Credit Facility

In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank (the “Credit Facility”). The Credit Facility, as last amended in September 2010, was renewed for an additional fourteen months to December 10, 2011. In addition, the amendments added a new $500,000 term loan sub-facility which was used for borrowings through December 31, 2010. The maximum amount of credit available to the Company remains at $6 million, subject to a borrowing base, and includes a $1.0 million existing sub-facility for standby letters of credit, a $2.8 million existing term loan sub-facility, and the new $500,000 term loan sub-facility. The interest rate per annum for advances under the Credit Facility is equal to the greater of (i) 3.5%, or (ii) one quarter of one percent (0.25%) above the prime lending rate, currently at 3.25%. The interest rate per annum for advances under the term-loan sub-facilities is equal to a fixed rate of 6.0%. On December 31, 2010, the Company borrowed the $500,000 allowed under the new term loan sub-facility. All existing term loan sub-facility advances outstanding as of December 31, 2010 were re-amortized, and are payable in twenty seven (27) equal monthly installments of approximately $112,000 beginning on January 10, 2011, and continuing on the same day of each month thereafter through March 31, 2013, at which time all amounts owed, if any, shall be immediately due and payable.

The amended Credit Facility is secured by substantially all of Rainmaker’s consolidated assets, including intellectual property. Rainmaker must comply with certain financial covenants, including not incurring a quarterly non-GAAP profit or loss negatively exceeding by more than 10% the amount of the non-GAAP profit or loss recited in the Company’s operating plan approved by Bridge Bank, and maintaining unrestricted cash with Bridge Bank equal to the greater of $2.0 million or the aggregate principal amount of the indebtedness from time to time outstanding with Bridge Bank plus $500,000.

The Credit Facility contains customary covenants that will, subject to limited exceptions, require Bridge Bank’s approval to, among other things, (i) create liens; (ii) make annual capital expenditures above a certain level; (iii) pay cash dividends; and (iv) merge or consolidate with another company above a certain amount of total consideration. The Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Credit Facility. For the three months ended March 31, 2011, we met the performance to plan financial covenant and we were in compliance with all other loan covenants.

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. In December 2010, we issued an irrevocable standby letter of credit in the amount of £250,000 Great Britain Pounds, or $401,000 based on the exchange rate as of March 31, 2011, to Barclays Bank PLC to secure our overdraft facility described below. Both letters of credit were issued under the Credit Facility described above. As of March 31, 2011, no amounts had been drawn against the letters of credit.

Loan Line Facility

On October 28, 2010, we entered into a business loan agreement with HSBC Bank (the “Loan Line Facility”). The Loan Line Facility provides borrowing availability up to a maximum of $630,000 secured by a $700,000 standby documentary credit and matures on November 2, 2011. In December 2010, we borrowed $630,000 under this Loan Line Facility. On March 23, 2011, we renewed our borrowings under this facility. The interest rates are based on prevailing rates at the time of drawdown and may be revised periodically with advance notice. Current interest rates are 3.87% and interest payments are due at the end of every interest rate revision term or payment of principal.

Overdraft Facility

        On November 25, 2010, our subsidiary, Rainmaker EMEA Limited, established an overdraft facility with Barclays Bank PLC in the amount of £247,500 Great Britain Pounds, or $397,000 based on the exchange rate at March 31, 2011. The interest rate is 3.5% per annum over the Bank’s Base Rate, as defined in the agreement, or 4.0% at March 31, 2011. This overdraft facility is secured by the £250,000 standby letter of credit issued by Bridge Bank noted above. The facility does not have a cancellation date, but the Bank may review the overdraft facility from time to time and at least annually. The next annual review is scheduled for November 5, 2011. At March 31, 2011 and December 31, 2010, we had borrowed $249,000 and $356,000 under this facility, respectively.

Notes Payable – Optima acquisition

On January 29, 2010, we entered into and closed a stock purchase agreement for Optima Consulting Partners Limited (“Optima”). In accordance with this agreement, we entered into a note payable for $350,000 US payable in two installments with $200,000 plus accrued interest due eighteen months from the closing date and $150,000 plus accrued interest due twenty-four months after the closing date. The interest rate on the note payable is 0.4% per year and we have recorded the present value of the note payable discounted over two years at a rate of 6.2%. The resulting discount on note payable is being amortized over the two-year term of the note.

Future debt maturities at March 31, 2011 are as follows (in thousands):

Nine months ending December 31, 2011	$2,227
Fiscal year ending December 31, 2012	1,348
Fiscal year ending December 31, 2013	337

Total	$3,912

Capital Lease Obligations

In February 2011, Rainmaker Asia entered into a two-year computer equipment agreement with Japan-PNB Leasing and Finance Corporation. In accordance with the terms of the agreement, we will pay 24 monthly installments of approximately $11,000 based on the exchange rate as of March 31, 2011.

6.	FAIR VALUE MEASUREMENTS

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

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A summary of the activity of the fair value of the Level 3 liabilities for the three months ended March 31, 2011 is as follows (in thousands):

	Beginning Value of Level 3 Liabilities	Gain on Fair Value Re- measurement	Foreign Currency Adjustment	Ending Fair Value of Level 3 Liabilities
Contingent Consideration—Optima	$182	$(70)	$1	$113

The following table represents the fair value hierarchy for our financial assets and liabilities held by the Company measured at fair value on a recurring basis (in thousands):

March 31, 2011	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$3,919	$—	$—	$3,919
Liabilities:
Contingent consideration—Optima (2)	$—	$—	$113	$113

December 31, 2010
Assets:
Money market funds (1)	$5,918	$—	$—	$5,918
Liabilities:
Contingent consideration—Optima (2)	$—	$—	$182	$182

(1)	Money market funds are valued using active quoted market rates.
(2)	Contingent consideration—Optima is valued based on the Company’s estimate of achieving the performance metrics as listed in the stock purchase agreement.

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

7.	STOCKHOLDERS’ EQUITY

In 2003, the board of directors adopted and the shareholders approved the 2003 Stock Incentive Plan (“2003 Plan”). The 2003 Plan provides for the issuance of incentive stock options or nonqualified stock options to employees, consultants and non-employee members of the board of directors, and issuance of shares of common stock for purchase or as a bonus for services rendered (restricted stock awards).

During the three months ended March 31, 2011, the Company had restricted stock awards that vested. The Company is required to withhold income taxes at statutory rates based on the closing market value of the vested shares on the date of vesting. The Company offers employees the ability to have vested shares withheld by the Company in an amount equal to the amount of taxes to be withheld. Based on this, the Company purchased 126,824 shares during the three months ended March 31, 2011, with a cost of approximately $175,000, from employees to cover federal and state taxes due.

We account for stock-based compensation awards issued to employees and directors using the guidance from FASB ASC 718, Compensation-Stock Compensation. FASB ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. This guidance requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations.

The fair value of stock options to employees is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions, including expected time to exercise, future stock price volatility, risk-free interest rates, and dividend rates which greatly affect the calculated values. Stock-based compensation expense is recorded net of an estimated forfeiture rate. These factors could change in the future, which would affect the stock-based compensation expense in future periods. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the awards.

We expense stock-based compensation to the same operating expense categories that the respective award grantee’s salary expense is reported. The table below reflects stock-based compensation expense for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Stock based compensation expense included in:
Cost of services	$35	$52
Sales and marketing	33	72
Technology and development	53	101
General and administrative	504	552

	$625	$777

At March 31, 2011, approximately $2.5 million of stock-based compensation relating to unvested awards had not been amortized and will be expensed in future periods through 2015. Under current grants that are unvested and outstanding, approximately $1.5 million will be expensed in the remainder of 2011 as stock-based compensation subject to true-up adjustments for forfeitures and vestings during the year.

We calculate the value of our stock option awards when they are granted. Accordingly, we update our valuation assumptions for the risk-free interest rate on the date of grant. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants, stock volatility and an estimated forfeiture rate. During the three months ended March 31, 2011 and 2010, the weighted average valuation assumptions for stock option awards and forfeiture rates used for the expense calculations for stock option and restricted stock awards were as follows:

	Three Months Ended March 31,
	2011	2010
Expected life in years	3.76	3.39
Volatility	0.66	0.81
Risk-free interest rate	1.2%	1.4%
Dividend rate	0.0%	0.0%
Forfeiture Rates:
Options	27.61%	31.03%
Restricted stock	15.04%	16.82%

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

A summary of activity under our 2003 Plan for the three months ended March 31, 2011 is as follows:

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2010	86,806	673,431	$2.25
Authorized	931,008	—	—
Options granted	(105,000)	105,000	1.32
Restricted stock awards granted	(285,000)	—	—
Options exercised	—	(11,041)	1.03
Options canceled	63,631	(63,631)	3.11
Restricted stock awards forfeited	189,375	—	—

Balance at March 31, 2011	880,820	703,759	$2.05

In accordance with the 2003 Plan, the number of shares authorized for grant under the 2003 Plan automatically increase on the first trading date of January by an amount equal to the lesser of 4% of our outstanding common stock at December 31 or 1,000,000 shares. Shares outstanding at December 31, 2010 were 23,275,199 and the additional shares authorized amounted to 931,008 as shown in the table above.

The following table summarizes the activity with regard to restricted stock awards during the three months ended March 31, 2011. Restricted stock awards are issued from the 2003 Plan and any issuances will reduce the shares available for grant as indicated in the previous table. Restricted stock awards are valued at the closing market price of the Company’s stock on the date of the grant.

	Number of Shares	Weighted Average Grant Price
Balance of nonvested at December 31, 2010	2,457,063	$1.47
Granted	285,000	1.39
Vested	(368,374)	1.38
Forfeited	(189,375)	2.53

Balance of nonvested shares at March 31, 2011	2,184,314	$1.43

The total fair value of the nonvested restricted stock awards at grant date was $3.1 million as of March 31, 2011.

8.	COMPREHENSIVE INCOME (LOSS)

Foreign currency assets and liabilities are translated at the current exchange rates at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the year. The related unrealized gains and losses from foreign currency translation are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity in the consolidated balance sheet and consolidated statement of stockholders’ equity and comprehensive loss. The functional currency of our foreign subsidiaries was determined to be their respective local currencies (Canadian Dollar, Philippine Peso, and Great Britain Pound). Accordingly, we recorded a foreign currency translation adjustment within other comprehensive loss during the three months ended March 31, 2011 and 2010. The components of comprehensive income (loss) were as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$(3,103)	$395
Foreign currency translation adjustments	(14)	(126)

Comprehensive income (loss)	$(3,117)	$269

The components of the balance sheet caption accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2011	December 31, 2010
Foreign currency translation adjustments	$(1,389)	$(1,375)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under Part I Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 4, 2011, that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activities, performance or achievements expressed in or implied by such forward-looking statements.

Among the important factors which could cause actual results to differ materially from those in the forward-looking statements include general market conditions, the current very difficult macro-economic environment and its impact on our business as our clients are reducing their overall marketing spending and our clients’ customers are reducing their purchase of services contracts, the high degree of uncertainty and our limited visibility due to economic conditions, our ability to execute our business strategy, our ability to integrate acquisitions without disruption to our business, the effectiveness of our sales team and approach, our ability to target, analyze and forecast the revenue to be derived from a client and the costs associated with providing services to that client, the date during the course of a calendar year that a new client is acquired, the length of the integration cycle for new clients and the timing of revenues and costs associated therewith, our client concentration given that we are currently dependent on a few significant client relationships, potential competition in the marketplace, the ability to retain and attract employees, market acceptance of our service programs and pricing options, our ability to maintain and develop our existing technology platform and to deploy new technology, our ability to sign new clients and control expenses, the possibility of the discontinuation of some client relationships, the potential for additional litigation and adverse outcomes to litigation the company is currently involved in, and the financial condition of our clients’ businesses, our ability to raise additional equity or debt financing and other factors as detailed in Part I Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 4, 2011.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to update such forward-looking statements publicly for any reason even if new information becomes available in the future, except as may be required by law.

Overview

We are a leading global provider of B2B e-commerce solutions that drive online sales and renewal for products, subscriptions and training for our clients and their channel partners. We have developed an integrated state-of-the art B2B solution which includes:

•	Cultivate: Convert existing marketing activities to educate, develop, score and qualify potential customers and increase demand for products and services.

•	Transact: Sell product, maintenance and training online which is enhanced by global sales agents to assist in purchasing complex technology.

•	Renew: Deliver revenue through maximizing the lifetime value (LTV) of B2B customers via reactivations, win-back opportunities and cross sell/upsell opportunities.

A key aspect of this enhanced solution is to provide our clients a way to partner with Rainmaker on a scalable, repeatable and predictable sales model. This enables our clients to turn every customer contact into revenue generating opportunities while simplifying otherwise complex sales and marketing needs. Rainmaker operates as a seamless extension of our client’s sales and marketing teams incorporating their brands and trademarks and leveraging best practices to amplify existing efforts.

Critical Accounting Policies/Estimates

        Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, asset impairments, income taxes, stock-based compensation and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Management has discussed the development of our critical accounting policies with the audit committee of the board of directors and they have reviewed the disclosures of such policies and management’s estimates in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

With the establishment of our Canadian foreign subsidiary and the subsequent purchase of Canadian based assets in 2007, we adopted a policy for recording foreign currency transactions and translation in accordance with FASB ASC 830, Foreign Currency Matters. For our Canadian subsidiary, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at period-end exchange rates, and statement of operations items are translated at an average exchange rate prevailing during the period. Such translation adjustments are recorded in accumulated comprehensive income (loss), a component of stockholders’ equity. Also in 2007, we acquired Qinteraction Limited and its Philippine-based subsidiary. As a result of this acquisition, we also adopted the policy mentioned above for recording foreign currency transactions and translations for this subsidiary as the functional currency has been determined to be the local currency for the Philippine-based subsidiary. In January of 2009, we established our Rainmaker Europe subsidiary in the United Kingdom. We adopted the policy mentioned above for recording foreign currency transactions and translations for this subsidiary as the functional currency has been determined to be the local currency (Great Britain Pound) for the UK-based subsidiary. Gains and losses from foreign currency denominated transactions are included in interest and other expense, net, in the consolidated statements of operations. Foreign currency denominated transactions amounted to approximately a gain of $17,000 and a loss of $21,000 for the three months ended March 31, 2011 and 2010, respectively.

Management believes there have been no significant changes during the three months ended March 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 4, 2011.

Results of Operations

The following table sets forth for the periods given selected financial data as a percentage of our revenue. The table and discussion below should be read in connection with the financial statements and the notes thereto which appear elsewhere in this report as well as with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

	Three Months Ended March 31,
	2011	2010
Net revenue	100.0%	100.0%
Costs of services	65.0	41.7

Gross margin	35.0	58.3

Operating expenses:
Sales and marketing	10.7	7.1
Technology and development	19.6	17.1
General and administrative	26.5	17.6
Depreciation and amortization	13.1	7.7
Gain on fair value re-measurement	(0.8)	—

Total operating expenses	69.1	49.5

Operating income (loss)	(34.1)	8.8
Interest and other expense, net	0.4	5.5

Income (loss) before income tax expense	(34.5)	3.3
Income tax expense	0.8	0.6

Net income (loss)	(35.3)%	2.7%

Comparison of Three Months Ended March 31, 2011 and 2010

Net Revenue. Net revenue decreased $6.0 million, or 41%, to $8.8 million in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily resulting from a one-time settlement payment received during the first quarter of 2010 of approximately $4.6 million for a contract termination/buyout. Excluding the one-time settlement payment received in the quarter, net revenue decreased $1.4 million, or 10%, as compared to the prior year. The following table shows the change in revenue by product line between the periods (in thousands):

	Three Months Ended March 31,		$ Change	% Change
	2011	2010
Contract sales	$3,609	$9,739	$(6,130)	(63)%
Lead development	4,291	4,074	217	5%
Training sales	889	996	(107)	(11)%

Total	$8,789	$14,809	$(6,020)	(41)%

Our contract sales product line revenue decreased from the prior year primarily resulting from the receipt of a one-time settlement payment of approximately $4.6 million during the first quarter of 2010 for a contract termination/buyout. Excluding this one-time settlement payment, contract sales revenue decreased by $1.5 million, or 29%, over the comparative 2010 period primarily due to the loss of Sun Microsystems as a client in the first quarter of 2010. Revenue from our lead development product line increased predominantly from revenues from several new clients in the period. Revenue from our training sales product line decreased by $107,000, or 11%, compared to the comparative 2010 period due to customer attrition.

Cost of Services and Gross Margin. Cost of services decreased $471,000, or 8%, to $5.7 million in the three months ended March 31, 2011, as compared to the 2010 comparative period. The decrease is attributable primarily to reductions in our telesales workforce related to declining contract sales and decreased facilities costs. Our gross margin percentage decreased to 35% in the three months ended March 31, 2011, as compared to 58% for the three months ended March 31, 2010, primarily as a result of the one-time settlement payment received in the first quarter of 2010 with no associated costs. Excluding the one-time settlement payment received during the quarter, gross margin would have approximated 39% during the quarter ended March 31, 2010. We expect cost of services to increase and gross margin to remain fairly consistent for the remainder of the year as we expect sales growth throughout 2011.

Sales and Marketing Expenses. Sales and marketing expenses decreased $111,000, or 11%, to $943,000 in the three months ended March 31, 2011, as compared to the 2010 comparative period. The decrease is primarily due to decreased commissions from reductions in sales of $150,000, offset by increased travel costs of $35,000. We expect sales and marketing expenses to increase for the remainder of the year as compared to 2010 as the Company continues to invest in our sales and marketing to grow sales.

Technology and Development Expenses. Technology and development expenses decreased $802,000, or 32%, to $1.7 million during the three months ended March 31, 2011, as compared to the 2010 comparative period. The decrease is primarily attributable to decreases in personnel costs of approximately $700,000 due to the reductions in our workforce, and decreased outsourced services of $106,000. We expect technology and development expenses to decrease for the remainder of the year as compared to 2010 as we continue to focus on reducing our non-sales costs to offset our investment in sales and marketing.

General and Administrative Expenses. General and administrative expenses decreased $274,000, or 11%, to $2.3 million during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. The decrease was primarily due to a reduction in legal costs of $204,000 related to the acquisition of Rainmaker Europe in the three months ended March 31, 2010. We expect general and administrative expenses to decrease for the remainder of the year as compared to 2010 as we continue to focus on cost savings initiatives.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $10,000, or 1%, to $1.2 million for the three months ended March 31, 2011, as compared to the 2010 comparative period. We expect depreciation and amortization expense to remain consistent with the current period for the remainder of 2011.

Interest and Other Expense, Net. The components of interest and other expense, net are as follows (in thousands):

	Three Months Ended March 31,		Change
	2011	2010
Interest income	$(3)	$(18)	$15
Interest expense	57	71	(14)
Currency translation (gain) loss	(17)	21	(38)
Write-down of investment	—	740	(740)

	$37	$814	$(777)

Net interest expense remained flat in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

The currency translation (gain) loss is primarily due to the fluctuation of currency exchange rates on our borrowing facilities and our note payable, denominated in United States Dollars, owed by our foreign subsidiaries. These include our loan line facility, payable to HSBC Bank by our Philippine subsidiary, as well as our overdraft facility, payable to Barclays Bank by our European subsidiary. In connection with our acquisition of Optima Consulting Partners Limited in 2010, our European subsidiary also owes a note payable denominated in United States Dollars. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.

Based on information Rainmaker received on April 30, 2010 from a private company in which Rainmaker invested in 2007 in the form of a secured note and a minority equity investment, Rainmaker recorded a non-cash charge in the first quarter of 2010 for the carrying value of its minority equity investment of $740,000.

Income Tax Expense. Income tax expense decreased $27,000, or 28%, to $69,000 for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. Our income tax expense for the three month period ended March 31, 2011, is based on our estimate of taxable income for the full year ending December 31, 2011, and primarily consists of estimates of foreign taxes and domestic gross margin taxes for certain states. We do not anticipate material changes to our implied effective tax rate for the year.

Liquidity and Sources of Capital

Cash used in operating activities for the three months ended March 31, 2011 was $1.9 million, as compared to cash provided by operating activities of $2.7 million in the three months ended March 31, 2010. Cash used in operating activities in 2011 was primarily the result of a net loss totaling $3.1 million, non-cash expenditures of depreciation and amortization of property and intangibles of $1.2 million, stock-based compensation charges of $625,000, and changes in operating assets and liabilities that used $519,000 of cash for the year.

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

A large component of our changes in operating assets and liabilities is accounts receivable. When we sell a service or maintenance contract for a client, we record the sales price of the contract to the client’s customer as our receivable and also record our payable to the client for our cost of the contract, which is effectively the same amount less our compensation for obtaining the contract for our client. For this reason, our accounts payable includes amounts due to our clients for service and maintenance contracts we sold on their behalf. Accounts payable therefore decreases in relation to our decreased sales of service contracts on behalf of our clients.

Accounts receivable increased at March 31, 2011 as compared to March 31, 2010 as a result of invoice and payment timing during 2011 as compared to 2010 while sales revenue decreased. Accordingly, our days sales outstanding, or DSO, increased to 37 days at March 31, 2011, as compared to 29 days at March 31, 2010, excluding the one-time settlement payment received during the first quarter of 2010 for a contract termination/buyout. Since we record the gross billing to the end customer of our contract sales clients in our accounts receivable, we calculate DSO based on our ability to collect those gross billings from the end customers. We record revenue based on the net commission we retain.

Cash used in investing activities was $363,000 in the three months ended March 31, 2011, as compared to cash used in investing activities of $1.1 million in the three months ended March 31, 2010. The change is primarily the result of $492,000 paid in 2010 for the acquisition of Optima Consulting Partners Limited in January 2010, offset by decreases in capital expenditures of approximately $64,000 during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. In addition, there was a decrease in the restricted cash balance of approximately $83,000 in the three months ended March 31, 2011, as compared to an increase in the restricted cash balance of approximately $54,000 in the three months ended March 31, 2010. Restricted cash represents the reserve for the refunds due for non-service payments inadvertently paid to the Company by our clients’ customers instead of paid directly to the Company’s clients. At the time of cash receipt, the Company records a current liability for the amount of non-service payments received. The decrease in restricted cash represents a reduction of the balance of refunds due to customers.

Cash used in financing activities was approximately $401,000 in the three months ended March 31, 2011, as compared to cash provided by financing activities of $331,000 in the three months ended March 31, 2010. Cash used in financing activities in 2011 was primarily a result of $445,000 in repayments under our credit and overdraft facilities and purchases of $175,000 of treasury stock from employees for shares withheld for income taxes payable on restricted stock awards vested during the three months ended March 31, 2011, offset by capital lease obligation proceeds of $216,000. Cash provided by financing activities in 2010 was primarily a result of $1.7 million in borrowings under our credit facility, repayment of $941,000 on our borrowings, payments on our capital lease obligations of $240,000, purchases of treasury stock under our Company announced share repurchase plan of $39,000, and purchases of $149,000 of treasury stock from employees for shares withheld for income taxes payable on restricted stock awards vested during the three months ended March 31, 2010.

Our principal source of liquidity as of March 31, 2011 consisted of $9.4 million of cash and cash equivalents. We anticipate that our existing capital resources will not enable us to maintain our current level of operations, and our planned capital expenditures for at least the next twelve months. We expect we will need to raise additional funds over the next twelve months to maintain our current level of operations and meet our planned growth objectives. If we are unable to raise additional funds, our planned growth objectives may be limited, and we may need to reduce the size of our operations.

Credit Arrangements

In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank (the “Credit Facility”). The Credit Facility, as last amended in September 2010, was renewed for an additional fourteen months to December 10, 2011. In addition, the amendments added a new $500,000 term loan sub-facility which was used for borrowings through December 31, 2010. The maximum amount of credit available to the Company remained at $6 million, subject to a borrowing base, and includes a $1.0 million existing sub-facility for standby letters of credit, a $2.8 million existing term loan sub-facility, and the new $500,000 term loan sub-facility. The interest rate per annum for advances under the Credit Facility is equal to the greater of (i) 3.5%, or (ii) one quarter of one percent (0.25%) above the prime lending rate, currently at 3.25%. The interest rate per annum for advances under the term-loan sub-facilities is equal to a fixed rate of 6.0%. On December 31, 2010, the Company borrowed the $500,000 allowed under the new term loan sub-facility. All existing term loan sub-facility advances outstanding as of December 31, 2010 were re-amortized, and are payable in twenty seven (27) equal monthly installments of approximately $112,000 beginning on January 10, 2011, and continuing on the same day of each month thereafter through March 31, 2013, at which time all amounts owed, if any, shall be immediately due and payable.

The amended Credit Facility is secured by substantially all of Rainmaker’s consolidated assets, including intellectual property. Rainmaker must comply with certain financial covenants, including not incurring a quarterly non-GAAP profit or loss negatively exceeding by more than 10% the amount of the non-GAAP profit or loss recited in the Company’s operating plan approved by Bridge Bank, and maintaining unrestricted cash with Bridge Bank equal to the greater of $2.0 million or the aggregate principal amount of the indebtedness from time to time outstanding with Bridge Bank plus $500,000.

The Credit Facility contains customary covenants that will, subject to limited exceptions, require Bridge Bank’s approval to, among other things, (i) create liens; (ii) make annual capital expenditures above a certain level; (iii) pay cash dividends; and (iv) merge or consolidate with another company above a certain amount of total consideration. The Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Credit Facility. For the three months ended March 31, 2011, we met the performance to plan financial covenant and we were in compliance with all other loan covenants.

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. In December 2010, we issued an irrevocable standby letter of credit in the amount of £250,000 Great Britain Pounds, or $401,000 based on the exchange rate as of March 31, 2011, to Barclays Bank PLC to secure our overdraft facility described below. Both letters of credit were issued under the Credit Facility described above. As of March 31, 2011, no amounts had been drawn against the letters of credit.

Loan Line Facility

On October 28, 2010, we entered into a business loan agreement with HSBC Bank (the “Loan Line Facility”). The Loan Line Facility provides borrowing availability up to a maximum of $630,000 secured by a $700,000 standby documentary credit and matures on November 2, 2011. In December 2010, we borrowed $630,000 under this Loan Line Facility. On March 23, 2011, we renewed our borrowings under this facility. The interest rates are based on prevailing rates at the time of drawdown and may be revised periodically with advance notice. Current interest rates are 3.87% and interest payments are due at the end of every interest rate revision term or payment of principal.

Overdraft Facility

On November 25, 2010, our subsidiary, Rainmaker EMEA Limited, established an overdraft facility with Barclays Bank PLC in the amount of £247,500 Great Britain Pounds, or $397,000 based on the exchange rate at March 31, 2011. The interest rate is 3.5% per annum over the Bank’s Base Rate, as defined in the agreement, or 4.0% at March 31, 2011. This overdraft facility is secured by the £250,000 standby letter of credit issued by Bridge Bank noted above. The facility does not have a cancellation date but the Bank may review the overdraft facility from time to time and at least annually. The next annual review is scheduled for November 5, 2011. At March 31, 2011 and December 31, 2010, we had borrowed $249,000 and $356,000 under this facility, respectively.

Notes Payable – Optima acquisition

On January 29, 2010, we entered into and closed a stock purchase agreement for Optima Consulting Partners Limited (“Optima”). In accordance with this agreement, we entered into a note payable for $350,000 US payable in two installments with $200,000 plus accrued interest due eighteen months from the closing date and $150,000 plus accrued interest due twenty-four months after the closing date. The interest rate on the note payable is 0.4% per year and we have recorded the present value of the note payable discounted over two years at a rate of 6.2%. The resulting discount on note payable is being amortized over the two-year term of the note.

Off-Balance Sheet Arrangements

Leases

As of March 31, 2011, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2013. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and upfront cash flow related to purchasing the assets.

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

In September 2010, we extended an existing lease in Austin, Texas on approximately 21,388 square feet of space for a term of twelve months through December 31, 2011. Annual rent in the facility will approximate $208,000, or $17,000 monthly. Additionally, we pay our proportionate share of maintenance on some of the common areas in the business park.

On September 24, 2008, we entered into an agreement to lease approximately 20,000 square feet of space and moved our Canadian operations to this new location which is close to Montreal. The lease has a minimum term of three years and commenced on January 1, 2009. Annual gross rent is $400,000 Canadian dollars for the initial three-year term. Based on the exchange rate at March 31, 2011, annual rent is approximately $411,000 U.S. dollars. Additionally, Rainmaker is responsible for its proportionate share of utilities, taxes and other common area maintenance charges during the lease term. In September 2010, we exited our Canadian call center facility and took a restructuring charge in 2010 for this lease commitment of $416,000, a write off of certain leasehold improvements of $106,000 and other facility costs of $46,000. We are actively working to sublease the facility through the end of our lease term of December 31, 2011; however as of March 31, 2011, we removed the sublease assumption from our estimate of the remaining lease liability resulting in an additional charge of $99,000.

With our acquisition of Qinteraction, we assumed existing lease obligations at their Manila, Philippines offices. We assumed 2 office space leases and a parking lease. We occupy approximately 40,280 square feet on 3 floors in the BPI building in Manila. Our current lease for this space commenced on April 1, 2008, has a five-year term and terminates on March 31, 2013. Based on the exchange rate as of March 31, 2011, our annual base rent will escalate from approximately $697,000 for the twelve months ended March 31, 2012 to $753,000 for the final full year of the lease that ends in March 2013. On May 1, 2010, we executed a lease for approximately 15,852 square feet of call center space in the Alphaland Southgate Tower in Makati City. The lease has a three-year term and terminates on April 30, 2013. Based on the exchange rate as of March 31, 2011, and the free and discounted base rent included in the lease agreement, our annual base rent will escalate from approximately $279,000 in the next year of the lease and increase to approximately $298,000 in the final year of the lease.

With our acquisition of Optima in January 2010, we assumed office leases in the United Kingdom, where we have call center and sales operations, in France where we have a small call center, and in Munich and Frankfurt, Germany where we had sales operations. In the quarter ended March 31, 2010, we consolidated our existing Rainmaker Europe operations in the United Kingdom in Optima’s office and terminated our existing month to month lease in London effective March 31, 2010. In the United Kingdom, we have leased space in Godalming outside of London. This lease commenced in November 2009, has a three year term and terminates in October 2012. In October 2010, we expanded the amount of space that we lease under this agreement to accommodate growth. Combined annual base rent for this facility is £134,000 Great Britain Pounds. Based on the exchange rate at March 31, 2011, annual rent is approximately $215,000 in U.S. dollars. We terminated our month-to-month leases in Munich and Frankfurt, Germany during July 2010. In France, we have executed a new three month lease agreement that commenced in April 2011. Monthly base rental under the new lease is €1,800 Euros per month. Based on the exchange rate as of March 31, 2011, monthly base rent approximates $2,500.

Rent expense, net of sub-lease income, under operating lease agreements during the three months ended March 31, 2011 and 2010 was $488,000 and $431,000, respectively. Rent expense for the three months ended March 31, 2011 includes $99,000 as a result of the recording an increase in the lease liability related to the Montreal office closure as we removed the sublease assumption from our determination of the remaining lease liability.

Guarantees

In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. The letter of credit was issued under the Credit Facility described above. As of March 31, 2011, no amounts had been drawn against the letter of credit.

On October 28, 2010, we entered into a business loan agreement with HSBC Bank (the “Loan Line Facility”). The $630,000 Loan Line Facility is secured by a $700,000 SDC and matures on November 2, 2011. The SDC is secured by a cash balance of approximately $701,000 held with HSBC Bank.

In December 2010, we issued an irrevocable standby letter of credit in the amount of £250,000 Great Britain Pounds, or $401,000 based on the exchange rates as of March 31, 2011, to Barclays Bank. The letter of credit was issued under the Credit Facility described above. As of March 31, 2011, no amounts had been drawn against the letter of credit.

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations primarily relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of March 31, 2011 and December 31, 2010.

Contractual Obligations

Capital Leases

In February 2011, Rainmaker Asia entered into a two-year computer equipment agreement with Japan-PNB Leasing and Finance Corporation. In accordance with the terms of the agreement, we will pay 24 monthly installments of approximately $11,000 based on the exchange rate as of March 31, 2011.

Potential Impact of Inflation

To date, inflation has not had a material impact on our business.

Recently Adopted Accounting Standards

Effective January 1, 2011, we adopted Accounting Standards Update (“ASU”) No. 2010-28—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This update provided amendments to FASB ASC Topic 350—Intangibles, Goodwill and Other, that requires an entity to perform Step 2 impairment test even if a reporting unit has a zero or negative carrying amount. Step 1 tests whether the carrying amount of a reporting unit exceeds its fair value. Previously, reporting units with zero or negative carrying value passed Step 1 because the fair value was generally greater than zero. Step 2 requires impairment testing and impairment valuation to be calculated in between annual tests if an event or circumstances indicate that it is more likely than not that goodwill has been impaired. As a result of this standard, goodwill impairments may be reported sooner than under current practice. ASU No. 2010-28 did not have a material impact on our financial statements.

Effective January 1, 2011, we adopted ASU No. 2009-13—Multiple-Deliverable Revenue Arrangements—a Consensus of the FASB Emerging Issues Task Force, which amends FASB ASC Topic 605—Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. Based on current sales contracts in place at March 31, 2011, the adoption of ASU No. 2009-13 did not have a material impact on our financial results. We may enter into sales contracts with multiple deliverable element conditions with stand-alone value in the future which may affect the timing of our revenue recognition and may have an impact on our financial statements. See Revenue Recognition and Presentation within Note 1 for further discussion of this standard and its potential effects.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

As of March 31, 2011, our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)	Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of our 2011 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. We are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or results of our operations. However, we are currently involved in litigation in the Philippines. Three former employees of our Asia operation have individually brought employment related claims against the Company and each of those claims is awaiting final resolution. Additionally, the founders of Qinteraction have filed suit against the Company, in the Philippine courts, to pursue obtaining the shares held in escrow in connection with the Company’s purchase of Qinteraction, and have also asserted claims for additional money. The Company believes that any ultimate liability surrounding these claims, if any, will not have a material impact on its financial position or results of operations. See Part I Item 1A— “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 4, 2011, for additional discussion of the litigation and regulatory risks facing our Company.

ITEM 1A.	RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

The following exhibits are filed with this report as indicated below:

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINMAKER SYSTEMS, INC.

Dated: May 16, 2011	/s/ Michael Silton
Michael Silton
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Timothy Burns
Timothy Burns
Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)