Form 10-Q
period 2011-06-30
RAINMAKER SYSTEMS INC
filed 2011-08-15
CIK 1094007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2011

COMMISSION FILE NUMBER 000-28009
 __________________________
RAINMAKER SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
 __________________________

Delaware	33-0442860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
900 East Hamilton Ave., Suite 400
Campbell, California 95008
(address of principal executive offices) (zip code)

(408) 626-3800
(Registrant’s telephone number, including area code)
 __________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of August 10, 2011, the registrant had 26,774,295 shares of Common Stock, $0.001 par value, outstanding.

RAINMAKER SYSTEMS, INC.
FORM 10-Q
AS OF JUNE 30, 2011

PART I.—FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,831	$12,171
Restricted cash	10	88
Accounts receivable, less allowance for doubtful accounts of $85 at June 30, 2011 and $102 at December 31, 2010	6,387	6,889
Prepaid expenses and other current assets	1,087	1,087
Total current assets	19,315	20,235
Property and equipment, net	5,178	6,140
Intangible assets, net	224	432
Goodwill	5,323	5,269
Other non-current assets	771	833
Total assets	$30,811	$32,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,632	$6,706
Accrued compensation and benefits	1,407	1,168
Other accrued liabilities	2,793	2,792
Deferred revenue	2,037	2,820
Current portion of capital lease obligations	111	—
Current portion of notes payable	4,348	2,520
Total current liabilities	18,328	16,006
Deferred tax liability	434	384
Long-term deferred revenue	193	244
Common stock warrant liability	790	—
Other long-term liabilities	—	182
Capital lease obligations, less current portion	73	—
Notes payable, less current portion	—	1,834
Total liabilities	19,818	18,650
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 28,346,071 shares issued and 26,724,883 shares outstanding at June 30, 2011 and 24,750,009 shares issued and 23,275,199 shares outstanding at December 31, 2010	26	22
Additional paid-in capital	128,429	124,826
Accumulated deficit	(113,347)	(106,947)
Accumulated other comprehensive loss	(1,652)	(1,375)
Treasury stock, at cost, 1,621,188 shares at June 30, 2011 and 1,474,810 shares at December 31, 2010	(2,463)	(2,267)
Total stockholders’ equity	10,993	14,259
Total liabilities and stockholders’ equity	$30,811	$32,909
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenue	$9,092	$9,350	$17,881	$24,159
Cost of services	6,134	5,729	11,845	11,911
Gross margin	2,958	3,621	6,036	12,248
Operating expenses:
Sales and marketing	1,020	996	1,963	2,050
Technology and development	2,259	2,379	3,980	4,902
General and administrative	1,926	2,561	4,258	5,167
Depreciation and amortization	956	1,128	2,105	2,267
Gain on fair value re-measurement	—	—	(70)	—
Total operating expenses	6,161	7,064	12,236	14,386
Operating loss	(3,203)	(3,443)	(6,200)	(2,138)
Change in fair value of warrant liability	(25)	—	(25)	—
Interest and other expense, net	51	91	88	905
Loss before income tax expense	(3,229)	(3,534)	(6,263)	(3,043)
Income tax expense	68	48	137	144
Net loss	$(3,297)	$(3,582)	$(6,400)	$(3,187)
Basic and diluted net loss per share	$(0.16)	$(0.18)	$(0.30)	$(0.16)
Weighted average common shares
Basic and diluted	21,251	20,331	21,099	20,154
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Operating activities:
Net loss	$(6,400)	$(3,187)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,895	1,881
Amortization of intangible assets	210	386
Gain on fair value re-measurement	(70)	—
Change in fair value of warrant liability	(25)	—
Stock-based compensation expense	1,058	1,513
Provision (credit) for allowance for doubtful accounts	12	(68)
Write-down of investment	—	740
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	471	1,751
Prepaid expenses and other assets	(241)	399
Accounts payable	1,011	(1,745)
Accrued compensation and benefits	144	(78)
Other accrued liabilities	(156)	278
Income tax payable	(5)	(259)
Deferred tax liability	49	75
Deferred revenue	(837)	6
Net cash provided by (used in) operating activities	(2,884)	1,692
Investing activities:
Purchases of property and equipment	(886)	(2,077)
Restricted cash, net	78	(6)
Acquisition of business, net of cash acquired	—	(492)
Repayment of note receivable	—	1,250
Net cash used in investing activities	(808)	(1,325)
Financing activities:
Proceeds from issuance of common stock from offering	3,471	—
Proceeds from issuance of common stock from option exercises	12	2
Proceeds from borrowings	417	1,700
Repayment of borrowings	(448)	(1,232)
Net proceeds on overdraft facility	18	—
Proceeds from capital lease obligations	216	—
Repayment of capital lease obligations	(41)	(240)
Tax payments in connection with treasury stock surrendered	(196)	(247)
Purchases of treasury stock	—	(73)
Net cash provided by (used in) financing activities	3,449	(90)
Effect of exchange rate changes on cash	(97)	32
Net increase (decrease) in cash and cash equivalents	(340)	309
Cash and cash equivalents at beginning of period	12,171	15,129
Cash and cash equivalents at end of period	$11,831	$15,438
Supplement disclosures of cash flow information:
Cash paid for interest	$111	$124
Cash paid for income taxes	$103	$312
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in acquisition	$—	$701
Notes payable issued in acquisition	$—	$321
Common stock warrants issued	$815	$—
See accompanying notes.

RAINMAKER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
— UNAUDITED —

1.    SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES
Business
The accompanying consolidated financial statements include the accounts of Rainmaker Systems, Inc. and its wholly-owned subsidiaries (“Rainmaker”, “we”, “our” or “the Company”). Rainmaker is a leading global provider of business-to-business, or B2B, e-commerce solutions that drive online sales and renewal for products, subscriptions and training for our clients and their channel partners. Rainmaker provides these solutions on a global basis supporting multiple payment methods, currencies and language capabilities. The Rainmaker solution combines cloud-based e-commerce solutions for online sales enhanced by global sales agents to increase client satisfaction and deliver maximum revenue while increasing ease of doing business at each phase of the customer buying cycle.
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
The results of our operations for the three and six months ended June 30, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011, or any other period. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (“SEC”) on March 4, 2011. Balance sheet information as of December 31, 2010, has been derived from the audited financial statements for the year then ended.
Certain amounts reported in the accompanying financial statements for 2010 have been reclassified to conform to the 2011 presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside of the Company, and other relevant facts and circumstances. Actual results could differ materially from those estimates. Accounting policies that include particularly significant estimates are revenue recognition and presentation policies, valuation of accounts receivable, measurement of our deferred tax asset and the corresponding valuation allowance, allocation of purchase price in business combinations, fair value estimates for the expense of employee stock options and warrants and the assessment of recoverability and impairment of goodwill, intangible assets, private company investments, fixed assets and commitments and contingencies.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents generally consist of money market funds and certificates of deposit. The fair market value of cash equivalents represents the quoted market prices at the balance sheet dates and approximates their carrying value.

The following is a summary of our cash and cash equivalents at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Cash and cash equivalents:
Cash	$9,898	$6,253
Money market funds	1,933	5,918
Total cash and cash equivalents	$11,831	$12,171
On March 23, 2011, we renewed our borrowings with HSBC Bank (the “Loan Line Facility”). The Loan Line Facility provides borrowing availability up to a maximum of $630,000 secured by a standby documentary credit (“SDC”) and matures on November 2, 2011. The SDC is secured by a cash balance of approximately $702,000 held with HSBC Bank as of June 30, 2011.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers or clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our clients or our clients' customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At June 30, 2011 and December 31, 2010, our allowance for potentially uncollectible accounts was $85,000 and $102,000, respectively.
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
Costs of internal-use software are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, and FASB ASC 350-50, Website Development Costs. The guidance requires that we expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of ASC 350-40 and ASC 350-50 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development costs, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software and associated interest costs are capitalized. We capitalized approximately $381,000 and $734,000 of such costs during the three and six months ended June 30, 2011, respectively, and approximately $586,000 and $942,000 during the three and six months ended June 30, 2010, respectively. Capitalized costs are amortized using the straight-line method over the shorter of the term of related client agreement, if such development relates to a specific outsource client, or the software’s estimated useful life, ranging from two to five years. Capitalized internal-use software and website development costs are included in property and equipment in the accompanying balance sheets.
Goodwill and Other Intangible Assets
We completed several acquisitions during the period January 1, 2005 through June 30, 2011. Goodwill represents the excess of the acquisition purchase price over the estimated fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired. In our analysis of goodwill and other intangible assets, we apply the guidance of FASB ASC 350-20-35, Intangibles – Goodwill and Other-Subsequent Measurement, in determining whether any impairment conditions exist. In our analysis of other finite lived amortizable intangible assets, we apply the guidance of FASB ASC 360-10-35, Property, Plant and Equipment-Subsequent Measurement, in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various technologies, customer relationships and trade names of the businesses we have acquired. At June 30, 2011 and December 31, 2010, we had accumulated impairment losses of $11.5 million.
In the fourth quarter of 2010, we performed our annual goodwill impairment evaluation required under FASB ASC 350-20-35, Intangibles – Goodwill and Other-Subsequent Measurement, and concluded that goodwill was not impaired. The estimated fair value of each of these reporting units exceeded their carrying values by greater than 20% as of December 31, 2010. At June 30,

2011 and December 31, 2010, we had approximately $3.8 million in goodwill recorded on our contract sales reporting unit and approximately $1.5 million recorded on our Rainmaker Europe reporting unit.

We report segment results in accordance with FASB ASC 280, Segment Reporting. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by detailed information listing revenues by customer and product line, for purposes of making operating decisions and assessing financial performance. Currently, the chief operating decision maker does not use product line financial performance as a basis for business operating decisions. Accordingly, the Company has concluded that it has one operating and reportable segment. However, in accordance with FASB ASC 350-20-35, we are required to test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment. Thus, our reporting units for goodwill impairment testing are Contract Sales, Lead Development, Rainmaker Asia and Rainmaker Europe.
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
Based on information we received on April 30, 2010 from a private company in which we invested in 2007 in the form of a secured note and a minority equity investment, we took a non-cash charge in the first quarter of 2010 for the carrying value of our minority equity investment of $740,000.
Revenue Recognition and Presentation
Substantially all of our revenue is generated from the sale of service contracts and maintenance renewals, lead development services and software subscriptions for hosted internet sales of web-based training. Revenue is recorded using the proportional performance model, where revenue is recognized as performance occurs over the term of the contract and any initial set up fees are recognized over the estimated customer life. We recognize revenue from the sale of our clients’ service contracts and maintenance renewals on the “net basis”, which represents the amount billed to the end customer less the amount paid to our client. Revenue from the sale of service contracts and maintenance renewals is recognized when a purchase order from a client’s customer is received, the service contract or maintenance agreement is delivered, the fee is fixed or determinable, the collection of the receivable is reasonably assured, and no significant post-delivery obligations remain unfulfilled. Revenue from lead development services we perform is recognized as the services are accepted and is generally earned ratably over the service contract period. Some of our lead development service revenue is earned when we achieve certain attainment levels and is recognized upon customer acceptance of the service. We earn revenue from our software application subscriptions of hosted online sales of web-based training ratably over each contract period. Since these software subscriptions are usually paid in advance, we have recorded a deferred revenue liability on our balance sheet that represents the prepaid portions of subscriptions that will be earned over the next one to three years.
The FASB’s Emerging Issues Task Force has issued new accounting guidance for revenue arrangements with multiple deliverables. We evaluated our agreements for multiple element arrangements under the new guidance based on sales contracts entered into during 2011. Based on the results of our evaluation, our agreements typically do not contain multiple deliverables. In the few instances where our agreements have contained multiple deliverables, they do not have value to our customers on a standalone basis, and therefore the deliverables are considered together as one unit of accounting. However, we may enter into sales contracts with multiple deliverable element conditions with stand-alone value in the future which may affect the timing of our revenue recognition and may have an impact on our future financial statements.
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
Cost of Services
Cost of services consists of costs associated with promoting and selling our clients’ products and services including compensation costs of sales personnel, sales commissions and bonuses, costs of designing, producing and delivering marketing services, and salaries and other personnel expenses related to fee-based activities. Cost of services also includes the costs of allocated facility and telephone usage for our telesales representatives as well as other direct costs associated with the delivery of our services. Most of the costs are personnel related and are mostly variable in relation to our net revenue. Bonuses and sales commissions will typically change in proportion to revenue or profitability.
Advertising
We expense advertising costs as incurred. These costs were not material and are included in sales and marketing expense.
Income Taxes
We account for income taxes using the liability method. The liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At June 30, 2011 and December 31, 2010, we had gross deferred tax assets of $31.8 million and $27.8 million, respectively. At June 30, 2011 and December 31, 2010, the deferred tax assets were subject to a 100% valuation allowance and therefore are not recorded on our balance sheet as assets. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.
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
Our policy for recording interest and penalties related to uncertain tax positions is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in interest and other expense, net, in the statement of operations. There were immaterial amounts accrued for interest and penalties related to uncertain tax positions as of June 30, 2011.
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
We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the three months ended June 30, 2011, three clients accounted for 10% or more of our net revenue, with Symantec representing approximately 16% of our net revenue, Microsoft representing approximately 14% of our net revenue and TechTeam representing approximately 11% of our net revenue. In the six months ended June 30, 2011, four clients accounted for 10% or more of our net revenue, with Symantec representing approximately 15% of our net revenue, Microsoft and TechTeam each representing approximately 12% of our net revenue, respectively, and Hewlett-Packard representing approximately 11% of our net revenue.
In the three months ended June 30, 2010, two clients accounted for 10% or more of our net revenue, with Hewlett-Packard representing approximately 22% of our net revenue, and Symantec representing approximately 12% of our net revenue. In the six months ended June 30, 2010, three clients accounted for 10% or more of our net revenue, with Sun Microsystems representing approximately 30% of our net revenue, Hewlett-Packard representing approximately 14% of our net revenue and Symantec representing approximately 10% of our net revenue.
No individual client’s end-user customer accounted for 10% or more of our revenues in any period presented.
We have outsourced services agreements with our significant clients that expire at various dates ranging through August 2013. Our agreements with Symantec expire at various dates from March 2012 through June 2012, and can generally be terminated prior to expiration with ninety days notice. Our agreements with Microsoft expire at various dates from June 2012 through August 2013, and generally can be terminated with thirty days notice. Our agreement with TechTeam expires in May of 2012, and can be terminated prior to expiration with ninety days notice. Our agreements with Hewlett-Packard expire at various dates from October 2011 through May 2012 and can generally be terminated prior to expiration with ninety days notice.
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
Segment Reporting
In accordance with FASB ASC 280, Segment Reporting, the Company has concluded that it has one operating and reportable segment. We have call center operations within the United States of America, the Philippines, the United Kingdom and France where we perform services on behalf of our clients. While we exited our Canadian call center facility in September 2010, we continue to maintain a network of managed telesales representatives in the region.

The following is a breakdown of net revenue by product line for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Contract sales (1)	$3,904	$4,041	$7,513	$13,780
Lead development	4,304	4,380	8,595	8,454
Training sales	884	929	1,773	1,925
Total	$9,092	$9,350	$17,881	$24,159
 _____________

(1)	The six months ended June 30, 2010 includes revenue of approximately $4.6 million for the one-time settlement payment for a contract termination/buyout.
Foreign revenues are attributed to the country of the business entity that executed the contract. The Company utilizes our call centers in the United States, the Philippines, the United Kingdom and France and a network of managed telesales representatives in Canada to fulfill these contracts. Although we do not have a call center in the Cayman Islands, our Cayman Islands-based holding company, obtained as part of the Qinteraction Limited acquisition, has operations in the Philippines. The following is a geographic breakdown of our net revenue for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
United States (1)	$5,749	$6,525	$11,104	$19,013
Cayman Islands	1,969	1,939	4,421	3,244
Europe	656	313	1,027	836
Philippines	718	573	1,329	1,066
Total	$9,092	$9,350	$17,881	$24,159
 _____________

(1)	The six months ended June 30, 2010 includes revenue of approximately $4.6 million for the one-time settlement payment for a contract termination/buyout.
Property and equipment information is based on the physical location of the assets, and goodwill and intangible information is based on the country of the business entity to which these are allocated. The following is a geographic breakdown of net long-lived assets as of June 30, 2011 and December 31, 2010 (in thousands):

	Property & Equipment, Net	Goodwill	Intangible Assets, Net
June 30, 2011
United States	$2,800	$3,777	$144
Cayman Islands	—	—	58
Philippines	2,185	—	—
Canada	33	—	—
Europe	160	1,546	22
Total	$5,178	$5,323	$224
December 31, 2010
United States	$3,277	$3,777	$241
Cayman Islands	—	—	121
Philippines	2,689	—	—
Canada	43	—	—
Europe	131	1,492	70
Total	$6,140	$5,269	$432
Foreign Currency Translation
The functional currency of our foreign subsidiaries was determined to be their respective local currencies (Canadian Dollar,

Philippine Peso and Great Britain Pound). Foreign currency assets and liabilities are translated at the current exchange rates at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the year. The related unrealized gains and losses from foreign currency translation are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity in the consolidated balance sheet and consolidated statement of stockholders’ equity and comprehensive income (loss). Net gains and losses resulting from foreign exchange transactions are included in interest and other expense, net, in the consolidated statements of operations.

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
On September 24, 2008, we entered into an agreement to lease approximately 20,000 square feet of space for our Canadian operations. The lease has a minimum term of three years and commenced on January 1, 2009. Annual gross rent is $400,000 Canadian dollars. Based on the exchange rate at June 30, 2011, annual rent is approximately $410,000 U.S. dollars. Additionally, we are responsible for our proportionate share of utilities, taxes and other common area maintenance charges during the lease term. In September 2010, we exited our Canadian call center and took a restructuring charge in 2010 for this lease commitment of $416,000, a write off of certain leasehold improvements of $106,000 and other facility costs of $46,000. In March 2011, we removed the sublease assumption from our estimate of the remaining lease liability resulting in an additional charge $99,000. At June 30, 2011 and December 31, 2010, the remaining liability for the Montreal facility closure was $284,000 and $324,000, respectively.
Related Party Transactions
In June 2011, we issued and sold 3.7 million shares of our common stock, together with warrants to purchase up to an aggregate 1.5 million additional shares, in a public offering. Members of our board of directors purchased 135,660 shares at a price of $1.29 per share. They also received warrants to purchase up to an additional 54,264 shares with an initial exercise price of $1.40 per share. See Note 7 for more information regarding our recent equity offering,
In October 2007, we closed an OEM licensing agreement with Market2Lead, Inc. (“Market2Lead”), a software-as-a-service provider of business-to-business automated marketing solutions, to further enhance LeadWorks, Rainmaker's on-demand marketing automation application. In connection with this agreement, Rainmaker provided Market2Lead with growth financing of $2.5 million in secured convertible and term debt. In October 2008, one-half of the debt was converted into preferred shares of Market2Lead. In May 2010, we received payment from Market2Lead for the $1,250,000 in remaining term debt plus accrued interest of approximately $170,000 as Market2Lead was sold. In connection with this sale, we took a non-cash charge in the first quarter of 2010 for the carrying value of our minority equity investment of $740,000.
Recent Accounting Standards
In June 2011, the FASB issued new accounting guidance, Accounting Standards Update (“ASU”) No. 2011-05 – Presentation of Comprehensive Income. This update requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is effective for the first reporting period beginning after December 15, 2011.
Effective January 1, 2011, we adopted ASU No. 2010-28 – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This update provided amendments to FASB ASC Topic 350 – Intangibles, Goodwill and Other, that requires an entity to perform a Step 2 impairment test even if a reporting unit has a zero or negative carrying amount. Step 1 tests whether the carrying amount of a reporting unit exceeds its fair value. Previously, reporting units with zero or negative carrying value passed Step 1 because the fair value was generally greater than zero. Step 2 requires impairment testing and impairment valuation to be calculated in between annual tests if an event or circumstances indicate that it is more likely than not that goodwill has been impaired. As a result of this standard, goodwill impairments may be reported sooner than under current practice. ASU No. 2010-28 did not have a material impact on our financial statements.
Effective January 1, 2011, we adopted ASU No. 2009-13 – Multiple-Deliverable Revenue Arrangements – a Consensus of the FASB Emerging Issues Task Force, which amends FASB ASC Topic 605 – Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. Based on current sales contracts in place at June 30, 2011, the adoption of ASU No. 2009-13 did not have a material impact on our financial results. We may enter into sales contracts with multiple deliverable element conditions with stand-alone value in the future which may affect the timing of our revenue recognition and may have an impact on our future financial statements. See Revenue Recognition and Presentation above for further discussion of this standard.

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

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(3,297)	$(3,582)	$(6,400)	$(3,187)
Weighted-average shares of common stock outstanding – basic and dilutive	21,251	20,331	21,099	20,154
Basic and diluted net loss per share	$(0.16)	$(0.18)	$(0.30)	$(0.16)
For the three and six months ended June 30, 2011, the Company excluded approximately 4.2 million and 4.4 million options, warrants and unvested restricted share awards, respectively, from the calculation of diluted net loss per share as these securities were anti-dilutive. In the three and six months ended June 30, 2010, the Company excluded approximately 3.8 million and 3.9 million options, warrants and unvested restricted share awards, respectively, from the calculation of diluted net loss per share as these securities were anti-dilutive.

3.    PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	Estimated Useful Life	June 30, 2011	December 31, 2010
Computer equipment	3 years	$10,263	$10,094
Capitalized software and development	2-5 years	12,740	12,044
Furniture and fixtures	5 years	745	710
Leasehold improvements	Lease term	1,398	1,368
		25,146	24,216
Accumulated depreciation and amortization		(20,321)	(18,397)
Construction in process (1)		353	321
Property and equipment, net		$5,178	$6,140
 _____________

(1)
Construction in process at June 30, 2011 consists primarily of costs incurred to further develop and enhance the Company’s e-commerce platform. Estimated cost to complete these projects is in the range of $700,000 to $800,000, subject to future revisions.

4.    INTANGIBLE ASSETS
Intangibles assets consist of the following (in thousands):

	Estimated Useful Life	June 30, 2011	December 31, 2010
Developed technology	3 years	$330	$330
Customer relations	2-5 years	3,030	3,022
		3,360	3,352
Accumulated amortization		(3,136)	(2,920)
Intangibles assets, net		$224	$432

Future amortization of intangible assets at June 30, 2011 is as follows (in thousands):

Remainder of 2011	$121
Fiscal: 2012	103
Total future amortization	$224
5.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt consists of the following (in thousands):

	June 30, 2011	December 31, 2010
Credit facility	$3,000	$3,032
Loan line facility	630	630
Overdraft facility	376	356
Notes payable – Optima (net of $8 and $14 discount, respectively)	342	336
Total notes payable	4,348	4,354
Less: current portion	(4,348)	(2,520)
Total notes payable, less current portion	$—	$1,834

Credit Facility
In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank (the “Credit Facility”). The Credit Facility, as last amended in September 2010, was renewed for an additional fourteen months to December 10, 2011. In addition, the amendments added a new $500,000 term loan sub-facility which was used for borrowings through December 31, 2010. The maximum amount of credit available to the Company remains at $6 million, subject to a borrowing base, and includes a $1.0 million existing sub-facility for standby letters of credit, a $2.8 million existing term loan sub-facility, and the new $500,000 term loan sub-facility. The interest rate per annum for advances under the Credit Facility is equal to the greater of (i) 3.5%, or (ii) one quarter of one percent (0.25%) above the prime lending rate, currently at 3.25%. The interest rate per annum for advances under the term loan sub-facilities is equal to a fixed rate of 6.0%. On December 31, 2010, the Company borrowed the $500,000 allowed under the new term loan sub-facility. All existing term loan sub-facility advances outstanding as of December 31, 2010 were re-amortized and payable in twenty-seven (27) equal monthly installments of approximately $112,000 beginning on January 10, 2011 and continuing on the same day of each month thereafter through March 31, 2013.
On May 10, 2011, we elected to prepay the entire outstanding term loan balance by drawing on our Credit Facility's revolving line of credit. Because the line of credit matures on December 10, 2011, the entire loan balance is now classified as current within the Consolidated Balance Sheet. As noted above, the interest rate on these advances is 3.50%.
The amended Credit Facility is secured by substantially all of our consolidated assets, including intellectual property. We must comply with certain financial covenants, including not incurring a quarterly non-GAAP profit or loss negatively exceeding by more than 10% the amount of the non-GAAP profit or loss recited in our operating plan approved by Bridge Bank (the "performance to plan" financial covenant), and maintaining unrestricted cash with Bridge Bank equal to the greater of $2.0 million or the aggregate principal amount of the indebtedness from time to time outstanding with Bridge Bank plus $500,000.
The Credit Facility contains customary covenants that will, subject to limited exceptions, require Bridge Bank’s approval to, among other things, (i) create liens; (ii) make annual capital expenditures above a certain level; (iii) pay cash dividends; and (iv) merge or consolidate with another company above a certain amount of total consideration. The Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Credit Facility. For the three months ended June 30, 2011, we met the performance to plan financial covenant and we were in compliance with all other loan covenants.
In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. In December 2010, we issued an irrevocable standby letter of credit in the amount of £250,000 Great Britain Pounds, or $401,000 based on the exchange rate as of June 30, 2011, to Barclays Bank PLC to secure our overdraft facility described below. Both letters of credit were issued under the Credit Facility described above. As of June 30, 2011, no amounts had been drawn against the letters of credit.
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

Overdraft Facility
On November 25, 2010, our subsidiary, Rainmaker EMEA Limited, established an overdraft facility with Barclays Bank PLC in the amount of £247,500 Great Britain Pounds, or $397,000 based on the exchange rate at June 30, 2011. The interest rate is 3.5% per annum over the Bank’s Base Rate, as defined in the agreement, or 4.0% at June 30, 2011. This overdraft facility is secured by the £250,000 standby letter of credit issued by Bridge Bank noted above. The facility does not have a cancellation date, but the Bank may review the overdraft facility from time to time and at least annually. The next annual review is scheduled for November 5, 2011. At June 30, 2011 and December 31, 2010, we had borrowed $376,000 and $356,000 under this facility, respectively.
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

Capital Lease Obligations
In February 2011, Rainmaker Asia entered into a two-year computer equipment agreement with Japan-PNB Leasing and Finance Corporation. In accordance with the terms of the agreement, we are paying monthly installments of approximately $11,000 based on the exchange rate as of June 30, 2011.

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
Level 1    —    Quoted prices in active markets for identical assets or liabilities;
Level 2    —    Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
Level 3    —    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
A summary of the activity of the fair value of the Level 3 liabilities for the three months ended June 30, 2011 is as follows (in thousands):

	Beginning Value of Level 3 Liabilities	Additions	Gain on Fair Value Re- measurement	Foreign Currency Adjustment	Ending Fair Value of Level 3 Liabilities
Contingent Consideration — Optima	$113	$—	$—	$—	$113
Common stock warrant liability	$—	$815	$(25)	$—	$790

A summary of the activity of the fair value of the Level 3 liabilities for the six months ended June 30, 2011 is as follows (in thousands):

	Beginning Value of Level 3 Liabilities	Additions	Gain on Fair Value Re- measurement	Foreign Currency Adjustment	Ending Fair Value of Level 3 Liabilities
Contingent Consideration—Optima	$182	$—	$(70)	$1	$113
Common stock warrant liability	$—	$815	$(25)	$—	$790

The following table represents the fair value hierarchy for our financial assets and liabilities held by the Company measured at fair value on a recurring basis (in thousands):

June 30, 2011	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$1,933	$—	$—	$1,933
Liabilities:
Contingent consideration—Optima (2)	$—	$—	$113	$113
Common stock warrant liability	$—	$—	$790	$790
December 31, 2010
Assets:
Money market funds (1)	$5,918	$—	$—	$5,918
Liabilities:
Contingent consideration—Optima (2)	$—	$—	$182	$182
 _____________

(1)	Money market funds are valued using active quoted market rates.

(2)	Contingent consideration—Optima is valued based on the Company’s estimate of achieving the performance metrics as listed in the stock purchase agreement.

(3)
The fair value of the Company's common stock warrant liability (see Note 7—Stockholders' Equity) is determined using the Black–Scholes valuation method utilizing the quoted price of the Company's common stock in an active market. Volatility is estimated based on the historical market activity of the Company's stock. The expected life is based on the remaining contractual term of the warrants and the risk free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants' 5-year term.

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

7.    STOCKHOLDERS' EQUITY
Equity Offering
In June 2011, we issued and sold 3.7 million shares of our common stock, together with warrants to purchase up to an aggregate 1.5 million additional shares, in a public offering. The offering was made pursuant to a prospectus filed with the Company’s existing shelf registration statement on Form S-3 (File No. 333-171946), which was filed with the Securities and Exchange Commission (the “Commission”) on January 28, 2011, amended on February 18, 2011 and declared effective by the Commission on March 7, 2011, the prospectus supplement dated June 22, 2011, and the free writing prospectus dated June 23, 2011. We received net cash proceeds of approximately $3.5 million from the offering and accrued an additional $128,000 of related costs as of June 30, 2011. The net cash proceeds from the offering will be used for general corporate purposes, including working capital and capital expenditures. We may also use a portion of the net proceeds to acquire complementary technologies or businesses when the opportunity arises; however, we currently have no commitments or agreements with respect to any such transactions.
The 1.5 million warrants issued through the public offering have a 5-year term and an initial exercise price of $1.40 per share and are exercisable beginning six months after their issuance date. If at any time the shares of common stock issuable thereunder are not registered for resale pursuant to an effective registration statement, the warrants may be exercised by way of a cashless exercise. The warrants also contain provisions that protect the holders thereof against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events. In addition, the placement agent received a warrant to purchase a number of shares of common stock equal to three percent (3.0%) of the number of shares purchased by investors in the offering, which approximates 110,000 shares. The placement agent warrant has a 5-year term and an initial exercise price of $1.05 per share and is exercisable beginning six months after its issuance date. The placement agent warrant may also be exercised by way of a cashless exercise. The placement agent warrant also contains provisions that protect its holder against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events.
The Company has classified all of the above mentioned warrants as liabilities under the caption "Common stock warrant liability" and recorded at estimated fair value with the corresponding charge, as a separate line item after loss from operations, under the caption "Change in fair value of warrant liability." See Note 6—Fair Value Measurements for disclosure regarding the fair value of financial instruments. In the quarter ended June 30, 2011, the Company recorded a $25,000 gain on the fair value re-measurement of the warrants.
Stock Compensation
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
During the six months ended June 30, 2011, the Company had restricted stock awards that vested. The Company is required to withhold income taxes at statutory rates based on the closing market value of the vested shares on the date of vesting. The Company offers employees the ability to have vested shares withheld by the Company in an amount equal to the amount of taxes to be withheld. Based on this, the Company purchased 146,378 shares during the six months ended June 30, 2011, with a cost of approximately $197,000, from employees to cover federal and state taxes due.
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
We expense stock-based compensation to the same operating expense categories that the respective award grantee’s salary expense is reported. The table below reflects stock-based compensation expense for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock-based compensation expense included in:
Cost of services	$24	$38	$59	$90
Sales and marketing	53	58	86	130
Technology and development	44	79	97	180
General and administrative	312	561	816	1,113
	$433	$736	$1,058	$1,513
At June 30, 2011, approximately $1.8 million of stock-based compensation relating to unvested awards had not been amortized and will be expensed in future periods through 2015. Under current grants that are unvested and outstanding, approximately $1.0 million will be expensed in the remainder of 2011 as stock-based compensation subject to true-up adjustments for forfeitures and vestings during the year.

We calculate the value of our stock option awards when they are granted. Accordingly, we update our valuation assumptions for the risk-free interest rate on the date of grant. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants, stock volatility and an estimated forfeiture rate. During the six months ended June 30, 2011 and 2010, the weighted average valuation assumptions for stock option awards and forfeiture rates used for the expense calculations for stock option and restricted stock awards were as follows:

	Six Months Ended
	June 30,
	2011	2010
Expected life in years	3.76	3.39
Volatility	0.66	0.81
Risk-free interest rate	1.0%	1.4%
Dividend rate	—%	—%
Forfeiture Rates:
Options	27.61%	31.03%
Restricted stock	15.04%	16.82%
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
A summary of activity under our 2003 Plan for the six months ended June 30, 2011 is as follows:

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2010	86,806	673,431	$2.25
Authorized	931,008	—	—
Options granted	(170,000)	170,000	1.28
Restricted stock awards granted	(520,000)	—	—
Options exercised	—	(11,666)	1.02
Options canceled	131,310	(131,310)	2.55
Restricted stock awards forfeited	605,313	—	—
Balance at June 30, 2011	1,064,437	700,455	$1.98

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
The following table summarizes the activity with regard to restricted stock awards during the six months ended June 30, 2011. Restricted stock awards are issued from the 2003 Plan and any issuances will reduce the shares available for grant as indicated in the previous table. Restricted stock awards are valued at the closing market price of the Company’s stock on the date of the grant.

	Number of Shares	Weighted Average Grant Price
Balance of nonvested shares at December 31, 2010	2,457,063	$1.47
Granted	520,000	1.25
Vested	(519,812)	1.26
Forfeited	(605,313)	1.37
Balance of nonvested shares at June 30, 2011	1,851,938	$1.41
The total fair value of the nonvested restricted stock awards at grant date was $2.6 million as of June 30, 2011.

8.    COMPREHENSIVE LOSS
Foreign currency assets and liabilities are translated at the current exchange rates at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the year. The related unrealized gains and losses from foreign currency translation are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity in the consolidated balance sheet and consolidated statement of stockholders’ equity and comprehensive loss. The functional currency of our foreign subsidiaries was determined to be their respective local currencies (Canadian Dollar, Philippine Peso and Great Britain Pound). Accordingly, we recorded a foreign currency translation adjustment within other comprehensive loss during the three and six months ended June 30, 2011 and 2010.
The components of comprehensive loss were as follows for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010
Net loss	$(3,297)	$(3,582)	$(6,400)	$(3,187)
Foreign currency translation adjustments	(263)	5	(277)	(121)
Comprehensive loss	$(3,560)	$(3,577)	$(6,677)	$(3,308)
The components of the balance sheet caption accumulated other comprehensive loss are as follows (in thousands):

	June 30, 2011	December 31, 2010
Foreign currency translation adjustments	$(1,652)	$(1,375)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANAYLYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Among the important factors which could cause actual results to differ materially from those in the forward-looking statements include general market conditions, the current very difficult macro-economic environment and its impact on our business as our clients are reducing their overall marketing spending and our clients’ customers are reducing their purchase of services contracts, the high degree of uncertainty and our limited visibility due to economic conditions, our ability to execute our business strategy, our ability to integrate acquisitions without disruption to our business, the effectiveness of our sales team and approach, our ability to target, analyze and forecast the revenue to be derived from a client and the costs associated with providing services to that client, the date during the course of a calendar year that a new client is acquired, the length of the integration cycle for new clients and the timing of revenues and costs associated therewith, our client concentration given that we are currently dependent on a few significant client relationships, potential competition in the marketplace, the ability to retain and attract employees, market acceptance of our service programs and pricing options, our ability to maintain and develop our existing technology platform and to deploy new technology, our ability to sign new clients and control expenses, the possibility of the discontinuation of some client relationships, the potential for additional litigation and adverse outcomes to litigation the company is currently involved in, the financial condition of our clients’ businesses, our ability to raise additional equity or debt financing and other factors as detailed in Part I Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 4, 2011.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to update such forward-looking statements publicly for any reason even if new information becomes available in the future, except as may be required by law.

Overview
We are a leading global provider of B2B e-commerce solutions that drive online sales and renewal for products, subscriptions and training for our clients and their channel partners. Rainmaker provides these solutions on a global basis supporting multiple payment methods, currencies and language capabilities. We have developed a B2B solution which includes the following:

•	Cultivate: Convert existing leads into additional pipeline dollars by nurturing potential customers until they are ready to buy.

•	Transact: Sell more product, maintenance and training directly to our clients' SMB customers or via their channel partners.

•	Renew: Maximize renewal rates, subscriptions and other contracts to significantly increase our clients' customers' life-time value.
A key aspect of this enhanced solution is to provide our clients a way to partner with Rainmaker on a scalable, repeatable and predictable sales model. This enables our clients to turn every customer contact into revenue generating opportunities while simplifying otherwise complex sales and marketing needs. Rainmaker operates as a seamless extension of our clients' sales and marketing teams incorporating their brands and trademarks and leveraging best practices to amplify existing efforts.

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
With the establishment of our Canadian foreign subsidiary and the subsequent purchase of Canadian based assets in 2007, we adopted a policy for recording foreign currency transactions and translation in accordance with FASB ASC 830, Foreign Currency Matters. For our Canadian subsidiary, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at period-end exchange rates, and statement of operations items are translated at an average exchange rate prevailing during the period. Such translation adjustments are recorded in accumulated comprehensive loss, a component of stockholders’ equity. Also in 2007, we acquired Qinteraction Limited and its Philippine-based subsidiary. As a result of this acquisition, we also adopted the policy mentioned above for recording foreign currency transactions and translations for this subsidiary as the functional currency has been determined to be the local currency for the Philippine-based subsidiary. In January of 2009, we established our Rainmaker Europe subsidiary in the United Kingdom. We adopted the policy mentioned above for recording foreign currency transactions and translations for this subsidiary as the functional currency has been determined to be the local currency (Great Britain Pound) for the UK-based subsidiary. Gains and losses from foreign currency denominated transactions are included in interest and other expense, net, in the consolidated statements of operations. Foreign currency denominated transactions amounted to a loss of $3,000, and a gain of $14,000, for the three and six months ended June 30, 2011, respectively. For the three and six months ended June 30, 2010, foreign currency denominated transactions amounted to losses of $73,000 and $14,000, respectively.
Management believes there have been no significant changes during the six months ended June 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 4, 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	67.5	61.3	66.2	49.3
Gross margin	32.5%	38.7%	33.8%	50.7%
Operating expenses:
Sales and marketing	11.2	10.7	11.0	8.5
Technology and development	24.8	25.4	22.3	20.3
General and administrative	21.2	27.4	23.8	21.4
Depreciation and amortization	10.5	12.0	11.8	9.4
Gain on fair value re-measurement	—	—	(0.4)	—
Total operating expenses	67.7%	75.5%	68.5%	59.6%
Operating loss	(35.2)	(36.8)	(34.7)	(8.9)
Change in fair value of warrant liability	(0.3)	—	(0.1)	—
Interest and other expense, net	0.6	1.0	0.5	3.7
Loss before income tax expense	(35.5)%	(37.8)%	(35.1)%	(12.6)%
Income tax expense	0.7	0.5	0.8	0.6
Net loss	(36.2)%	(38.3)%	(35.9)%	(13.2)%

Comparison of Three Months Ended June 30, 2011 and 2010
Net Revenue. Net revenue decreased $258,000, or 3%, to $9.1 million in the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. This decrease is primarily resulting from the loss of two client programs in the second quarter of 2010. Excluding these programs, net revenue increased by $804,000, or 10%, over the comparative 2010 period.

The following table shows the change in revenue by product line between the periods (in thousands):

	Three Months Ended June 30,		$ Change	% Change
	2011	2010
Contract sales	$3,904	$4,041	$(137)	(3)%
Lead development	4,304	4,380	(76)	(2)%
Training sales	884	929	(45)	(5)%
Total	$9,092	$9,350	$(258)	(3)%
Our contract sales product line revenue decreased from the prior year primarily resulting from the loss of client programs in the second quarter of 2010. Revenue from our lead development product line decreased slightly over the comparative 2010 period due to the lost revenue on several US clients, offset from revenues from several new clients in the period in our Asia and Europe operations. Revenue from our training sales product line decreased by $45,000 or 5%, compared to the comparative 2010 period due to customer attrition.
Cost of Services and Gross Margin. Cost of services increased $405,000, or 7%, to $6.1 million in the three months ended June 30, 2011, as compared to the 2010 comparative period. The change is attributable primarily to increases in our Asia telesales workforce costs and new business in Europe. Our adjusted gross margin percentage was 33% in the three months ended June 30, 2011, as compared to 39% for the three months ended June 30, 2010. This decrease is due to discontinued client program revenue in the quarter ended June 30, 2010 with no associated cost of services. We expect cost of services to increase and gross margin to remain fairly consistent for the remainder of the year as we expect sales growth throughout 2011.
Sales and Marketing Expenses. Sales and marketing expenses increased $24,000, or 2%, to $1.0 million in the three months ended June 30, 2011, as compared to the 2010 comparative period. The change is primarily due to increased corporate marketing costs of $92,000, offset by a reduction in sales costs in our Europe operations of $69,000. We expect sales and marketing expenses to increase for the remainder of the year as compared to 2010 as the Company continues to invest in our sales and marketing to grow sales.
Technology and Development Expenses. Technology and development expenses decreased $120,000, or 5%, to $2.3 million during the three months ended June 30, 2011, as compared to the 2010 comparative period. The decrease is primarily attributable to decreases in personnel costs of approximately $213,000 due to reductions in our workforce, offset by increased telecommunication costs of $45,000. We expect technology and development expenses to decrease for the remainder of the year as compared to 2010 as we continue to focus on reducing our non-sales costs to offset our investment in sales and marketing.
General and Administrative Expenses. General and administrative expenses decreased $635,000, or 25%, to $1.9 million during the three months ended June 30, 2011, as compared to the 2010 comparative period. The decrease was primarily due to a reduction in personnel costs of $316,000 due to reductions in our workforce, $173,000 related to the exit of our Montreal facility in 2010, and $94,000 due to reduced executive stock compensation costs. We expect general and administrative expenses to decrease for the remainder of the year as compared to 2010 as we continue to focus on cost savings initiatives.
Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $172,000, or 15%, to $956,000 for the three months ended June 30, 2011, as compared to the 2010 comparative period. We expect depreciation and amortization expense to remain consistent with the current period for the remainder of 2011.
Interest and Other Expense, Net. The components of interest and other expense, net are as follows (in thousands):

	Three Months Ended June 30,		Change
	2011	2010
Interest income	$(2)	$(15)	$(13)
Interest expense	50	55	5
Currency translation loss	3	51	48
	$51	$91	$40

Net interest expense remained flat in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.
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
Income Tax Expense. Income tax expense increased $20,000, or 42%, to $68,000 for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. Our income tax expense for the three month period ended June 30, 2011, is based on our estimate of taxable income for the full year ending December 31, 2011, and primarily consists of estimates of foreign taxes and domestic gross margin taxes for certain states. We do not anticipate material changes to our implied effective tax rate for the year.

Comparison of Six Months Ended June 30, 2011 and 2010
Net Revenue. Net revenue decreased $6.3 million, or 26%, to $17.9 million in the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily resulting from a one-time settlement payment received during the first quarter of 2010 of approximately $4.6 million for a contract termination/buyout. Excluding the one-time settlement payment received in the quarter, net revenue decreased $1.7 million, or 8%, as compared to the prior year. The following table shows the change in revenue by product line between the periods (in thousands):

	Six Months Ended June 30,		$ Change	% Change
	2011	2010
Contract sales	$7,513	$13,780	$(6,267)	(45)%
Lead development	8,595	8,454	141	2%
Training sales	1,773	1,925	(152)	(8)%
Total	$17,881	$24,159	$(6,278)	(26)%
Our contract sales product line revenue decreased from the prior year primarily resulting from the receipt of a one-time settlement payment of approximately $4.6 million during the first quarter of 2010 for a contract termination/buyout. Excluding this one-time settlement payment, contract sales revenue decreased by $1.7 million, or 8%, over the comparative 2010 period primarily due to the loss of Sun Microsystems as a client in the first quarter of 2010. Revenue from our lead development product line increased predominantly from revenues from several new clients in the period. Revenue from our training sales product line decreased by $152,000, or 8%, compared to the comparative 2010 period due to customer attrition.
Cost of Services and Gross Margin. Cost of services decreased $66,000, or 1%, to $11.8 million in the six months ended June 30, 2011, as compared to the 2010 comparative period. The decrease is attributable primarily to reductions in our telesales workforce, offset by increases due to growth in our Asia and Europe operations. Our gross margin percentage decreased to 34% in the six months ended June 30, 2011, as compared to 51% for the six months ended June 30, 2010, primarily as a result of the one-time settlement payment received in the first quarter of 2010 and discontinued client program revenue in the second quarter of 2010 with no associated costs. Excluding the one-time settlement payment received during the first quarter of 2010 and the discontinued client program revenue in the second quarter of 2010, gross margin would have approximated 36% during the six months ended June 30, 2010. We expect cost of services to increase and gross margin to remain fairly consistent for the remainder of the year as we expect sales growth throughout 2011.
Sales and Marketing Expenses. Sales and marketing expenses decreased $87,000, or 4%, to $2.0 million in the six months ended June 30, 2011, as compared to the 2010 comparative period. The decrease is due to a reduction of costs in our Europe operations of $82,000. We expect sales and marketing expenses to increase for the remainder of the year as compared to 2010 as the Company continues to invest in our sales and marketing to grow sales.
Technology and Development Expenses. Technology and development expenses decreased $922,000, or 19%, to $4.0 million during the six months ended June 30, 2011, as compared to the 2010 comparative period. The decrease is primarily attributable to decreases in personnel costs of approximately $488,000 due to reductions in our workforce, decreased outsourced services of $393,000, and a cost reduction in licenses and fees of $81,000. We expect technology and development expenses to decrease for the remainder of the year as compared to 2010 as we continue to focus on reducing our non-sales costs to offset our investment in sales and marketing.
General and Administrative Expenses. General and administrative expenses decreased $909,000, or 18%, to $4.3 million during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. The decrease was primarily due to a reduction in personnel costs of $407,000 due to reductions in our workforce, a reduction in legal costs of $204,000 related to the acquisition of Optima in the six months ended June 30, 2010, and a reduction in executive stock compensation of $298,000. We expect general and administrative expenses to decrease for the remainder of the year as compared to 2010 as we continue to focus on cost savings initiatives.
Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $162,000, or 7%, to $2.1 million for the six months ended June 30, 2011, as compared to the 2010 comparative period. We expect depreciation and amortization expense to remain consistent with the current period for the remainder of 2011.
Interest and Other Expense, Net. The components of interest and other expense, net are as follows (in thousands):

	Six Months Ended June 30,		Change
	2011	2010
Interest income	$(5)	$(34)	$(29)
Interest expense	107	126	19
Currency translation (gain) loss	(14)	73	87
Write-down of investment	—	740	740
	$88	$905	$817

Net interest expense remained flat in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.
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
Income Tax Expense. Income tax expense decreased $7,000, or 5%, to $137,000 for the six months ended June 30, 2011, as compared to the 2010 comparative period. Our income tax expense for the six month period ended June 30, 2011, is based on our estimate of taxable income for the full year ending December 31, 2011, and primarily consists of estimates of foreign taxes and domestic gross margin taxes for certain states. We do not anticipate material changes to our implied effective tax rate for the year.

Liquidity and Sources of Capital
Cash used in operating activities for the six months ended June 30, 2011 was $2.9 million, as compared to cash provided by operating activities of $1.7 million in the six months ended June 30, 2010. Cash used in operating activities in 2011 was primarily the result of a net loss totaling $6.4 million, changes in operating assets and liabilities that generated $436,000 of cash for the year, partly offset by non-cash expenditures of depreciation and amortization of property and intangibles of $2.1 million and stock-based compensation expenses of $1.1 million.
Cash provided by operating activities for the six months ended June 30, 2010 was primarily the result of net loss totaling $3.2 million, non-cash expenditures of depreciation and amortization of property and intangibles of $2.3 million, stock-based compensation expenses of $1.5 million, a credit for the recovery of allowance for doubtful accounts of $68,000, write-down of investment of $740,000, and changes in operating assets and liabilities that provided $427,000 of cash for the year. The net loss for the six months ended June 30, 2010, includes a one-time non-recurring settlement payment of $4.6 million received for a contract termination/buyout in the first quarter of 2010.
Cash used in investing activities was $808,000 in the six months ended June 30, 2011, as compared to cash used in investing activities of $1.3 million in the six months ended June 30, 2010. The change is primarily the result of decreases in capital expenditures of approximately $1.2 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 and $492,000 paid in the first quarter of 2010 for the acquisition of Optima Consulting Partners Limited in January 2010, offset by the repayment of a note receivable from Market2Lead during the second quarter of 2010 of $1.3 million. In addition, there was a decrease in the restricted cash balance of approximately $78,000 in the six months ended June 30, 2011, as compared to an increase in the restricted cash balance of approximately $6,000 in the six months ended June 30, 2010. Restricted cash represents the reserve for the refunds due for non-service payments inadvertently paid to the Company by our clients’ customers instead of paid directly to the Company’s clients. At the time of cash receipt, the Company records a current liability for the amount of non-service payments received. The decrease in restricted cash represents a reduction of the balance of refunds due to customers.
Cash provided by financing activities was approximately $3.4 million in the six months ended June 30, 2011, as compared to cash used in financing activities of $90,000 in the six months ended June 30, 2010. Cash provided by financing activities in 2011 was primarily a result of $3.5 million in proceeds from our June 2011 offering of common stock, capital lease obligation proceeds of $216,000 and borrowings under our credit facility of $417,000, offset by $448,000 in repayments under our credit and overdraft facilities and purchases of $196,000 of treasury stock from employees for shares withheld for income taxes payable on restricted stock awards vested during the six months ended June 30, 2011. Cash provided by financing activities in the six months ended June 30, 2010 was primarily a result of $1.7 million in borrowings under our credit facility, offset by repayments of $1.2 million on our borrowings, payments on our capital lease obligations of $240,000, purchases of treasury stock under our Company announced share repurchase plan of $73,000, and purchases of $247,000 of treasury stock from employees for shares withheld for income taxes payable on restricted stock awards vested during the six months ended June 30, 2010.

Our principal source of liquidity as of June 30, 2011 consisted of $11.8 million of cash and cash equivalents. We believe we have adequate cash resources to repay notes payable and fund our current operations for at least the next twelve months.  Our capital requirements will depend on many factors including, among other things, our planned rate of growth, planned capital expenditures and working capital needs.  We will likely elect to maintain our current level of borrowings to assist in funding our future growth and working capital requirements.  If we are unable to do so, our planned growth objectives may be adjusted.
Credit Arrangements
In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank (the “Credit Facility”). The Credit Facility, as last amended in September 2010, was renewed for an additional fourteen months to December 10, 2011. In addition, the amendments added a new $500,000 term loan sub-facility which was used for borrowings through December 31, 2010. The maximum amount of credit available to the Company remains at $6 million, subject to a borrowing base, and includes a $1.0 million existing sub-facility for standby letters of credit, a $2.8 million existing term loan sub-facility, and the new $500,000 term loan sub-facility. The interest rate per annum for advances under the Credit Facility is equal to the greater of (i) 3.5%, or (ii) one quarter of one percent (0.25%) above the prime lending rate, currently at 3.25%. The interest rate per annum for advances under the term loan sub-facilities is equal to a fixed rate of 6.0%. On December 31, 2010, the Company borrowed the $500,000 allowed under the new term loan sub-facility. All existing term loan sub-facility advances outstanding as of December 31, 2010 were re-amortized and payable in twenty-seven (27) equal monthly installments of approximately $112,000 beginning on January 10, 2011 and continuing on the same day of each month thereafter through March 31, 2013.
On May 10, 2011, we elected to prepay the entire outstanding term loan balance by drawing on our Credit Facility's revolving line of credit. Because the line of credit matures on December 10, 2011, the entire loan balance is now classified as current within the Consolidated Balance Sheet. As noted above, the interest rate on these advances is 3.50%.
The amended Credit Facility is secured by substantially all of our consolidated assets, including intellectual property. We must comply with certain financial covenants, including not incurring a quarterly non-GAAP profit or loss negatively exceeding by more than 10% the amount of the non-GAAP profit or loss recited in our operating plan approved by Bridge Bank (the "performance to plan" financial covenant), and maintaining unrestricted cash with Bridge Bank equal to the greater of $2.0 million or the aggregate principal amount of the indebtedness from time to time outstanding with Bridge Bank plus $500,000.
The Credit Facility contains customary covenants that will, subject to limited exceptions, require Bridge Bank’s approval to, among other things, (i) create liens; (ii) make annual capital expenditures above a certain level; (iii) pay cash dividends; and (iv) merge or consolidate with another company above a certain amount of total consideration. The Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Credit Facility. For the three months ended June 30, 2011, we met the performance to plan financial covenant and we were in compliance with all other loan covenants.
In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. In December 2010, we issued an irrevocable standby letter of credit in the amount of £250,000 Great Britain Pounds, or $401,000 based on the exchange rate as of June 30, 2011, to Barclays Bank PLC to secure our overdraft facility described below. Both letters of credit were issued under the Credit Facility described above. As of June 30, 2011, no amounts had been drawn against the letters of credit.
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

Overdraft Facility
On November 25, 2010, our subsidiary, Rainmaker EMEA Limited, established an overdraft facility with Barclays Bank PLC in the amount of £247,500 Great Britain Pounds, or $397,000 based on the exchange rate at June 30, 2011. The interest rate is 3.5% per annum over the Bank’s Base Rate, as defined in the agreement, or 4.0% at June 30, 2011. This overdraft facility is secured by the £250,000 standby letter of credit issued by Bridge Bank noted above. The facility does not have a cancellation date, but the Bank may review the overdraft facility from time to time and at least annually. The next annual review is scheduled for November 5, 2011. At June 30, 2011 and December 31, 2010, we had borrowed $376,000 and $356,000 under this facility, respectively.
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

Off-Balance Sheet Arrangements
Leases
As of June 30, 2011, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2013. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and upfront cash flow related to purchasing the assets.
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
In September 2010, we extended an existing lease in Austin, Texas on approximately 21,388 square feet of space for a term of twelve months through December 31, 2011. Annual rent in the facility approximates $208,000, or $17,000 monthly. Additionally, we pay our proportionate share of maintenance on some of the common areas in the business park.
On September 24, 2008, we entered into an agreement to lease approximately 20,000 square feet of space and moved our Canadian operations to this new location which is close to Montreal. The lease has a minimum term of three years and commenced on January 1, 2009. Annual gross rent is $400,000 Canadian dollars. Based on the exchange rate at June 30, 2011, annual rent is approximately $410,000 U.S. dollars. Additionally, Rainmaker is responsible for its proportionate share of utilities, taxes and other common area maintenance charges during the lease term. In September 2010, we exited our Canadian call center facility and took a restructuring charge in 2010 for this lease commitment of $416,000, a write off of certain leasehold improvements of $106,000 and other facility costs of $46,000. In March 2011, we removed the sublease assumption from our estimate of the remaining lease liability resulting in an additional charge of $99,000.
We occupy approximately 40,280 square feet on three floors in the BPI Buendia Center building in Manila. Our current lease for this space commenced on April 1, 2008, has a five-year term and terminates on March 31, 2013. Based on the exchange rate as of June 30, 2011, our annual base rent will escalate from approximately $523,000 for the nine months ending March 31, 2012 to $753,000 for the final full year of the lease that ends in March 2013. On May 1, 2010, we executed a lease for approximately 15,852 square feet of call center space in the Alphaland Southgate Tower in Makati City. The lease has a three-year term and terminates on April 30, 2013. Based on the exchange rate as of June 30, 2011, and the free and discounted base rent included in the lease agreement, our annual base rent will escalate from approximately $279,000 in the current year of the lease to approximately $298,000 in the final year of the lease.
With our acquisition of Optima in January 2010, we assumed office leases in the United Kingdom, where we have call center and sales operations, in France where we have a small call center, and in Munich and Frankfurt, Germany where we had sales operations. In the quarter ended March 31, 2010, we consolidated our existing Rainmaker Europe operations in the United Kingdom in Optima’s office and terminated our existing month-to-month lease in London effective March 31, 2010. In the United Kingdom, we have leased space in Godalming outside of London. This lease commenced in November 2009, has a three year term and terminates in October 2012. In October 2010, we expanded the amount of space that we lease under this agreement to accommodate growth. Combined annual base rent for this facility is £134,000 Great Britain Pounds. Based on the exchange rate at June 30, 2011, annual rent is approximately $215,000 in U.S. dollars. We terminated our month-to-month leases in Munich and Frankfurt, Germany during July 2010. In France, we executed a three month lease agreement that commenced in April 2011. Monthly base rent under the new lease is €1,800 Euros per month. Based on the exchange rate as of June 30, 2011, monthly base rent approximates $2,500.

Rent expense, net of sub-lease income, under operating lease agreements during the six months ended June 30, 2011 and 2010 was $893,000 and $814,000, respectively. Rent expense for the six months ended June 30, 2011 includes $99,000 as a result of the recording an increase in the lease liability related to the Montreal office closure as we removed the sublease assumption from our determination of the remaining lease liability.
Guarantees
In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. The letter of credit was issued under the Credit Facility described above. As of June 30, 2011, no amounts had been drawn against the letter of credit.
On October 28, 2010, we entered into a business loan agreement with HSBC Bank (the “Loan Line Facility”). The $630,000 Loan Line Facility is secured by a $700,000 SDC and matures on November 2, 2011. The SDC is secured by a cash balance of approximately $702,000 held with HSBC Bank.
In December 2010, we issued an irrevocable standby letter of credit in the amount of £250,000 Great Britain Pounds, or $401,000 based on the exchange rates as of June 30, 2011, to Barclays Bank. The letter of credit was issued under the Credit Facility described above. As of June 30, 2011, no amounts had been drawn against the letter of credit.

Our customer contracts typically require us to contingently indemnify against certain qualified third party claims. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of June 30, 2011 and December 31, 2010.

Contractual Obligations
Capital Leases
In February 2011, Rainmaker Asia entered into a two-year computer equipment agreement with Japan-PNB Leasing and Finance Corporation. In accordance with the terms of the agreement, we are paying monthly installments of approximately $11,000 based on the exchange rate as of June 30, 2011.

Potential Impact of Inflation
To date, inflation has not had a material impact on our business.
Recent Accounting Standards
In June 2011, the FASB issued new accounting guidance, Accounting Standards Update (“ASU”) No. 2011-05 – Presentation of Comprehensive Income. This update requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is effective for the first reporting period beginning after December 15, 2011.
Effective January 1, 2011, we adopted ASU No. 2010-28 – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This update provided amendments to FASB ASC Topic 350 – Intangibles, Goodwill and Other, that requires an entity to perform a Step 2 impairment test even if a reporting unit has a zero or negative carrying amount. Step 1 tests whether the carrying amount of a reporting unit exceeds its fair value. Previously, reporting units with zero or negative carrying value passed Step 1 because the fair value was generally greater than zero. Step 2 requires impairment testing and impairment valuation to be calculated in between annual tests if an event or circumstances indicate that it is more likely than not that goodwill has been impaired. As a result of this standard, goodwill impairments may be reported sooner than under current practice. ASU No. 2010-28 did not have a material impact on our financial statements.

Table of Contents

Effective January 1, 2011, we adopted ASU No. 2009-13 – Multiple-Deliverable Revenue Arrangements – a Consensus of the FASB Emerging Issues Task Force, which amends FASB ASC Topic 605 – Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. Based on current sales contracts in place at June 30, 2011, the adoption of ASU No. 2009-13 did not have a material impact on our financial results. We may enter into sales contracts with multiple deliverable element conditions with stand-alone value in the future which may affect the timing of our revenue recognition and may have an impact on our financial statements. See Revenue Recognition and Presentation above for further discussion of this standard and its potential effects.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable for smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures
As of June 30, 2011, our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)	Change in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the second quarter of our 2011 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. We are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or results of our operations. We are currently involved in several proceedings before various courts including the Qinteraction proceedings described below, however, the Company believes that any ultimate liability surrounding these claims, if any, will not have a material impact on the Company's financial position or results of operations. See Part I Item 1A— “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 4, 2011, for additional discussion of the litigation and regulatory risks facing our Company.
Qinteraction
In the Philippines, the Company is no longer engaged in litigation with the founders of Qinteraction in that jurisdiction, as the Qinteraction founders have withdrawn their appeal of the last decision on the lawsuit in the Philippines.  The last Court resolution in the Philippines was decided in favor of Rainmaker Systems Inc., granting Rainmaker's request for dismissal of the lawsuit.
On June 22, 2011 the founders of Qinteraction filed a Complaint against Rainmaker Systems Inc. and the Bank of New York Trust Company in the State of New York, USA.  The litigation was filed in New York State Court and Rainmaker Systems Inc. had it removed to the Federal Court in the Southern District of New York.  The Complaint filed in New York is similar in most respects to the Complaint previously filed in the Philippines and seeks to obtain funds held in escrow by the Bank of New York Trust Company pursuant to the Stock Purchase Agreement. However, in addition, the plantiffs are seeking an additional sum of money pertaining to an earn out provision under the Stock Purchase Agreement in connection with Company's purchase of Qinteraction.
ITEM 1A.    RISK FACTORS
Not applicable for smaller reporting companies.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2011, we issued a warrant to purchase 110,192 shares of our common stock to Merriman Capital, Inc., the placement agent in connection with our registered offering of 3.7 million shares of our common stock and warrants to purchase up to an aggregate 1.5 million additional shares of our common stock that was completed in June 2011. The placement agent warrant has a 5-year term and an initial exercise price of $1.05 per share and is exercisable beginning six months after its

Table of Contents

issuance date. The placement agent warrant may also be exercised by way of a cashless exercise. The placement agent warrant also contains provisions that protect its holder against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events. The placement agent warrant was issued to the placement agent, an accredited investor, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

The table below presents share repurchase activity for the three months ended June 30, 2011. The shares were repurchased by us in connection with satisfaction of tax withholding obligations on vested restricted stock units.

Period	Total Number of Shares (or Units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
April 2011	2,715	$1.25	N/A	N/A
May 2011	5,258	$1.03	N/A	N/A
June 2011	11,581	$1.29	N/A	N/A
Total	19,554	$1.21	N/A	N/A

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.     RESERVED

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

(a)	Exhibits
The following exhibits are filed with this report as indicated below:

10.1
Placement Agent Agreement dated as of June 22, 2011 between Rainmaker Systems, Inc. and Merriman Capital, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker Systems, Inc. on June 23, 2011)

10.2
Form of Subscription Agreement dated as of June 22, 2011 between Rainmaker Systems, Inc. and certain investors. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rainmaker Systems, Inc. on June 23, 2011)

10.3†	Statement of Work dated as of July 12, 2011 between Rainmaker Systems, Inc. and Microsoft Corporation and Change Order drafted August 1, 2011.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

101*
The following materials from Rainmaker Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†	Confidential treatment has been requested from the Commission for certain portions of the referenced exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINMAKER SYSTEMS, INC.

Dated:	August 15, 2011	/s/ Michael Silton
Michael Silton
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Timothy Burns
Timothy Burns
Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)