Form 10-Q
period 2011-09-30
RAINMAKER SYSTEMS INC
filed 2011-11-14
CIK 1094007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of November 10, 2011, the registrant had 26,751,637 shares of Common Stock, $0.001 par value, outstanding.

RAINMAKER SYSTEMS, INC.
FORM 10-Q
AS OF SEPTEMBER 30, 2011

PART I.—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,514	$12,171
Restricted cash	13	88
Accounts receivable, less allowance for doubtful accounts of $70 at September 30, 2011 and $102 at December 31, 2010	7,429	6,889
Prepaid expenses and other current assets	1,175	1,087
Total current assets	19,131	20,235
Property and equipment, net	4,915	6,140
Intangible assets, net	155	432
Goodwill	5,284	5,269
Other non-current assets	752	833
Total assets	$30,237	$32,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,438	$6,706
Accrued compensation and benefits	1,587	1,168
Other accrued liabilities	3,787	2,792
Deferred revenue	2,252	2,820
Current portion of capital lease obligations	115	—
Current portion of notes payable	4,934	2,520
Total current liabilities	20,113	16,006
Deferred tax liability	456	384
Long-term deferred revenue	183	244
Common stock warrant liability	720	—
Other long-term liabilities	—	182
Capital lease obligations, less current portion	42	—
Notes payable, less current portion	—	1,834
Total liabilities	21,514	18,650
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 28,408,986 shares issued and 26,767,085 shares outstanding at September 30, 2011 and 24,750,009 shares issued and 23,275,199 shares outstanding at December 31, 2010	26	22
Additional paid-in capital	128,904	124,826
Accumulated deficit	(116,033)	(106,947)
Accumulated other comprehensive loss	(1,690)	(1,375)
Treasury stock, at cost, 1,641,901 shares at September 30, 2011 and 1,474,810 shares at December 31, 2010	(2,484)	(2,267)
Total stockholders’ equity	8,723	14,259
Total liabilities and stockholders’ equity	$30,237	$32,909
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenue	$9,614	$9,415	$27,495	$33,575
Cost of services	6,320	6,206	18,165	18,118
Gross margin	3,294	3,209	9,330	15,457
Operating expenses:
Sales and marketing	1,038	995	3,001	3,045
Technology and development	1,927	2,164	5,907	7,066
General and administrative	2,114	2,803	6,372	7,970
Depreciation and amortization	775	1,357	2,880	3,625
Loss (gain) on fair value re-measurement	114	(190)	44	(190)
Total operating expenses	5,968	7,129	18,204	21,516
Operating loss	(2,674)	(3,920)	(8,874)	(6,059)
Change in fair value of warrant liability	(70)	—	(95)	—
Interest and other expense, net	73	6	161	910
Loss before income tax expense	(2,677)	(3,926)	(8,940)	(6,969)
Income tax expense	9	70	146	213
Net loss	$(2,686)	$(3,996)	$(9,086)	$(7,182)
Basic and diluted net loss per share	$(0.11)	$(0.20)	$(0.41)	$(0.35)
Weighted average common shares
Basic and diluted	24,900	20,491	22,385	20,267
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Operating activities:
Net loss	$(9,086)	$(7,182)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	2,600	3,075
Amortization of intangible assets	280	550
Loss (gain) on fair value re-measurement	44	(190)
Change in fair value of warrant liability	(95)	—
Stock-based compensation expense	1,592	2,173
Provision (credit) for allowance for doubtful accounts	22	(38)
Write-down of investment	—	740
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(577)	870
Prepaid expenses and other assets	(340)	423
Accounts payable	723	(935)
Accrued compensation and benefits	412	303
Other accrued liabilities	816	1,025
Income tax payable	(44)	(380)
Deferred tax liability	73	114
Deferred revenue	(626)	206
Net cash provided by (used in) operating activities	(4,206)	754
Investing activities:
Purchases of property and equipment	(1,349)	(2,704)
Restricted cash, net	75	(14)
Acquisition of business, net of cash acquired	—	(492)
Repayment of note receivable	—	1,250
Net cash used in investing activities	(1,274)	(1,960)
Financing activities:
Proceeds from issuance of common stock from offering	3,409	—
Proceeds from issuance of common stock from option exercises	15	2
Proceeds from borrowings	1,224	1,700
Repayment of borrowings	(660)	(1,540)
Net proceeds on overdraft facility	26	—
Proceeds from capital lease obligations	216	—
Repayment of capital lease obligations	(68)	(240)
Tax payments in connection with treasury stock surrendered	(217)	(339)
Purchases of treasury stock	—	(99)
Net cash provided by (used in) financing activities	3,945	(516)
Effect of exchange rate changes on cash	(122)	183
Net decrease in cash and cash equivalents	(1,657)	(1,539)
Cash and cash equivalents at beginning of period	12,171	15,129
Cash and cash equivalents at end of period	$10,514	$13,590
Supplemental disclosures of cash flow information:
Cash paid for interest	$178	$174
Cash paid for income taxes	$119	$152
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in acquisition	$—	$701
Notes payable issued in acquisition	$—	$321
Common stock warrants issued	$815	$—
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
Basis of Presentation
The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The interim financial statements are unaudited but reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the results of these periods.
The results of our operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011, or any other period. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”) on March 4, 2011. Balance sheet information as of December 31, 2010 has been derived from the audited financial statements for the year then ended.
Certain amounts reported in the accompanying financial statements for 2010 have been reclassified to conform to the 2011 presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit.
Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, we had a net loss of $9.1 million and cash used in operating activities of $4.2 million for the nine months ended September 30, 2011. Our principal source of liquidity as of September 30, 2011 consisted of $10.5 million of cash and cash equivalents. We believe that our cash and cash equivalent balance and anticipated improvements in cash flows from operations due to forecasted revenue growth and operating cash savings from our planned cost saving initiatives will be sufficient to meet our operating requirements for the next twelve months. We will likely elect to maintain our current level of borrowings to assist in funding our future growth and working capital requirements. If external financing sources are not available or are inadequate to fund our operations, or our forecasted revenue growth does not materialize, we will be required to further reduce operating costs, which could jeopardize our future strategic initiatives and business plans.
The ability of the Company to continue as a going concern is dependent on our ability to develop profitable operations through implementation of our current business initiatives.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
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

The following is a summary of our cash and cash equivalents at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Cash and cash equivalents:
Cash	$4,863	$6,253
Money market funds	5,651	5,918
Total cash and cash equivalents	$10,514	$12,171
On November 2, 2011, we renewed our borrowings with HSBC Bank (the “Loan Line Facility”). The Loan Line Facility provides borrowing availability up to a maximum of $630,000 secured by a standby documentary credit (“SDC”) and matures in October 2012. The SDC is secured by a cash balance of approximately $702,000 held with HSBC Bank as of September 30, 2011.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers or clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our clients or our clients' customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At September 30, 2011 and December 31, 2010, our allowance for potentially uncollectible accounts was $70,000 and $102,000, respectively.
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
Costs of internal-use software are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, and FASB ASC 350-50, Website Development Costs. The guidance requires that we expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of ASC 350-40 and ASC 350-50 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development costs, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software and associated interest costs are capitalized. We capitalized approximately $335,000 and $1.1 million of such costs during the three and nine months ended September 30, 2011, respectively, and approximately $463,000 and $1.4 million of such costs during the three and nine months ended September 30, 2010, respectively. Capitalized costs are amortized using the straight-line method over the shorter of the term of related client agreement, if such development relates to a specific outsource client, or the software’s estimated useful life, ranging from two to five years. Capitalized internal-use software and website development costs are included in property and equipment on the accompanying balance sheets.

Goodwill and Other Intangible Assets
We completed several acquisitions during the period of February 2005 through January 2010. Goodwill represents the excess of the acquisition purchase price over the estimated fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired.
In our analysis of goodwill and other intangible assets, we apply the guidance of FASB ASC 350-20-35 in determining whether any impairment conditions exist. In our analysis of other finite lived amortizable intangible assets, we apply the guidance of FASB ASC 360-10-35, Property, Plant and Equipment-Subsequent Measurement, in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various technologies, customer relationships and trade names of the businesses we have acquired. At September 30, 2011 and December 31, 2010, we had accumulated impairment losses of $11.5 million.
In the fourth quarter of 2010, we performed our annual goodwill impairment evaluation required under FASB ASC 350-20-35, Intangibles – Goodwill and Other-Subsequent Measurement, and concluded that goodwill was not impaired. At September 30, 2011 and December 31, 2010, we had approximately $3.8 million in goodwill recorded on our contract sales reporting unit and approximately $1.5 million recorded on our Rainmaker Europe reporting unit.

We report segment results in accordance with FASB ASC 280, Segment Reporting. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by detailed information listing revenues by customer and product line, for purposes of making operating decisions and assessing financial performance. Currently, the chief operating decision maker does not use product line financial performance as a basis for business operating decisions. Accordingly, we concluded that we have one operating and reportable segment. However, in accordance with FASB ASC 350-20-35, we are required to test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment. Thus, our reporting units for goodwill impairment testing are Contract Sales, Lead Development, Rainmaker Asia and Rainmaker Europe.
Long-Lived Assets
Long-lived assets including our purchased intangible assets are amortized over their estimated useful lives. In accordance with FASB ASC 360-10-35, Property, Plant and Equipment-Subsequent Measurement, long-lived assets, such as property, equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented on the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. In the fourth quarter of 2010, we evaluated our long-lived assets and noted no impairment.
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
Our agreements typically do not contain multiple deliverables. In the few instances where our agreements have contained multiple deliverables, they do not have value to our customers on a standalone basis, and therefore the deliverables are considered together as one unit of accounting. However, we may enter into sales contracts with multiple deliverable element conditions with stand-alone value in the future, which may affect the timing of our revenue recognition and may have an impact on our future financial statements.
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
Income Taxes
We account for income taxes using the liability method. The liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At September 30, 2011 and December 31, 2010, we had gross deferred tax assets of $31 million and $27.8 million, respectively. At September 30, 2011 and December 31, 2010, the deferred tax assets were subject to a 100% valuation allowance and therefore are not recorded on our balance sheet as assets. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.
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
Our policy for recording interest and penalties related to uncertain tax positions is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in interest and other expense, net, in the statement of operations. There were immaterial amounts accrued for interest and penalties related to uncertain tax positions as of September 30, 2011.
Stock-Based Compensation
FASB ASC 718, Compensation-Stock Compensation, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. This guidance requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. See Note 8 for further discussion of this standard and its effects on the financial statements presented herein.
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
We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the three months ended September 30, 2011, two clients accounted for 10% or more of our net revenue, with Microsoft representing approximately 18% of our net revenue and Symantec representing approximately 15% of our net revenue. In the nine months ended September 30, 2011, three clients accounted for 10% or more of our net revenue, with Symantec representing approximately 15% of our net revenue, Microsoft representing approximately 14% of our net revenue and Tech Team representing approximately 11% of our net revenue.
In the three months ended September 30, 2010, two clients accounted for 10% or more of our net revenue, with Hewlett-Packard representing approximately 16% of our net revenue, and Symantec representing approximately 16% of our net revenue. In the nine months ended September 30, 2010, three clients accounted for 10% or more of our net revenue, with Hewlett-Packard representing approximately 15% of our net revenue, Symantec representing approximately 14% of our net revenue and Sun Microsystems representing approximately 10% of our net revenue.
No individual client’s end-user customer accounted for 10% or more of our revenues in any period presented.
We have outsourced services agreements with our significant clients that expire at various dates ranging through August 2013. Our agreements with Symantec expire at various dates from March 2012 through June 2012, and can generally be terminated prior to expiration with ninety days notice. Our agreements with Microsoft expire at various dates from June 2012 through August 2013, and generally can be terminated with thirty days notice. Our agreement with TechTeam expires in May 2012, and can be terminated prior to expiration with ninety days notice. Our agreements with Hewlett-Packard expire in October 2012 and can generally be terminated prior to expiration with ninety days notice.
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
Segment Reporting
In accordance with FASB ASC 280, Segment Reporting, we concluded that we have one operating and reportable segment. We have call center operations within the United States of America, the Philippines, the United Kingdom and France where we perform services on behalf of our clients. While we exited our Canadian call center facility in September 2010, we continue to maintain a network of managed telesales representatives in the region.

The following is a breakdown of net revenue by product line for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Contract sales (1)	$3,479	$3,552	$10,992	$17,333
Lead development	5,268	4,909	13,863	13,363
Training sales	867	954	2,640	2,879
Total	$9,614	$9,415	$27,495	$33,575
 _____________

(1)	The nine months ended September 30, 2010 includes revenue of approximately $4.6 million for the one-time settlement payment for a contract termination/buyout.
Foreign revenues are attributed to the country of the business entity that executed the contract. We utilize our call centers in the United States, the Philippines, the United Kingdom and France and a network of managed telesales representatives in Canada to fulfill these contracts. Although we do not have a call center in the Cayman Islands, our Cayman Islands-based holding company, obtained as part of the Qinteraction Limited acquisition, has operations in the Philippines. The following is a geographic breakdown of our net revenue for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
United States (1)	$6,202	$6,200	$17,306	$25,213
Cayman Islands	1,781	2,020	6,202	5,265
Europe	744	485	1,771	1,291
Philippines	887	710	2,216	1,806
Total	$9,614	$9,415	$27,495	$33,575
 _____________

(1)	The nine months ended September 30, 2010 includes revenue of approximately $4.6 million for the one-time settlement payment for a contract termination/buyout.
Property and equipment information is based on the physical location of the assets, and goodwill and intangible information is based on the country of the business entity to which these are allocated. The following is a geographic breakdown of net long-lived assets as of September 30, 2011 and December 31, 2010 (in thousands):

	Property & Equipment, Net	Goodwill	Intangible Assets, Net
September 30, 2011
United States	$2,693	$3,777	$112
Cayman Islands	—	—	35
Philippines	1,961	—	—
Canada	27	—	—
Europe	234	1,507	8
Total	$4,915	$5,284	$155
December 31, 2010
United States	$3,277	$3,777	$241
Cayman Islands	—	—	121
Philippines	2,689	—	—
Canada	43	—	—
Europe	131	1,492	70
Total	$6,140	$5,269	$432

Foreign Currency Translation
The functional currency of our foreign subsidiaries was determined to be their respective local currencies (Canadian Dollar, Philippine Peso and Great Britain Pound). Foreign currency assets and liabilities are translated at the current exchange rates at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the period. The related unrealized gains and losses from foreign currency translation are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity in the consolidated balance sheet and consolidated statement of stockholders’ equity and comprehensive income (loss). Net gains and losses resulting from foreign exchange transactions are included in interest and other expense, net, in the consolidated statements of operations.

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
On September 24, 2008, we entered into an agreement to lease approximately 20,000 square feet of space for our Canadian operations near Montreal. The lease has a minimum term of three years and commenced on January 1, 2009. Annual gross rent is $400,000 Canadian dollars. Based on the exchange rate at September 30, 2011, annual rent is approximately $387,000 U.S. dollars. Additionally, we are responsible for our proportionate share of utilities, taxes and other common area maintenance charges during the lease term. In September 2010, we exited our Canadian call center and took a restructuring charge in 2010 for this lease commitment of $416,000, a write off of certain leasehold improvements of $106,000 and other facility costs of $46,000. In March 2011, we removed the sublease assumption from our estimate of the remaining lease liability resulting in an additional charge $99,000. At September 30, 2011 and December 31, 2010, the remaining liability for the Montreal facility closure was $74,000 and $324,000, respectively.
Related Party Transactions
In June 2011, we issued and sold 3.7 million shares of our common stock, together with warrants to purchase up to an aggregate 1.5 million additional shares, in a public offering. Members of our board of directors purchased 135,660 shares at a price of $1.29 per share. They also received warrants to purchase up to an additional 54,264 shares with an initial exercise price of $1.40 per share. See Note 8 for more information regarding our equity offering.
In October 2007, we closed an OEM licensing agreement with Market2Lead, Inc. (“Market2Lead”), a software-as-a-service provider of business-to-business automated marketing solutions, to further enhance LeadWorks, Rainmaker's on-demand marketing automation application. In connection with this agreement, Rainmaker provided Market2Lead with growth financing of $2.5 million in secured convertible and term debt. In October 2008, one-half of the debt was converted into preferred shares of Market2Lead. In May 2010, we received payment from Market2Lead for the $1,250,000 in remaining term debt plus accrued interest of approximately $170,000, as Market2Lead was sold. In connection with this sale, we took a non-cash charge in the first quarter of 2010 for the carrying value of our minority equity investment of $740,000.
Recent Accounting Standards
In September 2011, the FASB issued new accounting guidance, ASU No. 2011-08 - Testing Goodwill for Impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. This new guidance is effective for the first reporting period beginning after December 15, 2011 and early adoption is permitted, if an entity's financial statements for the most recent annual or interim period have not yet been issued. We have elected not to early adopt and will implement ASU No. 2011-08 as part of our 2012 impairment testing.
In June 2011, the FASB issued new accounting guidance, ASU No. 2011-05 – Presentation of Comprehensive Income. This update requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is effective for the first reporting period beginning after December 15, 2011.
Effective January 1, 2011, we adopted ASU No. 2009-13 – Multiple-Deliverable Revenue Arrangements – a Consensus of the FASB Emerging Issues Task Force, which amends FASB ASC Topic 605 – Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. Based on current sales contracts in place at September 30, 2011, the adoption of ASU No. 2009-13 did not have a material impact on our financial results. We may enter into sales contracts with multiple deliverable element conditions with stand-alone value in the future, which may affect the timing of our revenue recognition and may have an impact on our future financial statements. See Revenue Recognition and Presentation above for further discussion of this standard.

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
The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(2,686)	$(3,996)	$(9,086)	$(7,182)
Weighted-average shares of common stock outstanding – basic and dilutive	24,900	20,491	22,385	20,267
Basic and diluted net loss per share	$(0.11)	$(0.20)	$(0.41)	$(0.35)
For the three and nine months ended September 30, 2011, we excluded approximately 4.3 million and 4.5 million options, warrants and unvested restricted share awards, respectively, from the calculation of diluted net loss per share as these securities were anti-dilutive. In the three and nine months ended September 30, 2010, we excluded approximately 3.4 million and 3.6 million options, warrants and unvested restricted share awards, respectively, from the calculation of diluted net loss per share as these securities were anti-dilutive.

3.    PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	Estimated Useful Life	September 30, 2011	December 31, 2010
Computer equipment	3 years	$9,751	$10,094
Capitalized software and development	2-5 years	12,811	12,044
Furniture and fixtures	5 years	782	710
Leasehold improvements	Lease term	1,411	1,368
		24,755	24,216
Accumulated depreciation and amortization		(20,456)	(18,397)
Construction in process (1)		616	321
Property and equipment, net		$4,915	$6,140
 _____________

(1)
Construction in process at September 30, 2011 consists primarily of costs incurred to further develop and enhance our e-commerce platform. Estimated cost to complete these projects is in the range of $400,000 to $500,000, subject to future revisions.

4.    INTANGIBLE ASSETS
Intangibles assets consist of the following (in thousands):

	Estimated Useful Life	September 30, 2011	December 31, 2010
Developed technology	3 years	$330	$330
Customer relations	2-5 years	835	3,022
		1,165	3,352
Accumulated amortization		(1,010)	(2,920)
Intangibles assets, net		$155	$432

Future amortization of intangible assets at September 30, 2011 is as follows (in thousands):

Remainder of 2011	$52
Fiscal: 2012	103
Total future amortization	$155

5.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Credit facility	$3,751	$3,032
Loan line facility	630	630
Overdraft facility	363	356
Notes payable – Optima (net of $8 and $14 discount, respectively)	145	336
Notes payable – insurance	45	—
Total notes payable	4,934	4,354
Less: current portion	(4,934)	(2,520)
Total notes payable, less current portion	$—	$1,834

Credit Facility
In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank (the “Credit Facility”). The Credit Facility, as last amended in September 2010, was renewed for an additional fourteen months to December 10, 2011. In addition, the amendments added a new $500,000 term loan sub-facility which was used for borrowings through December 31, 2010. The maximum amount of credit available remains at $6 million, subject to a borrowing base, and includes a $1.0 million existing sub-facility for standby letters of credit, a $2.8 million existing term loan sub-facility, and the new $500,000 term loan sub-facility. The interest rate per annum for advances under the Credit Facility is equal to the greater of (i) 3.5%, or (ii) one quarter of one percent (0.25%) above the prime lending rate, currently at 3.25%. The interest rate per annum for advances under the term loan sub-facilities is equal to a fixed rate of 6.0%. On December 31, 2010, we borrowed the $500,000 allowed under the new term loan sub-facility. All existing term loan sub-facility advances outstanding as of December 31, 2010 were re-amortized and payable in twenty-seven (27) equal monthly installments of approximately $112,000 beginning on January 10, 2011 and continuing on the same day of each month thereafter through March 31, 2013.
On May 10, 2011, we elected to prepay the entire outstanding term loan balance by drawing on our Credit Facility's revolving line of credit. Because the line of credit matures on December 10, 2011, the entire loan balance is now classified as current on the consolidated balance sheet. The interest rate on these advances is 3.5%.
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
The Credit Facility contains customary covenants that will, subject to limited exceptions, require Bridge Bank’s approval to, among other things, (i) create liens; (ii) make annual capital expenditures above a certain level; (iii) pay cash dividends; and (iv) merge or consolidate with another company above a certain amount of total consideration. The Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Credit Facility. For the three months ended September 30, 2011, we met the performance to plan financial covenant and we were in compliance with all other loan covenants.
In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. In December 2010, we issued an irrevocable standby letter of credit in the amount of £250,000 Great Britain Pounds, or $391,000 based on the exchange rate as of September 30, 2011, to Barclays Bank PLC to secure our overdraft facility described below. Both letters of credit were issued under the Credit Facility described above. As of September 30, 2011, no amounts had been drawn against the letters of credit.

Loan Line Facility
On October 28, 2010, we entered into a business loan agreement with HSBC Bank (the “Loan Line Facility”). The Loan Line Facility provides borrowing availability up to a maximum of $630,000 secured by a $700,000 standby documentary credit and matured on November 2, 2011. In December 2010, we borrowed $630,000 under this Loan Line Facility. In November 2011, we renewed our borrowings under this facility, and the standby documentary credit, through October 2012. The interest rates are based on prevailing rates at the time of drawdown and may be revised periodically with advance notice. Current interest rates are 3.5% and interest payments are due at the end of every interest rate revision term or payment of principal.

Overdraft Facility
On November 25, 2010, our subsidiary, Rainmaker EMEA Limited, established an overdraft facility with Barclays Bank PLC in the amount of £247,500 Great Britain Pounds, or $388,000 based on the exchange rate at September 30, 2011. The interest rate is 3.5% per annum over the Bank’s Base Rate, as defined in the agreement, or 4.0% at September 30, 2011. This overdraft facility is secured by the £250,000 standby letter of credit issued by Bridge Bank noted above. The facility does not have a cancellation date, but the Bank may review the overdraft facility from time to time and at least annually. The next annual review is scheduled for November 2011. At September 30, 2011 and December 31, 2010, we had borrowed $363,000 and $356,000 under this facility, respectively.
Notes Payable – Optima acquisition
On January 29, 2010, we entered into and closed a stock purchase agreement for Optima Consulting Partners Limited (“Optima”). In accordance with this agreement, we entered into a note payable for $350,000 payable in two installments with $200,000 plus accrued interest due eighteen months from the closing date and $150,000 plus accrued interest due twenty-four months after the closing date. We paid the first installment of the note in July 2011. The interest rate on the note payable is 0.4% per year and we have recorded the present value of the note payable discounted over two years at a rate of 6.2%. The resulting discount on note payable is being amortized over the two-year term of the note.
Notes Payable – insurance
On August 4, 2011, we entered into an agreement with AON Private Risk Management to finance our 2011 - 2012 insurance premiums with AFCO Acceptance Corporation in the amount of approximately $57,000. The interest rate on the note payable is 6.992% and is payable in ten equal installment payments beginning in August 2011. As of September 30, 2011, the remaining liability was $45,000 under this financing agreement.
Future debt maturities at September 30, 2011 are as follows (in thousands):

Three months ending December 31, 2011	$4,761
Fiscal year ending December 31, 2012	173
Total	$4,934

Capital Lease Obligations
In February 2011, Rainmaker Asia entered into a two-year computer equipment agreement with Japan-PNB Leasing and Finance Corporation. In accordance with the terms of the agreement, we are paying monthly installments of approximately $11,000 based on the exchange rate as of September 30, 2011.

6.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of September 30, 2011, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2013. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and upfront cash flow related to purchasing the assets.
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
In September 2011, we extended an existing lease in Austin, Texas on approximately 21,388 square feet of space for a term of 24 months through December 31, 2013. Annual rent in the facility approximates $212,000, or $18,000 monthly. Additionally, we pay our proportionate share of maintenance on the common areas in the business park.
On September 24, 2008, we entered into an agreement to lease approximately 20,000 square feet of space and moved our Canadian operations to this new location which is close to Montreal. The lease has a minimum term of three years and commenced on January 1, 2009. Annual gross rent is $400,000 Canadian dollars. Based on the exchange rate at September 30, 2011, annual rent is approximately $387,000 U.S. dollars. Additionally, we are responsible for our proportionate share of utilities, taxes and other common area maintenance charges during the lease term. In September 2010, we exited our Canadian call center facility and took a restructuring charge in 2010 for this lease commitment of $416,000, a write off of certain leasehold improvements of $106,000 and other facility costs of $46,000. In March 2011, we removed the sublease assumption from our estimate of the remaining lease liability resulting in an additional charge of $99,000. The Montreal lease commitment terminates in December 2011.
In September 2011, we modified our lease in the BPI Buendia Center building in Manila. The modification reduced the leased space from three floors to two; therefore we now occupy approximately 27,000 square feet. The lease for this space terminates on March 31, 2013. Based on the exchange rate as of September 30, 2011, our annual base rent will escalate from approximately $427,000 in the current year of the lease to $461,000 for the final year of the lease. On May 1, 2010, we executed a lease for approximately 15,852 square feet of call center space in the Alphaland Southgate Tower in Makati City. The lease has a three-year term and terminates on April 30, 2013. Based on the exchange rate as of September 30, 2011, and the free and discounted base rent included in the lease agreement, our annual base rent will escalate from approximately $216,000 in the current year of the lease to approximately $233,000 in the final year of the lease.
With our acquisition of Optima in January 2010, we assumed an office lease in the United Kingdom, where we have call center and sales operations. In the United Kingdom, we have leased space in Godalming outside of London. This lease, which was expanded to accommodate growth in October 2010, commenced in November 2009, has a three year term and terminates in October 2012. In September 2011, we leased additional space in Godalming due to the continued expansion of our Europe operations. The lease has a one year term. Combined annual base rent for these facilities is £180,000 Great Britain Pounds. Based on the exchange rate at September 30, 2011, annual rent is approximately $281,000 in U.S. dollars.

Rent expense, net of sub-lease income, under operating lease agreements during the nine months ended September 30, 2011 and 2010 was $1.3 million and $1.6 million, respectively. Rent expense for the nine months ended September 30, 2011 and September 31, 2010 includes $99,000 and $349,000, respectively, related to the Montreal facility closure.
Guarantees
In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. The letter of credit was issued under the Credit Facility described above. As of September 30, 2011, no amounts had been drawn against the letter of credit.
On October 28, 2010, we entered into a business loan agreement with HSBC Bank (the “Loan Line Facility”). The $630,000 Loan Line Facility is secured by a $700,000 SDC and matures in October 2012. The SDC is secured by a cash balance of approximately $702,000 held with HSBC Bank.
In December 2010, we issued an irrevocable standby letter of credit in the amount of £250,000 Great Britain Pounds, or $391,000 based on the exchange rates as of September 30, 2011, to Barclays Bank. The letter of credit was issued under the Credit Facility described above. As of September 30, 2011, no amounts had been drawn against the letter of credit.

Our customer contracts typically require us to contingently indemnify against certain qualified third party claims. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of September 30, 2011 and December 31, 2010.
Litigation
From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. We are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or results of operations. We are currently involved in several proceedings before various courts; however, we believe that any ultimate liability surrounding these claims, if any, will not have a material impact on our financial position or results of operations. Also see Part I Item 1A— “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 4, 2011, for additional discussion of the litigation and regulatory risks facing our Company.

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

Level 3	— Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
A summary of the activity of the fair value of the Level 3 liabilities for the three months ended September 30, 2011 is as follows (in thousands):

	Beginning Value of Level 3 Liabilities	Additions	Loss (Gain) on Fair Value Re- measurement	Foreign Currency Adjustment	Ending Fair Value of Level 3 Liabilities
Contingent consideration — Optima	$113	$—	$114	$(2)	$225
Common stock warrant liability	$790	$—	$(70)	$—	$720
A summary of the activity of the fair value of the Level 3 liabilities for the nine months ended September 30, 2011 is as follows (in thousands):

	Beginning Value of Level 3 Liabilities	Additions	Loss (Gain) on Fair Value Re- measurement	Foreign Currency Adjustment	Ending Fair Value of Level 3 Liabilities
Contingent consideration—Optima	$182	$—	$44	$(1)	$225
Common stock warrant liability	$—	$815	$(95)	$—	$720

The following table represents the fair value hierarchy for our financial assets and liabilities held by us measured at fair value on a recurring basis (in thousands):

September 30, 2011	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$5,651	$—	$—
Liabilities:
Contingent consideration—Optima (2)	$—	$—	$225
Common stock warrant liability (3)	$—	$—	$720
December 31, 2010
Assets:
Money market funds (1)	$5,918	$—	$—
Liabilities:
Contingent consideration—Optima (2)	$—	$—	$182
  ____________

(1)	Money market funds are valued using active quoted market rates.

(2)	Contingent consideration—Optima is valued based on our estimate of achieving the performance metrics as listed in the stock purchase agreement.

(3)
The fair value of our common stock warrant liability (see Note 8—Stockholders' Equity) is determined using the Black–Scholes valuation method utilizing the quoted price of our common stock in an active market. Volatility is estimated based on the historical market activity of our stock. The expected life is based on the remaining contractual term of the warrants and the risk free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants' remaining contractual term.

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

8.    STOCKHOLDERS' EQUITY
Equity Offering
In June 2011, we issued and sold 3.7 million shares of our common stock, together with warrants to purchase up to an aggregate 1.5 million additional shares, in a public offering. The offering was made pursuant to a prospectus filed with our existing shelf registration statement on Form S-3 (File No. 333-171946), which was filed with the SEC on January 28, 2011, amended on February 18, 2011 and declared effective by the SEC on March 7, 2011, the prospectus supplement dated June 22, 2011, and the free writing prospectus dated June 23, 2011. We received gross cash proceeds of approximately $3.9 million from the equity offering. The $3.4 million of net cash proceeds from the offering will be used for general corporate purposes, including working capital and capital expenditures.
The 1.5 million warrants issued through the public offering have a 5-year term and an exercise price of $1.40 per share and are exercisable beginning six months after their issuance date. If at any time the shares of common stock issuable thereunder are not registered for resale pursuant to an effective registration statement, the warrants may be exercised by way of a cashless exercise. The warrants also contain provisions that protect the holders thereof against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events. In addition, the placement agent received a warrant to purchase a number of shares of common stock equal to three percent (3.0%) of the number of shares purchased by investors in the offering, which approximates 110,000 shares. The placement agent warrant has a 5-year term and an exercise price of $1.05 per share and is exercisable beginning six months after its issuance date. The placement agent warrant may also be exercised by way of a cashless exercise. The placement agent warrant also contains provisions that protect its holder against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events.
We have classified all of the above mentioned warrants as liabilities under the caption "Common stock warrant liability" and recorded at estimated fair value with the corresponding charge, as a separate line item after loss from operations, under the caption "Change in fair value of warrant liability." See Note 7—Fair Value Measurements for disclosure regarding the fair value of financial instruments. In the three and nine ended September 30, 2011, we recorded gains of $70,000 and $95,000, respectively on the fair value re-measurement of the warrants.
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
During the nine months ended September 30, 2011, we had restricted stock awards that vested. We are required to withhold income taxes at statutory rates based on the closing market value of the vested shares on the date of vesting. We offer employees the ability to have vested shares withheld by us in an amount equal to the amount of taxes to be withheld. Based on this, we purchased 167,091 shares during the nine months ended September 30, 2011, with a cost of approximately $220,000, from employees to cover federal and state taxes due. Refer to Part II, Item 2 for share repurchase activity for the three months ended September 30, 2011.
We account for stock-based compensation awards issued to employees and directors using the guidance from FASB ASC 718, Compensation-Stock Compensation. FASB ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. This guidance requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.

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
We expense stock-based compensation to the same operating expense categories that the respective award grantee’s salary expense is reported. The table below reflects stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock-based compensation expense included in:
Cost of services	$24	$28	$83	$117
Sales and marketing	57	50	143	180
Technology and development	51	100	148	279
General and administrative	402	484	1,218	1,597
	$534	$662	$1,592	$2,173
At September 30, 2011, approximately $1.5 million of stock-based compensation relating to unvested awards had not been amortized and will be expensed in future periods through 2015. Under current grants that are unvested and outstanding, approximately $428,000 will be expensed in the remainder of 2011 as stock-based compensation subject to true-up adjustments for forfeitures and vestings during the year.
We calculate the value of our stock option awards when they are granted. Accordingly, we update our valuation assumptions for the risk-free interest rate on the date of grant. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants, stock volatility and an estimated forfeiture rate. During the nine months ended September 30, 2011 and 2010, the weighted average valuation assumptions for stock option awards and forfeiture rates used for the expense calculations for stock option and restricted stock awards were as follows:

	Nine Months Ended
	September 30,
	2011	2010
Expected life in years	3.76	3.39
Volatility	0.66	0.82
Risk-free interest rate	1.00%	0.95%
Dividend rate	—%	—%
Forfeiture Rates:
Options	27.61%	31.03%
Restricted stock	15.04%	16.82%
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
A summary of activity under our 2003 Plan for the nine months ended September 30, 2011 is as follows:

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2010	86,806	673,431	$2.25
Authorized	931,008	—	—
Options granted	(390,000)	390,000	1.13
Restricted stock awards granted	(580,000)	—	—
Options exercised	—	(14,581)	1.00
Options canceled	158,393	(158,393)	2.24
Restricted stock awards forfeited	605,313	—	—
Balance at September 30, 2011	811,520	890,457	$1.77

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
The following table summarizes the activity with regard to restricted stock awards during the nine months ended September 30, 2011. Restricted stock awards are issued from the 2003 Plan and any issuances reduce the shares available for grant as indicated in the previous table. Restricted stock awards are valued at the closing market price of our stock on the date of the grant.

	Number of Shares	Weighted Average Grant Price
Balance of nonvested shares at December 31, 2010	2,457,063	$1.47
Granted	580,000	1.23
Vested	(597,999)	1.19
Forfeited	(605,313)	1.37
Balance of nonvested shares at September 30, 2011	1,833,751	$1.36
The total fair value of the nonvested restricted stock awards at grant date was $2.5 million as of September 30, 2011.

9.    COMPREHENSIVE LOSS
Foreign currency assets and liabilities are translated at the current exchange rates at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the year. The related unrealized gains and losses from foreign currency translation are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity in the consolidated balance sheet and consolidated statement of stockholders’ equity and comprehensive loss. The functional currency of our foreign subsidiaries was determined to be their respective local currencies (Canadian Dollar, Philippine Peso and Great Britain Pound). Accordingly, we recorded a foreign currency translation adjustment within other comprehensive loss during the three and nine months ended September 30, 2011 and 2010.
The components of comprehensive loss were as follows for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010
Net loss	$(2,686)	$(3,996)	$(9,086)	$(7,182)
Foreign currency translation adjustments	(38)	278	(315)	158
Comprehensive loss	$(2,724)	$(3,718)	$(9,401)	$(7,024)
At September 30, 2011 and December 31, 2010, accumulated other comprehensive loss was composed of foreign currency translation adjustments in the amounts of $1.7 million and $1.4 million, respectively.

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
Among the important factors which could cause actual results to differ materially from those in the forward-looking statements include general market conditions, the current very difficult macro-economic environment and its impact on our business as our clients are reducing their overall marketing spending and our clients’ customers are reducing their purchase of services contracts, the high degree of uncertainty and our limited visibility due to economic conditions, our ability to execute our business strategy, our ability to integrate acquisitions without disruption to our business, the effectiveness of our sales team and approach, our ability to target, analyze and forecast the revenue to be derived from a client and the costs associated with providing services to that client, the date during the course of a calendar year that a new client is acquired, the length of the integration cycle for new clients and the timing of revenues and costs associated therewith, our client concentration given that we are currently dependent on a few significant client relationships, potential competition in the marketplace, the ability to retain and attract employees, market acceptance of our service programs and pricing options, our ability to maintain and develop our existing technology platform and to deploy new technology, our ability to sign new clients and control expenses, the possibility of the discontinuation of some client relationships, the potential for additional litigation and adverse outcomes to litigation we are currently involved in, the financial condition of our clients’ businesses, our ability to raise additional equity or debt financing and other factors as detailed in Part I Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 4, 2011.
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

Overview
We are a leading global provider of B2B e-commerce solutions that drive online sales and renewal for products, subscriptions and training for our clients and their channel partners. Rainmaker provides these solutions on a global basis supporting multiple payment methods, currencies and language capabilities. We have developed a B2B solution which includes the following:

•	Cultivate: Convert existing leads into additional pipeline dollars by nurturing potential customers until they are ready to buy.

•	Transact: Sell more product, maintenance and training directly to our clients' SMB customers or via their channel partners.

•	Renew: Maximize renewal rates, subscriptions and other contracts to significantly increase the life-time value of our clients' customers.
A key aspect of this enhanced solution is to provide our clients a way to partner with Rainmaker on a scalable, repeatable and predictable sales model. This enables our clients to turn every customer contact into revenue generating opportunities while simplifying otherwise complex sales and marketing needs. We operate as a seamless extension of our clients' sales and marketing teams incorporating their brands and trademarks and leveraging best practices to amplify existing efforts.

Critical Accounting Policies/Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, asset impairments, income taxes, stock-based compensation, warrant liability and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.
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
Except for the fair value estimate of the common stock warrants, management believes there have been no significant changes during the nine months ended September 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 4, 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	65.7	65.9	66.1	54.0
Gross margin	34.3%	34.1%	33.9%	46.0%
Operating expenses:
Sales and marketing	10.8	10.6	10.9	9.1
Technology and development	20.0	23.0	21.5	21.1
General and administrative	22.0	29.7	23.2	23.7
Depreciation and amortization	8.1	14.4	10.5	10.8
Loss (gain) on fair value re-measurement	1.2	(2.0)	0.2	(0.6)
Total operating expenses	62.1%	75.7%	66.3%	64.1%
Operating loss	(27.8)	(41.6)	(32.4)	(18.1)
Change in fair value of warrant liability	(0.7)	—	(0.3)	—
Interest and other expense, net	0.8	0.1	0.6	2.7
Loss before income tax expense	(27.9)%	(41.7)%	(32.7)%	(20.8)%
Income tax expense	0.1	0.7	0.5	0.6
Net loss	(28.0)%	(42.4)%	(33.2)%	(21.4)%

Comparison of Three Months Ended September 30, 2011 and 2010
Net Revenue. Net revenue increased $199,000, or 2%, to $9.6 million in the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.

The following table shows the change in revenue by product line between the periods (in thousands):

	Three Months Ended September 30,		$ Change	% Change
	2011	2010
Contract sales	$3,479	$3,552	$(73)	(2)%
Lead development	5,268	4,909	359	7%
Training sales	867	954	(87)	(9)%
Total	$9,614	$9,415	$199	2%
Our contract sales product line revenue decreased slightly from the prior year. Revenue from our lead development product line increased over the comparative 2010 period due to a new program with Microsoft, a significant client, partly offset by churn in other client programs. Revenue from our training sales product line decreased by $87,000 or 9%, compared to the comparative 2010 period due to customer attrition.
Cost of Services and Gross Margin. Cost of services increased $114,000, or 2%, to $6.3 million in the three months ended September 30, 2011, as compared to the 2010 comparative period, due to revenue growth. Our gross margin percentage was 34% in the three months ended September 30, 2011, as compared to 34% for the three months ended September 30, 2010. We expect cost of services to fluctuate with revenue and gross margin to remain fairly consistent for the remainder of the year.
Sales and Marketing Expenses. Sales and marketing expenses increased $43,000, or 4%, to $1.0 million in the three months ended September 30, 2011, as compared to the 2010 comparative period. The change is primarily due to increased corporate and product marketing costs of $77,000, offset by a reduction in sales costs of $29,000. We expect sales and marketing expenses to increase for the fourth quarter of 2011 as compared to 2010 due to our 2011 investments in sales and marketing to grow sales.
Technology and Development Expenses. Technology and development expenses decreased $237,000, or 11%, to $1.9 million during the three months ended September 30, 2011, as compared to the 2010 comparative period. The decrease is primarily attributable to decreases in personnel costs of approximately $349,000 due to reductions in our workforce, offset by increased outsourced service and maintenance costs of $104,000. We expect technology and development expenses to decrease for the fourth quarter of 2011 as compared to 2010 as we continue to focus on reducing our non-sales costs to offset our investment in sales and marketing.
General and Administrative Expenses. General and administrative expenses decreased $689,000, or 25%, to $2.1 million during the three months ended September 30, 2011, as compared to the 2010 comparative period. The decrease was primarily due to $300,000 of costs in 2010 related to a Texas sales tax audit, a reduction in personnel costs of $271,000 due to reductions in our workforce, and $266,000 related to the exit of our Montreal facility in 2010. We expect general and administrative expenses to decrease for the fourth quarter of 2011 as compared to 2010 as we continue to focus on cost savings initiatives.
Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $582,000, or 43%, to $775,000 for the three months ended September 30, 2011, as compared to the 2010 comparative period. Depreciation expense decreased by $313,000 due to software and equipment assets becoming fully depreciated in both the U.S. and Philippines. Amortization of acquisition related intangible assets decreased by approximately $269,000 due to certain assets becoming fully amortized. We expect depreciation and amortization expense to remain consistent with the current period for the fourth quarter of 2011.
Interest and Other Expense, Net. The components of interest and other expense, net are as follows (in thousands):

	Three Months Ended September 30,		Change
	2011	2010
Interest income	$(9)	$(2)	$7
Interest expense	66	47	(19)
Currency translation loss (gain)	16	(39)	(55)
	$73	$6	$(67)

Net interest expense increased slightly in the three months ended September 30, 2011, as compared to the three months ended September 30, 2010 due to higher outstanding debt.
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
Income Tax Expense. Income tax expense decreased $61,000, or 87%, to $9,000 for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. Our income tax expense for the three month period ended September 30, 2011, is based on our estimate of taxable income for the full year ending December 31, 2011, and primarily consists of estimates of foreign taxes and domestic gross margin taxes for certain states. We do not anticipate material changes to our implied effective tax rate for the year.

Comparison of Nine Months Ended September 30, 2011 and 2010
Net Revenue. Net revenue decreased $6.1 million, or 18%, to $27.5 million in the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily resulting from a one-time settlement payment received during the first quarter of 2010 of approximately $4.6 million for a contract termination/buyout. Excluding the one-time settlement payment received in the quarter, net revenue decreased $1.4 million, or 5%, in the nine months ended September 30, 2011, as compared to the comparative 2010 period. The following table shows the change in revenue by product line between the periods (in thousands):

	Nine Months Ended September 30,		$ Change	% Change
	2011	2010
Contract sales	$10,992	$17,333	$(6,341)	(37)%
Lead development	13,863	13,363	500	4%
Training sales	2,640	2,879	(239)	(8)%
Total	$27,495	$33,575	$(6,080)	(18)%
Our contract sales product line revenue decreased from the prior year primarily resulting from the receipt of a one-time settlement payment of approximately $4.6 million during the first quarter of 2010 for a contract termination/buyout. Excluding this one-time settlement payment, contract sales revenue decreased by $1.7 million, or 13%, over the comparative 2010 period primarily due to the loss of Sun Microsystems as a client in the first quarter of 2010. Revenue from our lead development product line increased predominantly from revenue from several new clients. Revenue from our training sales product line decreased by $239,000, or 8%, compared to the comparative 2010 period due to customer attrition.
Cost of Services and Gross Margin. Cost of services increased $47,000 to $18.2 million in the nine months ended September 30, 2011, as compared to the 2010 comparative period. Our gross margin percentage decreased to 34% in the nine months ended September 30, 2011, as compared to 46% for the nine months ended September 30, 2010, primarily as a result of the one-time settlement payment received in the first quarter of 2010 and discontinued client program revenue in the second quarter of 2010 with no associated costs. Excluding the one-time settlement payment received during the first quarter of 2010 and the discontinued client program revenue in the second quarter of 2010, gross margin would have approximated 37% during the nine months ended September 30, 2010.
Sales and Marketing Expenses. Sales and marketing expenses decreased $44,000, or 1%, to $3.0 million in the nine months ended September 30, 2011, as compared to the 2010 comparative period. The decrease is due to a reduction in personnel and commission costs of $249,000, offset by increased corporate marketing costs of $204,000.
Technology and Development Expenses. Technology and development expenses decreased $1.2 million, or 16%, to $5.9 million during the nine months ended September 30, 2011, as compared to the 2010 comparative period. The decrease is attributable to decreases in personnel and consultant costs.
General and Administrative Expenses. General and administrative expenses decreased $1.6 million, or 20%, to $6.4 million during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. The decrease was primarily due to a reduction in personnel costs of $939,000 due to reductions in our workforce, a reduction in legal costs of $204,000 related to the acquisition of Optima in the nine months ended September 30, 2010, $367,000 from our exit of the Montreal facilities in 2010 and a reduction in executive stock compensation of $66,000.
Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $745,000, or 21%, to $2.9 million for the nine months ended September 30, 2011, as compared to the 2010 comparative period. Depreciation expense decreased by $432,000 due to software and equipment assets becoming fully depreciated in both the U.S. and Philippines. Amortization of acquisition related intangible assets decrease by approximately $386,000 due to certain assets becoming fully amortized.

Interest and Other Expense, Net. The components of interest and other expense, net are as follows (in thousands):

	Nine Months Ended September 30,		Change
	2011	2010
Interest income	$(14)	$(36)	$(22)
Interest expense	173	173	—
Currency translation loss	2	33	31
Write-down of investment	—	740	740
	$161	$910	$749

Net interest expense remained relatively flat in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.
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
Based on information we received on April 30, 2010 from a private company in which we invested in 2007 in the form of a secured note and a minority equity investment, we recorded a non-cash charge in the first quarter of 2010 for the carrying value of our minority equity investment of $740,000.
Income Tax Expense. Income tax expense decreased $67,000, or 31%, to $146,000 for the nine months ended September 30, 2011, as compared to the 2010 comparative period. Our income tax expense for the nine month period ended September 30, 2011, is based on our estimate of taxable income for the full year ending December 31, 2011, and primarily consists of estimates of foreign taxes and domestic gross margin taxes for certain states. We do not anticipate material changes to our implied effective tax rate for the year.

Liquidity and Sources of Capital
Cash used in operating activities for the nine months ended September 30, 2011 was $4.2 million, as compared to cash provided by operating activities of $754,000 in the nine months ended September 30, 2010. Cash used in operating activities in the nine months ended September 30, 2011 was primarily the result of a net loss totaling $9.1 million and changes in operating assets and liabilities that generated $437,000 of cash for the period, partly offset by non-cash expenditures of depreciation and amortization of property and intangibles of $2.9 million and stock-based compensation expenses of $1.6 million.
Cash provided by operating activities for the nine months ended September 30, 2010 was primarily the result of net loss totaling $7.2 million, non-cash expenditures of depreciation and amortization of property and intangibles of $3.6 million, stock-based compensation expenses of $2.2 million, write-down of investment of $740,000, and changes in operating assets and liabilities that provided $1.6 million of cash for the year. The net loss for the nine months ended September 30, 2010, includes a one-time non-recurring settlement payment of $4.6 million received for a contract termination/buyout in the first quarter of 2010.
Cash used in investing activities was $1.3 million in the nine months ended September 30, 2011, as compared to cash used in investing activities of $2.0 million in the nine months ended September 30, 2010. The change is primarily the result of decreases in capital expenditures of approximately $1.4 million during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010 and $492,000 paid in the first quarter of 2010 for the acquisition of Optima Consulting Partners Limited in January 2010, offset by the repayment of a note receivable from Market2Lead during the second quarter of 2010 of $1.3 million. In addition, there was a decrease in the restricted cash balance of approximately $75,000 in the nine months ended September 30, 2011, as compared to an increase in the restricted cash balance of approximately $14,000 in the nine months ended September 30, 2010. Restricted cash represents the reserve for the refunds due for non-service payments inadvertently paid to us by our clients’ customers instead of paid directly to our clients. At the time of cash receipt, we record a current liability for the amount of non-service payments received. The decrease in restricted cash represents a reduction of the balance of refunds due to customers.
Cash provided by financing activities was approximately $3.9 million in the nine months ended September 30, 2011, as compared to cash used in financing activities of $516,000 in the nine months ended September 30, 2010. Cash provided by financing activities in 2011 was primarily a result of $3.4 million in net proceeds from our June 2011 offering of common stock, capital lease obligation proceeds of $216,000 and proceeds from borrowings of $1.2 million, offset by $660,000 in repayments of borrowings and purchases of $217,000 of treasury stock from employees for shares withheld for income taxes payable on restricted stock awards vested during the nine months ended September 30, 2011. Cash provided by financing activities in the nine months ended September 30, 2010 was primarily a result of $1.7 million in borrowings under our credit facility, offset by repayments of $1.5 million on our borrowings, payments on our capital lease obligations of $240,000, purchases of treasury stock under our announced share repurchase plan of $99,000, and purchases of $339,000 of treasury stock from employees for shares withheld for income taxes payable on restricted stock awards vested during the nine months ended September 30, 2010.

Our principal source of liquidity as of September 30, 2011 consisted of $10.5 million of cash and cash equivalents. We believe that our cash and cash equivalent balance and anticipated improvements in cash flows from operations due to forecasted revenue growth and operating cash savings from our planned cost saving initiatives will be sufficient to meet our cash requirements for the next twelve months. We will likely elect to maintain our current level of borrowings to assist in funding our future growth and working capital requirements. If external financing sources are not available or are inadequate to fund our operations, or our forecasted revenue growth does not materialize, we will be required to further reduce operating costs, which could jeopardize our future strategic initiatives and business plans.
Credit Arrangements
In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank (the “Credit Facility”). The Credit Facility, as last amended in September 2010, was renewed for an additional fourteen months to December 10, 2011. In addition, the amendments added a new $500,000 term loan sub-facility which was used for borrowings through December 31, 2010. The maximum amount of credit available remains at $6 million, subject to a borrowing base, and includes a $1.0 million existing sub-facility for standby letters of credit, a $2.8 million existing term loan sub-facility, and the new $500,000 term loan sub-facility. The interest rate per annum for advances under the Credit Facility is equal to the greater of (i) 3.5%, or (ii) one quarter of one percent (0.25%) above the prime lending rate, currently at 3.25%. The interest rate per annum for advances under the term loan sub-facilities is equal to a fixed rate of 6.0%. On December 31, 2010, we borrowed the $500,000 allowed under the new term loan sub-facility. All existing term loan sub-facility advances outstanding as of December 31, 2010 were re-amortized and payable in twenty-seven (27) equal monthly installments of approximately $112,000 beginning on January 10, 2011 and continuing on the same day of each month thereafter through March 31, 2013.
On May 10, 2011, we elected to prepay the entire outstanding term loan balance by drawing on our Credit Facility's revolving line of credit. Because the line of credit matures on December 10, 2011, the entire loan balance is now classified as current on the consolidated balance sheet. The interest rate on these advances is 3.5%.
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
The Credit Facility contains customary covenants that will, subject to limited exceptions, require Bridge Bank’s approval to, among other things, (i) create liens; (ii) make annual capital expenditures above a certain level; (iii) pay cash dividends; and (iv) merge or consolidate with another company above a certain amount of total consideration. The Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Credit Facility. For the three months ended September 30, 2011, we met the performance to plan financial covenant and we were in compliance with all other loan covenants.
In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. In December 2010, we issued an irrevocable standby letter of credit in the amount of £250,000 Great Britain Pounds, or $391,000 based on the exchange rate as of September 30, 2011, to Barclays Bank PLC to secure our overdraft facility described below. Both letters of credit were issued under the Credit Facility described above. As of September 30, 2011, no amounts had been drawn against the letters of credit.
Loan Line Facility
On October 28, 2010, we entered into a business loan agreement with HSBC Bank (the “Loan Line Facility”). The Loan Line Facility provides borrowing availability up to a maximum of $630,000 secured by a $700,000 standby documentary credit and matured on November 2011. In December 2010, we borrowed $630,000 under this Loan Line Facility. In November 2011, we renewed our borrowings under this facility, and the standby documentary credit, through October 2012. The interest rates are based on prevailing rates at the time of drawdown and may be revised periodically with advance notice. Current interest rates are 3.5% and interest payments are due at the end of every interest rate revision term or payment of principal.

Overdraft Facility
On November 25, 2010, our subsidiary, Rainmaker EMEA Limited, established an overdraft facility with Barclays Bank PLC in the amount of £247,500 Great Britain Pounds, or $388,000 based on the exchange rate at September 30, 2011. The interest rate is 3.5% per annum over the Bank’s Base Rate, as defined in the agreement, or 4.0% at September 30, 2011. This overdraft facility is secured by the £250,000 standby letter of credit issued by Bridge Bank noted above. The facility does not have a cancellation date, but the Bank may review the overdraft facility from time to time and at least annually. The next annual review is scheduled for November 2011. At September 30, 2011 and December 31, 2010, we had borrowed $363,000 and $356,000 under this facility, respectively.
Notes Payable – Optima acquisition
On January 29, 2010, we entered into and closed a stock purchase agreement for Optima Consulting Partners Limited (“Optima”). In accordance with this agreement, we entered into a note payable for $350,000 US payable in two installments with $200,000 plus accrued interest due eighteen months from the closing date and $150,000 plus accrued interest due twenty-four months after the closing date. We paid the first installment of the note in July 2011. The interest rate on the note payable is 0.4% per year and we have recorded the present value of the note payable discounted over two years at a rate of 6.2%. The resulting discount on note payable is being amortized over the two-year term of the note.
Notes Payable – insurance
On August 4, 2011, we entered into an agreement with AON Private Risk Management to finance our 2011 - 2012 insurance premiums with AFCO Acceptance Corporation in the amount of approximately $57,000. The interest rate on the note payable is 6.992% and is payable in ten equal installment payments beginning in August 2011. As of September 30, 2011, the remaining liability was $45,000 under this financing agreement.
Capital Lease Obligation
In February 2011, Rainmaker Asia entered into a two-year computer equipment agreement with Japan-PNB Leasing and Finance Corporation. In accordance with the terms of the agreement, we are paying monthly installments of approximately $11,000 based on the exchange rate as of September 30, 2011.

Off-Balance Sheet Arrangements
Leases Commitments
As of September 30, 2011, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2013. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and upfront cash flow related to purchasing the assets.
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
In September 2011, we extended an existing lease in Austin, Texas on approximately 21,388 square feet of space for a term of 24 months through December 31, 2013. Annual rent in the facility approximates $212,000, or $18,000 monthly. Additionally, we pay our proportionate share of maintenance on the common areas in the business park.
On September 24, 2008, we entered into an agreement to lease approximately 20,000 square feet of space and moved our Canadian operations to this new location which is close to Montreal. The lease has a minimum term of three years and commenced on January 1, 2009. Annual gross rent is $400,000 Canadian dollars. Based on the exchange rate at September 30, 2011, annual rent is approximately $387,000 U.S. dollars. Additionally, we are responsible for our proportionate share of utilities, taxes and other common area maintenance charges during the lease term. In September 2010, we exited our Canadian call center facility and took a restructuring charge in 2010 for this lease commitment of $416,000, a write off of certain leasehold improvements of

$106,000 and other facility costs of $46,000. In March 2011, we removed the sublease assumption from our estimate of the remaining lease liability resulting in an additional charge of $99,000. The Montreal lease commitment terminates in December 2011.
In September 2011, we modified our lease in the BPI Buendia Center building in Manila. The modification reduced the leased space from three floors to two; therefore we now occupy approximately 27,000 square feet. The lease for this space terminates on March 31, 2013. Based on the exchange rate as of September 30, 2011, our annual base rent will escalate from approximately $427,000 in the current year of the lease to $461,000 for the final year of the lease. On May 1, 2010, we executed a lease for approximately 15,852 square feet of call center space in the Alphaland Southgate Tower in Makati City. The lease has a three-year term and terminates on April 30, 2013. Based on the exchange rate as of September 30, 2011, and the free and discounted base rent included in the lease agreement, our annual base rent will escalate from approximately $216,000 in the current year of the lease to approximately $233,000 in the final year of the lease.
With our acquisition of Optima in January 2010, we assumed an office lease in the United Kingdom, where we have call center and sales operations. In the United Kingdom, we have leased space in Godalming outside of London. This lease, which was expanded to accommodate growth in October 2010, commenced in November 2009, has a three year term and terminates in October 2012. In September 2011, we leased additional space in Godalming due to the continued expansion of our Europe operations. The lease has a one year term. Combined annual base rent for these facilities is £180,000 Great Britain Pounds. Based on the exchange rate at September 30, 2011, annual rent is approximately $281,000 in U.S. dollars.

Rent expense, net of sub-lease income, under operating lease agreements during the nine months ended September 30, 2011 and 2010 was $1.3 million and $1.6 million, respectively. Rent expense for the nine months ended September 30, 2011 and September 30, 2010 includes $99,000 and $349,000, respectively, related to the Montreal facility closure.
Guarantees
In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. The letter of credit was issued under the Credit Facility described above. As of September 30, 2011, no amounts had been drawn against the letter of credit.
On October 28, 2010, we entered into a business loan agreement with HSBC Bank (the “Loan Line Facility”). The $630,000 Loan Line Facility is secured by a $700,000 SDC and matures in October 2012. The SDC is secured by a cash balance of approximately $702,000 held with HSBC Bank.
In December 2010, we issued an irrevocable standby letter of credit in the amount of £250,000 Great Britain Pounds, or $391,000 based on the exchange rates as of September 30, 2011, to Barclays Bank. The letter of credit was issued under the Credit Facility described above. As of September 30, 2011, no amounts had been drawn against the letter of credit.

Our customer contracts typically require us to contingently indemnify against certain qualified third party claims. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of September 30, 2011 and December 31, 2010.

Potential Impact of Inflation
To date, inflation has not had a material impact on our business.

Recent Accounting Standards
In September 2011, the FASB issued new accounting guidance, Accounting Standards Update (“ASU”) No. 2011-08 – Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. This new guidance is effective for the first reporting period beginning after December 15, 2011 and early adoption is permitted, if an entity's financial statements for the most recent annual or interim period have not yet been issued. We have elected not to early adopt and will implement ASU No. 2011-08 as part of our 2012 impairment testing.
In June 2011, the FASB issued new accounting guidance, ASU No. 2011-05 – Presentation of Comprehensive Income. This update requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is effective for the first reporting period beginning after December 15, 2011.

Table of Contents

Effective January 1, 2011, we adopted ASU No. 2009-13 – Multiple-Deliverable Revenue Arrangements – a Consensus of the FASB Emerging Issues Task Force, which amends FASB ASC Topic 605 – Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. Based on current sales contracts in place at September 30, 2011, the adoption of ASU No. 2009-13 did not have a material impact on our financial results. We may enter into sales contracts with multiple deliverable element conditions with stand-alone value in the future, which may affect the timing of our revenue recognition and may have an impact on our financial statements. See Note 1 - Summary of Significant Accounting Policies: Revenue Recognition and Presentation above for further discussion of this standard and its potential effects.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures
As of September 30, 2011, our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)	Change in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the third quarter of our 2011 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. We are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or results of operations. We are currently involved in several proceedings before various courts including the Qinteraction proceedings described below; however, we believe that any ultimate liability surrounding these claims, if any, will not have a material impact on our financial position or results of operations. See Part I Item 1A— “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 4, 2011, for additional discussion of the litigation and regulatory risks facing our Company.
Qinteraction
In the Philippines, we are no longer engaged in litigation with the founders of Qinteraction in that jurisdiction, as the Qinteraction founders have withdrawn their appeal of the last decision on the lawsuit in the Philippines.  The last Court resolution in the Philippines was decided in our favor, granting our request for dismissal of the lawsuit.
On June 22, 2011 the founders of Qinteraction filed a Complaint against Rainmaker Systems Inc. and the Bank of New York Trust Company in the State of New York, USA.  The litigation was filed in New York State Court and we had it removed to the Federal Court in the Southern District of New York.  The Complaint filed in New York is similar in most respects to the Complaint previously filed in the Philippines and seeks to obtain funds held in escrow by the Bank of New York Trust Company pursuant to the Stock Purchase Agreement relating to our acquisition of Qinteraction. However, the plantiffs are also seeking additional sums of money pertaining to an earnout provision in the Stock Purchase Agreement and fluctuations in our stock price since the closing of the acquisition.

ITEM 1A.	RISK FACTORS
Not applicable for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below presents share repurchase activity for the three months ended September 30, 2011. The shares were repurchased by us in connection with satisfaction of tax withholding obligations on vested restricted stock units.

Table of Contents

Period	Total Number of Shares (or Units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
July 2011	3,503	$1.02	N/A	N/A
August 2011	4,676	$0.96	N/A	N/A
September 2011	12,534	$1.04	N/A	N/A
Total	20,713	$1.02	N/A	N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

(a)	Exhibits
The following exhibits are filed with this report as indicated below:

10.1††
Statement of Work dated as of July 12, 2011 between Rainmaker Systems, Inc. and Microsoft Corporation and Change Order drafted August 1, 2011. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Rainmaker Systems, Inc. on August 15, 2011)

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

101*
The following materials from Rainmaker Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.

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

††	Confidential treatment has been granted with respect to certain provisions of the Statement of Work and the Change Order. Omitted portions have been filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINMAKER SYSTEMS, INC.

Dated:	November 14, 2011	/s/ Michael Silton
Michael Silton
President, Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Timothy Burns
Timothy Burns
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)