Form 10-K
period 2011-12-31
RAINMAKER SYSTEMS INC
filed 2012-03-30
CIK 1094007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER 000-28009
RAINMAKER SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0442860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 EAST HAMILTON AVE CAMPBELL, CALIFORNIA	95008
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (408) 626-3800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Names of Each Exchange on which Registered
Common Stock, $0.001 par value per share	The NASDAQ Capital Market LLC
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $18.3 million as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of the registrant’s common stock reported by the Nasdaq Global Market on that date. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates.
At March 28, 2012, registrant had 26,961,850 shares of Common Stock, $0.001 par value, outstanding.

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
Among the important factors which could cause actual results to differ materially from those in the forward-looking statements include general market conditions, the current very difficult macro-economic environment and its impact on our business as our clients are reducing their overall marketing spending and our clients’ customers are reducing their purchase of services contracts, the high degree of uncertainty and our limited visibility due to economic conditions, our ability to execute our business strategy, our ability to integrate acquisitions without disruption to our business, the effectiveness of our sales team and approach, our ability to target, analyze and forecast the revenue to be derived from a client and the costs associated with providing services to that client, the date during the course of a calendar year that a new client is acquired, the length of the integration cycle for new clients and the timing of revenues and costs associated therewith, our client concentration given that we are currently dependent on a few significant client relationships, potential competition in the marketplace, the ability to retain and attract employees, market acceptance of our solutions and pricing options, our ability to maintain and develop our existing technology platform and to deploy new technology, our ability to sign new clients and control expenses, the possibility of the discontinuation of some client relationships, the financial condition of our clients’ businesses, our ability to raise additional equity or debt financing and other factors as detailed in Part I Item 1A—“Risk Factors” of this Form 10-K.
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
Introduction
Rainmaker Systems, Inc. and its subsidiaries (“Rainmaker”, “we”, “our” or the “Company”) is a leading global provider of business-to-business, or B2B, e-commerce solutions that drive online sales and renewal for products, subscriptions and training for our clients and their channel partners. Rainmaker provides these solutions on a global basis supporting multiple payment methods, currencies and language capabilities.  A key differentiator of the Rainmaker solution is the fact that we provide global B2B e-commerce solutions enhanced by global sales agents. We offer three primary solutions designed to increase revenue for our clients from their mid-market customers:

•	Transact: Our Transact solution is designed to allow our clients to sell more of their products and maintenance contracts directly to their customers or via their channel partners.

•	Renew: Our Renew solution is designed to maximize renewal rates, subscriptions and other contracts to allow our clients to significantly increase the lifetime value of their customers.

•	Educate: Our Educate solution is designed to allow our clients to generate more revenue selling training programs to their customers.
We operate as an extension of our clients' sales and marketing teams. All of our interactions with our clients' customers utilize and incorporate our clients' brands and trademarks to complement and enhance our clients' sales and marketing efforts. Thus, our clients entrust us with some of their most valuable assets -- their brand and reputation. We are not simply a vendor but a partner, able to turn basic customer contact points into revenue generating opportunities while simplifying otherwise complex sales and marketing needs. We deliver high value service to our clients' customers in a cost effective manner while delivering channel friendly ways to increase online sales.
We currently have approximately 75 clients, operating primarily in the computer hardware and software and information services industries.
Industry Background
The growth of the Internet, online advertising and multi-channel communications has created new methods for generating revenue. Although these developments have provided new ways of reaching existing and potential customers, they have also created numerous challenges for large organizations selling into mid-market sized companies. The large corporation's mid-market customer base is often the most difficult to reach yet frequently represents the largest market in terms of overall market size and higher product margin opportunities. Additionally, this market is often too expensive for inside direct sales personnel to call on and represents much of the channel confusion found in B2B sales.
Organizations unable to manage large volumes of customer and prospect information are finding it increasingly difficult to efficiently convert prospect interactions into actionable leads. In addition, competitive pressures are pushing companies to focus their direct sales force and other scarce sales and marketing resources on their most significant opportunities and new product sales rather than on contract renewals, warranty sales and other after-sales products and services. Challenges with data quality, sales channel complexity, marketing and sales efficiency and resource allocation require companies to consider new approaches and solutions for efficiently meeting the needs of their customers and maximizing revenue.
Changing Market Dynamics.    The continued growth of the Internet as an effective marketing channel has enabled companies to market to a broader audience, using a variety of alternative sales channels to support sales and follow-on services to their customers. At the same time, increasing competition has motivated companies to target their direct sales forces at higher quality opportunities. These developments have increased the complexity of companies' sales channels, partner relationships and the ability to measure the effectiveness of marketing and sales efforts.
The Internet has become an important and more efficient way of reaching existing and potential customers. However, Internet leads often provide limited information on the real intentions of prospective customers. Gathering information to understand the qualification of a lead usually involves direct marketing, including website development, direct mail correspondence, e-mail, telesales or chat, or any combination of these. Managing these disparate sales channels, especially if used to address the same customer, can be very challenging. Once a prospect has been qualified, the lead must be delivered to the right sales person or channel partner at the right time in the buying process.
Many companies, in addition to focusing on new customer growth, are also trying to maximize revenue from existing customers. For many technology companies, particularly hardware and software vendors, this requires renewing software subscriptions and service contracts and selling new software licenses . An additional source of revenue is the sale of training classes and online courses to a company's customers and channel partners. These products are often very profitable, recurring revenue streams for technology companies. Many of the same processes and technologies used to generate qualified leads for new customers can be applied to selling and renewing service contracts or selling online training courses.
This increasingly complex and competitive environment is motivating companies to maximize the value of investments across their business. Measuring, analyzing and optimizing the effectiveness of their investment in lead generation, contract renewals and training sales require sophisticated data-mining and analytical technology as well as expert personnel.
Existing Sales and Marketing Solutions and Services.    Companies have tried a variety of approaches to address these changing industry dynamics. Many organizations simply task their internal sales and marketing personnel with the additional responsibilities of designing effective lead generation campaigns or selling service contracts. Some organizations purchase third party technology point solutions, such as sales force automation software, analysis and reporting tools and data cleansing technology. Alternatively, some companies have tried to shift part of their sales and marketing efforts to channel partners or other third party service providers such as dedicated lead generation companies.
Many of these traditional approaches suffer from the following challenges:

•
Inefficient Resource Allocation.    Building effective sales and marketing programs for service sales, lead generation and training sales requires a substantial investment of time, money and other resources. Using a company's direct sales force and marketing departments for these functions can be inefficient as it defocuses the sales force from driving new customer sales. Investing in and integrating the appropriate technology and other infrastructure utilizes resources which could be redirected to the company's primary selling efforts.

•
Inadequate Information.    Unqualified or mistimed leads result in a significant loss of time and productivity for an organization's sales personnel. Over time, sales personnel may become frustrated and less inclined to follow up on leads, realizing that most unqualified leads are unlikely to generate customers. Verifying and distributing qualified leads in a timely manner to capture the sale may not be a priority for many sales and marketing organizations given their other responsibilities. As a result, organizations and their channel partners are frequently unable to reach the appropriate corporate buyer or other point of contact at the right time, leading to poor sales and renewal rates.

•
Lack of Integration.    Many organizations that have invested in technologies have not integrated their selling efforts into a cohesive sales and marketing solution. In part, this is the result of a lack of cross-departmental coordination and the complexity of managing and integrating multiple systems and third party service providers. It is complex to integrate data cleansing, database population, marketing campaign management and data analytics with a company's customer relationship management, or CRM, and other internal systems. Effective programs should be executed across multiple channels, and integrate with other sales and marketing initiatives, as well as with existing information technology infrastructure.

Customer Service Directly Affects Revenue.    In addition to the internal business challenges traditional approaches bring, it is critical to realize that customer service matters and directly affects whether a client's customer chooses them versus a competitor. Customer service is tightly tied to the success of the overall customer experience. To achieve sales, customer experience matters and it matters even more as the economy is slow to recover.
As markets around the world remain competitive, credit stays tight and job cuts continue, customer experience projects are vital. According to a Forrester Research Group study by Harley Manning, Moira Dorsey with Bruce D. Temkin, Megan Burns, Rachel Zinser, titled “Topic Overview: Customer Experience In A Down Economy,” unless companies invest in customer experience projects, they risk:

•
Lost revenues. There is a direct correlation between investing in a great customer experience and increased revenues. Forrester examined the correlation between the customer experiences delivered by 112 US firms and the loyalty of their customers, and found that good customer experience correlates highly to loyalty.

•	Increased costs. Cutting investments in customer experiences can increase costs for years to come.

•
Missed opportunities. As customer experience practices begin to mature, there is a considerable distance between leaders and laggards. Customer experience leaders that freeze or slow development may be more easy to catch now than in more flush economic times. For firms looking to close the gap, this represents an opportunity to catch up by investing in improving customer experiences for their customers.

Rainmaker Solutions
Rainmaker is a leading business selling partner providing global B2B e-commerce solutions enhanced by global sales agents. We have three primary solutions designed to deliver maximum revenue in our clients' mid-market:

1)
Transact: Our Transact solution is designed to allow our clients to sell more of their products and maintenance contracts directly to their customers or via their channel partners. Benefits of our Transact solution include:

i.
Direct and channel friendly sales through clearly defined rules designed to ensure that client business rules drive the outcome of each client contact point in order to overcome confusion and deliver an integrated communication of the status of each customer to both the client and its channel partners.

ii.
State of the art cloud platform that includes an open API architecture for seamless integrations, the ability to handle complex B2B rules, a quoting system, purchase order and wire transfer support, and the capacity to handle discounting and multi-tier pricing.

iii.	High touch inbound and outbound global telesales utilizing multiple communication methods including online chat, email, social media and phone support to assist potential buyers.

iv.	Management and optimization of trial periods to transition missed opportunities into potential sales.

v.	Opportunities to cross-sell and up-sell new products and services to increase total revenue on existing sales.

2)
Renew: Our Renew solution is designed to maximize renewal rates, subscriptions and other contracts to allow our clients to significantly increase the lifetime value of their customers. Benefits of our Renew solution include:

i.	The ability to deliver time sensitive pre-expiration countdown emails and phone campaigns resulting in higher renewal rates.

ii.	Gaining market intelligence, such as why a customer was initially lost and addressing those objections within client business rules to increase revenue through reactivations and win-backs.

iii.
The ability to manage, enable and credit the channel in the post sales process through clearly defined rules designed to ensure that client business rules drive the outcome of each client contact point.

iv.	Maximizing each customer contact by providing opportunities for cross-selling and up-selling new products and services.

v.
Delivering lost revenue recognition through the same transaction platform used for other Rainmaker products, creating one integrated tool for customer status and other much needed reporting for both the client and its channel partners.

3)	Educate: Our Educate solution is designed to allow our clients to generate more revenue selling training programs to their customers. Benefits of our Educate solution include:

i.	Ability to Educate without our client losing sight of its core competency:

1.	Targeted delivery methods to each specific market segment.

2.	Increased training revenues with visibility into business impact.

3.	Tools and reporting for on-going process improvements.

ii.	Product modules include:

1.	Instructor led training.

2.	Vclassroom.

3.	Elearning.

4.	Replay.
Each product in the Rainmaker e-commerce solution suite can be purchased individually to meet specific client needs or as an integrated product suite designed to deliver maximum revenue during the B2B customer buying process.
Strategy
Our objective is to be the leading global provider of B2B e-commerce solutions in selected markets. Key elements of our strategy include:

•
Generate More Revenue for Our Existing Clients.    We continue to seek to identify areas where we can apply technology and our expertise to improve renewal rates and sell higher levels of service and online training on behalf of our clients.

•
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

•
Sign New Clients.    Our focus on specific sectors enables us to employ industry experts, pursue targeted sales and marketing campaigns, develop effective marketing and customer retention programs, and capitalize on referrals from existing clients.

•
Enhance Technology and Add New Products and Services.    We believe our integrated approach, which marries online cloud-based selling with the human element of global sales agents to ensure our clients are positioned to “make the sale” regardless of the end user's preferred contact method, is a powerful competitive edge. Nevertheless, we plan to continue to enhance our technological capability with new products and services that deliver high value to our clients' customers in a cost effective manner.

In addition to strategically expanding our reach, we believe approaching the right target market segments is also a factor in our success. Our target markets include:

•	Platform and management companies characterized as software and hardware systems and tools needed to run any major business.

•	Operations and professional groups in software and services businesses.

•	Product manufacturing and service delivery businesses.

•	Data management and information services companies.
Together these target markets represent a market size of more than 5,000 brands. The key elements these brands have in common include:

•	They sell a product or a service with a recurring revenue stream;

•	They sell B2B into a defined small and medium-sized business ("SMB") segment;

•	There is an intellectual property component to our clients' products as they are not individual purchase commodity items;

•	They sell direct, through channel partners, or a combination of both; and

•	They utilize trial programs.
Our Clients
Our clients consist of large enterprises in a range of industries, including computer hardware and software and information services selling into their SMB market. Our clients typically have large customer bases and products and services that require complex selling processes to generate sales, thereby enabling them to benefit from our focused sales and marketing programs to generate more revenue. In the year ended December 31, 2011, two clients accounted for 10% or more of our revenue, with Microsoft representing approximately 16% of our net revenue and Symantec representing approximately 15% of our net revenue. During the year ended December 31, 2010, three clients accounted for 10% or more of our net revenue, with Sun Microsystems representing approximately 17% of our net revenue, Hewlett-Packard representing approximately 14% of our net revenue and Symantec representing approximately 12% of our net revenue. In 2009, three clients accounted for 10% or more of our net revenue, with Sun Microsystems representing approximately 22% of our net revenue, Hewlett-Packard representing approximately 16% of our net revenue and Symantec accounting for approximately 10% of our net revenue.
Sales and Marketing
We market our services through a direct sales force of representatives. We also have an opportunity to cross-sell our solutions to our existing clients. We use direct marketing, public relations and trade association programs to communicate our service offerings to potential clients. Our direct sales professionals typically have significant enterprise-level sales experience. We employ sales professionals who are responsible for developing new clients, as well as new opportunities with existing clients. We support the sales process with cross-functional representation from other departments, including operations, finance, client marketing, data services and technology. We also support this effort with product management professionals responsible for continued development and enhancement of our service offerings.
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

In addition to the competitors listed below, we face competition from internal departments of current and potential clients. The competition we encounter includes:

•	E-commerce capabilities from companies such as Digital River;

•	Solutions designed to sell service and renewal contracts and provide lead generation services from companies such as Encover and ServiceSource;

•	Providers of business databases, data processing and database marketing services such as Harte-Hanks and infoUSA;

•	Companies that offer various online marketing services, technologies and products, including Unica and ValueClick; and

•	Companies that offer training management systems, such as Saba and SumTotal.

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
Given our products, along with our sales and marketing solutions that address a company's needs at each customer contact point, we believe that there is no direct competitor in our space. While these solutions are available on an individual basis through other vendors, we are not aware of any other vendor that provides a comparable end-to-end solution such as ours. Purchasing individual solutions from multiple vendors would require investment, technical integration, and expert personnel. Thus, we believe we deliver a strong end-to-end solution amongst a sea of individually competitive products.
Technology and Development
We employ technology and development personnel who maintain and develop the software and hardware platforms that support our marketing and sales operations. We collect customer input and conduct regular internal reviews to identify areas for improvement of our existing processes and systems as well as opportunities for development of new service offerings. Our technology platforms are based on a combination of internally developed proprietary software and commercially available hardware and software.
Employees
As of December 31, 2011, we employed approximately 1,050 full-time employees. This compares to approximately 1,450 full-time employees as of December 31, 2010. None of our employees are represented by a labor union or are subject to a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationships with our employees to be good.
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
A number of government authorities are increasingly focusing on online personal data privacy and security issues and the use of personal information. Our business could be adversely affected if new regulations regarding the use of personal information are introduced or if government authorities choose to investigate our privacy practices. In addition, the European Union has adopted directives addressing data privacy that may limit the collection and use of some information regarding Internet users. Such directives may limit our ability to target our clients' customers or to collect and use such information.
Our business is also subject to regulation in connection with our direct marketing activities. The Federal Trade Commission's("FTC") telesales rules prohibit misrepresentations of the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation and specifically addresses other perceived telesales abuses in the offering of prizes. Additionally, the FTC's rules and various state laws limit the hours during which telemarketers may call consumers and which consumers may be called. The Federal Telephone Consumer Protection Act of 1991 contains other restrictions on facsimile transmissions and on telemarketers, including a prohibition on the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 contains restrictions on the content and distribution of commercial e-mail. A number of states also regulate telesales and some states have enacted restrictions similar to these federal laws. In addition, a number of states regulate e-mail and facsimile transmissions. State regulations of telesales, e-mail and facsimile transmissions may be more restrictive than federal laws. The failure to comply with applicable statutes and regulations could have a material adverse effect on our business. There can be no assurance that additional federal or state legislation, or changes in regulatory implementation or judicial interpretation of existing or future laws, would not limit our activities in the future or significantly increase the cost of regulatory compliance.
Financial Information about Geographic Areas
We currently have operations in the United States, Canada, the United Kingdom and the Philippines where we perform services on behalf of our global clients. See “Segment Reporting” in Note 1 to our consolidated financial statements for a summary of revenue by geographic area.
Corporate Information
We were founded in 1991 and are headquartered in Silicon Valley in Campbell, California. We also have operation centers in or near Austin, Texas, Manila, Philippines and London, England. We are incorporated in Delaware. Our principal office is located at 900 East Hamilton Ave., Suite 400, Campbell, CA 95008 and our phone number is (408) 626-3800. Our website is www.rainmakersystems.com. We make available, free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS
Risks Related to Our Business
Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client or any significant reduction in the volume of services we provide to any of our significant clients could result in a substantial decrease in our revenue and have a material adverse impact on our financial position.
In the year ended December 31, 2011, two clients accounted for 10% or more of our revenue, with Microsoft representing approximately 16% of our net revenue and Symantec representing approximately 15% of our net revenue. During the year ended

December 31, 2010, three clients accounted for 10% or more of our net revenue, with Sun Microsystems representing approximately 17% of our net revenue, Hewlett-Packard representing approximately 14% of our net revenue and Symantec representing approximately 12% of our net revenue. In 2009, three clients accounted for 10% or more of our net revenue, with Sun Microsystems representing approximately 22% of our net revenue, Hewlett-Packard representing approximately 16% of our net revenue and Symantec accounting for approximately 10% of our net revenue.
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
Our clients may, from time to time, restructure their businesses or get acquired by another company, which may adversely impact the revenues we generate from those clients. Sun Microsystems, formerly a significant client in 2010 and 2009, was acquired by Oracle Corporation in 2010, and thereafter elected to terminate our services as described below. Any restructuring, termination or non-renewal of our services by any of our significant clients could reduce the volume of services we provide and further reduce our expected future revenues, which would likely have a material adverse effect on our financial position, cash flows and results of operations.
We had various agreements with Sun Microsystems, our largest client during 2010 and 2009, with various termination provisions. On February 5, 2010, we received written notice from Sun Microsystems that they had elected to terminate the Global Inside Sales Program Statement of Work agreement dated March 31, 2009, effective as of February 28, 2010. The notice followed the acquisition of Sun Microsystems by Oracle Corporation and affected the contract sales services that we were performing for Sun Microsystems. The Global Inside Sales agreement had a minimum term with notice periods to August 31, 2010. We entered into a settlement agreement on March 8, 2010, and received a cash payment of $4,550,000 from Oracle Corporation for the buyout of the Global Inside Sales agreement. The settlement payment was recognized as revenue in the first quarter of 2010. In addition, Oracle agreed to reimburse us $347,000 for employee severance costs related to terminating employees who worked on the Global Inside Sales program. This reimbursement was recognized in payroll and payroll tax expense to offset the employee severance costs.
Current macro-economic conditions could continue to negatively impact our results of operations.
The current unfavorable macro-economic conditions have contributed to our clients reducing their overall marketing spending and our clients’ customers reducing their purchases of our clients’ products and services. If the economic climate in the U.S. or abroad does not improve from its current condition or continues to deteriorate, our clients or prospective clients could reduce or delay their purchases of our services, and our clients’ customers could reduce or delay their purchases of our clients’ products and services, which would adversely impact our revenues and our profitability.
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
Competition in our industry is intense, and such competition may increase in the future. Our competitors include e-commerce service providers of service contract sales and lead generation services, enterprise application software providers, providers of database marketing services, online marketing services and companies that offer training management systems. We also face competition from internal marketing and technology departments of current and potential clients. Additionally, for portions of our service offering, we may face competition from outsource providers with substantial offshore facilities which may enable them to compete aggressively with similar service offerings at a substantially lower price. Many of our existing or potential competitors have greater brand recognition, longer operating histories, and significantly greater financial, technical and marketing resources, which could further impact our ability to address competitive pressures. Should competitive factors require us to increase spending for, and investment in, client acquisition and retention or for the development of new services, our expenses could increase disproportionately to our revenues. Competitive pressures may also necessitate price reductions and other actions that would likely affect our business adversely. Additionally, there can be no assurances that we will have the resources to maintain a higher level of spending to address changes in the competitive landscape. Failure to maintain or to produce revenue proportionate to any increase in expenses would have a negative impact on our financial position, cash flows and operating results.
Our agreements with our clients allow for termination with short notice periods.
Our agreements generally allow our clients to terminate such agreements without cause with 90 days notice. Our clients are under no obligation to renew their engagements with us when their contracts come up for renewal. In addition, our agreements with our clients are generally not exclusive. Our agreements with Symantec expire in March 2014 and can generally be terminated prior to expiration with ninety days notice. Our agreements with Microsoft expire at various dates from June 2012 through August 2013, and generally can be terminated with thirty days notice.
We had various agreements with Sun Microsystems, our largest client during 2010 and 2009, with various termination provisions. On February 5, 2010, we received written notice from Sun Microsystems that they had elected to terminate the Global Inside Sales Program Statement of Work agreement dated March 31, 2009, effective as of February 28, 2010. The notice followed the acquisition of Sun Microsystems by Oracle Corporation and affected the contract sales services that we were performing for Sun Microsystems. The Global Inside Sales agreement had a minimum term with notice periods to August 31, 2010. We entered into a settlement agreement on March 8, 2010, and received a cash payment of $4,550,000 from Oracle Corporation for the buyout of the Global Inside Sales agreement. The settlement payment was recognized as revenue in the first quarter of 2010. In addition, Oracle agreed to reimburse us $347,000 for employee severance costs related to terminating employees who worked on the Global Inside Sales program. This reimbursement was recognized in payroll and payroll tax expense to offset the employee severance costs.
Our revenue will decline if demand for our clients’ products and services decreases.
A significant portion of our business consists of marketing and selling our clients’ products and services to their customers. In addition, a significant percentage of our revenue is based on a "revenue share" and "pay for performance" model in which our revenue is based on the revenue we generate for our clients or the amount of our clients’ products and services that we sell. Accordingly, if a particular client’s products and services fail to appeal to its customers for reasons beyond our control, such as preference for a competing product or service, our revenue may decline. In addition, revenue from our service offerings could decline if our clients reduce their marketing efforts.
Any efforts we may make in the future to expand our service offerings may not succeed.
To date, we have focused our business on providing our service offerings to enterprises in selected markets that retain our services in an effort to market and sell their offerings to their business customers. We may seek to expand our service offerings in the future to other markets, including other geographical areas and industry verticals or seek to provide other related services to our clients. Any such effort to expand could cause us to incur significant investment costs and expenses and could ultimately not result in significant revenue growth for us. In addition, any efforts to expand could divert management resources from existing operations and require us to commit significant financial and other resources to unproven businesses.
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
During the fourth quarters of 2011 and 2010, we performed our annual impairment test as of October 31 and noted that no impairment existed at that time. At December 31, 2011, we had $5.3 million in goodwill. In the future, our test of impairment could result in further adjustments, or in write-downs or write-offs of assets, which would negatively affect our financial position and operating results.
In 2007, we invested in Market2Lead, Inc. (“Market2Lead”), a software-as-a-service provider of B2B automated marketing solutions. Rainmaker provided Market2Lead with growth financing of $2.5 million in secured convertible and term debt. In 2008, one-half of the debt was converted into preferred shares of Market2Lead. In 2009, we impaired approximately half the equity value. In 2010, we impaired the remaining equity value. In May 2010, we received payment from Market2Lead for the $1,250,000 in remaining term debt. We no longer carry any values on our balance sheet related to Market2Lead.
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
Selection of our services and software can entail an extended decision making process on the part of prospective clients. We often must educate our potential clients regarding the use and benefit of our services and software, which may delay the evaluation and acceptance process. For our Transact solution, the selling cycle can extend to approximately 9 to 12 months or longer between initial client contact and signing of an agreement. Once our services and software are selected, integration with our clients’ systems can be a lengthy process, which further impacts the timing of revenue. Because we are unable to control many of the factors that will influence our clients’ buying decisions or the integration process of our services and software, it can be difficult to forecast the growth and timing of our revenue.
We have incurred recent losses and may incur losses in the future.
We incurred a net loss in three of the four quarters of both 2009 and 2010, as well as all four quarters of 2011. Our accumulated deficit through December 31, 2011 is $117.9 million. We cannot guarantee that our future operations will result in net income. A failure to increase future revenues will harm our business. If our revenues grow more slowly than we anticipate or our operating expenses exceed our expectations, our operating results will suffer. Factors which may cause us to incur losses in the future include:

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
If it was determined we would need to raise additional capital to meet our working capital and planned growth objectives, it might not be available to us on acceptable terms, if at all.
We may need to secure additional capital for the acquisition of businesses, products or technologies that are complementary to ours, or to fund our working capital and capital expenditure requirements. To date, we have raised capital through both equity and debt financings. On April 25, 2007, we completed a follow-on public offering of our common stock in which we issued an additional 3.5 million shares and raised $27 million in net proceeds. In June 2011, we issued and sold 3.7 million shares of our common stock, together with warrants to purchase up to an aggregate 1.5 million additional shares, in a public offering. The offering was made pursuant to a prospectus filed with our existing shelf registration statement on Form S-3 (File No. 333-171946), which was filed with the SEC on January 28, 2011, amended on February 18, 2011 and declared effective by the SEC on March 7, 2011, the prospectus supplement dated June 22, 2011, and the free writing prospectus dated June 23, 2011. We received gross cash proceeds of approximately $3.9 million from the equity offering. Any additional equity financing will be dilutive to stockholders, and additional debt financing, if available, may involve restrictive covenants and interest expense that will affect our financial results. At December 31, 2011, our cash balance was $8.7 million, and our net working capital deficit was $2.7 million. We believe that our cash and cash equivalent balance and anticipated improvements in cash flows from operations due to forecasted revenue growth and operating cash savings from our implemented and planned cost saving initiatives will be sufficient to meet our operating requirements for the next twelve months. We will likely elect to maintain our current level of borrowings, subject to our ability to arrange new or renew our existing debt facilities, to assist in funding our future growth and working capital requirements. If forecasted revenue growth does not materialize, or if we are unsuccessful in reducing the usage of cash to fund our operations, we will be required to seek additional external financing or further reduce operating costs, which could jeopardize our current operations and future strategic initiatives and business plans. However, external financing sources may not be available, may be inadequate to fund our operations, or may be on terms unfavorable to the Company.
Our quarterly operating results may fluctuate, and if we do not meet market expectations, our stock price could decline.

Our future operating results may not follow past trends in every quarter. In any future quarter, our operating results may fall below the expectations of public market analysts and investors.
Factors which may cause our future operating results to be below expectations include:

•	the growth of the market for our sales and marketing solutions;

•	the demand for and acceptance of our services;

•	the demand for our clients’ products and services;

•	the length of the sales and integration cycle for our new clients;

•	our ability to expand relationships with existing clients;

•	our ability to develop and implement additional services, products and technologies;

•	the success of our direct sales force;

•	our ability to retain existing clients;

•	the granting of additional stock options and/or restricted stock awards resulting in additional stock-based compensation expense;

•	new product and service offerings from our competitors;

•	general economic conditions;

•	regulatory compliance costs;

•	seasonality in our sales;

•	dependence on key personnel and employee turnover; and

•	the loss of a significant client.
We are subject to certain financial covenants under our loan agreement with Bridge Bank. If we are unable to satisfy these covenants or obtain a waiver, the lender could demand immediate repayment of their loans made to us.
The Company is a party to a loan agreement with Bridge Bank, which is secured by substantially all of the Company’s assets. We are required to comply with certain financial covenants under the loan agreement with Bridge Bank, including not incurring a quarterly non-GAAP profit or loss negatively exceeding by more than 10% the amount of the non-GAAP profit or loss recited in the Company’s operating plan approved by Bridge Bank, and maintaining unrestricted cash with Bridge Bank equal to the greater of $2.0 million or the aggregate principal amount of the indebtedness from time to time outstanding with Bridge Bank plus $1,000,000. If we are not able to comply with such covenants, the Company’s outstanding loan balance could become due and payable immediately and our existing credit facilities with Bridge Bank could be canceled. Unless we are able to obtain a waiver from Bridge Bank for any covenant violations, our business, financial condition and results of operations would be significantly harmed. For the year ended December 31, 2011, we were in compliance with these covenants.
We may experience seasonality in our sales, which could cause our quarterly operating results to fluctuate from quarter to quarter.
As we continue to grow our service offerings, we will experience seasonal fluctuations in our revenue as companies’ spending on marketing can be stronger in some quarters than others partially due to our clients’ budget and fiscal schedules. In addition, since certain of our service offerings have lower gross margins than our other service offerings, we may experience quarterly fluctuations in our financial performance as a result of a seasonal shift in the mix of our service offerings.
If we are unable to attract and retain highly qualified board members, management, sales and technical personnel, the quality of our services may decline, and our ability to execute our growth strategies may be harmed.
Our success depends to a significant extent upon the contributions of our board members, executive officers and key sales and technical personnel and our ability to attract and retain highly qualified sales, technical and managerial personnel. Competition for personnel is intense as these personnel are limited in supply. We have at times experienced difficulty in recruiting qualified personnel, and there can be no assurance that we will not experience difficulties in the future, which could limit our future growth. The loss of members of our board of directors or certain key personnel, particularly Michael Silton, our chief executive officer, Timothy Burns, our chief financial officer, and James Chung, our chief technology officer, could seriously harm our business.
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
We have made significant investments in technology and system improvements related to servicing clients and capitalized those costs while the technology was being developed. We have invested $7.9 million in eCommerce technology and system improvements, which have a carrying value of $2.5 million as of December 31, 2011, and are generally amortized over two to five years. If unforeseen events or circumstances prohibit us from using these systems, we may be forced to impair one or more of these systems, which could result in a non-cash impairment charge to our financial results. We expect to invest additional amounts into technology and system improvements in the future which would bear similar risks.
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
From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. Litigation, in general, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty and in the case of more complex legal proceedings, such as intellectual property and securities litigation, the results are difficult to predict at all. We may incur substantial expenses and devote substantial time to defend these claims as they arise, whether or not such claims are meritorious. In addition, in the event of a determination adverse to us, we may incur substantial monetary liability and may be required to implement changes in our business practices, which could have a material adverse effect on our business, financial condition or results of operations. See Item 3 — “Legal Proceedings” for a description of any pending legal proceedings against us.
Risks Related to Our Industry and Other Risks
We operate in a rapidly changing industry and have recently entered new lines of business, all of which make our operating results difficult to predict.
The industry in which we operate is rapidly changing and evolving. The evolution of this industry makes our risks, capital needs and operating results difficult to predict. Any failure to adapt our services in response to changing market and technological requirements could adversely affect our operating results. In 2009, we acquired the eCommerce technology of Grow Commerce. We have entered into new lines of business to integrate the Grow Commerce assets to advance our eCommerce Transact strategy. We will be required to devote substantial financial, technical, managerial and other resources to such new lines of business and cannot ensure that they will be successful.

We are subject to government regulation of distribution and direct marketing, which could restrict the operation and growth of our business.
The FTC’s telesales rules prohibit misrepresentations of the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation and specifically address other perceived telemarketing abuses in the offering of prizes. Additionally, the FTC’s rules limit the hours during which telemarketers may call consumers. The Federal Telephone Consumer Protection Act of 1991 contains other restrictions on facsimile transmissions and on telemarketers, including a prohibition on the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 contains restrictions on the content and distribution of commercial e-mail. A number of states also regulate telemarketing and some states have enacted restrictions similar to these federal laws. In addition, a number of states regulate e-mail and facsimile transmissions. State regulations of telesales, e-mail and facsimile transmissions may be more restrictive than federal laws. Additionally, our eCommerce services are subject to U.S. and foreign export laws and regulations. Any failure by us to comply with applicable statutes and regulations could result in penalties and/or restrictions on our ability to provide services. There can be no assurance that additional federal or state legislation, or changes in regulatory implementation or judicial interpretation of existing or future laws, would not limit our activities in the future or significantly increase the cost of regulatory compliance.
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
The increasing popularity and use of the Internet and online services may lead to the adoption of new laws and regulations in the U.S. or elsewhere covering issues such as online privacy, copyrights and trademarks, sales taxes and fair business practices, or which require qualification to do business as a foreign corporation in certain jurisdictions. Increased government regulation, or the application of existing laws to online activities, could inhibit Internet growth. A number of government authorities are increasingly focusing on online personal data privacy and security issues and the use of personal information. Our business could be adversely affected if new regulations regarding the use of personal information are introduced or if government authorities choose to investigate our privacy practices. In addition, the European Union has adopted directives addressing data privacy that may limit the collection and use of some information regarding Internet users. Such directives may limit our ability to target our clients’ customers or collect and use information. A decline in the growth of the Internet could decrease demand for our services and increase our cost of doing business and otherwise harm our business.
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
Our common stock price is volatile.
During the year ended December 31, 2011, the price for our common stock fluctuated between $0.38 per share and $1.68 per share. During the year ended December 31, 2010, the price for our common stock fluctuated between $0.87 per share and $1.84 per share. The trading price of our common stock may continue to fluctuate widely, including due to:

•	quarter to quarter variations in results of operations;

•	loss of a major client;

•	changes in key personnel;

•	changes in the economic environment which could reduce our potential;

•	announcements of technological innovations by us or our competitors;

•	changes in, or our failure to meet, the expectations of securities analysts;

•	new products or services offered by us or our competitors;

•	changes in market valuations of similar companies;

•	announcements of strategic relationships or acquisitions by us or our competitors;

•	other events or factors that may be beyond our control;

•	dilution resulting from the raising of additional capital; or

•	other factors discussed elsewhere in this Item 1A—“Risk Factors”.
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
Trading of our common stock moved from the Nasdaq Global Market to the Nasdaq Capital Market on November 9, 2011. If we experience losses from our operations, are unable to raise additional funds or our stock price does not meet minimum standards, we may not be able to maintain the standards for continued listing on the Nasdaq Capital Market, which include, among other things, that our common stock maintain a minimum closing bid price of at least $1.00 per share and minimum shareholders’

equity of $2.5 million (subject to applicable grace and cure periods). On November 14, 2011, we received a notification letter (the “Notice”) from Nasdaq indicating that the Company was not in compliance with Nasdaq Marketplace Rule 5550(a)(2) (the "Minimum Bid Price Requirement"), because the bid price for the Company's common stock closed below the minimum $1.00 per share requirement for 30 consecutive business days. The Notice does not have any effect on the listing of the Company's common stock at this time and the Company's common stock continues to trade on the Nasdaq Capital Market under the symbol "RMKR”. In accordance with Nasdaq Marketplace Rule 5810, the Company has been provided an initial 180 calendar days, or until May 14, 2012, to regain compliance with the Minimum Bid Price Requirement. To do so, the bid price of the Company's common stock must close at or above $1.00 per share for a minimum of ten consecutive trading days prior to that date. If compliance with the Minimum Bid Price Requirement is not achieved by that date, the Company will be eligible for an additional 180-day grace period to achieve compliance, provided that the Company continues to meet all other applicable Nasdaq listing standards. If, as a result of the application of such listing requirements, our common stock is delisted from the Nasdaq Capital Market, our stock would become harder to buy and sell. Consequently, if we were removed from the Nasdaq Capital Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. As a result, the ability to resell shares of our common stock could be adversely affected.
Our directors, executive officers and their affiliates own a significant percentage of our common stock and can significantly influence all matters requiring stockholder approval.
As of December 31, 2011, our directors, executive officers and entities affiliated with them together beneficially control approximately 12% of our outstanding shares. As a result, these stockholders, acting together, may have the ability to disproportionately influence all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company, which, in turn, could depress the market price of our common stock.
Shares eligible for sale in the future could negatively affect our stock price.
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of December 31, 2011, we had 26,812,935 outstanding shares of common stock which included 1,345,875 unvested shares issued pursuant to restricted stock awards granted to certain employees and directors. These restricted shares will become available for public sales subject to the respective employees’ and directors’ continued employment or service with the Company over vesting periods of not more than four years. In addition, there were an aggregate of 2,599,267 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 1,021,288 shares of common stock issuable upon exercise of options outstanding under our option plan and 1,577,979 shares of common stock issuable upon exercise of the outstanding warrants issued to the investors in our June 2011 equity offering. These warrants have a five-year term and are exercisable beginning six months after their issuance date. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, employee compensation or otherwise.
On January 28, 2011, we filed a form S-3 registration statement, which was amended February 18, 2011 and declared effective by the SEC on March 7, 2011, for the potential issuance of up to $15 million of securities in the form of our common stock, preferred stock, warrants, units, and/or debt securities, subject to SEC rules limiting any issuance under such registration statement to one-third of our nonaffiliate market capitalization (“public float”) over any period of 12 calendar months for so long as our public float is less than $75 million. We may choose any combination of such securities depending on the market conditions at the time of issuance, if any. In June 2011, we issued and sold 3.7 million shares of our common stock, together with warrants to purchase up to an aggregate 1.6 million additional shares, in a public offering. The offering was made pursuant to a prospectus filed with our existing shelf registration statement on Form S-3 noted above, the prospectus supplement dated June 22, 2011 and the free writing prospectus dated June 23, 2011. We received gross cash proceeds of approximately $3.9 million from the equity offering. The $3.3 million of net cash proceeds from the offering will continue to be used for general corporate purposes, including working capital and capital expenditures.
If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.
The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. Presently, analysts do not publish reports on us on a regular basis, which in turn may have an adverse effect on our stock price or trading volume. If any of the analysts who cover us now or in the future issue an adverse opinion regarding our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Facilities
Our headquarters is located in Campbell, California. In October 2009, we executed a second amendment to the operating lease for our corporate headquarters in Campbell, California to reduce our lease cost. Under this amendment, we reduced the amount of space that we lease by 6,719 square feet to 16,430 square feet starting October 1, 2009, and reduced our lease cost per square foot by approximately 18%. We obtained a first right of refusal to the reduced space (6,719 square feet). The lease term originally began on November 1, 2005 and, after the first amendment, was set to end on January 31, 2010. Under this second amendment, the lease will expire on January 31, 2013. Annual gross rent under the amended lease increases from approximately $227,000 in the first year of the lease which ended September 30, 2010, and the base rent will increase by approximately 5% each year thereafter for the remaining term expiring January 31, 2013. In addition, we will continue to pay our proportionate share of operating costs and taxes based on our occupancy and the original letter of credit issued to the landlord in the amount of $100,000 for a security deposit will remain in place.
In September 2011, we extended an existing lease in Austin, Texas on approximately 21,388 square feet of space for a term of 24 months through December 31, 2013. Inclusive of the free rent included in the lease agreement, annual rent in the facility approximates $212,000, or $18,000 monthly. Additionally, we pay our proportionate share of maintenance on the common areas in the business park.
On September 24, 2008, we entered into an agreement to lease approximately 20,000 square feet of space near Montreal, Quebec and moved our Canadian operations to this new location. The lease had a minimum term of three years and commenced on January 1, 2009. Annual gross rent was $400,000 Canadian dollars. Based on the exchange rate at December 31, 2011, annual rent was approximately $392,000 U.S. dollars. Additionally, we were responsible for our proportionate share of utilities, taxes and other common area maintenance charges during the lease term. In September 2010, we exited our Canadian call center facility and took a restructuring charge in 2010 for this lease commitment of $416,000, a write off of certain leasehold improvements of $106,000 and other facility costs of $46,000. In March 2011, we removed the sublease assumption from our estimate of the remaining lease liability resulting in an additional charge of $99,000. This lease commitment terminated on December 31, 2011, and at December 31, 2011, there was no remaining liability related to the Montreal facility closure.
With our acquisition of Qinteraction in July 2007, we assumed existing lease obligations at their Manila, Philippines offices. We assumed two office space leases, the Pacific Star building and the BPI Buendia Center building leases, and a parking lease. During 2008 and 2009, we amended and then terminated our lease in the Pacific Star building and we currently do not occupy any space in this building. In September 2011, we modified our five-year lease in the BPI Buendia Center building in Manila, which commenced on April 11, 2008. The modification reduced the leased space from approximately 40,000 square feet on three floors to approximately 27,000 square feet on two floors. The lease for this space terminates on March 31, 2013. Based on the exchange rate as of December 31, 2011, our annual base rent will escalate from approximately $427,000 in the current year of the lease to $461,000 for the final year of the lease. On May 1, 2010, we executed a lease for approximately 15,852 square feet of call center space in the Alphaland Southgate Tower in Manila. The lease has a three-year term and terminates on April 30, 2013. Based on the exchange rate as of December 31, 2011, and the free and discounted base rent included in the lease agreement, our annual base rent will escalate from approximately $216,000 in the current year of the lease to approximately $233,000 in the final year of the lease.
With our acquisition of Optima in January 2010, we assumed an office lease in the United Kingdom in Godalming outside of London, where we have call center and sales operations. This cancellable lease, which was expanded to accommodate growth in October 2010, commenced in November 2009, has a three-year term and terminates in October 2012. In September 2011, we leased additional space in Godalming due to the continued expansion of our European operations. This lease has a one-year term. Combined annual base rent for these facilities is £180,000 Great Britain Pounds. Based on the exchange rate at December 31, 2011, annual rent is approximately $278,000 in U.S. dollars.
Rent expense under operating lease agreements during the years ended December 31, 2011, 2010 and 2009 was $1.6 million, $2.1 million and $1.8 million, respectively. Rent expense for the years ended December 31, 2011 and 2010 includes $99,000 and $416,000, respectively, related to the Canadian facility closure.
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
Qinteraction
On June 22, 2011 the founders of Qinteraction filed a complaint against Rainmaker Systems Inc. and the Bank of New York Trust Company in the State of New York.  The litigation was filed in New York State Court and was removed by us to the Federal Court in the Southern District of New York.  The complaint filed in New York was similar in many respects to the complaint previously filed by the founders of Qinteraction in the Philippines, which was dismissed by the Philippines courts, and sought to obtain funds held in escrow by the Bank of New York Trust Company pursuant to the Stock Purchase Agreement relating to our acquisition of Qinteraction and certain additional sums pertaining to an earnout provision in the Stock Purchase Agreement.  This matter was settled, with no admission of fault or liability by either party, on December 6, 2011 in the amount of $263,000.

ITEM 4.	MINE SAFETY DISCLOSURES
 Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Capital Market under the symbol “RMKR”. The following table lists the high and low sale prices for our common stock as reported on Nasdaq for each full quarterly period within the two most recent fiscal years.

	Q1	Q2	Q3	Q4
2011
High	$1.53	$1.33	$1.68	$0.99
Low	$1.01	$0.89	$0.83	$0.38
2010
High	$1.74	$1.71	$1.84	$1.45
Low	$0.87	$0.91	$0.91	$1.07
As of March 28, 2012, we had approximately 145 common stockholders of record. On March 28, 2012, the last reported sale price of our common stock on the Nasdaq Capital Market was $0.84 per share.
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
Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,945,142	$1.31	403,189
Equity compensation plans not approved by security holders	—	—	—
Total	3,945,142	$1.31	403,189
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
During the twelve months ended December 31, 2011, the Company had restricted stock awards that vested. The Company is required to withhold income taxes at statutory rates based on the closing market value of the vested shares on the date of vesting. The Company offers employees the ability to have vested shares withheld by the Company in an amount equal to the amount of taxes to be withheld. Based on this, the Company purchased 398,741 shares during the twelve months ended December 31, 2011, with a cost of approximately $338,000 from employees to cover federal and state taxes due.
The table below presents share repurchase activity for the three months ended December 31, 2011. The shares were repurchased by us in connection with satisfaction of tax withholding obligations on vested restricted stock units.

Period	Total Number of Shares (or Units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
October 2011	2,948	$0.84	N/A	N/A
November 2011	4,869	$0.89	N/A	N/A
December 2011	223,833	$0.51	N/A	N/A
Total	231,650	$0.52	N/A	N/A

ITEM 6.	SELECTED FINANCIAL DATA
Not applicable for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
The accompanying consolidated financial statements include the accounts of Rainmaker Systems, Inc. and its wholly-owned subsidiaries. Rainmaker is a leading global provider of business-to-business, or B2B, e-commerce solutions that drive online sales and renewal for products, subscriptions and training for our clients and their channel partners. Rainmaker provides these solutions on a global basis supporting multiple payment methods, currencies and language capabilities. The Rainmaker solution combines cloud-based e-commerce solutions for online sales enhanced by global sales agents designed to increase customer satisfaction and deliver maximum revenue while increasing ease of doing business at each phase of the customer buying cycle.
We are headquartered in Silicon Valley in Campbell, California, and have additional operations in or near Austin, Texas, Manila, Philippines and London, England. Our global clients consist primarily of large enterprises operating in the computer hardware and software and information services industries.
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
We achieved our first profitable quarter in the period ended March 31, 2006 due primarily to revenue growth from existing and new customers and the lower costs resulting from the relocation of our operations to Texas. Our acquisition of ViewCentral, our Educate solution, in September 2006 added hosted application software for training sales to our service offerings and a significant new customer base. We reported net revenue of $48.9 million for the year 2006, representing year-over-year growth, excluding acquisitions, of 49%, in addition to the $1.2 million of net revenue from our hosted application software for training sales offering. We were profitable in each quarter of 2006 and reported net income of $3.4 million for the year.
In January 2007, we acquired CAS Systems to provide additional complementary lead development functionality, customers, execution expertise and an international presence with its location near Montreal, Canada. In July 2007, we purchased all of the outstanding stock of Qinteraction Limited, which operates an offshore call center located in the Philippines. Qinteraction provides a variety of business solutions including inbound sales and order taking, inbound customer care, outbound telemarketing and lead generation, logistics support and back-office processing. The nature of these services was highly complementary to our other product offerings.
In October 2009, we acquired the eCommerce technology of Grow Commerce. Grow Commerce provided hosting of fan club and membership websites that offered monthly subscriptions and the ability for fee-based downloading of music, videos and other items. Additionally, the technology offered the ability to route orders of merchandise for fulfillment. Since this acquisition, we have invested in this technology to add significant B2B eCommerce functionality.
In January 2010, we acquired Optima Consulting Partners Limited (“Optima”), a B2B lead development provider with offices then in the United Kingdom, France, and Germany. During 2010, we integrated our European operations into one primary office in the United Kingdom and closed our Canadian call center facility.
On February 5, 2010, we received written notice from Sun Microsystems that they had elected to terminate the Global Inside Sales Program Statement of Work agreement dated March 31, 2009, effective as of February 28, 2010. The notice followed the acquisition of Sun Microsystems by Oracle Corporation and affected the contract sales services that we were performing for Sun Microsystems. The Global Inside Sales Program services accounted for approximately 13% of our fiscal 2009 annual net revenue. The Global Inside Sales agreement had a minimum term with notice periods to August 31, 2010. We entered into a settlement agreement on March 8, 2010, and received a cash payment of $4,550,000 from Oracle Corporation for the buyout of the Global Inside Sales agreement. The settlement payment was recognized as revenue in the first quarter of 2010. In addition, Oracle agreed to reimburse us $347,000 for employee severance costs related to terminating employees who worked on the Global Inside Sales program. This reimbursement was recognized in payroll and payroll tax expense to offset the employee severance costs.
We reported net revenue of $42.8 million in 2010, representing an 11% decline over the prior year due primarily to customer losses including the loss of Sun Microsystems during 2010. We reported a net loss of $10.0 million for 2010.
We reported net revenue of $37 million in 2011, representing an 13% decline over the prior year due primarily the loss of Sun Microsystems during 2010. We reported a net loss of $11 million for 2011.
Net Revenue
We derive substantially all of our revenue from (i) the online sale of our clients products to their SMB customers, (ii) the sale of service contracts and maintenance renewals, (iii) lead development and other telesales services, and (iv) software subscriptions for hosted Internet sales of web-based training.
ECommerce and Service Contract Renewals (Contract Sales).    We sell, on behalf of our clients, (i) our clients' products through online sales and (ii) our clients’ service contracts and maintenance renewals. We earn commissions on the sale of these services to our clients’ customers, which we report as our net revenue. We are typically responsible for the complete sales process, including marketing and customer identification and order processing. We also take responsibility for collecting the amount paid by our clients' customers. As a result, when we complete a sale, we record the full amount of the sale on our balance sheet as accounts receivable. We record revenue for the commissions we earn on the transaction, which is based on a fixed percentage of the amount payable by our clients’ customer based on the agreement with our client. We record the difference between the sale amount and our commission as an account payable, representing the amount we will remit to our client according to our payment terms. Our clients’ customers pay us by credit card, check or on payment terms which are generally 30 days from sale. None of our clients’ customers represented more than 10% of our net revenue in 2011. Because our revenue is commission-based, it can vary significantly. Our agreements with our clients for these services typically have one- to three-year terms, with automatic renewal provisions. These agreements are generally terminable on 90 days notice by either party.
We also provide hosted application software which enables our clients’ resellers to renew service contracts with end-users directly. In these situations we earn commissions on sales by our clients or their resellers but take no responsibility or credit risk for collection from the end user of the services.
Lead Development and Other Telesales Services.    We provide lead development and other telesales services to generate,

qualify and develop corporate leads, turning these prospects into sales opportunities and qualified appointments for our clients’ field sales forces and for their channel partners. Our agreements with our clients are generally for fixed fees, have terms ranging from three months to one year and require us to provide fixed resources for the term of the contract. Some of our contracts contain performance requirements. For the significant majority of our lead generation and other telesales service agreements, we recognize revenue as our services are provided; for our performance based contracts, we recognize revenue as we meet the performance objectives. To the extent that our clients pay us in advance of the provision of services, we record deferred revenue and recognize the revenue ratably over the contract period. These agreements are generally terminable on 30 days notice by either party.
Application Software (Training Sales).    We license our hosted application software that our clients use to manage their online and in-person training programs. The licenses are usually for one to three year terms, and are often fully or annually paid in advance. These advance payments are recorded as deferred revenue, and recognized ratably over the contract period.
Gross Margin
Gross margin is calculated as net revenue less the costs associated with selling our clients’ products and services or delivering our services to our clients. Cost of services include compensation costs of telesales personnel, telesales commissions and bonuses, costs of designing, producing and delivering marketing services, credit card fees, bad debts, and salaries and other personnel expenses related to fee-based activities. Costs of services also include the cost of allocated facility and telephone usage for our telesales representatives as well as other direct costs associated with the delivery of our services. Cost of services related to training sales relates primarily to the cost of personnel to support our hosted application. Most of the costs of services are personnel related and are mostly variable in relation to our net revenue. Bonuses and sales commissions will typically change in proportion to net revenue or profitability. Commission and bonus expense included in gross margin are typically related to incentives paid to our telesales representatives for incremental sales of our clients’ contracts and leads generated. Our gross margin will fluctuate in the future with changes in our product mix.
Sales and Marketing Expenses
Sales and marketing expenses are primarily costs associated with client acquisition, including compensation costs of marketing and sales personnel, sales commissions, marketing and promotional expenses, and participation in trade shows and conferences. Commission expense included in sales and marketing expenses relates to the variable compensation paid to our sales people who generate sales growth from new and existing clients. The sales cycle required to generate new clients varies within our product mix. In some cases, the lead time to create a new client can be substantial and we will incur sales and marketing costs for efforts that may not be successful.
Technology and Development Expenses
Technology and development expenses include costs associated with the technology infrastructure that supports our solutions. These costs include compensation and related costs for technology personnel, consultants, purchases of non-capitalizable software and hardware, and support and maintenance costs related to our systems. We also invest in the continued development of our solutions. Technology and development expenses do not include depreciation of hardware and software systems.
General and Administrative Expenses
General and administrative expenses include costs associated with the administration of our business and consist primarily of compensation and related costs for administrative personnel, insurance, and legal, audit and other professional fees.
Depreciation and Amortization Expenses
Depreciation and amortization expenses consist of depreciation and amortization of property, equipment, software licenses and intangible assets. We have completed the acquisition of several businesses in the past five years, and accordingly have been amortizing the intangible assets, other than goodwill, acquired in these transactions. In January 2010, we purchased Optima which added $243,000 to our amortizable intangible assets. See the discussion below under the heading "Goodwill and Other Intangible Assets."
Interest and Other Expense, Net
Interest and other expense, net reflects income received on cash and cash equivalents, interest expense on debt and capital lease agreements, foreign currency gains/losses and other income and expense.
Critical Accounting Policies/Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. Although actual results have historically been reasonably consistent with management’s expectations, future results may differ from these estimates or our estimates may be affected by different assumptions or conditions.
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
Use of Estimates
The preparation of the financial statements and related disclosures, in conformity with GAAP, requires us to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The policies that contain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes include:

•	revenue recognition and financial statement presentation;

•	the allowance for doubtful accounts;

•	impairment of long-lived assets, including goodwill, intangible assets and property and equipment;

•	measurement of our deferred tax assets and corresponding valuation allowance;

•	allocation of purchase price in business combinations; and

•	fair value estimates for the expense of employee stock options, our common stock warrant liability and the Optima contingent consideration.
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
Revenue Recognition and Financial Statement Presentation
Substantially all of our revenue is generated from (i) the online sale of our clients products to their SMB customers, (ii) the sale of service contracts and maintenance renewals, (iii) lead development and other telesales services, and (iv) software subscriptions for hosted Internet sales of web-based training. Revenue is recorded using the proportional performance model, where revenue is recognized as performance occurs over the term of the contract and any initial set up fees are recognized over the estimated customer life. We recognize revenue from the online sale of our clients products and the sale of our clients’ service contracts and maintenance renewals on the “net basis”, which represents the amount billed to the end customer less the amount paid to our client. Revenue from the sale is recognized when a purchase order from a client’s customer is received, the service or service contract or maintenance agreement is delivered, the fee is fixed or determinable, the collection of the receivable is reasonably assured, and no significant post-delivery obligations remain unfulfilled. Revenue from lead development and other telesales services we perform is recognized as the services are accepted and is generally earned ratably over the service contract period. Some of our lead development service revenue is earned when we achieve certain attainment levels and is recognized upon customer acceptance of the service. We earn revenue from our software application subscriptions of hosted online sales of web-based training ratably over each contract period. Since these software subscriptions are usually paid in advance, we have recorded a deferred revenue liability on our balance sheet that represents the prepaid portions of subscriptions that will be earned over the next one to three years.
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
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers or clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our clients or our clients' customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 31, 2011 and 2010, our allowance for potentially uncollectible accounts was $93,000 and $102,000, respectively.
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
Goodwill and Other Intangible Assets
We completed several acquisitions during the period of February 2005 through January 2010. Goodwill represents the excess of the acquisition purchase price over the estimated fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired. Most recently, in January 2010, we acquired Optima Consulting Partners, assigning $1.5 million to goodwill and $243,000 to amortizable intangible assets.
In our analysis of goodwill and other intangible assets, we apply the guidance of FASB ASC 350-20-35 in determining whether any impairment conditions exist. In our analysis of other finite lived amortizable intangible assets, we apply the guidance of FASB ASC 360-10-35, Property, Plant and Equipment-Subsequent Measurement, in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various technologies, customer relationships and trade names of the businesses we have acquired. As of both December 31, 2011 and 2010, we had accumulated impairment losses of $11.5 million.
In the fourth quarter of 2010 and again in the fourth quarter of 2011, we performed our annual goodwill impairment evaluation and concluded that our remaining goodwill balance was not impaired at such time. At December 31, 2011, we had approximately $3.8 million in goodwill recorded on our Contract Sales reporting unit and $1.5 million in goodwill recorded on our Rainmaker Europe reporting unit. Based on our analysis performed in the fourth quarter of 2011, we concluded that the estimated fair values of the Contract Sales and Rainmaker Europe reporting units exceeded their carrying values.
We report segment results in accordance with FASB ASC 280, Segment Reporting. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by detailed information listing revenues by customer and product line, for purposes of making operating decisions and assessing financial performance. Currently, the chief operating decision maker does not use product line financial performance as a primary basis for business operating decisions. Accordingly, we have concluded that we have one operating and reportable segment. However, in accordance with FASB ASC 350-20-35, we are required to test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment. Thus, our reporting units for goodwill impairment testing are Contract Sales, Lead Development, Rainmaker Asia and Rainmaker Europe.
Long-Lived Assets
Long-lived assets, including our purchased intangible assets, are amortized over their estimated useful lives. In accordance with FASB ASC 360-10-35, Property, Plant and Equipment-Subsequent Measurement, long-lived assets, such as property, equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented on the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. In the fourth quarter of 2011, we evaluated our long-lived assets and noted no impairment.
Based on information we received on April 30, 2010 from Market2Lead in which we invested in 2007 in the form of a secured note and a minority equity investment, we took a non-cash charge in the first quarter of 2010 of $740,000 for the carrying value of our minority equity investment.
Income Taxes
We account for income taxes using the liability method. The liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At December 31, 2011 and December 31, 2010, we had gross deferred tax assets of $30.6 million and $27.8 million, respectively. In 2011 and 2010, the deferred tax asset was subject to a 100% valuation allowance and therefore is not recorded on our balance sheet as an asset. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.
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
Our policy for recording interest and penalties related to uncertain tax positions is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in interest and other expense, net, in the statement of operations. Interest and penalties recorded as of December 31, 2011 and 2010 were immaterial.
Stock-Based Compensation
FASB ASC 718, Compensation-Stock Compensation, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. This guidance requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. See Note 9 to the consolidated financial statements for further discussion of this statement.
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
Significant Client Concentrations
We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the year ended December 31, 2011, two clients accounted for 10% or more of our revenue, with Microsoft representing approximately 16% of our net revenue and Symantec representing approximately 15% of our net revenue. During the year ended December 31, 2010, three clients accounted for 10% or more of our net revenue, with Sun Microsystems representing approximately 17% of our net revenue, Hewlett-Packard representing approximately 14% of our net revenue and Symantec representing approximately 12% of our net revenue. In 2009, three clients accounted for 10% or more of our net revenue, with Sun Microsystems representing approximately 22% of our net revenue, Hewlett-Packard representing approximately 16% of our net revenue and Symantec accounting for approximately 10% of our net revenue.
No individual client’s end-user customer accounted for 10% or more of our net revenue in any period presented.
We had various agreements with Sun Microsystems, our largest client during 2010, with various termination provisions. On February 5, 2010, we received written notice from Sun Microsystems that they had elected to terminate the Global Inside Sales Program Statement of Work agreement dated March 31, 2009, effective as of February 28, 2010. The notice followed the acquisition of Sun Microsystems by Oracle Corporation and affected the contract sales services that we were performing for Sun Microsystems. The Global Inside Sales agreement had a minimum term with notice periods to August 31, 2010. We entered into a settlement agreement on March 8, 2010, and received a cash payment of $4,550,000 from Oracle Corporation for the buyout of the Global Inside Sales agreement. The settlement payment was recognized as revenue in the first quarter of 2010. In addition, Oracle agreed to reimburse us $347,000 for employee severance costs related to terminating employees who worked on the Global Inside Sales program. This reimbursement was recognized in payroll and payroll tax expense to offset the employee severance costs.
We have outsourced services agreements with our significant clients that expire at various dates ranging through June 2014. Our agreements with Symantec expire in March 2014 and can generally be terminated prior to expiration with ninety days notice. Our agreements with Microsoft expire at various dates from June 2012 through August 2013, and generally can be terminated with thirty days notice.
We expect that a substantial portion of our net revenue will continue to be concentrated among a few significant clients. In addition, our technology clients operate in industries that are experiencing consolidation, which may reduce the number of our existing and potential clients.
Related Party Transactions
In June 2011, we issued and sold 3.7 million shares of our common stock, together with warrants to purchase up to an aggregate 1.5 million additional shares, in a public offering. Members of our board of directors purchased 135,660 shares at a price of $1.29 per share. They also received warrants to purchase up to an additional 54,264 shares with an initial exercise price of $1.40 per share. See Note 9 to the consolidated financial statements for more information regarding our equity offering.
In October 2007, we closed an OEM licensing agreement with Market2Lead, Inc. (“Market2Lead”), a software-as-a-service provider of B2B automated marketing solutions, to further enhance LeadWorks, Rainmaker's on-demand marketing automation application. In connection with this agreement, Rainmaker provided Market2Lead with growth financing of $2.5 million in secured convertible and term debt. In October 2008, one-half of the debt was converted into preferred shares of Market2Lead. In May 2010, we received payment from Market2Lead for the $1,250,000 in remaining term debt plus accrued interest of approximately $170,000 in connection with the acquisition of Market2Lead by a third party. In connection with this acquisition, we took a non-cash charge in the first quarter of 2010 of $740,000 for the carrying value of our minority equity investment.

Results of Operations
The following table presents, for the periods given, selected financial data as a percentage of our net revenue.

	Year Ended December 31,
	2011	2010	2009
Net revenue	100.0%	100.0%	100.0%
Costs of services	65.2	55.8	55.2
Gross margin	34.8	44.2	44.8
Operating expenses:
Sales and marketing	10.7	8.7	9.2
Technology and development	20.4	21.4	21.7
General and administrative	23.5	23.6	19.0
Depreciation and amortization	9.4	11.2	11.7
Loss (gain) on fair value re-measurement	0.1	(0.4)	—
Total operating expenses	64.1	64.5	61.6
Operating loss	(29.3)	(20.3)	(16.8)
Gain due to change in fair value of warrant liability	(0.8)	—	—
Interest and other expense, net	0.7	2.3	0.2
Loss before income tax expense	(29.2)	(22.6)	(17.0)
Income tax expense	0.3	0.7	0.4
Net loss	(29.5)%	(23.3)%	(17.4)%
Comparison of Years Ended December 31, 2011 and 2010
Net Revenue.    Net revenue decreased $5.7 million, or 13%, to $37.0 million in the year ended December 31, 2011, as compared to the year ended December 31, 2010. The following table shows the change in net revenue by product line between the periods (in thousands):

	Year Ended December 31,
	2011	2010	$ Change	% Change
Contract sales	$14,411	$21,066	$(6,655)	(32)%
Lead development	19,113	17,884	1,229	7%
Training sales	3,502	3,818	(316)	(8)%
Total	$37,026	$42,768	$(5,742)	(13)%
Net revenue from our contract sales product line decreased compared to the prior year primarily resulting from the receipt of a one-time settlement payment of approximately $4.6 million during the first quarter of 2010 for a contract termination/buyout. Excluding this one-time settlement payment, contract sales revenue decreased $2.0 million, or 12%, compared to 2010 primarily due to the loss of Sun Microsystems as a client in the first quarter of 2010. Lead development product line net revenue increased predominantly from revenue from Microsoft. Net revenue from our training sales product line declined as compared to the prior year due to customer attrition.
Cost of Services and Gross Margin.    Cost of services increased $281,000, or 1%, to $24.2 million in the year ended December 31, 2011, as compared to the 2010 comparative period. Our gross margin percentage decreased to 35% in the year ended December 31, 2011 as compared to 44% for the year ended December 31, 2010 primarily as a result of the one-time settlement payment for the contract termination/buyout received in the first quarter of 2010 and discontinued client program revenue in the second quarter of 2010 with no associated costs. Excluding the one-time payment received during the first quarter of 2010 and the discontinued client program revenue in the second quarter of 2010, gross margin would have approximated 36% for the year ended 2010. We estimate that gross margin will improve during 2012 due to our 2011 cost saving initiatives and our forecasted revenue mix.
Sales and Marketing Expenses.    Sales and marketing expenses increased $257,000, or 7%, to $4.0 million in the year ended December 31, 2011, as compared to the 2010 comparative period. The increase was primarily due to approximately $159,000 in overall personnel costs resulting from our investment in sales and marketing staff and increased corporate marketing costs of $141,000. We expect sales and marketing expenses to decrease in 2012 as compared to 2011 due to our cost saving initiatives in the fourth quarter of 2011.

Technology and Development Expenses.    Technology and development expenses decreased $1.6 million, or 17%, to $7.6 million during the year ended December 31, 2011, as compared to the 2010 comparative period. The decrease was primarily attributable to reductions in personnel and consultant costs. We expect technology and development expenses to decrease in 2012 as compared to 2011 due to 2011 and 2012 cost savings initiatives.
General and Administrative Expenses.    General and administrative expenses decreased $1.4 million, or 14%, to $8.7 million during the year ended December 31, 2011, as compared to the 2010 comparative period. The decrease was primarily due to a reduction in personnel costs of $932,000 due to reductions in our workforce, as well as a $469,000 reduction of costs related to the 2010 exit of our Canadian facility. We expect general and administrative expenses to decrease in 2012 as compared to 2011 due to 2011 and 2012 cost savings initiatives.
Depreciation and Amortization Expenses.    Depreciation and amortization expenses decreased $1.3 million, or 27%, to $3.5 million for the year ended December 31, 2011, as compared to the 2010 comparative period. Depreciation expense decreased due to software and equipment assets becoming fully depreciated in both the U.S. and Philippines. Amortization of intangible assets decreased as certain assets were fully amortized. We expect depreciation and amortization expense to decrease significantly during 2012 as compared to 2011 due to lower 2011 and planned 2012 capital expenditures.
Loss (Gain) on Fair Value Re-measurement.    During the year ended December 31, 2011, the Company recorded a loss on fair value re-measurement of $44,000 related to the change in the accrued estimated liability for the potential earnout payment in connection with our acquisition of Optima based on performance-to-date and projections of performance through 2011. During the year ended December 31, 2010, the Company had recorded a $190,000 gain on re-measurement of this liability. We do not expect a change in the fair value re-measurement in 2012 as the earn-out period ended on December 31, 2011.
Gain Due to Change in Fair Value of Warrant Liability.    During the year ended December 31, 2011, the Company recorded a gain on the change in fair value of our warrant liability of $298,000. In June 2011, we issued 1.6 million warrants as part of our equity offering. We classified the warrants as liabilities under the balance sheet caption "Common stock warrant liability" and estimated their fair value, as of the balance sheet date, utilizing the Black-Scholes valuation method.
Interest and Other Expense, Net.    The components of interest and other expense, net are as follows (in thousands):

	Year Ended December 31,
	2011	2010	Change
Interest income	$(38)	$(37)	$(1)
Interest expense	245	239	6
Currency transaction gain (loss)	19	53	(34)
Write-down of investment	—	740	(740)
Other	38	—	38
	$264	$995	$(731)
Net interest expense was relatively flat for the year ended December 31, 2011, as compared to the 2010 comparative period, as increases from incremental and new borrowings were offset by decreases in interest rates.
Currency transaction gain (loss) is primarily due to the fluctuation of currency exchange rates among the U.S. Dollar, the Philippine Peso and the British Pound. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.
In May 2010, we received payment from Market2Lead for $1,250,000 in remaining term debt plus accrued interest of approximately $170,000 in connection with the acquisition of Market2Lead by a third party. In connection with this acquisition, we wrote-off the carrying value of our minority equity investment of $740,000 in this company. We no longer carry any values on our balance sheet related to Market2Lead.
Income Tax Expense.    Income tax expense decreased $164,000, or 59%, to $115,000 for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The decrease was driven by the change of net revenue in 2011 compared to 2010, as well as several 2010 income tax refunds. Even though we incurred book and tax losses over the last three years, we have not recorded any deferred tax benefits for such losses due to management’s assessment that deferred tax assets are not more than likely to be realized in the future. Therefore, we recorded no deferred tax benefits for the losses. Our income tax expense for the year ended December 31, 2011 primarily consists of estimates of foreign taxes, which include, but are not limited to, gross income taxes for one of our foreign subsidiaries, and certain state minimum and franchise taxes which are determined largely based on gross income rather than net loss. We expect income tax expense to increase during 2012 as compared to 2011 as we do not expect the benefit of tax refunds.
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
Costs of Services and Gross Margin.    Costs of services decreased $2.5 million, or 10%, to $23.9 million in the year ended December 31, 2010, as compared to the 2009 comparative period. The decrease was attributable primarily to reductions in our telesales workforce and was in line with the decline in net revenue. Our gross margin percentage decreased to 44% in the year ended December 31, 2010 as compared to 45% for the year ended December 31, 2009 primarily as a result of a shift in the mix of our business from contract sales to lead development, which has a lower gross margin percentage. Our contract sales product line decreased to 49% of total net revenue for the year ended December 31, 2010, as compared to 52% of total net revenue in the 2009 comparable period. Revenue from our lead development product line increased to 42% of total net revenue for the year ended December 31, 2010, as compared to 39% of total net revenue in the 2009 comparable period. Revenue from our training sales product line remained flat at approximately 9% of total net revenue in 2010 and in the 2009 comparable period.
Sales and Marketing Expenses.    Sales and marketing expenses decreased $663,000, or 15%, to $3.7 million in the year ended December 31, 2010, as compared to the 2009 comparative period. The decrease was primarily due to an approximately $658,000 decrease in overall personnel costs due to reductions in sales and marketing staff and decreased commissions from reductions in sales.
Technology and Development Expenses.    Technology and development expenses decreased $1.2 million, or 12%, to $9.2 million during the year ended December 31, 2010, as compared to the 2009 comparative period. The decrease was primarily attributable to our focus in 2010 on developing our eCommerce and training platforms that will benefit future periods, resulting in a $1.4 million increase in capitalized development costs partially offset by a $300,000 increase in fees paid to outside consultants.
General and Administrative Expenses.    General and administrative expenses increased $979,000, or 11%, to $10.1 million during the year ended December 31, 2010, as compared to the year ended December 31, 2009. The increase was primarily due to approximately $568,000 in costs to exit our Canadian facility, $438,000 in higher stock compensation charges and $292,000 in costs due to the acquisition of Optima offset partially by cost savings initiatives.
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
Loss (gain) on Fair Value Re-measurement.    During the year ended December 31, 2010, the Company reduced the fair value of the contingent consideration liability related to Optima by $190,000 and recorded a corresponding gain on re-measurement of this liability for the 2010 earnout component based on performance to date and projections of performance through 2011.

Interest and Other Expense, Net.    The components of interest and other expense, net are as follows (in thousands):

	Year Ended December 31,
	2010	2009	Change
Interest income	$(37)	$(93)	$56
Interest expense	239	220	19
Currency transaction gain (loss)	53	(41)	94
Write-down of investment	740	—	740
Other	—	—	—
	$995	$86	$909
The decrease in interest income was partially attributable to our decrease in cash from $15.1 million as of December 31, 2009 to $12.2 million at December 31, 2010 as we have historically invested our cash in interest bearing deposit accounts. The receipt of payment in full of an interest bearing note during 2010 also contributed to the decline in interest income.
Interest expense was relatively flat for the year ended December 31, 2010, as compared to the 2009 period as there were no significant changes to interest rates on our debt or average debt balances in 2010 as incremental and new borrowings did not occur until late in 2010.
Currency transaction gain (loss) is primarily due to fluctuation of currency exchange rates among the U.S. Dollar, the Philippine Peso, and the British Pound. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.
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
Income Tax Expense.    Income tax expense increased $74,000, or 36%, to $279,000 for the year ended December 31, 2010, as compared to the year ended December 31, 2009. Even though we incurred book and tax losses over the last three years, we have not recorded any deferred tax benefits for such losses due to management’s assessment that deferred tax assets are not more than likely to be realized in the future. Therefore, we recorded no deferred tax benefits for the losses. Our income tax expense for the year ended December 31, 2010 primarily consists of estimates of foreign taxes, which include, but are not limited to, gross income taxes from one of our foreign subsidiaries, and certain state minimum and franchise taxes which are determined largely based on gross income rather than net loss.

Liquidity and Sources of Capital
Cash used in operating activities for the year ended December 31, 2011 of $5.4 million was primarily the result of a net loss totaling $11.0 million largely offset by non-cash charges. Significant non-cash charges included $3.5 million for depreciation and amortization of property and intangibles and $2.1 million for stock-based compensation charges. Our net change in operating assets and liabilities during 2011 was $232,000, the largest components of which are in accounts receivable and deferred revenue.
Cash used in operating activities for the year ended December 31, 2010 of $982,000 was primarily the result of a net loss totaling $10.0 million largely offset by non-cash charges. Significant non-cash charges included $4.8 million for depreciation and amortization of property and intangibles, $3.0 million for stock-based compensation charges, $740,000 for the write-down of a minority equity investment. Our net change in operating assets and liabilities during 2010 was $396,000, the largest components of which are in accounts receivable and accounts payable.
Cash used in investing activities was $1.6 million in the year ended December 31, 2011, as compared to cash used in investing activities of $2.6 million in the year ended December 31, 2010. The change is primarily the result of decreases in capital expenditures of $1.5 million in the year ended December 31, 2011, as compared to the year ended December 31, 2010. Our restricted cash balance decreased approximately $70,000 in the year ended December 31, 2011, as compared to an increase of $75,000 in the restricted cash balance for the year ended December 31, 2010. Restricted cash represents the reserve for the refund due for non-service payments inadvertently paid to the Company by our clients’ customers instead of paid directly to the Company’s clients. At the time of cash receipt, the Company records a current liability for the amount of non-service payments received. The decrease in restricted cash represents a decrease of our balance of refunds due to customers. In January 2010, we used $492,000 in cash, along with shares of our stock and debt, to acquire Optima as described below. In May 2010, we received payment from Market2Lead for a $1,250,000 note receivable in connection with the acquisition of Market2Lead by a third party.

Cash provided by financing activities was approximately $3.8 million in the year ended December 31, 2011, as compared to cash used in financing activities of $519,000 in the year ended December 31, 2010. Cash provided by financing activities in 2011 was primarily a result of $3.3 million in net proceeds from our June 2011 offering of common stock, proceeds from borrowings of $1.2 million, and capital lease obligation proceeds of $216,000, offset by $680,000 in repayments of borrowings and purchases of $223,000 of treasury stock from employees for shares withheld for income taxes payable on restricted stock awards vested during 2011.
Cash provided by financing activities was approximately $519,000 in the year ended December 31, 2010. Cash provided by financing activities in 2010 was primarily a result of net borrowings under new and existing credit agreements of $3.2 million partly offset by scheduled principal payments on our credit facility of $1.1 million, the repayment of other notes payable of $784,000, including the final payment of $666,000 for the CAS notes payable, and the repayment of our capital lease obligations of $240,000. We also purchased $455,000 of treasury stock from employees for shares withheld for income taxes payable on restricted stock awards vested during 2010 and purchased $98,000 of treasury stock under our company announced share repurchase plan.
Our principal source of liquidity as of December 31, 2011 consisted of $8.7 million of cash and cash equivalents. We believe that our cash and cash equivalent balance and anticipated improvements in cash flows from operations due to forecasted revenue growth and operating cash savings from our implemented and planned cost saving initiatives will be sufficient to meet our operating requirements for the next twelve months. We will likely elect to maintain our current level of borrowings, subject to our ability to arrange new or renew our existing debt facilities, to assist in funding our future growth and working capital requirements. Our debt balance as of December 31, 2011 was $4.9 million which matures before December 31, 2012. If forecasted revenue growth does not materialize, or if we are unsuccessful in reducing the usage of cash to fund our operations, we will be required to seek additional external financing or further reduce operating costs, which could jeopardize our current operations and future strategic initiatives and business plans. However, external financing sources may not be available, may be inadequate to fund our operations, or may be on terms unfavorable to the Company.
Credit Arrangements
In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank (the “Credit Facility”). The Credit Facility, as last amended in November 2011, matures on December 10, 2012. The maximum amount of credit that may be borrowed under the Credit Facility is $6 million, subject to a borrowing base, and includes a $1.0 million sub-facility for standby letters of credit. The interest rate per annum for advances under the Credit Facility is equal to the greater of (i) 3.5%, or (ii) one quarter of one percent (0.25%) above the prime lending rate, currently at 3.25%. As of December 31, 2011, we had borrowings of $3.7 million and letters of credit of $486,000 outstanding under the Credit Facility.
The Credit Facility is secured by substantially all of our consolidated assets, including intellectual property. We must comply with certain financial covenants, including not incurring a quarterly non-GAAP profit or loss negatively exceeding by more than 10% the amount of the non-GAAP profit or loss recited in our operating plan approved by Bridge Bank (the "performance to plan" financial covenant), and maintaining unrestricted cash with Bridge Bank equal to the greater of $2.0 million or the aggregate principal amount of the indebtedness from time to time outstanding with Bridge Bank plus $1 million. The Credit Facility contains customary covenants that will, subject to limited exceptions, require Bridge Bank’s approval to, among other things, (i) create liens; (ii) make annual capital expenditures above a certain level; (iii) pay cash dividends; and (iv) merge or consolidate with another company above a certain amount of total consideration. The Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Credit Facility. For the year ended December 31, 2011, we met the performance to plan financial covenant and we were in compliance with all other loan covenants.
In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. In December 2010, we issued an irrevocable standby letter of credit in the amount of £250,000 Great Britain Pounds, or $386,000 based on the exchange rate as of December 31, 2011, to Barclays Bank PLC to secure our overdraft facility described below. Both letters of credit were issued under the Credit Facility described above. As of December 31, 2011, no amounts had been drawn against the letters of credit.
Loan Line Facility
On October 28, 2010, we entered into a business loan agreement with HSBC Bank (the “Loan Line Facility”). The Loan Line Facility provides borrowing availability up to a maximum of $630,000 secured by a $700,000 standby documentary credit and matured in November 2011. In December 2010, we borrowed $630,000 under this Loan Line Facility. In November 2011, we renewed our borrowings under this facility, and the standby documentary credit, through October 2012. The interest rates are based on prevailing rates at the time of drawdown and may be revised periodically with advance notice. Current interest rates are 3.87% and interest payments are due at the end of every interest rate revision term or payment of principal.

Overdraft Facility
On November 25, 2010, our subsidiary, Rainmaker EMEA Limited, established an overdraft facility with Barclays Bank PLC in the amount of £247,500 Great Britain Pounds, or $383,000 based on the exchange rate at December 31, 2011. The interest rate is 3.5% per annum over the Bank’s Base Rate, as defined in the agreement, or 4% at December 31, 2011. This overdraft facility is secured by a £250,000 standby letter of credit issued by Bridge Bank as noted above. The facility does not have a cancellation date, but the Bank may review the overdraft facility from time to time and at least annually. The next annual review is scheduled for November 2012. At December 31, 2011 and 2010, we had borrowed $381,000 and $356,000 under this facility, respectively.
Notes Payable – Optima acquisition
On January 29, 2010, we entered into and closed a stock purchase agreement for Optima Consulting Partners Limited (“Optima”). In accordance with this agreement, we entered into a note payable for $350,000 payable in two installments, with $200,000 plus accrued interest due eighteen months from the closing date and $150,000 plus accrued interest due twenty-four months after the closing date. We paid the first installment of the note in July 2011 and fully settled the liability by paying the second installment in January 2012. The interest rate on the note payable was 0.4% per year and we have recorded the present value of the note payable discounted over two years at a rate of 6.2%. The resulting discount on note payable was being amortized over the two-year term of the note.
Notes Payable – insurance
On August 4, 2011, we entered into an agreement with AON Private Risk Management to finance our 2011 - 2012 insurance premiums with AFCO Acceptance Corporation in the amount of approximately $57,000, payable in ten equal installments beginning in August 2011. The interest rate on the note payable is 6.992%. As of December 31, 2011, the remaining liability was $28,000 under this financing agreement.
Capital Lease Obligation
In February 2011, Rainmaker Asia entered into a two-year computer equipment agreement with Japan-PNB Leasing and Finance Corporation. In accordance with the terms of the agreement, we are paying monthly installments of approximately $11,000 based on the exchange rate as of December 31, 2011.
Off-Balance Sheet Arrangements
Lease Obligations
As of December 31, 2011, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2013. All of these leases are described in more detail below. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and upfront cash flow related to purchasing the assets.
Our headquarters is located in Campbell, California. In October 2009, we executed a second amendment to the operating lease for our corporate headquarters in Campbell, California to reduce our lease cost. Under this amendment, we reduced the amount of space that we lease by 6,719 square feet to 16,430 square feet starting October 1, 2009, and reduced our lease cost per square foot by approximately 18%. We obtained a first right of refusal to the reduced space (6,719 square feet). The lease term originally began on November 1, 2005 and, after the first amendment, was set to end on January 31, 2010. Under this second amendment, the lease will expire on January 31, 2013. Annual gross rent under the amended lease increases from approximately $227,000 in the first year of the lease which ended September 30, 2010, by approximately 5% each year thereafter for the remaining term expiring January 31, 2013. In addition, we will continue to pay our proportionate share of operating costs and taxes based on our occupancy and the original letter of credit issued to the landlord in the amount of $100,000 for a security deposit will remain in place.
In June 2009, we signed a lease for approximately 21,388 square feet of space in Austin, Texas. In September 2011, we renewed the lease for a term of 24 months through December 31, 2013. Inclusive of the free rent included in the lease agreement, annual rent in the facility approximates $212,000, or $18,000 monthly. Additionally, we pay our proportionate share of maintenance on the common areas in the business park.
On September 24, 2008, we entered into an agreement to lease approximately 20,000 square feet of space near Montreal, Quebec and moved our Canadian operations to this new location. The lease had a minimum term of three years and commenced on January 1, 2009. Annual gross rent was $400,000 Canadian dollars. Based on the exchange rate at December 31, 2011, annual rent was approximately $392,000 U.S. dollars. Additionally, we were responsible for our proportionate share of utilities, taxes and other common area maintenance charges during the lease term. In September 2010, we exited our Canadian call center facility and took a restructuring charge in 2010 for this lease commitment of $416,000, a write off of certain leasehold improvements of $106,000 and other facility costs of $46,000. In March 2011, we removed the sublease assumption from our estimate of the remaining lease liability resulting in an additional charge of $99,000. This lease commitment terminated on December 31, 2011 and at December 31, 2011, there was no remaining liability related to the Montreal facility closure.
In September 2011, we modified our five-year lease in the BPI Buendia Center building in Manila, which commenced on April 11, 2008. The modification reduced the leased space from approximately 40,000 square feet on three floors to approximately 27,000 square feet on two floors. The lease for this space terminates on March 31, 2013. Based on the exchange rate as of December 31, 2011, our annual base rent will escalate from approximately $427,000 in the current year of the lease to $461,000 for the final year of the lease. On May 1, 2010, we executed a lease for approximately 15,852 square feet of call center space in the Alphaland Southgate Tower in Manila. The lease has a three-year term and terminates on April 30, 2013. Based on the exchange rate as of December 31, 2011, and the free and discounted base rent included in the lease agreement, our annual base rent will escalate from approximately $216,000 in the current year of the lease to approximately $233,000 in the final year of the lease.
With our acquisition of Optima in January 2010, we assumed an office lease in the United Kingdom in Godalming outside of London, where we have call center and sales operations. This cancellable lease, which was expanded to accommodate growth in October 2010, commenced in November 2009, has a three-year term and terminates in October 2012. In September 2011, we leased additional space in Godalming due to the continued expansion of our European operations. This lease has a one-year term. Combined annual base rent for these facilities is £180,000 Great Britain Pounds. Based on the exchange rate at December 31, 2011, annual rent is approximately $278,000 in U.S. dollars.
Rent expense under operating lease agreements during the years ended December 31, 2011, 2010 and 2009 was $1.6 million, $2.1 million and $1.8 million, respectively. Rent expense for the years ended December 31, 2011 and 2010 includes $99,000, and $416,000, respectively, related to the Canadian facility closure.
In March 2012, we entered an agreement, subject to final documentation, to lease approximately 43,000 square feet of call center space in the Greenfield District of Manila. The lease would have a two-year term and terminate in March 2014. This facility would be utilized to accommodate growth in our Philippine operations. Based on the exchange rate as of March 30, 2012, and the free and discounted base rent, our annual base rent would be approximately $411,000.
Guarantees
In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. The letter of credit was issued under the Credit Facility described above. As of December 31, 2011, no amounts had been drawn against the letter of credit.
On October 28, 2010, we entered into a business loan agreement with HSBC Bank (the “Loan Line Facility”). The $630,000 Loan Line Facility is secured by a $700,000 SDC and matures in October 2012. The SDC is secured by a cash balance of approximately $703,000 held with HSBC Bank.
In December 2010, we issued an irrevocable standby letter of credit in the amount of £250,000 Great Britain Pounds, or $386,000 based on the exchange rates as of December 31, 2011, to Barclays Bank. The letter of credit was issued under the Credit Facility described above. As of December 31, 2011, no amounts had been drawn against the letter of credit.

Our customer contracts typically require us to contingently indemnify against certain qualified third party claims. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of December 31, 2011 and December 31, 2010.
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
Effective January 1, 2011, we adopted ASU No. 2009-13 – Multiple-Deliverable Revenue Arrangements – a Consensus of the FASB Emerging Issues Task Force, which amends FASB ASC Topic 605 – Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. Based on current sales contracts in place at December 31, 2011, the adoption of ASU No. 2009-13 did not have a material impact on our financial results. We may enter into sales contracts with multiple deliverable element conditions with stand-alone value in the future, which may affect the timing of our revenue recognition and may have an impact on our financial statements. See Note 1 - Summary of Significant Accounting Policies: Revenue Recognition and Presentation above for further discussion of this standard and its potential effects.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Rainmaker Systems, Inc.
Campbell, California
We have audited the accompanying consolidated balance sheets of Rainmaker Systems, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rainmaker Systems, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/    BDO USA, LLP
San Jose, California
March 30, 2012

RAINMAKER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$8,749	$12,171
Restricted cash	18	88
Accounts receivable, net	6,259	6,889
Prepaid expenses and other current assets	949	1,087
Total current assets	15,975	20,235
Property and equipment, net	4,661	6,140
Intangible assets, net	103	432
Goodwill	5,268	5,269
Other non-current assets	765	833
Total assets	$26,772	$32,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,525	$6,706
Accrued compensation and benefits	1,239	1,168
Other accrued liabilities	3,181	2,792
Deferred revenue	2,640	2,820
Current portion of capital lease obligations	106	—
Current portion of notes payable	4,936	2,520
Total current liabilities	18,627	16,006
Deferred tax liability	473	384
Long-term deferred revenue	103	244
Common stock warrant liability	517	—
Other long-term liabilities	—	182
Capital lease obligations, less current portion	11	—
Notes payable, less current portion	—	1,834
Total liabilities	19,731	18,650
Commitments and contingencies (Notes 4 and 6)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 28,686,486 shares issued and 26,812,935 shares outstanding at December 31, 2011, and 24,750,009 shares issued and 23,275,199 shares outstanding at December 31, 2010	26	22
Additional paid-in capital	129,373	124,826
Accumulated deficit	(117,926)	(106,947)
Accumulated other comprehensive loss	(1,827)	(1,375)
Treasury stock, at cost, 1,873,551 shares at December 31, 2011 and 1,474,810 shares at December 31, 2010	(2,605)	(2,267)
Total stockholders’ equity	7,041	14,259
Total liabilities and stockholders’ equity	$26,772	$32,909
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Net revenue	$37,026	$42,768	$47,794
Costs of services	24,152	23,871	26,383
Gross margin	12,874	18,897	21,411
Operating expenses:
Sales and marketing	3,970	3,713	4,376
Technology and development	7,557	9,159	10,371
General and administrative	8,703	10,075	9,096
Depreciation and amortization	3,498	4,816	5,593
Loss (gain) on fair value re-measurement	44	(190)	—
Total operating expenses	23,772	27,573	29,436
Operating loss	(10,898)	(8,676)	(8,025)
Gain due to change in fair value of warrant liability	(298)	—	—
Interest and other expense, net	264	995	86
Loss before income tax expense	(10,864)	(9,671)	(8,111)
Income tax expense	115	279	205
Net loss	$(10,979)	$(9,950)	$(8,316)
Basic and diluted net loss per share	$(0.44)	$(0.49)	$(0.43)

Basic and diluted weighted average common shares	25,050	20,380	19,345

See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands, except share data)

	Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	21,178,010	$19	401,241	$(932)	$118,628	$(88,681)	$(1,355)	$27,679
Net loss	—	—	—	—	—	(8,316)	—	(8,316)
Foreign currency translation loss	—	—	—	—	—	—	(26)	(26)
Comprehensive loss	—	—	—	—	—	—	—	(8,342)
Exercise of employee stock options	8,644	—	—	—	8	—	—	8
Issuance of common stock under employee stock purchase plan	2,500	1	—	—	2	—	—	3
Issuance of restricted stock awards	1,846,500	—	—	—	—	—	—	—
Cancellation of restricted stock awards	(402,250)	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	2,500	—	—	2,500
Surrender of shares for tax withholding	(279,275)	—	279,275	(372)	—	—	—	(372)
Purchases of treasury stock	(358,126)	—	358,126	(410)	—	—	—	(410)
Balance at December 31, 2009	21,996,003	20	1,038,642	(1,714)	121,138	(96,997)	(1,381)	21,066
Net loss	—	—	—	—	—	(9,950)	—	(9,950)
Foreign currency translation gain	—	—	—	—	—	—	6	6
Comprehensive loss	—	—	—	—	—	—	—	(9,944)
Exercise of employee stock options	480,000	1	—	—	700	—	—	701
Issuance of common stock under employee stock purchase plan	18,835	—	—	—	18	—	—	18
Issuance of restricted stock awards	1,569,000	1	—	—	—	—	—	1
Cancellation of restricted stock awards	(352,471)	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	2,970	—	—	2,970
Surrender of shares for tax withholding	(356,931)	—	356,931	(455)	—	—	—	(455)
Purchases of treasury stock	(79,237)	—	79,237	(98)	—	—	—	(98)
Balance at December 31, 2010	23,275,199	22	1,474,810	(2,267)	124,826	(106,947)	(1,375)	14,259
Net loss	—	—	—	—	—	(10,979)	—	(10,979)
Foreign currency translation loss	—	—	—	—	—	—	(452)	(452)
Comprehensive loss	—	—	—	—	—	—	—	(11,431)
Issuance of common stock in a public offering, net of expenses	3,669,709	4	—	—	3,281	—	—	3,285
Proceeds from public offering allocated to warrant liability	—	—	—	—	(815)	—	—	(815)
Exercise of employee stock options	14,581	—	—	—	15	—	—	15
Issuance of restricted stock awards	995,000	—	—	—	—	—	—	—
Cancellation of restricted stock awards	(742,813)	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	2,066	—	—	2,066
Surrender of shares for tax withholding	(398,741)	—	398,741	(338)	—	—	—	(338)
Balance at December 31, 2011	26,812,935	$26	1,873,551	$(2,605)	$129,373	$(117,926)	$(1,827)	$7,041
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net loss	$(10,979)	$(9,950)	$(8,316)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	3,167	4,127	4,543
Amortization of intangible assets	331	689	1,050
Loss (gain) on fair value re-measurement	44	(190)	—
Gain due to change in fair value of warrant liability	(298)	—	—
Stock based compensation charges	2,066	2,970	2,500
Provision (credit) for allowance for doubtful accounts	49	226	(311)
Loss on disposal of fixed assets	2	10	343
Write-down of investment	—	740	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	519	1,163	3,275
Prepaid expenses and other assets	3	461	295
Accounts payable	(191)	(1,728)	(1,971)
Accrued compensation and benefits	(51)	(90)	(147)
Other accrued liabilities	261	674	(830)
Income tax payable	(93)	(145)	(23)
Deferred tax liability	91	47	85
Deferred revenue	(307)	14	(1,483)
Net cash used in operating activities	(5,386)	(982)	(990)
Investing activities:
Purchases of property and equipment	(1,666)	(3,170)	(1,471)
Restricted cash, net	70	(75)	929
Acquisition of business, net of cash acquired	—	(582)	(510)
Repayment of note receivable	—	1,250	—
Net cash used in investing activities	(1,596)	(2,577)	(1,052)
Financing activities:
Proceeds from issuance of common stock and warrants from offering	3,285	—	—
Proceeds from issuance of common stock from option exercises	15	18	8
Proceeds from issuance of common stock from ESPP	—	—	3
Proceeds from borrowings	1,224	3,187	—
Repayment of borrowings	(680)	(2,249)	(1,718)
Net proceeds on overdraft facility	46	356	—
Proceeds from capital lease obligations	216	—	—
Repayment of capital lease obligations	(99)	(240)	(226)
Tax payments in connection with treasury stock surrendered	(223)	(455)	(372)
Purchases of treasury stock	—	(98)	(410)
Net cash provided by (used in) financing activities	3,784	519	(2,715)
Effect of exchange rate changes on cash	(224)	82	(154)
Net decrease in cash and cash equivalents	(3,422)	(2,958)	(4,911)
Cash and cash equivalents at beginning of year	12,171	15,129	20,040
Cash and cash equivalents at end of year	$8,749	$12,171	$15,129
Supplemental disclosures of cash flow information:
Cash paid for interest	$248	$235	$223
Cash paid for income taxes	$121	$316	$114
Supplemental non-cash investing and financing activities:
Common stock issued in acquisition	$—	$701	$—
Notes payable issued in acquisition	$—	$321	$—
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
We are headquartered in Silicon Valley in Campbell, California, and have additional operations in or near Austin, Texas, Manila, Philippines and London, England. Our global clients consist primarily of large enterprises operating in the computer hardware and software and information services industries.
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
Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, we had a net loss of $11.0 million and used $5.4 million in operating activities for the year ended December 31, 2011. Our principal source of liquidity as of December 31, 2011 consisted of $8.7 million of cash and cash equivalents. We believe that our cash and cash equivalent balance and anticipated improvements in cash flows from operations due to forecasted revenue growth and operating cash savings from our cost saving initiatives will be sufficient to meet our operating and debt payment requirements for the next twelve months.
Our debt balance as of December 31, 2011 was $4.9 million which matures before December 31, 2012. We will likely elect to maintain our current level of borrowings, subject to our ability to arrange new or renew our existing debt facilities, to assist in funding our future growth and working capital requirements. If forecasted revenue growth does not materialize, or if we are unsuccessful in reducing the usage of cash to fund our operations, we will be required to seek additional external financing or further reduce operating costs, which could jeopardize our current operations and future strategic initiatives and business plans. However, external financing sources may not be available, may be inadequate to fund our operations, or may be on terms unfavorable to the Company.
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
The following is a summary of our cash and cash equivalents at December 31, 2011 and 2010, (in thousands):

	December 31,
	2011	2010
Cash and cash equivalents:
Cash	$3,097	$6,253
Money market funds	5,652	5,918
Total cash and cash equivalents	$8,749	$12,171
On November 2, 2011, we renewed our borrowings with HSBC Bank (the “Loan Line Facility”). The Loan Line Facility provides borrowing availability up to a maximum of $630,000 secured by a standby documentary credit (“SDC”) and matures in October 2012. The SDC is secured by a cash balance of approximately $703,000 held with HSBC Bank as of December 31, 2011.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers or clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our clients or our clients' customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 31, 2011 and 2010, our allowance for potentially uncollectible accounts was $93,000 and $102,000, respectively.
Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is recorded using the straight-line method over the assets’ estimated useful lives. Computer equipment and capitalized software are depreciated over two to five years and furniture and fixtures are depreciated over five years. Amortization of leasehold improvements is recorded using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Amortization of fixed assets under capital leases is included in depreciation expense
Costs of internal-use software are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, and FASB ASC 350-50, Website Development Costs. The guidance requires that we expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of ASC 350-40 and ASC 350-50 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development costs, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software and associated interest costs are capitalized. We capitalized approximately $1.3 million, $1.7 million, and $491,000 of such costs during the years ended December 31, 2011, 2010, and 2009, respectively. Capitalized costs are amortized using the straight-line method over the shorter of the term of the related client agreement, if such development relates to a specific outsource client, or the software’s estimated useful life, ranging from two to five years. Capitalized internal-use software and website development costs are included in property and equipment on the accompanying balance sheets.
Goodwill and Other Intangible Assets
We completed several acquisitions during the period of February 2005 through January 2010. Goodwill represents the excess of the acquisition purchase price over the estimated fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired.
In our analysis of goodwill and other intangible assets, we apply the guidance of FASB ASC 350-20-35, Intangibles - Goodwill and Other - Subsequent Measurement, in determining whether any impairment conditions exist. In our analysis of other finite lived amortizable intangible assets, we apply the guidance of FASB ASC 360-10-35, Property, Plant and Equipment-Subsequent Measurement, in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various technologies, customer relationships and trade names of the businesses we have acquired.
In the fourth quarter of 2008, we performed our annual goodwill impairment evaluation required under FASB ASC 350-20-35 and concluded that goodwill was impaired along with our other intangible assets under FASB ASC 360-10-35. The impairment was a result of our market capitalization declining significantly with the price of our stock, declining sales, depressed market conditions, deteriorating industry trends, and a significant downward revision of our forecasts. The ultimate result of the impairment evaluation was a charge of $11.5 million to write off the entire amount of goodwill in two of our reporting units (Lead Development and Rainmaker Asia) and a charge of approximately $2.2 million to write off a majority of the other intangible assets in these same two reporting units.
In the fourth quarter of 2010 and again in the fourth quarter of 2011, we performed our annual goodwill impairment evaluation and concluded that our remaining goodwill balance was not impaired at such time. At December 31, 2011, we had approximately $3.8 million in goodwill recorded on our Contract Sales reporting unit and $1.5 million in goodwill recorded on our Rainmaker Europe reporting unit. Based on our analysis performed in the fourth quarter of 2011, we concluded that the estimated fair values of the Contract Sales and Rainmaker Europe reporting units significantly exceeded their carrying values.
We report segment results in accordance with FASB ASC 280, Segment Reporting. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. Our chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by detailed information listing revenues by customer and product line, for purposes of making operating decisions and assessing financial performance. Currently, the chief operating decision maker does not use product line financial performance as a primary basis for business operating decisions. Accordingly, we have concluded that we have one operating and reportable segment. However, in accordance with FASB ASC 350-20-35, we are required to test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment. Thus, our reporting units for goodwill impairment testing are Contract Sales, Lead Development, Rainmaker Asia and Rainmaker Europe.
Long-Lived Assets
Long-lived assets including our purchased intangible assets are amortized over their estimated useful lives. In accordance with FASB ASC 360-10-35, Property, Plant and Equipment-Subsequent Measurement, long-lived assets, such as property, equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented on the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. In the fourth quarter of 2011, we evaluated our long-lived assets and noted no impairment.
Revenue Recognition and Presentation
Substantially all of our revenue is generated from (i) the online sale of our clients products to their SMB customers, (ii) the sale of service contracts and maintenance renewals, (iii) lead development and other telesales services, and (iv) software subscriptions for hosted Internet sales of web-based training. Revenue is recorded using the proportional performance model, where revenue is recognized as performance occurs over the term of the contract and any initial set up fees are recognized over the estimated customer life. We recognize revenue from the online sale of our clients products and the sale of our clients’ service contracts and maintenance renewals on the “net basis”, which represents the amount billed to the end customer less the amount paid to our client. Revenue from the sale is recognized when a purchase order from a client’s customer is received, the service or service contract or maintenance agreement is delivered, the fee is fixed or determinable, the collection of the receivable is reasonably assured, and no significant post-delivery obligations remain unfulfilled. Revenue from lead development and other telesales services we perform is recognized as the services are accepted and is generally earned ratably over the service contract period. Some of our lead development service revenue is earned when we achieve certain attainment levels and is recognized upon customer acceptance of the service. We earn revenue from our software application subscriptions of hosted online sales of web-based training ratably over each contract period. Since these software subscriptions are usually paid in advance, we have recorded a deferred revenue liability on our balance sheet that represents the prepaid portions of subscriptions that will be earned over the next one to three years.
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
Cost of Services
Cost of services consists of costs associated with promoting and selling our clients’ products and services including compensation costs of telesales personnel, telesales commissions and bonuses, costs of designing, producing and delivering marketing services, and salaries and other personnel expenses related to fee-based activities. Cost of services also includes the costs of allocated facility and telephone usage for our telesales representatives as well as other direct costs associated with the delivery of our services. Most of the costs are personnel related and are mostly variable in relation to our net revenue. Bonuses and sales commissions will typically change in proportion to revenue or profitability.
Advertising
We expense advertising costs as incurred. These costs were not material in the years ended December 31, 2011, 2010 and 2009 and are included in sales and marketing expense.
Income Taxes
We account for income taxes using the liability method. The liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At December 31, 2011 and 2010, we had gross deferred tax assets of $30.6 million and $27.8 million, respectively. In 2011 and 2010, the deferred tax asset was subject to a 100% valuation allowance and therefore is not recorded on our balance sheet as an asset. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.
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
Our policy for recording interest and penalties related to uncertain tax positions is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in interest and other expense, net, in the statement of operations. There were immaterial amounts accrued for interest and penalties related to uncertain tax positions as of December 31, 2011, 2010 and 2009.
Stock-Based Compensation
FASB ASC 718, Compensation-Stock Compensation, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. This guidance requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. See Note 9 for further discussion of this standard and its effects on the financial statements presented herein.

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
We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the year ended December 31, 2011, two clients accounted for 10% or more of our revenue, with Microsoft representing approximately 16% of our net revenue and Symantec representing approximately 15% of our net revenue. During the year ended December 31, 2010, three clients accounted for 10% or more of our net revenue, with Sun Microsystems representing approximately 17% of our net revenue, Hewlett-Packard representing approximately 14% of our net revenue and Symantec representing approximately 12% of our net revenue. In 2009, three clients accounted for 10% or more of our net revenue, with Sun Microsystems representing approximately 22% of our net revenue, Hewlett-Packard representing approximately 16% of our net revenue and Symantec accounting for approximately 10% of our net revenue.
No individual client’s end-user customer accounted for 10% or more of our net revenues in any period presented.
We have outsourced services agreements with our significant clients that expire at various dates ranging through June 2014. Our agreements with Symantec expire in March 2014 and can generally be terminated prior to expiration with ninety days notice. Our agreements with Microsoft expire at various dates from June 2012 through August 2013, and generally can be terminated with thirty days notice.
We had various agreements with Sun Microsystems, our largest client during 2010 and 2009, with various termination provisions. On February 5, 2010, we received written notice from Sun Microsystems that they had elected to terminate the Global Inside Sales Program Statement of Work agreement dated March 31, 2009, effective as of February 28, 2010. The notice followed the acquisition of Sun Microsystems by Oracle Corporation and affected the contract sales services that we were performing for Sun Microsystems. The Global Inside Sales agreement had a minimum term with notice periods to August 31, 2010. We entered into a settlement agreement on March 8, 2010, and received a cash payment of $4,550,000 from Oracle Corporation for the buyout of the Global Inside Sales agreement. The settlement payment was recognized as revenue in the first quarter of 2010. In addition, Oracle agreed to reimburse us $347,000 for employee severance costs related to terminating employees who worked on the Global Inside Sales program. This reimbursement was recognized in payroll and payroll tax expense to offset the employee severance costs.
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
Segment Reporting
We report segment results in accordance with FASB ASC 280, Segment Reporting. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by detailed information listing revenues by customer and product line, for purposes of making operating decisions and assessing financial performance. Currently the chief operating decision maker does not use product line financial performance as a basis for business operating decisions. Accordingly, the Company has concluded that it has one operating and reportable segment. We have call centers within the United States of America, the Philippines and the United Kingdom where we perform services on behalf of our clients to customers who are primarily located in North America. While we exited our Canadian call center facility in September 2010, we continue to maintain a network of managed telesales representatives in the region.

The following is a breakdown of net revenue by product line for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Contract sales	$14,411	$21,066	$24,953
Lead development	19,113	17,884	18,456
Training sales	3,502	3,818	4,385
Total	$37,026	$42,768	$47,794
Foreign revenues are attributed to the country of the business entity that executed the contract. The Company utilizes our call centers in the United States, the Philippines, the United Kingdom and a network of managed telesales representatives in Canada to fulfill these contracts. Although we do not have a call center in the Cayman Islands, our Cayman Islands-based holding company, obtained as part of the Qinteraction Limited acquisition, has operations in the Philippines. The following is a geographic breakdown of our net revenue for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$23,551	$30,785	$41,526
Cayman Islands	7,893	8,235	4,476
Europe	2,515	1,956	—
Philippines	3,067	1,792	1,792
Total	$37,026	$42,768	$47,794
Property and equipment information is based on the physical location of the assets, and goodwill and intangible information is based on the country of the business entity to which these are allocated. The following is a geographic breakdown of net long-lived assets as of December 31, 2011 and 2010 (in thousands):

	Property & Equipment, Net	Goodwill	Intangible Assets, Net
2011
United States	$2,660	$3,777	$84
Cayman Islands	—	—	18
Philippines	1,799	—	—
Europe	202	1,491	1
2011 Total	$4,661	$5,268	$103
2010
United States	$3,277	$3,777	$241
Cayman Islands	—	—	121
Philippines	2,689	—	—
Canada	43	—	—
Europe	131	1,492	70
2010 Total	$6,140	$5,269	$432
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
On September 24, 2008, we entered into an agreement to lease approximately 20,000 square feet of space near Montreal, Quebec for our Canadian operations. The lease had a minimum term of three years and commenced on January 1, 2009. Annual gross rent was $400,000 Canadian dollars for the initial three-year term. Based on the exchange rate at December 31, 2011, annual rent was approximately $392,000 U.S. dollars. Additionally, Rainmaker was responsible for its proportionate share of utilities, taxes and other common area maintenance charges during the lease term. We exited our Canadian call center facility in September 2010 and took a restructuring charge for this lease commitment of $416,000, a write-off of certain leasehold improvements of $106,000 and other facility costs of $46,000. In March 2011, we removed the sublease assumption from our estimate of the remaining lease liability resulting in an additional charge of $99,000. This lease commitment terminated on December 31, 2011, and at December 31, 2011, there was no remaining liability related to the Montreal facility closure.
Recently Issued Accounting Standards
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
Effective January 1, 2011, we adopted ASU No. 2009-13 – Multiple-Deliverable Revenue Arrangements – a Consensus of the FASB Emerging Issues Task Force, which amends FASB ASC Topic 605 – Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. Based on current sales contracts in place at December 31, 2011, the adoption of ASU No. 2009-13 did not have a material impact on our financial results. We may enter into sales contracts with multiple deliverable element conditions with stand-alone value in the future, which may affect the timing of our revenue recognition and may have an impact on our financial statements. See Note 1 - Summary of Significant Accounting Policies: Revenue Recognition and Presentation above for further discussion of this standard and its potential effects.

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
The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Net loss	$(10,979)	$(9,950)	$(8,316)
Weighted-average shares used to compute basic and diluted net loss per share	25,050	20,380	19,345
Basic and diluted net loss per share	$(0.44)	$(0.49)	$(0.43)
For the years ended December 31, 2011, 2010 and 2009 the Company excluded all 3.9 million, 3.6 million and 4.2 million options, warrants and unvested restricted share awards, respectively, from the calculation of diluted net loss per share as these securities were anti-dilutive.

3. Balance Sheet Components (in thousands)

		December 31,
		2011	2010
Prepaid expenses and other current assets:
Prepaid insurance		$37	$110
Prepaid support and maintenance contracts		377	401
Deferred commission expense		48	123
Other prepaid expenses and other current assets		487	453
		$949	$1,087

	Estimated Useful Life	December 31,
		2011	2010
Property and equipment:
Computer equipment	3 years	$9,042	$10,094
Capitalized software and development	2-5 years	12,223	12,044
Furniture and fixtures	5 years	783	710
Leasehold improvements	Lease term	1,429	1,368
		23,477	24,216
Accumulated depreciation and amortization		(19,692)	(18,397)
Construction in process (1)		876	321
Property and equipment, net		$4,661	$6,140
 ___________________

(1)
At December 31, 2011, Construction in process consists primarily of costs incurred to further develop and enhance the Company’s eCommerce platform. Estimated costs to complete these projects are in the range of $400,000 to $500,000, subject to future revisions.

	Estimated Useful Life	December 31,
		2011	2010
Intangible assets:
Developed technology	3 years	$330	$330
Customer relations	2-4 years	832	3,022
		1,162	3,352
Accumulated amortization		(1,059)	(2,920)
Intangibles and indefinite life intangibles, net		$103	$432
As of December 31, 2011, future amortization expense of intangible assets will amount to $103,000 in 2012.
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
The following table reflects the activity in our accounting for goodwill for the years ended December 31, 2011 and 2010:

	Business Telemetry	ViewCentral	Grow Commerce	Optima	Total
Balance at December 31, 2009	$658	$2,849	$270	$—	$3,777
Acquisition of Optima	—	—	—	1,562	1,562
Foreign currency adjustments	—	—	—	(70)	(70)
Balance at December 31, 2010	658	2,849	270	1,492	5,269
Foreign currency adjustments	—	—	—	(1)	(1)
Balance at December 31, 2011	$658	$2,849	$270	$1,491	$5,268
At December 31, 2011 and 2010, we had accumulated impairment losses of $11.5 million. As of December 31, 2011 and 2010, we have four reporting units. They are Contract Sales, Lead Development, Rainmaker Asia and Rainmaker Europe. In the fourth quarter of 2011 and 2010, we performed our annual goodwill impairment evaluation required under FASB ASC 350-20-35, Intangibles – Goodwill and Other-Subsequent Measurement, and concluded that goodwill was not impaired.
Other long-term assets consist of the following (in thousands):

	December 31,
	2011	2010
Other long-term assets:
Deposits	$342	$543
Credit card reserve deposits	423	290
Balance at December 31, 2011	$765	$833

4. Debt and Capital Lease Obligations
Notes payable consists of the following at December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Credit facility	$3,748	$3,032
Loan line facility	630	630
Overdraft facility	381	356
Notes payable—Optima	149	336
Notes payable—insurance	28	—
Total notes payable	4,936	4,354
Less: current portion	(4,936)	(2,520)
Notes payable, less current portion	$—	$1,834
Credit Facility
In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank (the “Credit Facility”). The Credit Facility, as last amended in November 2011, matures on December 10, 2012. The maximum amount of credit that may be borrowed under the Credit Facility is $6 million, subject to a borrowing base, and includes a $1.0 million sub-facility for standby letters of credit. The interest rate per annum for advances under the Credit Facility is equal to the greater of (i) 3.5%, or (ii) one quarter of one percent (0.25%) above the prime lending rate, currently at 3.25%. As of December 31, 2011, we had borrowings of $3.7 million and letters of credit of $486,000 outstanding under the Credit Facility.
The Credit Facility is secured by substantially all of our consolidated assets, including intellectual property. We must comply with certain financial covenants, including not incurring a quarterly non-GAAP profit or loss negatively exceeding by more than 10% the amount of the non-GAAP profit or loss recited in our operating plan approved by Bridge Bank (the "performance to plan" financial covenant), and maintaining unrestricted cash with Bridge Bank equal to the greater of $2.0 million or the aggregate principal amount of the indebtedness from time to time outstanding with Bridge Bank plus $1 million. The Credit Facility contains customary covenants that will, subject to limited exceptions, require Bridge Bank’s approval to, among other things, (i) create liens; (ii) make annual capital expenditures above a certain level; (iii) pay cash dividends; and (iv) merge or consolidate with another company above a certain amount of total consideration. The Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Credit Facility. For the year ended December 31, 2011, we met the performance to plan financial covenant and we were in compliance with all other loan covenants.
In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. In December 2010, we issued an irrevocable standby letter of credit in the amount of £250,000 Great Britain Pounds, or $386,000 based on the exchange rate as of December 31, 2011, to Barclays Bank PLC to secure our overdraft facility described below. Both letters of credit were issued under the Credit Facility described above. As of December 31, 2011, no amounts had been drawn against the letters of credit.
Loan Line Facility
On October 28, 2010, we entered into a business loan agreement with HSBC Bank (the “Loan Line Facility”). The Loan Line Facility provides borrowing availability up to a maximum of $630,000 secured by a $700,000 standby documentary credit. In December 2010, we borrowed $630,000 under this Loan Line Facility. In November 2011, we renewed our borrowings under this facility, and the standby documentary credit, through October 2012. The interest rates are based on prevailing rates at the time of drawdown and may be revised periodically with advance notice. Current interest rates are 3.87% and interest payments are due at the end of every interest rate revision term or payment of principal.

Overdraft Facility
On November 25, 2010, our subsidiary, Rainmaker EMEA Limited, established an overdraft facility with Barclays Bank PLC in the amount of £247,500 Great Britain Pounds, or $383,000 based on the exchange rate at December 31, 2011. The interest rate is 3.5% per annum over the Bank’s Base Rate, as defined in the agreement, or 4% at December 31, 2011. This overdraft facility is secured by a £250,000 standby letter of credit issued by Bridge Bank as noted above. The facility does not have a cancellation date, but the Bank may review the overdraft facility from time to time and at least annually. The next annual review is scheduled for November 2012. At December 31, 2011 and 2010, we had borrowed $381,000 and $356,000 under this facility, respectively.
Notes Payable – Optima acquisition
On January 29, 2010, we entered into and closed a stock purchase agreement for Optima Consulting Partners Limited (“Optima”). In accordance with this agreement, we entered into a note payable for $350,000 payable in two installments, with $200,000 plus accrued interest due eighteen months from the closing date and $150,000 plus accrued interest due twenty-four months after the closing date. We paid the first installment of the note in July 2011 and fully settled the liability by paying the second installment in January 2012. The interest rate on the note payable was 0.4% per year and we have recorded the present value of the note payable discounted over two years at a rate of 6.2%. The resulting discount on note payable was being amortized over the two-year term of the note.
Notes Payable – insurance
On August 4, 2011, we entered into an agreement with AON Private Risk Management to finance our 2011 - 2012 insurance premiums with AFCO Acceptance Corporation in the amount of approximately $57,000, payable in ten equal installments beginning in August 2011. The interest rate on the note payable is 6.992%. As of December 31, 2011, the remaining liability was $28,000 under this financing agreement.
Capital Lease Obligation
In February 2011, Rainmaker Asia entered into a two-year computer equipment agreement with Japan-PNB Leasing and Finance Corporation. In accordance with the terms of the agreement, we are paying monthly installments of approximately $11,000 based on the exchange rate as of December 31, 2011.

5. Acquisitions
Optima Consulting Partners Ltd.
On January 29, 2010, our wholly-owned subsidiary Rainmaker Europe entered into and closed a stock purchase agreement with the shareholders of Optima, a B2B lead development provider with offices then in England, France and Germany. Under the terms of the agreement, we acquired all of the outstanding stock of Optima in exchange for a cash payment of $492,000, 480,000 shares of Rainmaker common stock valued at approximately $701,000, and a note payable of $350,000 payable in two installments with $200,000 plus accrued interest due eighteen months from the closing date and $150,000 plus accrued interest due twenty four months after the closing date, subject to post closing conditions.

The stock purchase agreement also provided for two potential additional payments of $375,000 each in a combination of stock and/or cash contingent on certain performance metrics in fiscal 2010 and fiscal 2011, and subject to post closing conditions. The fair value of the potential additional payments was derived using Company estimates (Level 3 inputs) of a 50% probability of achievement. The 2010 achievement level was not met. In 2010, the Company reduced the estimated fair value of the contingent consideration liability by $190,000 and recorded a corresponding gain on re-measurement of this liability within operating expenses. In 2011, the Company recorded a $44,000 loss on the re-measurement of this liability as it became apparent that a portion of the achievement level was met. As of December 31, 2011, the Company accrued $225,000 as contingent consideration relating to the Optima acquisition. Also see Note 7—Fair Value Measurements for disclosure regarding the fair value of financial instruments.
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
Amortization of the customer relationships intangible asset is recorded using an accelerated method that is based on the estimated future cash flows from the relationships. The estimated useful life of the customer relationships acquired is two years. We estimated the cash flows associated with the excess earnings the customers would generate and allocated the present value of those earnings to the asset. We used a discount rate of 25%.
No pro forma information is presented for the Optima acquisition since the effect of this acquisition on the results of operations was deemed insignificant.

6. Commitments and Contingencies
Lease Commitments
As of December 31, 2011, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2013. All of these leases are described in more detail below. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and upfront cash flow related to purchasing the assets.
Our headquarters is located in Campbell, California. In October 2009, we executed a second amendment to the operating lease for our corporate headquarters in Campbell, California to reduce our lease cost. Under this amendment, we reduced the amount of space that we lease by 6,719 square feet to 16,430 square feet starting October 1, 2009, and reduced our lease cost per square foot by approximately 18%. We obtained a first right of refusal to the reduced space (6,719 square feet). The lease term originally began on November 1, 2005 and, after the first amendment, was set to end on January 31, 2010. Under this second amendment, the lease will expire on January 31, 2013. Annual gross rent under the amended lease increases from approximately $227,000 in the first year of the lease which ended September 30, 2010, by approximately 5% each year thereafter for the remaining term expiring January 31, 2013. In addition, we will continue to pay our proportionate share of operating costs and taxes based on our occupancy and the original letter of credit issued to the landlord in the amount of $100,000 for a security deposit will remain in place.

In June 2009, we signed a lease for approximately 21,388 square feet of space in Austin, Texas. In September 2011, we renewed the lease for a term of 24 months through December 31, 2013. Inclusive of the free rent included in the lease agreement, annual rent in the facility approximates $212,000, or $18,000 monthly. Additionally, we pay our proportionate share of maintenance on the common areas in the business park.
On September 24, 2008, we entered into an agreement to lease approximately 20,000 square feet of space near Montreal, Quebec and moved our Canadian operations to this new location. The lease had a minimum term of three years and commenced on January 1, 2009. Annual gross rent was $400,000 Canadian dollars. Based on the exchange rate at December 31, 2011, annual rent was approximately $392,000 U.S. dollars. Additionally, we were responsible for our proportionate share of utilities, taxes and other common area maintenance charges during the lease term. In September 2010, we exited our Canadian call center facility and took a restructuring charge in 2010 for this lease commitment of $416,000, a write off of certain leasehold improvements of $106,000 and other facility costs of $46,000. In March 2011, we removed the sublease assumption from our estimate of the remaining lease liability resulting in an additional charge of $99,000. This lease commitment terminated on December 31, 2011, and at December 31, 2011, there was no remaining liability related to the Montreal facility closure.
In September 2011, we modified our five-year lease in the BPI Buendia Center building in Manila, which commenced on April 11, 2008. The modification reduced the leased space from approximately 40,000 square feet on three floors to approximately 27,000 square feet on two floors. The lease for this space terminates on March 31, 2013. Based on the exchange rate as of December 31, 2011, our annual base rent will escalate from approximately $427,000 in the current year of the lease to $461,000 for the final year of the lease. On May 1, 2010, we executed a lease for approximately 15,852 square feet of call center space in the Alphaland Southgate Tower in Manila. The lease has a three-year term and terminates on April 30, 2013. Based on the exchange rate as of December 31, 2011, and the free and discounted base rent included in the lease agreement, our annual base rent will escalate from approximately $216,000 in the current year of the lease to approximately $233,000 in the final year of the lease.
With our acquisition of Optima in January 2010, we assumed an office lease in the United Kingdom in Godalming outside of London, where we have call center and sales operations. This cancellable lease, which was expanded to accommodate growth in October 2010, commenced in November 2009, has a three-year term and terminates in October 2012. In September 2011, we leased additional space in Godalming due to the continued expansion of our European operations. This lease has a one-year term. Combined annual base rent for these facilities is £180,000 Great Britain Pounds. Based on the exchange rate at December 31, 2011, annual rent is approximately $278,000 in U.S. dollars.
Rent expense under operating lease agreements during the years ended December 31, 2011, 2010 and 2009 was $1.6 million, $2.1 million and $1.8 million, respectively. Rent expense for the years ended December 31, 2011 and 2010 includes $99,000, and $416,000, respectively, related to the Canadian facility closure.
Future minimum payments under our non-cancelable operating leases with terms in excess of one year at December 31, 2011 are as follows (in thousands):

2012	$1,132
2013	437
Total minimum payments	$1,569
Contingencies
From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. We are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or results of operations.
Guarantees
In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. The letter of credit was issued under our Credit Facility. As of December 31, 2011, no amounts had been drawn against the letter of credit.
On October 28, 2010, we entered into a business loan agreement with HSBC Bank (the “Loan Line Facility”). The $630,000 Loan Line Facility is secured by a $700,000 SDC and matures in October 2012. The SDC is secured by a cash balance of approximately $703,000 held with HSBC Bank.
In December 2010, we issued an irrevocable standby letter of credit in the amount of £250,000 Great Britain Pounds, or $386,000 based on the exchange rates as of December 31, 2011, to Barclays Bank. The letter of credit was issued under our Credit

Facility. As of December 31, 2011, no amounts had been drawn against the letter of credit.
From time to time, we enter into contracts that contingently require us to indemnify parties against third party claims. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of December 31, 2011 and 2010.
Restricted Cash
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

Level 3	— Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
A summary of the activity of the fair value of the Level 3 liabilities for the years ended December 31, 2011 and 2010 is as follows (in thousands):

	Beginning Value of Level 3 Liabilities	Additions	Loss (Gain) on Fair Value Re- measurement	Foreign Currency Adjustment	Ending Fair Value of Level 3 Liabilities
December 31, 2010
Contingent consideration - Optima	$—	$375	$(190)	$(3)	$182
December 31, 2011
Contingent consideration - Optima	$182	$—	$44	$(1)	$225
Common stock warrant liability	$—	$815	$(298)	$—	$517
The following table represents the fair value hierarchy for our financial assets and liabilities held by the Company measured at fair value on a recurring basis (in thousands):

December 31, 2011	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$5,652	$—	$—
Liabilities:
Contingent consideration—Optima (2)	$—	$—	$225
Common stock warrant liability (3)	$—	$—	$517
December 31, 2010
Assets:
Money market funds(1)	$5,918	$—	$—
Liabilities:
Contingent consideration—Optima (2)	$—	$—	$182
 ___________________

(1)	Money market funds are valued using active quoted market rates.

(2)	Contingent consideration—Optima is valued based on our estimate of achieving the performance metrics as listed in the stock purchase agreement.

(3)
The fair value of our common stock warrant liability (see Note 9—Stockholders' Equity) is determined using the Black–Scholes valuation method utilizing the quoted price of our common stock in an active market. Volatility is estimated based on the historical market activity of our stock. The expected life is based on the remaining contractual term of the warrants and the risk free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants' remaining contractual term.

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

8. Income Taxes
The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$(10,514)	$(9,294)	$(7,131)
Foreign	(350)	(377)	(980)
	$(10,864)	$(9,671)	$(8,111)
Income tax expense for the years ended December 31, 2011, 2010 and 2009 consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$(38)	$—	$(152)
State	44	45	87
Foreign	22	184	184
	28	229	119
Deferred
Federal	86	88	80
State	4	6	6
Foreign	(3)	(44)	—
	87	50	86
Total income tax expense	$115	$279	$205
A reconciliation between the income tax benefit computed by applying the U.S. federal tax rate to loss before income taxes and actual income tax expense for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Tax benefit computed at federal statutory rate	$(3,698)	$(3,288)	$(2,758)
Effect of state income taxes	33	34	61
Foreign rate differential	115	143	528
Change in valuation allowance	3,392	2,900	1,636
Stock based compensation	390	379	409
Other	(117)	111	329
Total income tax expense	$115	$279	$205
Deferred income taxes reflect the net tax effects of temporary differences between the value of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$26,488	$23,540
Depreciation and amortization	3,060	3,223
Accrued reserves and other	1,070	1,078
Total deferred tax assets	30,618	27,841
Valuation allowance	(30,618)	(27,841)
Net deferred tax asset	$—	$—
Deferred tax liabilities:
Acquired goodwill	(473)	(384)
Total deferred tax liability	$(473)	$(384)
Realization of deferred tax assets is dependent upon future taxable earnings, the timing and amount of which are uncertain. Due to the cumulative operating losses in earlier years and continued significant loss in the most recent year, management believes that it is not more likely than not that the deferred tax assets will be realizable in future periods. The valuation allowance for deferred tax assets increased approximately $2.8 million and $2 million during the years ended December 31, 2011 and 2010, respectively. The increase in valuation allowance is due to current year losses.
As of December 31, 2011, we have net operating loss carryforwards for federal and state of California tax purposes of $69.9 million and $43.8 million, respectively. In addition, the Company has federal and California net operating losses of $9 million and $3.8 million which, if utilized, would benefit the additional paid in capital. The net operating loss carryforwards will expire at various dates beginning in 2020 through 2030 for federal tax purposes, if not utilized. California has suspended the net operating losses for taxable years 2008 to 2011 and extended its net operating loss carry forward period from ten years to twenty years for net operating losses generated in tax years beginning on or after January 1, 2008. As a result of these law changes, the net operating loss for California tax purposes will begin to expire in 2014 through 2030, if not utilized.
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
Effective April, 2007, the Company’s BPI Buendia Center facility in the Philippines was certified by the Philippine Economic Zone Authority (“PEZA”), a government corporation, as a PEZA enterprise, as the facility is housed in a PEZA accredited building and has export revenue of not less than 70% of its total revenues. One of the incentives of PEZA certification is a lower rate tax of 5% based on gross income, which is defined as gross revenue less certain costs of services and other allowed deductions. For the period of July 2007 to December 2011, this facility has been subject to the 5% gross income tax and is expected to continue to enjoy the 5% gross income tax throughout 2012. Effective May 2010, the Company’s Alphaland Southgate Tower facility in the Philippines is subject to a four year tax holiday.
The Company has adopted the accounting policy that interest and penalties will be classified as a component of operating income and losses. Interest and penalties recorded as of December 31, 2011 and 2010 were immaterial.
Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. There are no unremitted earnings as of December 31, 2011.
The Company does not anticipate any significant changes to the FASB ASC 740 liability for unrecognized tax benefits within twelve months of this reporting date. The Company adopted the provisions of FASB ASC 740 as of January 1, 2007. The amount of unrecognized tax benefit as of December 31, 2011 is not material.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There are no ongoing examinations by income taxation authorities at this time. The Company’s tax years from 2008 to 2011 remain open to United States federal income tax and California examination. The Company’s tax years from no earlier than 2008 remain open to examination in certain foreign tax jurisdictions.

9. Stockholders’ Equity
Preferred Stock
We have 5,000,000 shares of preferred stock authorized. The board of directors has the authority to issue the preferred stock and to fix or alter the rights, privileges, preferences and restrictions related to the preferred stock, and the number of shares constituting any such series or designation. No shares of preferred stock were outstanding at December 31, 2011 and 2010.
Common Stock
In June 2011, we issued and sold 3.7 million shares of our common stock, together with warrants to purchase up to an aggregate 1.5 million additional shares, in a public offering. The offering was made pursuant to a prospectus filed with our existing shelf registration statement on Form S-3 (File No. 333-171946), which was filed with the SEC on January 28, 2011, amended on February 18, 2011 and declared effective by the SEC on March 7, 2011, the prospectus supplement dated June 22, 2011, and the free writing prospectus dated June 23, 2011. We received gross cash proceeds of approximately $3.9 million from the equity offering. The $3.3 million of net cash proceeds from the offering will continue to be used for general corporate purposes, including working capital and capital expenditures.
As described in Note 5, we have issued common stock as consideration given in one acquisition during the three-year period ended December 31, 2011. The following table summarizes the common stock issued in this transaction:

	($ in thousands, except share and per share amounts)
Acquisition	Transaction Date	# of Common Shares Issued	Market Price Used per Share	Value of Shares Issued	Registration Effective Date
Optima Consulting Partners Ltd.	January 29, 2010	480,000	$1.46	$701	Not applicable
These shares were not registered, as they are sellable under Rule 144 of the Securities Act of 1933, as amended, and the holding period had expired as of December 31, 2011. Half of these shares were subject to a contractual agreement and remained non-transferrable until July 29, 2011.
Common Stock Warrants
In conjunction with our public offering of common stock in June 2011, we issued warrants to purchase our common stock. The 1.5 million warrants issued through the public offering have a 5-year term and an exercise price of $1.40 per share and are exercisable beginning six months after their issuance date. If at any time the shares of common stock issuable thereunder are not registered for resale pursuant to an effective registration statement, the warrants may be exercised by way of a cashless exercise. The warrants also contain provisions that protect the holders thereof against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events. In addition, the placement agent received a warrant to purchase a number of shares of common stock equal to three percent (3.0%) of the number of shares purchased by investors in the offering, which approximates 110,000 shares. The placement agent warrant has a 5-year term and an exercise price of $1.05 per share and is exercisable beginning six months after its issuance date. The placement agent warrant may also be exercised by way of a cashless exercise. The placement agent warrant also contains provisions that protect its holder against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events.
We have classified all of the above mentioned warrants as liabilities under the caption "Common stock warrant liability" and recorded at estimated fair value with the corresponding gain or charge, as a separate line item after loss from operations, under the caption "Change in fair value of warrant liability." See Note 7—Fair Value Measurements for disclosure regarding the fair value of financial instruments. In the year ended December 31, 2011, we recorded a gain of $298,000 on the fair value re-measurement of the warrants.
The following table summarizes the terms of those outstanding warrants:

Date of Issuance	Exercise Price	Warrants Outstanding at December 31, 2011	Term from Date of Issuance
June 22, 2011	$1.05	110,092	Five Years
June 24, 2011	$1.40	1,467,887	Five Years
Treasury Stock
During the three year period ended December 31, 2011, the Company had restricted stock awards that vested. The Company is required to withhold income taxes at statutory rates based on the closing market value of the vested shares on the date of vesting. The Company offers the ability to have vested shares withheld by the Company in an amount equal to the amount of taxes to be withheld. During 2011, the Company purchased 398,741 shares with a cost of approximately $338,000 from employees to cover federal and state taxes due. During 2010, the Company purchased 356,931 shares with a cost of approximately $455,000 from employees to cover federal and state taxes due.
In July 2008, the Company’s board of directors approved a Stock Repurchase Program (the “Program”) authorizing the repurchase of up to $3 million of its common stock. Under the Program, shares were repurchased from time to time in open market transactions at prevailing market prices. The timing and actual number of shares purchased depended on a variety of factors, such as price, corporate and regulatory requirements, and market conditions. Repurchases under the Program were made using the Company’s available cash or borrowings. The Program initially had a one-year term and could be commenced, suspended or terminated at any time, or from time-to-time at management’s discretion without prior notice. In May 2009, the board of directors approved extending the program for an additional six months through January 31, 2010, and in December 2009 the board of directors approved extending the program for an additional six months through July 30, 2010. During the year ended December 31, 2010, we purchased 79,237 shares at a cost of approximately $98,000 or an average cost of $1.24 per share. During the year ended December 31, 2009, we purchased 358,126 shares at a cost of approximately $410,000 or an average cost of $1.14 per share. The program ended as of July 30, 2010.
Stock Option Plans
In 2003, the board of directors adopted and the shareholders approved the 2003 Stock Incentive Plan (“2003 Plan”). The 2003 Plan provides for the issuance of incentive stock options or nonqualified stock options to employees, consultants and non-employee members of the board of directors, and issuance of shares of common stock for purchase or as a bonus for services rendered (restricted stock awards). Options granted under the 2003 Plan are priced at not less than 100% of the fair value of the common stock on the date of grant and have a maximum term of ten years from the date of grant. In the case of incentive stock options granted to employees who own 10% or more of our outstanding common stock, the exercise price may not be less than 110% of the fair value of the common stock on the date of grant and such options will have a maximum term of five years from the date of grant. Options granted to employees and consultants become exercisable and vest in one or more installments over varying periods ranging up to four years as specified by the board of directors. Unexercised options generally expire upon, or within, three months of termination of employment, depending on the circumstances surrounding termination. Restricted stock awards granted to employees, consultants and non-employee directors typically vest over a one to four year period from the date of grant. Vesting of these awards is contingent upon continued service and any unvested awards are forfeited immediately upon termination of service, subject to the discretion of the board of directors.
The 2003 Plan also provides for a fixed issuance amount to non-employee members of the board of directors at prices not less than 100% of the fair value of the common stock on the date of grant and a maximum term of ten years from the date of grant. Generally, options granted to non-employee members of the board of directors are immediately exercisable and vest in two or more installments over periods ranging from twelve to twenty-four months from the date of grant. Unexercised options expire twelve months from the termination date of service as a non-employee member of the board of directors.
At the beginning of the 2011 and 2010 fiscal years, the number of shares authorized for grant under the 2003 Plan automatically increased on the first trading date of January by an amount equal to the lesser of 4% of our outstanding common stock at December 31 or 1,000,000 shares. For 2011 and 2010, the number of shares authorized for grant under the 2003 Plan increased 1,000,000 shares and 931,009 shares, respectively. Shares forfeited that were granted under the 2003 plan are available for future grant. In the future, the Company may seek shareholder approval to increase the shares available to grant to employees, consultants, and non-employee directors based on the growth of the Company.
In 1999, the board of directors adopted and the shareholders approved the 1999 Stock Incentive Plan (the “1999 Plan”). The 1999 Plan provided for the issuance of incentive stock options or nonqualified stock options to employees, consultants and non-employee members of the board of directors, and issuance of shares of common stock for purchase or as a bonus for services rendered. Options granted under the 1999 Plan were priced at not less than 100% of the fair value of the common stock on the date of grant and had a maximum term of ten years from the date of grant. In the case of incentive stock options granted to employees who own 10% or more of our outstanding common stock, the exercise price may not be less than 110% of the fair value of the common stock on the date of grant and such options will have a maximum term of five years from the date of grant. Options granted to employees and consultants became exercisable and vested in one or more installments over varying periods ranging up to five years as specified by the board of directors. Unexercised options expired upon, or within, six months of termination of employment, depending on the circumstances surrounding termination. The 1999 Plan provided for a fixed issuance amount to non-employee members of the board of directors at prices not less than 100% of the fair value of the common stock on the date of grant and a maximum term of ten years from the date of grant. Generally, options granted to non-employee members of the board of directors were immediately exercisable and vested in two or more installments over periods ranging from twelve to twenty-four months from the date of grant. Unexercised options expire twelve months from the date termination of service as a non-employee member of the board of directors.
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
We expense stock-based compensation to the same operating expense categories that the respective award grantee’s salary expense is reported. The table below reflects stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009 as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Stock based compensation expense included:
Cost of services	$106	$145	$215
Sales and marketing	170	235	277
Technology and development	186	346	202
General and administrative	1,604	2,244	1,806
	$2,066	$2,970	$2,500
At December 31, 2011, approximately $1.2 million of stock-based compensation relating to unvested awards had not been amortized and will be expensed in future periods through 2015. Under current grants unvested and outstanding, approximately $739,000 is estimated to be expensed in 2012 as stock-based compensation.
We calculate the value of our stock option awards when they are granted. Accordingly, we update our valuation assumptions for the risk-free interest rate on the date of grant. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants, stock volatility and an estimated forfeiture rate. The table below reflects the weighted average assumptions of stock option awards for each of the years ended December 31, 2011, 2010 and 2009:

	Weighted Average Valuation Assumptions Years Ended December 31,
	2011	2010	2009
Expected life in years	3.8	3.4	3.7
Volatility	0.66	0.81	0.92
Risk-free interest rate	0.6%	1.3%	1.7%
Dividend rate	—	—	—
Forfeiture Rates:
Options	27.6%	31.0%	27.1%
Restricted share awards	15.0%	16.8%	9.5%
Expected life of our option grants is estimated based on our analysis of our actual historical option exercises and cancellations. Expected stock price volatility is based on the historical volatility from traded shares of our stock over the expected term. The risk-free interest rate is based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. We have not historically paid dividends and we do not expect to pay dividends in the foreseeable term and therefore we have set the dividend rate at 0.0%.
A summary of option activity under our Stock Incentive Plans for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Stock Options
	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2008	1,543,722	$4.05
Granted	352,000	1.12
Exercised	(8,644)	0.92
Canceled	(1,015,839)	4.51
Balance at December 31, 2009	871,239	2.35
Granted	137,500	1.40
Exercised	(18,835)	0.90
Canceled	(316,473)	2.23
Balance at December 31, 2010	673,431	2.25
Granted	600,000	0.98
Exercised	(14,581)	1.00
Canceled	(237,562)	1.96
Balance at December 31, 2011	1,021,288	$1.59
The weighted average grant date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $0.47, $0.78 and $0.71, respectively, per share.
The following table summarizes the activity with regard to restricted stock awards during the years ended December 31, 2011, 2010 and 2009. Restricted stock awards are issued from the 2003 Plan and any issuances reduce the shares available for grant as indicated in the previous table. Restricted stock awards are valued at the closing market price on the date of the grant.

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Balance of nonvested shares at December 31, 2008	1,956,125	$2.87
Granted	1,846,500	1.24
Vested	(962,562)	2.41
Forfeited	(402,250)	2.10
Balance of nonvested shares at December 31, 2009	2,437,813	1.94
Granted	1,569,000	1.21
Vested	(1,197,279)	2.09
Forfeited	(352,471)	1.45
Balance of nonvested shares at December 31, 2010	2,457,063	1.47
Granted	995,000	1.03
Vested	(1,363,375)	0.86
Forfeited	(742,813)	1.36
Balance of nonvested shares at December 31, 2011	1,345,875	$1.03
The total fair value of the unvested restricted stock awards at grant date was $1.4 million as of December 31, 2011.
Total shares available for grant under the 2003 Plan was 403,189 at December 31, 2011.

The following table summarizes information about stock options outstanding as of December 31, 2011:

	Options Outstanding				Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 12/31/11 of $0.82	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 12/31/11 of $0.82
$ 0.51 - $ 0.95	320,625	9.51	$0.77	$29,806	34,888	$0.84	$265
$ 1.00 - $ 1.26	276,828	8.09	1.14	—	98,696	1.14	—
$ 1.27 - $ 2.57	256,925	5.55	1.55	—	151,922	1.68	—
$ 2.60 - $13.20	166,910	5.09	3.96	—	162,112	3.99	—
$ 0.51 - $13.20	1,021,288	7.41	$1.59	$29,806	447,618	$2.33	$265
The aggregate intrinsic value represents the net value which would have been received by the option holders had all option holders exercised their in-the-money options as of December 31, 2011. The Company received cash proceeds from the exercise of stock options of $15,000, $18,000 and $8,000 in the years ended December 31, 2011, 2010 and 2009, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2011, 2010 and 2009 was approximately $4,000, $5,000 and $5,000, respectively.

10. Related Party Transactions
In June 2011, we issued and sold 3.7 million shares of our common stock, together with warrants to purchase up to an aggregate 1.5 million additional shares, in a public offering. Members of our board of directors purchased 135,660 shares at a price of $1.29 per share. They also received warrants to purchase up to an additional 54,264 shares with an initial exercise price of $1.40 per share. See Note 9 to our consolidated financial statements for more information regarding our equity offering.
In October 2007, we closed an OEM licensing agreement with Market2Lead, Inc. (“Market2Lead”), a software-as-a-service provider of B2B automated marketing solutions, to further enhance LeadWorks, Rainmaker's on-demand marketing automation application. In connection with this agreement, Rainmaker provided Market2Lead with growth financing of $2.5 million in secured convertible and term debt. In October 2008, one-half of the debt was converted into preferred shares of Market2Lead. In May 2010, we received payment from Market2Lead for the $1,250,000 in remaining term debt plus accrued interest of approximately $170,000 in connection with the acquisition of Market2Lead by a third party. In connection with this acquisition, we took a non-cash charge in the first quarter of 2010 of $740,000 for the carrying value of our minority equity investment.

11. Employee Benefit Plan
We have a defined contribution benefit plan established under the provisions of Section 401(k) of the Internal Revenue Code. All employees may elect to contribute up to 20% of their compensation to the plan through salary deferrals, subject to annual limitations. We previously matched 25% of the first 6% of the employee’s compensation contributed to the plan. During the first quarter of 2009, we eliminated the Company match for the foreseeable future. Participants’ contributions are fully vested at all times. Our contributions vest incrementally over a four-year period. During the years ended December 31, 2011, 2010 and 2009, the Company had no matching contributions to the plan and incurred a credit of approximately $12,000, $15,000 and $31,000, respectively, relating to forfeitures under the plan.

12. Interest and Other Expense, Net
The components of interest and other expense, net are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Interest income	$(38)	$(37)	$(93)
Interest expense	245	239	220
Currency transaction gain (loss)	19	53	(41)
Write-down of investment	—	740	—
Other	38	—	—
	$264	$995	$86

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.
Based on their evaluation as of December 31, 2011, our management, including our principal executive officer and principal financial officer, has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
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
(c) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III
Certain information required in Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2012 Annual Meeting of Stockholders (the "2012 Annual Meeting") to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required in Item 10 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2012 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.
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
Our Standards of Business Ethics and Conduct is posted on our website, at www.rainmakersystems.com, under the investors / corporate governance link. We will also disclose any amendment to, or waiver from, a provision of the Standards of Business Ethics and Conduct that applies to a director or officer in accordance with applicable Nasdaq and SEC requirements.

ITEM 11.	EXECUTIVE COMPENSATION
The information required in Item 11 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2012 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in Item 12 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2012 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required in Item 13 of Part III of this report is incorporated by reference to our Proxy Statement in connection with our 2012 Annual Meeting to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES
BDO USA, LLP (“BDO”) was engaged as the Company’s independent registered public accounting firm on October 7, 2004. Audit services provided by BDO during the 2011 fiscal year included the audit of our annual financial statements and services related to filings with the SEC and other regulatory bodies.

Principal Accountant Fees and Services
For the fiscal years ended December 31, 2011 and 2010, BDO, our independent registered public accounting firm, billed the approximate fees set forth below:
Audit Fees
Aggregate fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and internal control over financial reporting, reviews of the interim condensed consolidated financial statements included in quarterly filings, and services that are normally provided by BDO in connection with statutory and regulatory filings or engagements, including comfort letters and consents, except those not required by statute or regulation. Aggregate fees billed for audit services were $413,000 and $388,000 for the years ended December 31, 2011 and 2010, respectively.
Audit-Related Fees
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include due diligence and audits in connection with acquisitions, and consultations concerning financial accounting and reporting standards. Aggregate fees billed for audit-related services were $41,000 and $0 for the years ended December 31, 2011 and 2010, respectively.
Tax Fees
Tax fees consist of fees billed for professional services rendered for state and federal tax compliance and advice, and tax planning. Aggregate fees for tax services were $85,000 and $82,000 during the years ended December 31, 2011 and 2010, respectively.
All Other Fees
None.
All engagements for services by BDO or other independent registered public accountants are subject to pre-approval by the Audit Committee; however, de minimis non-audit services may instead be approved in accordance with applicable SEC rules. The pre-approval of the Audit Committee was obtained for all services provided by BDO in the 2011 fiscal year.

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

3. Exhibit Index:
The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

3.1	Restated Certificate of Incorporation of Rainmaker Systems, Inc. (Incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed by Rainmaker on April 21, 2006.)

3.2	Bylaws of Rainmaker Systems, Inc. (Incorporated by reference to the similarly numbered Exhibit to the Registration Statement on Form S-1/A filed by Rainmaker on October 22, 1999 (Reg. No. 333-86445).)

4.1
Specimen certificate representing shares of common stock of Rainmaker Systems, Inc. (Incorporated by reference to the similarly numbered Exhibit to the Registration Statement on Form S-1/A filed by Rainmaker on October 22, 1999 (Reg. No. 333-86445).)

4.2
Purchase Agreement dated as of February 19, 2004, by and among Rainmaker Systems, Inc. and the purchasers set forth on the signature pages thereto. (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 filed by Rainmaker on March 22, 2004 (Reg. No. 333-113812).)

4.3
Stock Purchase Agreement dated as of June 10, 2004, by and among ABS Capital Partners III, L.P., Tarentella, Inc., Rainmaker Systems, Inc., and the purchasers identified on the schedule thereto. (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Rainmaker on June 18, 2004.)

4.4
Registration Rights Agreement dated as of June 10, 2004, by and among ABS Capital Partners III, L.P., Tarentella, Inc., Rainmaker Systems, Inc., the purchasers identified on the schedule thereto and SDS Capital Group SPC, Ltd. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by Rainmaker on June 18, 2004.)

4.5
Form of Stock Purchase Agreement dated as of June 15, 2005, by and among Rainmaker Systems, Inc., and the purchasers identified on the signature page thereto. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on June 16, 2005.)

4.6
Form of Registration Rights Agreement dated as of June 15, 2005, by and among Rainmaker Systems, Inc. and the purchasers identified on the signature page thereto. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rainmaker on June 16, 2005.)

4.7
Securities Purchase Agreement dated February 7, 2006, by and among the Company and the investors party thereto. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on February 10, 2006.)

4.8
Securities Purchase Agreement dated February 7, 2006, by and among the Company and the investors party thereto. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rainmaker on February 10, 2006.)

4.9	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8 filed by Rainmaker on June 23, 2011.)

10.1*
Form of Indemnification Agreement. (Incorporated by reference to the similarly numbered Exhibit to the Registration Statement on Form S-1/A filed by Rainmaker on October 22, 1999 (Reg. No. 333-86445).)

10.2*	1999 Stock Incentive Plan. (Incorporated by reference to the similarly numbered Exhibit to the Registration Statement on Form S-1/A filed by Rainmaker on October 22, 1999 (Reg. No. 333-86445).)

10.3*	1999 Stock Purchase Plan. (Incorporated by reference to the similarly numbered Exhibit to the Registration Statement on Form S-1/A filed by Rainmaker on October 22, 1999 (Reg. No. 333-86445).)

10.4*	Form of Notice of Grant of Stock Option. (Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed by Rainmaker on November 17, 1999 (Reg. No. 333-91095).)

10.5*	Form of Stock Option Agreement. (Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed by Rainmaker on November 17, 1999 (Reg. No. 333-91095).)

10.6†
Internet Applications Division (IAD) Reseller Agreement dated March 22, 1999 between Sybase, Inc. and Rainmaker Systems, Inc. (Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed by Rainmaker on May 15, 2000.)

10.7†
Amendment No. 1, dated February 5, 2001, to Internet Applications Division (IAD) Reseller Agreement dated March 22, 1999 between Sybase, Inc. and Rainmaker Systems, Inc. (Incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q filed by Rainmaker on May 2, 2001.)

10.8†
Non Technical Services Agreement, dated April 6, 2001 between Rainmaker Systems, Inc. and International Business Machines Corporation. (Incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q filed by Rainmaker on August 10, 2001.)

10.09	Option Exchange Offer, dated November 30, 2001. (Incorporated by reference to Exhibit (a)(1) to the Tender Offer Statement on Form SC TO-I filed by Rainmaker on November 30, 2001 (Reg. No 005-58179).)

10.10†*	Employment Agreement with Michael Silton, dated January 1, 2001. (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by Rainmaker on March 29, 2002.)

10.11†
Services Sales Outsourcing Partner Agreement dated September 25, 2000, between Rainmaker Systems, Inc. and Hewlett-Packard Company. (Incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 14, 2002.)

10.12†
Services Sales Outsourcing Partner Agreement, Amendment No. 1 dated January 2, 2001, between Rainmaker Systems, Inc. and Hewlett-Packard Company. (Incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 14, 2002.)

10.13†
Schedule 4, Operational Plan/Business Rules Document to Service Sales Outsourcing Partner Agreement dated September 25, 2000, between Rainmaker Systems, Inc. and Hewlett-Packard Company. (Incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 14, 2002.)

10.14†
Services Sales Outsourcing Partner Agreement dated August 1, 2002, between Rainmaker Systems, Inc. and Hewlett-Packard Company. (Incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 14, 2002.)

10.15†
Business Rules Approval dated September 5, 2002, between Rainmaker Systems, Inc. and Hewlett-Packard Company (amend/adds to Exhibit 10.23). (Incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 14, 2002.)

10.16†
Amendment to Internet Applications Division (IAD) Reseller Agreement and Outsourcing Addendum dated June 12, 2002, between Rainmaker Systems, Inc. and Sybase, Inc. (Incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 14, 2002.)

10.17
Business Rules Approval dated February 6, 2003, between Rainmaker Systems, Inc. and Hewlett-Packard Company (amends/adds to Schedule 4, Operational Plan/Business Rules Document to Service Sales Outsourcing Partner Agreement dated September 25, 2000, filed as Exhibit 10.23 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on November 14, 2002). (Incorporated by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q filed by Rainmaker on May 15, 2003.)

10.18
Statement of Work for IBM ServicePac Sales Under IBM Non-Technical Service Agreement #4901AD0002 between International Business Machines and Rainmaker Systems, Inc. dated June 16, 2003 (amends/adds to the IBM Non-Technical Service Agreement #4901AD0002 dated April 6, 2001 filed as Exhibit 10.27 to the Report on Form 10-Q filed by Rainmaker Systems, Inc. on August 10, 2001). (Incorporated by reference to Exhibit 10.32 to the Quarterly Report on Form 10-Q filed by Rainmaker on August 14, 2003.)

10.22
Agreement and Plan of Merger, dated as of February 8, 2005, by and among Rainmaker Systems, Inc., CW Acquisition, Inc., Quarter End, Inc., the individuals listed on Exhibit A thereto and Jeffrey T. McElroy. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on February 11, 2005.)

10.23*
Amendment of Employment Agreement between Rainmaker Systems, Inc. and Michael Silton dated February 24, 2005. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on February 25, 2005.)

10.24*
Employment Agreement between Rainmaker Systems, Inc. and Steve Valenzuela dated February 24, 2005. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Rainmaker on February 25, 2005.)

10.25
Asset Purchase Agreement, dated as of July 1, 2005, by and among Rainmaker Systems, Inc., Sunset Direct, Inc., Launch Project LLC, The Members Identified on the signature page thereto, and Chad Nuss, as Representative. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on July 5, 2005.)

10.26
Asset Purchase Agreement, dated as of May 12, 2006, by and among Rainmaker Systems, Inc., Business Telemetry, Inc., The Shareholders identified on the signature page thereto, and Kenneth S. Forbes, III, as Representative. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on May 16, 2006.)

10.27
Asset Purchase Agreement by and among Rainmaker Systems, Inc., ViewCentral, Inc., certain shareholders of ViewCentral and Dan Tompkins, as representative. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on September 19, 2006.)

10.28†
Standard Services Agreement dated November 6, 2006 between Rainmaker Systems, Inc. and Hewlett Packard Company, a Delaware corporation. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on November 13, 2006.)

10.29†
Asset Purchase Agreement by and among Rainmaker Systems, Inc., Rainmaker Systems (Canada) Inc., CAS Systems, Inc., certain shareholders of CAS, Barry Hanson, as representative, and 3079028 Nova Scotia Company in respect of the purchase of substantially all of the assets of CAS Systems, Inc. (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Rainmaker on January 31, 2007.)

10.30†
Asset Purchase Agreement by and among Rainmaker Systems, Inc., Rainmaker Systems (Canada) Inc., CAS Systems, Inc., certain shareholders of CAS, Barry Hanson, as representative, and 3079028 Nova Scotia Company in respect of the purchase of substantially all of the assets of 3079028 Nova Scotia Company. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by Rainmaker on January 31, 2007.)

10.31	Promissory note between Rainmaker Systems, Inc. and CAS Systems, Inc. (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed by Rainmaker on January 31, 2007.)

10.32
Promissory note between Rainmaker Systems (Canada) Inc., a Canadian federal corporation, and 3079028 Nova Scotia Company, a Nova Scotia unlimited liability company. (Incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed by Rainmaker on January 31, 2007.)

10.33*
Amendment to Executive Employment Agreement, dated as of February 1, 2007, by and among Rainmaker Systems, Inc. and Michael Silton. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on February 5, 2007.)

10.34*
Amendment to Executive Employment Agreement, dated as of February 1, 2007, by and among Rainmaker Systems, Inc. and Steve Valenzuela. (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Rainmaker on February 5, 2007.)

10.35†
Stock Purchase Agreement by and among Rainmaker Systems, Inc., Qinteraction Limited, and James F. Bere, as representative. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on July 24, 2007.)

10.36*
Amended and Restated Executive Employment Agreement, dated as of September 17, 2007, by and among Rainmaker Systems, Inc. and Moe Bawa. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on September 20, 2007.)

10.37*
Amendment of Employment Agreement, dated as of November 19, 2007, by and among Rainmaker Systems, Inc. and Michael Silton. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on November 21, 2007.)

10.38*
Amendment of Employment Agreement, dated as of November 19, 2007, by and among Rainmaker Systems, Inc. and Steve Valenzuela. (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Rainmaker on November 21, 2007.)

10.39*	2003 Stock Incentive Plan, as amended and restated effective May 15, 2008. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on May 21, 2008.)

10.40*
Executive Employment Agreement, dated as of June 9, 2008, by and among Rainmaker Systems, Inc. and Mark de la Vega. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on July 2, 2008.)

10.41
Lease Agreement, dated as of September 24, 2008, by and among Rainmaker Systems (Canada) Ltd. as Tenant and 2748134 Canada Inc. as Landlord. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on October 7, 2008.)

10.42*
Amendment of Employment Agreement, dated as of January 1, 2009, by and among Rainmaker Systems, Inc. and Michael Silton. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on January 7, 2009.)

10.43†
Global Inside Sales Program Statement of Work, dated as of March 31, 2009, and effective as of April 1, 2009, between Rainmaker Systems, Inc. and Sun Microsystems, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on September 30, 2009.)

10.44†
Addendum No. 1 to the Master Purchase Agreement, dated as of March 31, 2009, between Rainmaker Systems, Inc. and Sun Microsystems, Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Rainmaker on September 30, 2009.)

10.45†
Contact Center Master Services Agreement, dated as of August 30, 2009, between Rainmaker Systems, Inc. and Hewlett-Packard Company. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 13, 2009.)

10.46
Second Amendment to Lease Agreement, dated as October 14, 2009, between Rainmaker Systems, Inc. and Legacy III Campbell, LLC. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 13, 2009.)

10.47
Loan and Security Agreement, dated as of November 17, 2009, between Rainmaker Systems, Inc. and Bridge Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on December 8, 2009.)

10.48†
Master Services Agreement, dated as of June 29, 2006, between Rainmaker Systems, Inc. and Symantec Corporation. (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed by Rainmaker on March 31, 2010.)

10.49†
Symantec Outsourced North American (NAM) Renewals Statement of Work effective as of April 1, 2008 between Rainmaker Systems, Inc. and Symantec Corporation. (Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed by Rainmaker on March 31, 2010.)

10.50†
Amendment Two to the Symantec Outsourced NAM Renewals Statement of Work, dated as of April 1, 2010 between Rainmaker Systems, Inc. and Symantec Corporation. (Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed by Rainmaker on March 31, 2010.)

10.51
Loan and Security Modification Agreement, dated as of September 28, 2010, between Rainmaker Systems, Inc. and Bridge Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on October 4, 2010.)

10.52†
Vendor Services Agreement, dated as of February 26, 2010, between Rainmaker Systems, Inc. and Microsoft Corporation. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q/A filed by Rainmaker on February 28, 2011.)

10.53†
Statement of Work to the Vendor Services Agreement, dated as of September 20, 2010, between Rainmaker Systems, Inc. and Microsoft Corporation. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 12, 2010.)

10.54*
Offer letter, dated November 16, 2010, between Rainmaker Systems, Inc. and Thomas Venable. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on December 8, 2010.)

10.55
Placement Agent Agreement dated as of June 22, 2011 between Rainmaker Systems, Inc. and Merriman Capital, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker Systems, Inc. on June 23, 2011.)

10.56
Form of Subscription Agreement dated as of June 22, 2011 between Rainmaker Systems, Inc. and certain investors. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rainmaker Systems, Inc. on June 23, 2011.)

10.57†
Statement of Work dated as of July 12, 2011 between Rainmaker Systems, Inc. and Microsoft Corporation and Change Order drafted August 1, 2011. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Rainmaker Systems, Inc. on August 15, 2011.)

10.58*
Executive Employment Agreement dated November 4, 2011, between Rainmaker Systems, Inc. and Timothy Burns. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on November 10, 2011.)

10.59
Loan and Security Modification Agreement dated as of November 15, 2011 between Rainmaker Systems, Inc. and Bridge Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rainmaker on December 6, 2011.)

14	Standards of Business Ethics and Conduct. (Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed by Rainmaker on March 18, 2004.)

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

†	Confidential treatment has previously been granted by the Commission for certain portions of the referenced exhibit.
*	Management contracts or compensatory plan or arrangement.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions *	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2011	$102	$49	$(58)	$93
Year ended December 31, 2010	$58	$226	$(182)	$102
Year ended December 31, 2009	$550	$(311)	$(181)	$58
___________________

*	Uncollectible accounts written off, net of recoveries.

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(in thousands)
Deferred tax asset valuation account:
Year ended December 31, 2011	$27,841	$2,777	$—	$30,618
Year ended December 31, 2010	$25,833	$2,008	$—	$27,841
Year ended December 31, 2009	$23,851	$1,982	$—	$25,833

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Campbell, State of California, on the 30th day of March 2012.

RAINMAKER SYSTEMS, INC.

By:	/s/ MICHAEL SILTON
Michael Silton, President, Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ TIMOTHY BURNS
Timothy Burns, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ GARY BRIGGS
Gary Briggs, Lead Independent Director

By:	/s/ BRADFORD PEPPARD
Bradford Peppard, Director

By:	/s/ MITCHELL LEVY
Mitchell Levy, Director

By:	/s/ CHARLES GEIGER
Charles Geiger, Director