Form 10-K/A
period 2011-12-31
RAINMAKER SYSTEMS INC
filed 2012-04-30
CIK 1094007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-K/A
(Amendment No. 1)
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
At April 25, 2012, registrant had 27,058,435 shares of Common Stock, $0.001 par value, outstanding.

EXPLANATORY NOTE
Rainmaker Systems, Inc. (“Rainmaker”, “we”, “our” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012 for the sole purpose of disclosing the information required in Part III, Items 10 through 13. The reference on the cover page of the Annual Report to the incorporation by reference of portions of our definitive proxy statement into Part III of the Form 10-K is hereby deleted.
In accordance with Rule 12b-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (i) Part III, Items 10 through 13 of the Annual Report are hereby amended and restated in their entirety, and (ii) Part IV, Item 15 of the Annual Report is hereby amended and restated in its entirety, with the only changes being the addition of the new Exhibits 31.1 and 31.2 filed herewith. Except as described above, this Amendment does not update or change any other items or disclosures in the Annual Report. Accordingly, this Amendment should be read in conjunction with the Annual Report and all subsequent filings with the SEC.

RAINMAKER SYSTEMS, INC.
Form 10-K/A
For the Fiscal Year Ended December 31, 2011

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers of the Registrant
The following table provides the name, age and positions of our directors and executive officers as of April 25, 2012.

Name	Age	Position
Michael Silton	47	President, Chief Executive Officer and Chairman
Timothy Burns	37	Chief Financial Officer and Corporate Secretary
James Chung	41	Chief Technology Officer
Pamela Baker	51	Vice President, Global Client Services and Operations
Gary Briggs	49	Lead Independent Director
Mitchell Levy (1)(2)(3)	51	Director
Bradford Peppard (1)(2)(3)	57	Director
Charles Geiger (1)	45	Director
___________________

(1)	Member of the Audit Committee

(2)	Member of the Governance and Nominating Committee

(3)	Member of the Compensation Committee
Set forth below is a description of the backgrounds, including business experience over the past five years, for each of our directors and executive officers.
Michael Silton, 47, has served as Chief Executive Officer of our Company since it became publicly listed in November 1999 and as President of our Company since March 2005. He has served as Chairman of the Board since November 2011 and also served as Chairman of the Board from our Company’s inception through July 2003. In 1991, he founded our former business UniDirect, which specialized in the direct marketing and sales of business software. Mr. Silton was nominated as a director of our Company due to his extensive marketing experience and background working in various capacities in the software industry and his extensive knowledge of our business and industry. Mr. Silton’s work experience enables him to bring valuable perspectives that are core to our Company’s business.
Timothy Burns, 37, joined our Company in November 2010 as Corporate Controller. Mr. Burns has over thirteen years of finance and accounting experience. Prior to joining Rainmaker, Mr. Burns spent nine years at Dean Foods Company where he served as the Director of Corporate Accounting from March 2008 to November 2010 and Assistant Controller from February 2007 to February 2008. Mr. Burns began his career at Deloitte & Touche USA, LLP. Mr. Burns is a licensed CPA in the state of Texas and has a Master’s degree in Professional Accounting from the University of Texas at Austin and a Bachelor of Science degree in Accounting from the University of Southern California. Mr. Burns was promoted to Chief Financial Officer of the Company effective upon the departure of the Company's former CFO in April 2011.
James Chung, 41, joined our Company in November 2011 as Chief Technology Officer. Mr. Chung, a Web technology executive with 18 years of experience in high growth start-ups and Fortune 500 companies, is charged with taking the Rainmaker B2B, SaaS-based eCommerce platform forward while leading and optimizing the Company’s global IT, Development, Quality Assurance, Product Management, Professional Services and Corporate Security functions. Mr. Chung’s career covers a blend of IT, engineering and e-commerce with technology leadership experience. He served most recently, as the Director of Global eCommerce Engineering at Intuit, Inc. from April 2009 to December 2010. From April 2008 to March 2009, Mr. Chung served as Head of Engineering for Apple, Inc.'s B2B Online Store and, from January 2005 to March 2008, as the Director of Engineering, Financial Systems at PayPal, Inc. Mr. Chung studied Industrial and Systems Engineering at San Jose State University and received a B.S. in Management Information Systems from the University of Phoenix.
Pamela Baker, 51, joined our Company in April 2011 as Vice President of Global Client Services. In November 2011, Ms. Baker was promoted to Vice President of Global Client Services and Operations. Ms. Baker has over 24 years of experience in global business development and service operations. Her responsibilities include Rainmaker's global operations and client strategy development and implementation, as well as client revenue optimization. Prior to joining Rainmaker, Ms. Baker served as the New Business Acquisitions and Integration Operations Senior Consultant at Cisco Systems from April 2008 to March 2011. From July 1994 to July 2000, Ms. Baker also held several roles at Sun Microsystems, including Global Service Programs and Field Development Director. Ms. Baker holds a Bachelor of Science in Business Administration from San Jose State University.
Gary Briggs, 49, has served as a director of our Company since March 2010 and has been our Lead Independent Director since November 2011. Mr. Briggs has served as Vice President of Consumer Marketing at Google since October 2010. Mr. Briggs is Chairman of the Board of privately held Plastic Jungle, a leading web-based gift card exchange where he also served as the Chief Executive Officer from November 2008 through October 2010. Prior to his position at Plastic Jungle, Mr. Briggs served as Senior Vice President and Chief Marketing Officer at eBay from February 2006 to March 2008, where he was responsible for eBay's branding and marketing activities in North America, including advertising, Internet marketing, direct marketing, onsite merchandising, partner relationships and core category initiatives. Prior to such role, from 2002 to 2006, Mr. Briggs held numerous positions at eBay, including VP of Consumer Marketing for eBay U.S., VP of Global Marketing for PayPal and General Manager for eBay Canada. He earned a Bachelor of Arts degree in 1984 from Brown University and a Masters in Business Administration in 1989 from J.L. Kellogg Graduate School of Management, Northwestern University. The Board nominated Mr. Briggs in consideration of his strong marketing and e-commerce background that includes extensive expertise and experience with both large and small companies and the additional leadership qualities that he brings to the Board.
Mitchell Levy, 51, has served as a director of our Company since 2004 and is currently Chairman of the Governance and Nominating Committee and Chairman of the Compensation Committee, as well as a member of our Audit Committee. Since September 2004, he has served as Chief Executive Officer of Happy About, a quick2publish book publishing company. Additionally, he has served as a partner in CXOnetworking since May 2007 and as President and CEO of ECnow.com, a strategic consulting firm, since November 1997, and served as a director of the Silicon Valley Executive Business Program from March 2003 to May 2009. Mr. Levy is an author, consultant, educator, and evangelist of strategic management, and a frequent public speaker on business trends. Previously, he was the conference chair at four Comdex conferences, founded and operated the E-Commerce Management Program at San Jose State University and spent nine years at Sun Microsystems, the last four of which he ran the eCommerce component of Sun Microsystems’ supply chain. The Board nominated Mr. Levy in consideration of his extensive eCommerce experience, as well as the strategic vision he offers to provide valuable guidance to our Company.
Bradford Peppard, 57, has served as a director of our Company since 2004 and is currently Chairman of the Audit Committee and a member of our Governance and Nominating Committee and our Compensation Committee. Since 2002, Mr. Peppard has been President of Lime Tree Productions, a strategic marketing consulting firm. Mr. Peppard also served as a Director of International Sales at Smith Micro. From 1999 to 2002, Mr. Peppard was President of CinemaScore Online, an online source of movie rating information. Prior to that, Mr. Peppard held Vice President of marketing positions at Aladdin Systems, Software Publishing Corporation and Quarterdeck Office Systems. Mr. Peppard’s financial experience includes positions as Treasurer of Trader Joe’s, Director of Finance and Administration (Controller) for CBS TV and CBS/Fox Studios, an MBA from Stanford Business School with a concentration in Finance, and prior audit committee experience with a number of public companies, including: Aladdin Systems, Monterey Bay Technology, and Oppenheimer Industries. The Board nominated Mr. Peppard in consideration of his extensive sales and marketing experience in various industries together with his deep finance experience, which allows him to provide valuable guidance to our Company.
Charles Geiger, 45, was appointed to the board of directors of our Company effective June 2011. Mr. Geiger has served in his current role of Chief Technology Officer at Chegg, an online textbook rental company, since June 2009. From June 2007 to May 2009, Mr. Geiger was a partner with the Silicon Valley Product Group. Mr. Geiger brings more than 20 years of experience running technology and product organizations at some of the largest online e-commerce sites in the world, including serving as Chief Technology Officer at PayPal, Ask.com, and Wine.com, as well as VP of Product Development at eBay and other senior-level positions at Travelocity and Texas Instruments. Mr. Geiger brings a strong technical background and significant e-commerce experience and expertise to our Board, and he will be a valuable asset as Rainmaker creates a leadership position in B2B e-commerce.
Section 16(a) Beneficial Ownership Reporting Compliance
Our directors, officers and persons who hold more than ten percent (10%) of the Company’s outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of the Common Stock and their transactions in such Common Stock. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with, except as follows: a Form 4 for our former Senior Vice President of Sales and Marketing, Tom Venable was filed late. Mr. Venable received an initial grant of restricted shares on January 17, 2011; however, the Form 4 relating to his January 2011 restricted share grant was filed late on January 21, 2011. Our board members each received a grant of restricted shares on May 19, 2011; however, the Form 4s relating the grants were filed late on June 21, 2011. On January 18, 2012, Timothy Burns, Chief Financial Officer and Corporate Secretary, surrendered shares to cover tax withholding for the vesting of restricted shares. The related Form 4 was filed late on January 24, 2012.

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
Procedures for Shareholder Recommendations of Nominees to the Board of Directors
As of the date of this Amendment No. 1, there have been no material changes to the procedures described in our Proxy Statement relating to the 2011 Annual Meeting of Stockholders by which stockholders may recommend nominees to our Board of Directors.
Audit Committee
We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee presently consists of Messrs. Levy, Geiger and Peppard. The Board has determined that Mr. Peppard, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under applicable SEC rules. The Board of Directors has also determined that Mr. Peppard is an “independent director” as defined under Nasdaq’s rules relating to listing on the Nasdaq Capital Market.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Committee Report—Executive Summary
Rainmaker’s executive compensation program for our named executive officers (NEOs) is administered by the Compensation Committee of the Board of Directors. The Compensation Committee currently consists of non-employee directors Bradford Peppard and Mitchell Levy. None of the Company’s executive officers serves as a member of the Compensation Committee of the Company. The Compensation Committee acts pursuant to a written charter, a copy of which is available on our website at www.rainmakersystems.com.
The Compensation Committee is responsible for (i) reviewing and approving matters relating to employee compensation and benefit plans, (ii) reviewing and determining the salaries and bonuses of executive officers of the Company, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), and (iii) establishing the general compensation policies for such individuals. During 2008, the Compensation Committee delegated limited authority to our CEO to increase the base salary for the NEO’s, other than himself, by up to ten percent. With NEO retention as its purpose, this limited delegation of authority provides the CEO with an ability to negotiate to retain an executive officer if he deem necessary. As of April 25, 2012, our CEO has not exercised his discretionary authority. We believe that the compensation programs for the Company’s NEOs should reflect the Company’s performance and the value created for the Company’s stockholders. In addition, the compensation programs should support the short-term and long-term strategic goals and values of the Company, and should reward individual contributions to the Company’s success.
On behalf of our stockholders, the Compensation Committee has carefully monitored our executive compensation programs. The Compensation Discussion and Analysis and tables that follow will show, we believe, structures for executive compensation that are appropriate and carefully considered in view of the Company’s objectives and industry conditions and practices. It is our general objective to provide our NEOs with (i) base salary at levels appropriate for our economic circumstances and the goals set for our management and (ii) performance-based incentives that reward solid financial performance with cash bonuses, restricted stock, and stock option awards.
Overall, the Compensation Committee believes that the compensation provided for NEOs in 2011 was appropriate based upon our financial performance, general economic conditions, our analysis of compensation of surveyed companies, our assessments of individual and corporate performance, and other relevant factors.
1. Named Executive Officers
This Compensation Discussion and Analysis explains how our compensation program is designed and operates with respect to our NEOs. Our NEOs include (i) our CEO, (ii) our two most highly compensated executive officers in the fiscal year ended December 31, 2011 and (iii) a departing executive that would have qualified as an NEO if still employed with us at December 31, 2011. Our NEOs are identified in the Summary Compensation Table that appears following this Compensation Discussion and Analysis.
2. Overview of Executive Compensation Philosophy and Objective
Our Compensation Committee firmly believes that the compensation provided to our NEOs should directly reflect the financial performance of the Company, and be closely tied to stockholder value. Our compensation plans are consequently designed to link individual rewards with the Company’s performance by applying objective, quantitative factors including the Company’s own business performance and general economic factors. We also rely upon subjective and qualitative factors such as technical expertise, leadership and management skills when structuring executive compensation in a manner consistent with our pay-for-performance philosophy.
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
3. Procedures for Determining Executive Compensation
In making its decision, the Compensation Committee considers all aspects of NEO compensation, and takes into account (i) our corporate performance, (ii) the CEO’s recommendations with respect to the total compensation for all NEOs, including his own, and (iii) the Radford Executive Compensation Survey data that our Human Resources department summarizes for the Compensation Committee. In its sole discretion, the Compensation Committee may accept or reject, in whole or in part, the recommendations of our CEO. The Compensation Committee does not use a consultant, but has received some advice from Paul, Hastings LLP, its outside legal counsel about industry practices generally. For 2011, the Compensation Committee reviewed the recommendations of our CEO with respect to the compensation of our NEOs, determined the appropriateness of the recommendations in accordance with the market data and our corporate performance, and approved such recommendations without adjustment.
4. Elements of Executive Compensation
The material components of compensation for our NEOs from year to year, as well as the specific principles and purpose of each component, are set forth below. We believe that these components of compensation are necessary and appropriate in order to attract and retain qualified executive officers. The compensation of our NEOs consists primarily of four major components:

•	Base salary;

•	Annual bonus;

•	Stock-based awards; and

•	Employee benefits programs:

◦	Perquisites and other personal benefits

◦	Severance and change in control benefits
(a) Base Salary. In general, base salary is the compensation for services rendered in the position that the NEO serves. We establish base salaries after considering a variety of factors including each NEO’s qualifications and experience, prior employment, industry knowledge, scope of responsibilities, and individual performance, as well as internal pay equity and market survey data. Specific weightings are not applied to these factors. Base salaries are generally reviewed annually as part of the compensation review process.
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
Our NEOs typically participate in the Rainmaker Systems, Inc. Corporate Bonus Plan, which was established in 2009 for the benefit of our executive officers. The Corporate Bonus Plan is generally structured as follows, with changes made from year-to-year to reflect changing business needs and competitive circumstances:

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

The Corporate Bonus Plan provides for cash bonuses to be paid quarterly and annually when the predetermined performance targets are achieved. The amount of the quarterly and annual bonuses that we pay to our NEOs participating in the plan is determined by a formula that weighs our quarterly and annual achievement of pre-established revenue and income goals. A bonus is only paid in the event the Company achieves at least 80 percent of its performance target. If our performance for any measure falls between 80 percent and 100 percent, we interpolate to determine the applicable payout percentage. If our performance for any measure exceeds 100 percent, the bonus amount payable to each such officer in respect of such component of the bonus formula shall be increased by 2.5% for each whole 1% increment achieved above such 100% attainment. The table below sets forth the bonus plan in which each NEO participated in 2011, the bonus opportunity (expressed as a percentage of compensation), the performance targets and the weights assigned to each target. All NEOs who participated in the Corporate Bonus Plan voluntarily forfeited any potential payment in 2011.
Fiscal Year 2011 Annual Bonus Plan

Executive	Plan	Target (% of base salary)	Performance Targets	Weight
			Corporate Bonus Plan
Michael Silton President, CEO and Chairman	Corporate Bonus Plan	100%	Company’s achievement of:
Philip Johnson VP, Human Resources	Corporate Bonus Plan	40%	• Quarterly revenue • Quarterly profitability • Annual profitability	40% 40% 20%
Timothy Burns CFO	Corporate Bonus Plan	30%
Tom Venable Sr. VP, Sales and Marketing	Individual Bonus Plan (1)	100%
___________________

(1)
Mr. Venable's individual bonus plan was established in connection with his hiring by the Company. The plan is structured into three performance measures: (a) 48% calculated based on new business revenue, (b) 24% calculated based on new eCommerce or Logo agreements, and (c) 28% calculated basis on our quarterly gross margin percentage.

No bonus payment was made to any of the NEOs for 2011 pursuant to the Corporate Bonus Plan, as each NEO agreed to forego any bonus payments during 2011. A bonus was paid to Mr. Venable under his individual bonus plan as a result of the achievement of performance goals under his plan.
(c) Stock-based Awards. The Company maintains the 2003 Stock Incentive Plan (the 2003 Plan), which permits the Company’s Board of Directors or Compensation Committee to make awards of incentive stock options, non-qualified stock options, stock appreciation rights, shares, and restricted stock. These awards are designed to create a meaningful opportunity for stock ownership based upon the NEO’s current position with the Company, the NEO’s personal performance in recent periods and his or her potential for future responsibility and promotion over the term of the award. The relevant weight given to each of these factors varies from individual to individual. Each grant is also designed to align the interests of the executive officer with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. In past years, the Company has annually granted restricted stock awards, incentive stock options (subject to the volume limitations contained in the Internal Revenue Code) and non-qualified stock options under the 2003 Plan to certain executive officers. Our Board has established the third Monday of November as the day on which to make annual grants of restricted stock awards and stock option awards. The Board selected this time for grants because the annual grant dates in November generally fall within the middle of the fourth fiscal quarter (when the trading window is expected to be open). The Board has the flexibility to set grants at other dates during the year, but prefers this annual grant date in order to ensure that there is no timing, nor reason to time, our release of material non-public information for the purpose of affecting the value of executive compensation. Through authority delegated by the Board, the Chairman of the Compensation Committee may approve stock grants to new employees on the third Monday of each month following a new hire.

Regardless of when grants occur, the exercise price for stock options is always determined based on the closing market price of the Company’s common stock on the date of grant. Each stock option generally becomes exercisable in a series of installments over a four-year period, contingent upon the executive officer’s continued employment with the Company. Stock option awards generally vest 25% at the end of one year following the grant date and 1/36 each month during the following three years. Restricted stock awards generally vest quarterly over a two-year period following the award date. The Company does not have stock ownership requirements.
(d) Perquisites and Other Personal Benefits. Certain NEOs receive perquisites, principally pursuant to their employment agreements that were in effect in 2011. The perquisites include personal expense reimbursements relating to health care and life insurance premiums, car allowance and financial and tax planning.
(e) Severance and Change in Control Payments. Our NEOs are entitled to severance and change-in-control benefits pursuant to employment agreements or pursuant to offer letters entered into at the time of hire. As of April 25, 2012, the Company currently has employment agreements with Michael Silton, President, Chief Executive Officer and Chairman, and Timothy Burns, Chief Financial Officer and Corporate Secretary. In addition, the Company had employment contracts with Philip Johnson and Tom Venable, who resigned from the Company effective January 20, 2012, and November 14, 2011, respectively.
The employment agreement, as amended, for Mr. Silton generally provides that if Mr. Silton’s employment is constructively terminated or terminated by the Company without cause, then Mr. Silton shall receive, with no duty to mitigate, the following: (i) an amount equal to one and one-quarter times Mr. Silton’s base salary and target annual bonus, to be paid not later than two and one-half months after the end of the calendar year in which his employment is terminated; (ii) up to twelve months of health and life insurance benefits; and (iii) continued vesting of all unvested stock options and restricted stock awards for up to fifteen months.
To the extent not already vested, restricted stock awards and options to purchase common stock held by Mr. Silton will immediately become vested in the event of a merger or other transaction in which more than 50% of the Company’s outstanding securities are transferred to persons different from those persons who are the Company’s stockholders prior to the merger or other transaction or upon the sale of all or substantially all the Company’s assets in complete liquidation or dissolution. Mr. Silton shall have not less than twelve months to exercise his unexercised options.
The employment agreement for Mr. Burns generally provides that if his employment is constructively terminated or terminated by the Company without cause, then Mr. Burns shall receive, with no duty to mitigate, an amount equal to three months base salary.
The employment agreements for Mr. Johnson and Mr. Venable each provided that if their employment was constructively terminated or terminated by the Company without cause, then they would receive, with no duty to mitigate, an amount equal to three months base salary.
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
(h) Financial Accounting Considerations. The relative expense associated with stock option and restricted stock awards factored into the Compensation Committee’s decision to consider restricted stock awards in addition to stock options, because of the volatility of the Company’s common stock and the resulting FASB ASC 718 stock option expense attached to stock options. The Compensation Committee feels that the option value for purposes of computing the FASB ASC 718 expense attached to stock options is disproportionately high and that restricted stock provides NEOs with an appropriate long term incentive.
(i) Tax Considerations. Section 162(m) of the Internal Revenue Code imposes a limitation on the deductibility for federal income tax purposes of compensation exceeding $1.0 million paid to certain executive officers. Compensation above $1.0 million is not subject to the limitation if it is “performance-based compensation” within the meaning of the Internal Revenue Code. The Company anticipates that any compensation deemed paid by it (whether by the disqualifying disposition of incentive stock options or the exercise of non-statutory stock options) in connection with options with exercise prices equal to the fair market of option shares on the grant date will qualify as performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code and will not have to be taken into account for purposes of the $1.0 million limitation per covered individual. Because all compensation paid to the executive officers has not approached the Section 162(m) limitation, the Compensation Committee has not had to use any of the available exemptions from the deduction limit.
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
Compensation Earned
The table below summarizes the compensation paid by the Company to our named executive officers for the fiscal years ended December 31, 2011 and 2010.
Summary Compensation

Name and Principal Position	Year	Salary ($)		Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(4)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)(5)	Total ($)
Michael Silton	2011	405,000		—	—	—	—	—	61,259	466,259
President, Chief Executive Officer and Chairman	2010	389,942	(1)	—	552,000	—	—	—	56,922	998,863
Timothy Burns (6)	2011	161,307		4,500	107,400	—	—	—	—	273,207
Chief Financial Officer	2010	10,769		—	38,400	—	—	—	—	49,169
Philip Johnson	2011	200,000		—	71,400	—	—	—	6,546	277,946
Vice President, Human Resources	2010	192,564	(1)	—	115,000	—	—	—	12,717	320,280
Tom Venable (7)	2011	221,154		—	286,000	—	152,794	—	62,500	722,448
Senior Vice President of Sales and Marketing	2010	19,230		—	—	—	—	—	—	19,230
___________________

(1)
As a temporary response to the broad economic downturn that affected the Company and its industry in early 2009, the Company’s Board of Directors decided on March 16, 2009, to reduce NEO salaries by 20% for the six-month period that began April 1, 2009. When economic conditions improved later in 2009, the Company’s Board of Directors restored each NEO’s salary reductions by reinstating one-half such reductions on December 1, 2009, and the other half on March 1, 2010.

(2)	In 2011, Mr. Burns received a discretionary bonus related to his responsibilities as Corporate Controller. Other bonuses related to discretionary compensation were not awarded in 2010 or 2011.

(3)
In 2011, Messrs. Burns, Johnson and Venable each received restricted stock awards pursuant to the 2003 Plan, vesting in equal quarterly amounts over two years following the award date, in the case of Messrs. Burns and Johnson, and vesting 50% in quarterly amounts over one year and 50% in annual amounts over four years, in the case of Mr. Venable. Mr. Burns also received a restricted stock award, vesting in equal quarterly amounts over four years, in April 2011 when promoted to Acting CFO. In 2010, Messrs. Silton, Burns and Johnson each received restricted stock awards pursuant to the 2003 Plan, vesting in equal quarterly amounts over the two years following the award date, in the case of Messrs. Silton and Johnson, and vesting in equal annual amounts over four years for Mr. Burns. Stock award amounts in this table relate to the aggregate grant date fair value of restricted stock awards granted to the NEO during the respective year calculated in accordance with FASB ASC Topic 718. Please see Note 9 in the Notes to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2011 for assumptions used in calculating these amounts.

(4)
Our NEOs are eligible to receive non-equity incentive plan compensation, which is a bonus paid based on a measurable attainment schedule. During 2010, the performance goals were not achieved and no bonus was paid to any NEO. For 2011, no bonus was paid to Messrs. Silton, Burns and Johnson, as these NEOs agreed to forego any bonus payments. A bonus was paid to Mr. Venable as a result of the achievement of performance goals under his individual bonus plan.

(5)	The figures reported in the “All Other Compensation” column above for 2011 include the following items:

Executive	Company- paid Medical	Financial Planning	Auto Allowance	Company- paid Life Insurance	Severance Payment	Total
Michael Silton	$16,062	$3,173	$24,000	$18,024	$—	$61,259
Philip Johnson	6,546	—	—	—	—	6,546
Tom Venable	—	—	—	—	62,500	62,500

(6)	Timothy Burns was hired as Corporate Controller on November 30, 2010. He was named Acting CFO on April 20, 2011 and was promoted to CFO on November 4, 2011.

(7)	Tom Venable’s hire date was December 6, 2010, and he resigned effective November 14, 2011.
Outstanding Equity Awards
The following table sets forth certain information regarding the stock option grants and stock awards to the named executive officers as of the end of 2011.
Outstanding Equity Awards at December 31, 2011

						Stock Awards
Name and Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexerciseable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($/Share)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Right That Have Not Vested ($/Share)
Michael Silton
11/15/2010	—	—	—	—	—	240,000	$196,800	—	—
11/17/2008	—	—	—	—	—	130,000	$106,600	—	—
Timothy Burns
11/21/2011	—	—	—	—	—	85,000	$69,700	—	—
4/18/2011						22,500	$18,450
11/15/2010	—	—	—	—	—	26,250	$21,525	—	—
Philip Johnson
11/21/2011	—	—	—	—	—	85,000	$69,700	—	—
11/15/2010	—	—	—	—	—	50,000	$41,000	—	—
11/17/2008	—	—	—	—	—	22,750	$18,655	—	—
___________________

(1)	Market value of shares that have not vested was calculated by using our closing market price at December 31, 2011 of $0.82.
Compensation of Directors
The following table summarizes the compensation paid by the Company to its non-employee directors for the year ended December 31, 2011.
2011 Director Compensation

Name and Title	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alok Mohan, Chairman (3)	106,458	51,500	—	—	—	—	157,958
Gary Briggs, Lead Independent Director	50,004	20,600	—	—	—	—	70,604
Robert Leff, Director (3)	51,246	20,600	—	—	—	—	71,846
Bradford Peppard, Director	50,004	20,600	—	—	—	—	70,604
Mitchell Levy, Director	50,004	20,600	—	—	—	—	70,604
Chuck Geiger, Director	—	—	12,303	—	—	—	12,303
___________________

(1)	Includes retainer fees as applicable to each director's position on the Board and their participation in additional committees as well as any reimbursement for travel or other fees. Effective November 2011, the Company's Board of Directors agreed to eliminate each non-employee director's monthly fees until November 2012.

(2)
Stock award amounts in the table relate to the aggregate grant date fair value of restricted stock awards and stock option awards granted to the director during the respective year calculated in accordance with FASB ASC Topic 718. Please see Note 9 to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2011 for assumptions used in calculating these amounts.

(3)	On November 9, 2011 and November 11, 2011, respectively, Mr. Leff and Mr. Mohan resigned their positions as directors of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
The following table sets forth information as of December 31, 2011 with respect to shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plan, the 2003 Stock Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	3,945,142	$1.31	403,189
Equity compensation plans not approved by security holders	—	$—	—
Total	3,945,142	$1.31	403,189
Ownership of Securities
The following table sets forth certain information as of April 25, 2012, regarding the ownership of our common stock by (i) each person, to our knowledge, who is known by us to beneficially own more than five percent of our common stock, (ii) each named executive officer, (iii) each of our Company’s directors, and (iv) all of our Company’s directors and executive officers as a group. This table lists applicable percentage ownership based on 27,058,435 shares of common stock outstanding as of April 25, 2012. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Shares subject to options or warrants that are exercisable currently or within 60 days of April 25, 2012, are deemed to be outstanding and beneficially owned by the person for the purpose of computing share and percentage ownership of that person. They are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them. Unless otherwise indicated, all addresses for the stockholders set forth below is c/o Rainmaker Systems, Inc., 900 East Hamilton Avenue, Suite 400, Campbell, California 95008.

Name of Beneficial Owner	Number of Shares Beneficially Owned (Including the Number of Shares Shown in the Second Column)	Number of Shares Owned as a Result of Options and Warrants Exercisable Within 60 Days of April 25, 2012	Percentage of Shares Outstanding
Perkins Capital Management, Inc. (1)	2,651,264	—	9.8%
Michael Silton	2,257,455	23,255	8.3
Lacuna Hedge Fund LLP (2)	2,128,731	—	7.9
Diker Management, LLC (3)	1,607,687	—	5.9
Stephen Feinberg (4)	1,549,000	—	5.7
Bradford Peppard	174,165	56,551	0.6
Philip Johnson (5)	172,060	—	0.6
Mitchell Levy	156,821	56,551	0.6
Timothy Burns	137,459	—	0.5
Tom Venable (6)	83,071	—	0.3
Gary Briggs	78,760	35,504	0.3
Chuck Geiger	15,252	10,601	0.1
All directors and officers as a group (8 persons)	3,021,799	182,463	11.2%

___________________

(1)
Beneficial ownership information is based on information contained in Schedule 13G filed with the SEC on February 3, 2012 by Perkins Capital Management, Inc. on behalf of itself and affiliated persons and entities.

(2)
Beneficial ownership information is based on information contained in Schedule 13D filed with the SEC on December 19, 2011 by Lacuna Hedge Fund LLLP on behalf of itself and affiliated persons and entities.

(3)
Beneficial ownership information is based on information contained in Amendment No. 8 to Schedule 13G filed with the SEC on February 14, 2012 by Diker Management, LLC on behalf of itself and affiliated persons and entities.

(4)	Beneficial ownership information is based on information contained in Schedule 13G filed with the SEC on July 8, 2011 by Stephen Feinberg on behalf of himself and affiliated persons and entities.

(5)	Philip Johnson resigned from the Company effective January 20, 2012 and therefore shares beneficially owned by him are not included in the total amount owned by all directors and officers as a group.

(6)	Tom Venable resigned from the Company effective November 14, 2011 and therefore shares beneficially owned by him are not included in the total amount owned by all directors and officers as a group.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
Director Independence
The Board of Directors has determined that each of Messrs. Levy, Geiger, Peppard and Briggs is “independent,” as that term is defined by applicable rules of the SEC and the Nasdaq Capital Market.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report or incorporated by reference.
1. Financial Statements
See Item 8 of the Annual Report on Form 10-K filed on March 30, 2012 for a list of financial statements.
2. Financial Statement Schedules
See Item 8 of the Annual Report on Form 10-K filed on March 30, 2012 for a list of financial statement schedules. All other schedules have been omitted because they are not applicable or the required information is shown elsewhere in the Financial Statements or notes thereto.

3. Exhibit Index
The following Exhibits are incorporated herein by reference or are filed with the report as indicated below.

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

14	Standards of Business Ethics and Conduct. (Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed by Rainmaker on March 18, 2004.)

21.1	List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by Rainmaker on March 30, 2012.)

23.1	Consent of Independent Registered Public Accounting Firm. (Incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed by Rainmaker on March 30, 2012.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K filed by Rainmaker on March 30, 2012.)

32.2
Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K filed by Rainmaker on March 30, 2012.)

101.INS	XBRL Instance Document. (Incorporated by reference to Exhibit 101.INS to the Annual Report on Form 10-K filed by Rainmaker on March 30, 2012.)

101.SCH	XBRL Taxonomy Extension Schema Document. (Incorporated by reference to Exhibit 101.SCH to the Annual Report on Form 10-K filed by Rainmaker on March 30, 2012.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Incorporated by reference to Exhibit 101.CAL to the Annual Report on Form 10-K filed by Rainmaker on March 30, 2012.)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Incorporated by reference to Exhibit 101.DEF to the Annual Report on Form 10-K filed by Rainmaker on March 30, 2012.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Incorporated by reference to Exhibit 101.LAB to the Annual Report on Form 10-K filed by Rainmaker on March 30, 2012.)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Incorporated by reference to Exhibit 101.PRE to the Annual Report on Form 10-K filed by Rainmaker on March 30, 2012.)
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Campbell, State of California, on the 30th day of April 2012.

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