Form 10-Q
period 2012-03-31
RAINMAKER SYSTEMS INC
filed 2012-05-15
CIK 1094007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2012

COMMISSION FILE NUMBER: 000-28009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of May 10, 2012, the registrant had 27,058,435 shares of Common Stock, $0.001 par value, outstanding.

RAINMAKER SYSTEMS, INC.
FORM 10-Q
AS OF MARCH 31, 2012

PART I.—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,241	$8,749
Restricted cash	22	18
Accounts receivable, net	5,427	6,259
Prepaid expenses and other current assets	989	949
Total current assets	14,679	15,975
Property and equipment, net	4,483	4,661
Intangible assets, net	63	103
Goodwill	5,320	5,268
Other non-current assets	771	765
Total assets	$25,316	$26,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,729	$6,525
Accrued compensation and benefits	1,373	1,239
Other accrued liabilities	2,906	3,181
Deferred revenue	2,020	2,640
Current portion of capital lease obligations	94	106
Current portion of notes payable	4,346	4,936
Total current liabilities	18,468	18,627
Deferred tax liability	491	473
Long-term deferred revenue	136	103
Common stock warrant liability	510	517
Capital lease obligations, less current portion	—	11
Total liabilities	19,605	19,731
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 28,890,611 shares issued and 26,961,850 shares outstanding at March 31, 2012 and 28,686,486 shares issued and 26,812,935 shares outstanding at December 31, 2011	26	26
Additional paid-in capital	129,560	129,373
Accumulated deficit	(119,400)	(117,926)
Accumulated other comprehensive loss	(1,826)	(1,827)
Treasury stock, at cost, 1,928,761 shares at March 31, 2012 and 1,873,551 shares at December 31, 2011	(2,649)	(2,605)
Total stockholders’ equity	5,711	7,041
Total liabilities and stockholders’ equity	$25,316	$26,772
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net revenue	$8,592	$8,789
Cost of services	5,591	5,711
Gross margin	3,001	3,078
Operating expenses:
Sales and marketing	560	943
Technology and development	1,650	1,721
General and administrative	1,592	2,332
Depreciation and amortization	607	1,149
Gain on fair value re-measurement	—	(70)
Total operating expenses	4,409	6,075
Operating loss	(1,408)	(2,997)
Gain due to change in fair value of warrant liability	(7)	—
Interest and other (income) expense, net	(5)	37
Loss before income tax expense	(1,396)	(3,034)
Income tax expense	78	69
Net loss	$(1,474)	$(3,103)
Foreign currency translation adjustments	1	(13)
Comprehensive loss	$(1,473)	$(3,116)

Basic and diluted net loss per share	$(0.05)	$(0.15)
Weighted average common shares - Basic and diluted	26,808	20,947
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Operating activities:
Net loss	$(1,474)	$(3,103)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	567	1,032
Amortization of intangible assets	40	117
Gain on fair value re-measurement	—	(70)
Gain due to change in fair value of warrant liability	(7)	—
Stock-based compensation expense	187	625
Credit for allowance for doubtful accounts	(22)	(28)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	773	(156)
Prepaid expenses and other assets	70	(297)
Accounts payable	1,186	(612)
Accrued compensation and benefits	231	579
Other accrued liabilities	(372)	109
Income tax payable	65	51
Deferred tax liability	17	25
Deferred revenue	(588)	(218)
Net cash provided by (used in) operating activities	673	(1,946)
Investing activities:
Purchases of property and equipment	(354)	(446)
Restricted cash, net	(4)	83
Net cash used in investing activities	(358)	(363)
Financing activities:
Proceeds from issuance of common stock from option exercises	—	11
Repayment of borrowings	(593)	(336)
Net proceeds on overdraft facility	2	(109)
Proceeds from capital lease obligations	—	216
Repayment of capital lease obligations	(24)	(8)
Tax payments in connection with treasury stock surrendered	(159)	(175)
Net cash used in financing activities	(774)	(401)
Effect of exchange rate changes on cash	(49)	(61)
Net decrease in cash and cash equivalents	(508)	(2,771)
Cash and cash equivalents at beginning of period	8,749	12,171
Cash and cash equivalents at end of period	$8,241	$9,400
Supplemental disclosures of cash flow information:
Cash paid for interest	$58	$55
Cash refunded for income taxes	4	5
See accompanying notes.

RAINMAKER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
— UNAUDITED —

1.    SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES
Business
The accompanying consolidated financial statements include the accounts of Rainmaker Systems, Inc. and its wholly-owned subsidiaries (“Rainmaker,” “we,” “our” or “the Company”). Rainmaker is a leading global provider of business-to-business, or B2B, e-commerce solutions that drive online sales and renewal for products, subscriptions and training for our clients and their channel partners. Rainmaker provides these solutions on a global basis supporting multiple payment methods, currencies and language capabilities. The Rainmaker solution combines cloud-based e-commerce solutions for online sales enhanced by global sales agents designed to increase client satisfaction and deliver maximum revenue while increasing ease of doing business at each phase of the customer buying cycle.
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
The results of our operations for the three months ended March 31, 2012 are not necessarily indicative of results to be expected for the year ending December 31, 2012, or any other period. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012 and amended on April 30, 2012. Balance sheet information as of December 31, 2011 has been derived from the audited financial statements for the year then ended.
Certain amounts reported in the accompanying financial statements for 2011 have been reclassified to conform to the 2012 presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit.
Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, we had a net loss of $1.5 million and cash provided by operating activities of $673,000 for the three months ended March 31, 2012. Our principal source of liquidity as of March 31, 2012 consisted of $8.2 million of cash and cash equivalents. We believe that our cash and cash equivalent balance and anticipated improvements in cash flows from operations due to forecasted revenue growth and operating cash savings from our cost saving initiatives will be sufficient to meet our operating and debt payment requirements for the next twelve months.
Our debt balance as of March 31, 2012 was $4.3 million, which matures before December 31, 2012. We will likely elect to maintain our current level of borrowings, subject to our ability to arrange new debt facilities or renew our existing debt facilities, to assist in funding our future growth and working capital requirements. If forecasted revenue growth does not materialize, or if we are unsuccessful in reducing the usage of cash to fund our operations, we will be required to seek additional external financing or further reduce operating costs, which could jeopardize our current operations and future strategic initiatives and business plans. However, external financing sources may not be available, may be inadequate to fund our operations or may be on terms unfavorable to the Company.

The ability of the Company to continue as a going concern is dependent on our ability to develop profitable operations through implementation of our current business initiatives.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside of the Company, and other relevant facts and circumstances. Actual results could differ materially from those estimates. Accounting policies that include particularly significant estimates are revenue recognition and presentation policies, valuation of accounts receivable, measurement of our deferred tax asset and the corresponding valuation allowance, allocation of purchase price in business combinations, fair value estimates for the expense of employee stock options and warrants and the assessment of recoverability and impairment of goodwill, intangible assets, fixed assets and commitments and contingencies.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents generally consist of money market funds. The fair market value of cash equivalents represents the quoted market prices at the balance sheet dates and approximates their carrying value.
The following is a summary of our cash and cash equivalents at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Cash and cash equivalents:
Cash	$3,585	$3,097
Money market funds	4,656	5,652
Total cash and cash equivalents	$8,241	$8,749
On November 2, 2011, we renewed our borrowings with HSBC Bank (the “Loan Line Facility”). The Loan Line Facility provides borrowing availability up to a maximum of $630,000 secured by a standby documentary credit (“SDC”) and matures in October 2012. The SDC is secured by a cash balance of approximately $703,000 held with HSBC Bank as of March 31, 2012.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers or clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our clients or our clients' customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At March 31, 2012 and December 31, 2011, our allowance for potentially uncollectible accounts was $56,000 and $93,000, respectively.
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
Costs of internal-use software are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, and FASB ASC 350-50, Website Development Costs. The guidance requires that we expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of ASC 350-40 and ASC 350-50 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development costs, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software and associated interest costs are capitalized. We capitalized approximately $245,000 and $353,000 of such costs during the three months ended March 31, 2012 and 2011, respectively. Capitalized costs are amortized using the straight-line method over the shorter of the term of related client agreement, if such development relates to a specific outsource client, or the software’s estimated useful life, ranging from two to five years. Capitalized internal-use software and website development costs are included in property and equipment on the accompanying balance sheets.
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
In our analysis of goodwill and other intangible assets, we apply the guidance of FASB ASC 350-20-35 in determining whether any impairment conditions exist. In our analysis of other finite lived amortizable intangible assets, we apply the guidance of FASB ASC 360-10-35, Property, Plant and Equipment – Subsequent Measurement, in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various technologies and customer relationships of the businesses we have acquired. At March 31, 2012 and December 31, 2011, we had accumulated impairment losses of $11.5 million.
In the fourth quarter of 2011, we performed our annual goodwill impairment evaluation required under FASB ASC 350-20-35, Intangibles – Goodwill and Other-Subsequent Measurement, and concluded that goodwill was not impaired. At March 31, 2012 and December 31, 2011, we had approximately $3.8 million in goodwill recorded on our Contract Sales reporting unit and approximately $1.5 million recorded on our Rainmaker Europe reporting unit.

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
Revenue Recognition and Presentation
Substantially all of our revenue is generated from (i) the online sale of our clients products to their small and medium-sized business ("SMB") customers, (ii) the sale of service contracts and maintenance renewals, (iii) lead development and other telesales services, and (iv) software subscriptions for hosted Internet sales of web-based training. Revenue is recorded using the proportional performance model, where revenue is recognized as performance occurs over the term of the contract and any initial set up fees are recognized over the estimated customer life. We recognize revenue from the online sale of our clients' products and the sale of our clients’ service contracts and maintenance renewals on the “net basis”, which represents the amount billed to the end customer less the amount paid to our client. Revenue from the sale is recognized when a purchase order from a client’s customer is received, the service or service contract or maintenance agreement is delivered, the fee is fixed or determinable, the collection of the receivable is reasonably assured, and no significant post-delivery obligations remain unfulfilled. Revenue from lead development and other telesales services we perform is recognized as the services are accepted and is generally earned ratably over the service contract period. We earn revenue from our software application subscriptions of hosted online sales of web-based training ratably over each contract period. Since these software subscriptions are usually paid in advance, we have recorded a deferred revenue liability on our balance sheet that represents the prepaid portions of subscriptions that will be earned over the next one to three years.
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
Cost of Services
Cost of services consists of costs associated with promoting and selling our clients’ products and services including compensation costs of telesales personnel, telesales commissions and bonuses, costs of designing, producing and delivering marketing services, and salaries and other personnel expenses related to fee-based activities. Cost of services also includes the costs of allocated facility and telephone usage for our telesales representatives as well as other direct costs associated with the delivery of our services, including credit card fees related to the online sale of our clients' products. Most of the costs are personnel related and fluctuate in relation to our net revenue. Bonuses and sales commissions will typically change in proportion to revenue or profitability.
Advertising
We expense advertising costs as incurred. These costs were not material and are included in sales and marketing expense.
Income Taxes
We account for income taxes using the liability method. The liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At March 31, 2012 and December 31, 2011, we had gross deferred tax assets of $31.6 million and $30.6 million, respectively. At March 31, 2012 and December 31, 2011, the deferred tax assets were subject to a 100% valuation allowance and therefore are not recorded on our balance sheet as assets. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.
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
Our policy for recording interest and penalties related to uncertain tax positions is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in interest and other (income) expense, net, in the statement of operations. There were immaterial amounts accrued for interest and penalties related to uncertain tax positions as of March 31, 2012.
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
We place our cash and cash equivalents in a variety of financial institutions and limit the amount of credit exposure through diversification and by investing the funds in money market accounts which are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the balance of cash deposits is in excess of the FDIC insurance limits.
We sell our clients’ products and services primarily to business end users and, in most transactions, assume full credit risk on the sale. Credit is extended based on an evaluation of the financial condition of our client’s customer, and collateral is generally not required. Credit losses have traditionally been immaterial, and such losses have been within management’s expectations.
We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the three months ended March 31, 2012, two clients accounted for 10% or more of our net revenue, with Microsoft representing approximately 24% of our net revenue and Symantec representing approximately 17% of our net revenue. In the three months ended March 31, 2011, four clients accounted for 10% or more of our net revenue, with Symantec representing approximately 15% of our net revenue, TechTeam representing approximately 13% of our net revenue, Hewlett-Packard representing approximately 11% of our net revenue and Microsoft representing approximately 10% of our net revenue.
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
Segment Reporting
In accordance with FASB ASC 280, Segment Reporting, we concluded that we have one operating and reportable segment. We have call center operations within the United States, the Philippines and the United Kingdom where we perform services on behalf of our clients. While we exited our Canadian call center facility in September 2010, we continue to maintain a network of managed telesales representatives in the region.

The following is a breakdown of net revenue by product line for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Contract sales	$3,520	$3,609
Lead development	4,264	4,291
Training sales	808	889
Total	$8,592	$8,789
Foreign revenues are attributed to the country of the business entity that executed the contract. We utilize our call centers in the United States, the Philippines and the United Kingdom and a network of managed telesales representatives in Canada to fulfill these contracts. Although we do not have a call center in the Cayman Islands, our Cayman Islands-based holding company, obtained as part of the Qinteraction Limited acquisition, has operations in the Philippines. The following is a geographic breakdown of our net revenue for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended
	March 31,
	2012	2011
United States	$6,106	$5,355
Cayman Islands	1,387	2,452
Philippines	804	611
Europe	295	371
Total	$8,592	$8,789
Property and equipment information is based on the physical location of the assets, and goodwill and intangible information is based on the country of the business entity to which these are allocated. The following is a geographic breakdown of net long-lived assets as of March 31, 2012 and December 31, 2011 (in thousands):

	Property & Equipment, Net	Goodwill	Intangible Assets, Net
March 31, 2012
United States	$2,568	$3,777	$57
Cayman Islands	—	—	6
Philippines	1,737	—	—
Europe	178	1,543	—
Total	$4,483	$5,320	$63
December 31, 2011
United States	$2,660	$3,777	$84
Cayman Islands	—	—	18
Philippines	1,799	—	—
Europe	202	1,491	1
Total	$4,661	$5,268	$103
Foreign Currency Translation
The functional currency of our foreign subsidiaries was determined to be their respective local currencies (Canadian Dollar, Philippine Peso and Great Britain Pound). Foreign currency assets and liabilities are translated at the current exchange rates at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the period. The related unrealized gains and losses from foreign currency translation are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity in the consolidated balance sheet and the consolidated statement of operations and comprehensive loss. Net gains and losses resulting from foreign exchange transactions are included in interest and other (income) expense, net, in the consolidated statements of operations.
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
Recent Accounting Standards
In September 2011, the FASB issued new accounting guidance, Accounting Standards Update ("ASU") No. 2011-08 – Testing Goodwill for Impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. This new guidance is effective for the first reporting period beginning after December 15, 2011. We will implement ASU No. 2011-08 as part of our 2012 impairment testing.
In May 2011, the FASB issued ASU No. 2011-04 – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between

U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The Company adopted this standard in the first quarter of 2012, as reflected in Note 7, Fair Value Measurements.
In June 2011, the FASB issued new accounting guidance, ASU No. 2011-05 – Presentation of Comprehensive Income. This update requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is effective for the first reporting period beginning after December 15, 2011. We adopted this standard in the first quarter of 2012 and elected to present a single continuous statement of operations and comprehensive loss.

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
The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2012	2011
Net loss	$(1,474)	$(3,103)
Weighted-average shares of common stock outstanding – basic and diluted	26,808	20,947
Basic and diluted net loss per share	$(0.05)	$(0.15)
For the three months ended March 31, 2012 and 2011, we excluded approximately 3.8 million and 2.8 million options, warrants and unvested restricted share awards, respectively, from the calculation of diluted net loss per share as these securities were anti-dilutive.

3.    PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	Estimated Useful Life	March 31, 2012	December 31, 2011
Computer equipment	3 years	$9,251	$9,042
Capitalized software and development	2-5 years	13,073	12,223
Furniture and fixtures	5 years	793	783
Leasehold improvements	Lease term	1,451	1,429
		24,568	23,477
Accumulated depreciation and amortization		(20,361)	(19,692)
Construction in process (1)		276	876
Property and equipment, net		$4,483	$4,661
 _____________

(1)
Construction in process at March 31, 2012 consists primarily of costs incurred to further develop and enhance our e-commerce platform. Estimated cost to complete these projects is in the range of $250,000 to $350,000, subject to future revisions.

4.    INTANGIBLE ASSETS
Intangibles assets consist of the following (in thousands):

	Estimated Useful Life	March 31, 2012	December 31, 2011
Developed technology	3 years	$330	$330
Customer relations	2-5 years	600	832
		930	1,162
Accumulated amortization		(867)	(1,059)
Intangibles assets, net		$63	$103
As of March 31, 2012, future amortization expense of intangible assets will amount to $63,000 in 2012.

5.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-term debt consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Credit facility	$3,321	$3,748
Loan line facility	630	630
Overdraft facility	383	381
Notes payable – Optima	—	149
Notes payable – insurance	12	28
Total notes payable	4,346	4,936
Less: current portion	(4,346)	(4,936)
Total notes payable, less current portion	$—	$—

Credit Facility
In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank (the “Credit Facility”). The Credit Facility, as last amended in November 2011, matures on December 10, 2012. The maximum amount of credit that may be borrowed under the Credit Facility is $6 million, subject to a borrowing base, and includes a $1.0 million sub-facility for standby letters of credit. The interest rate per annum for advances under the Credit Facility is equal to the greater of (i) 3.5%, or (ii) one quarter of one percent (0.25%) above the prime lending rate, currently at 3.25%. As of March 31, 2012, we had borrowings of $3.3 million and letters of credit of $500,000 outstanding under the Credit Facility.
The Credit Facility is secured by substantially all of our consolidated assets, including intellectual property. We must comply with certain financial covenants, including not incurring a quarterly non-GAAP profit or loss negatively exceeding by more than 10% the amount of the non-GAAP profit or loss recited in our operating plan approved by Bridge Bank (the "performance to plan" financial covenant), and maintaining unrestricted cash with Bridge Bank equal to the greater of $2.0 million or the aggregate principal amount of the indebtedness from time to time outstanding with Bridge Bank plus $1 million. The Credit Facility contains customary covenants that will, subject to limited exceptions, require Bridge Bank’s approval to, among other things, (i) create liens; (ii) make annual capital expenditures above a certain level; (iii) pay cash dividends; and (iv) merge or consolidate with another company above a certain amount of total consideration. The Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Credit Facility. For the three months ended March 31, 2012, we did not meet the performance to plan financial covenant as our quarterly non-GAAP loss exceeded the amount of non-GAAP loss in our operating plan, approved by Bridge Bank, for our first quarter's results of operations by more than 10%. We received a waiver from Bridge Bank for the non-compliance with this covenant for the three months ended March 31, 2012. We were in compliance with all other loan covenants.
In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. In December 2010, we issued an irrevocable standby letter of credit in the amount of £250,000 Great Britain Pounds, or $400,000 based on the exchange rate as of March 31, 2012, to Barclays Bank PLC to secure our overdraft facility described below. Both letters of credit were issued under the Credit Facility described above. As of March 31, 2012, no amounts had been drawn against the letters of credit.

Loan Line Facility
On October 28, 2010, we entered into a business loan agreement with HSBC Bank (the “Loan Line Facility”). The Loan Line Facility provides borrowing availability up to a maximum of $630,000 secured by a $700,000 SDC. In December 2010, we borrowed $630,000 under this Loan Line Facility. In November 2011, we renewed our borrowings under this facility, and the SDC, through October 2012. The interest rate is based on prevailing rates at the time of drawdown and may be revised periodically with advance notice. The current interest rate is 3.87% and interest payments are due at the end of every interest rate revision term or payment of principal.

Overdraft Facility
On November 25, 2010, our subsidiary, Rainmaker EMEA Limited, established an overdraft facility with Barclays Bank PLC in the amount of £247,500 Great Britain Pounds, or $396,000 based on the exchange rate at March 31, 2012. The interest rate is 3.5% per annum over the Bank’s Base Rate, as defined in the agreement, or 4.0% at March 31, 2012. This overdraft facility is secured by the £250,000 standby letter of credit issued by Bridge Bank as noted above. The facility does not have a cancellation date, but the Bank may review the overdraft facility from time to time and at least annually. The next annual review is scheduled for November 2012. At March 31, 2012 and December 31, 2011, we had borrowed $383,000 and $381,000 under this facility, respectively.
Notes Payable – Optima acquisition
On January 29, 2010, we entered into and closed a stock purchase agreement for Optima Consulting Partners Limited (“Optima”). In accordance with this agreement, we entered into a note payable for $350,000 payable in two installments, with $200,000 plus accrued interest due eighteen months from the closing date and $150,000 plus accrued interest due twenty-four months after the closing date. We paid the first installment of the note in July 2011 and fully settled the liability by paying the second installment in January 2012. The interest rate on the note payable was 0.4% per year and we recorded the present value of the note payable discounted over two years at a rate of 6.2%. The resulting discount on note payable was amortized over the two-year term of the note.
Notes Payable – insurance
On August 4, 2011, we entered into an agreement with AON Private Risk Management to finance our 2011 - 2012 insurance premiums with AFCO Acceptance Corporation in the amount of approximately $57,000. The interest rate on the note payable is 6.992% and the note is payable in ten equal monthly installment payments beginning in August 2011. As of March 31, 2012, the remaining liability was $12,000 under this financing agreement.

Capital Lease Obligations
In February 2011, Rainmaker Asia entered into a two-year computer equipment agreement with Japan-PNB Leasing and Finance Corporation. In accordance with the terms of the agreement, we are paying monthly installments of approximately $11,000 based on the exchange rate as of March 31, 2012.

6.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of March 31, 2012, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2013. All of these leases are described in more detail below. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and upfront cash flow related to purchasing the assets.
In October 2009, we executed a second amendment to the operating lease for our corporate headquarters in Campbell, California to reduce our lease cost. Under this amendment, we reduced the amount of space that we lease by 6,719 square feet to 16,430 square feet starting October 1, 2009, and reduced our lease cost per square foot by approximately 18%. We obtained a first right of refusal to the reduced space (6,719 square feet). Under this second amendment, the lease will expire on January 31, 2013. Annual gross rent under the amended lease was approximately $227,000 in the first year of the lease which ended September 30, 2010, and increases by approximately 5% each year thereafter for the remaining term expiring January 31, 2013. In addition, we will continue to pay our proportionate share of operating costs and taxes based on our occupancy, and the original letter of credit issued to the landlord in the amount of $100,000 for a security deposit will remain in place.
In September 2011, we extended an existing lease in Austin, Texas on approximately 21,388 square feet of space for a term of 24 months through December 31, 2013. Annual rent under the lease approximates $212,000, or $18,000 monthly. Additionally, we pay our proportionate share of maintenance on the common areas in the business park.
In September 2011, we modified our lease in the BPI Buendia Center building in Manila. The modification reduced the leased space from three floors to two, and we now occupy approximately 27,000 square feet. The lease for this space terminates on March 31, 2013. Based on the exchange rate as of March 31, 2012, our annual base rent will escalate from approximately $435,000 in the current year of the lease to $470,000 for the final year of the lease. On May 1, 2010, we executed a lease for approximately 15,852 square feet of call center space in the Alphaland Southgate Tower in Makati City. The lease has a three-year term and terminates on April 30, 2013. Based on the exchange rate as of March 31, 2012, and the free and discounted base rent included in the lease agreement, our annual base rent will escalate from approximately $220,000 in the current year of the lease to approximately $238,000 in the final year of the lease.

With our acquisition of Optima in January 2010, we assumed an office lease in the United Kingdom in Godalming outside of London, where we have call center and sales operations. This cancellable lease, which was expanded to accommodate growth in October 2010, commenced in November 2009, has a three-year term and terminates in October 2012. In September 2011, we leased additional space in Godalming due to the continued expansion of our European operations. This lease has a one-year term. Combined annual base rent for these facilities is £180,000 Great Britain Pounds. Based on the exchange rate at March 31, 2012, annual rent is approximately $287,000 in U.S. dollars.

Rent expense under operating lease agreements during the three months ended March 31, 2012 and 2011 was $361,000 and $488,000, respectively. Rent expense for the three months ended March 31, 2012 and 2011 includes $0 and $99,000, respectively, related to the Montreal facility closure.
Guarantees
In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. The letter of credit was issued under the Credit Facility described above. As of March 31, 2012, no amounts had been drawn against the letter of credit.
On October 28, 2010, we entered into a business loan agreement with HSBC Bank (the “Loan Line Facility”). The $630,000 Loan Line Facility is secured by a $700,000 SDC and matures in October 2012. The SDC is secured by a cash balance of approximately $703,000 held with HSBC Bank.
In December 2010, we issued an irrevocable standby letter of credit in the amount of £250,000 Great Britain Pounds, or $400,000 based on the exchange rates as of March 31, 2012, to Barclays Bank. The letter of credit was issued under the Credit Facility described above. As of March 31, 2012, no amounts had been drawn against the letter of credit.

Our customer contracts typically require us to contingently indemnify against certain qualified third party claims. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of March 31, 2012 and December 31, 2011.
Litigation
From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. We are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or results of operations. We are currently involved in several proceedings before various courts; however, we believe that any ultimate liability surrounding these claims, if any, will not have a material impact on our financial position or results of operations. Also see Part I Item 1A— “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 30, 2012 and amended on April 30, 2012 for additional discussion of the litigation and regulatory risks facing our Company.

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

Level 3	— Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
A summary of the activity of the fair value of the Level 3 liabilities for the three months ended March 31, 2012 is as follows (in thousands):

	Beginning Value of Level 3 Liabilities	Transfers Out	Gain on Fair Value Re- measurement	Foreign Currency Adjustment	Ending Fair Value of Level 3 Liabilities
Contingent consideration — Optima (1)	$225	$(225)	$—	$—	$—
Common stock warrant liability	$517	$—	$(7)	$—	$510
____________

(1)
The contingent consideration payable under the Optima stock purchase agreement was $225,000 as of March 31, 2012, based on the achievement of certain performance metrics for the calendar year ended December 31, 2011. The contingent consideration payment was transfered from our fair value measurements once the final calculation was determinable. As the liability had not been settled as of March 31, 2012, it is included within “Other accrued liabilities” on our consolidated balance sheet.

The following table represents the fair value hierarchy for our financial assets and liabilities held by us measured at fair value on a recurring basis (in thousands):

March 31, 2012	Level 1	Level 2	Level 3
Assets:
Money market funds (1)	$4,656	$—	$—
Liabilities:
Common stock warrant liability (2)	$—	$—	$510
December 31, 2011
Assets:
Money market funds (1)	$5,652	$—	$—
Liabilities:
Common stock warrant liability (2)	$—	$—	$517
Contingent consideration—Optima (3)	$—	$—	$225
  ____________

(1)	Money market funds are valued using active quoted market rates.

(2)
The fair value of our common stock warrant liability (see Note 8—Stockholders' Equity) is determined using the Black–Scholes valuation method utilizing the quoted price of our common stock in an active market. Volatility is estimated based on the historical market activity of our stock. The expected life is based on the remaining contractual term of the warrants and the risk free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants' remaining contractual term. See detailed inputs below.

(3)
Contingent consideration - Optima was valued as of December 31, 2011 based on our estimate of achieving the performance metrics listed in the stock purchase agreement. Based on the final calculation, the contingent consideration was $225,000 as of March 31, 2012.

The Company uses the Black-Scholes model to value our common stock warrant liability. The following are the assumptions used to measure the accrued warrant liability at March 31, 2012 and December 31, 2011, which were determined in a manner consistent with that described for stock option and restricted stock awards as set forth in Note 8:

	March 31,	December 31,
	2012	2011
Expected life in years	4.25	4.50
Volatility	0.66	0.66
Risk-free interest rate	1.04%	0.83%
Dividend rate	—%	—%
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
We have classified all of the above mentioned warrants as liabilities under the caption "Common stock warrant liability" and recorded the liability at its estimated fair value with the corresponding gains as a separate line item after loss from operations, under the caption "Gain due to change in fair value of warrant liability." See Note 7—Fair Value Measurements for disclosure regarding the fair value of financial instruments. In the three months ended March 31, 2012, we recorded a gain of $7,000 on the fair value re-measurement of the warrants.
Stock Compensation
In 2003, the board of directors adopted and the stockholders approved the 2003 Stock Incentive Plan (“2003 Plan”). The 2003 Plan provides for the issuance of incentive stock options or nonqualified stock options to employees, consultants and non-employee members of the board of directors, and issuance of shares of common stock for purchase or as a bonus for services rendered (restricted stock awards).
During the three months ended March 31, 2012, we had restricted stock awards that vested. We are required to withhold income taxes at statutory rates based on the closing market value of the vested shares on the date of vesting. We offer employees the ability to have vested shares withheld by us in an amount equal to the amount of taxes to be withheld. Based on this, we purchased 55,210 shares during the three months ended March 31, 2012, with a cost of approximately $44,000, from employees to cover federal and state taxes due. Refer to Part II, Item 2 for share repurchase activity for the three months ended March 31, 2012.
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

We expense stock-based compensation to the same operating expense categories that the respective award grantee’s salary expense is reported. The table below reflects stock-based compensation expense for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Stock-based compensation expense included in:
Cost of services	$33	$35
Sales and marketing	11	33
Technology and development	11	53
General and administrative	132	504
	$187	$625
At March 31, 2012, approximately $1 million of stock-based compensation relating to unvested awards had not been amortized and will be expensed in future periods through 2016. Under current grants that are unvested and outstanding, approximately $500,000 will be expensed in the remainder of 2012 as stock-based compensation, subject to true-up adjustments for forfeitures and vestings during the year.
We calculate the value of our stock option awards when they are granted. Accordingly, we update our valuation assumptions for the risk-free interest rate on the date of grant. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants, stock volatility and an estimated forfeiture rate. During the three months ended March 31, 2012 and 2011, the weighted average valuation assumptions for stock option awards and forfeiture rates used for the expense calculations for stock option and restricted stock awards were as follows:

	Three Months Ended
	March 31,
	2012	2011
Expected life in years	3.76	3.76
Volatility	0.66	0.66
Risk-free interest rate	1.00%	1.20%
Dividend rate	—%	—%
Forfeiture Rates:
Options	27.61%	27.61%
Restricted stock	15.04%	15.04%
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
A summary of activity under our 2003 Plan for the three months ended March 31, 2012 is as follows:

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2011	403,189	1,021,288	$1.59
Authorized	1,000,000	—	—
Options granted	(35,000)	35,000	0.80
Restricted stock awards granted	(470,000)	—	—
Options canceled	170,362	(170,362)	1.39
Restricted stock awards forfeited	265,875	—	—
Balance at March 31, 2012	1,334,426	885,926	$1.60

In accordance with the 2003 Plan, the number of shares authorized for grant under the 2003 Plan automatically increases on the first trading date of January by an amount equal to the lesser of 4% of our outstanding common stock at December 31 or 1,000,000 shares. Shares outstanding at December 31, 2011 were 26,812,935 and the additional shares authorized amounted to 1,000,000 as shown in the table above.
The following table summarizes the activity with regard to restricted stock awards during the three months ended March 31, 2012. Restricted stock awards are issued from the 2003 Plan and any issuances reduce the shares available for grant as indicated in the previous table. Restricted stock awards are valued at the closing market price of our stock on the date of the grant.

	Number of Shares	Weighted Average Grant Price
Balance of nonvested shares at December 31, 2011	1,345,875	$1.03
Granted	470,000	0.77
Vested	(212,187)	0.78
Forfeited	(265,875)	1.02
Balance of nonvested shares at March 31, 2012	1,337,813	$0.92
The total fair value of the nonvested restricted stock awards at grant date was $1.2 million as of March 31, 2012.

9.    SUBSEQUENT EVENTS
On April 2, 2012, we entered an agreement to lease approximately 43,000 square feet of call center space in the Greenfield District of Manila. The lease has a two-year term and terminates in March 2014. This facility will be utilized to better accommodate our current operations in Manila and provide additional space for expansion. Based on the exchange rate as of March 31, 2012, and the free and discounted base rent, our annual base rent will be approximately $413,000. On April 10, 2012, we provided a letter of intent to terminate our lease in the BPI Buendia Center building in Manila and exit the facility as of June 30, 2012.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANAYLYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under Part I Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 30, 2012 and amended on April 30, 2012, that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activities, performance or achievements expressed in or implied by such forward-looking statements.
Among the important factors which could cause actual results to differ materially from those in the forward-looking statements include general market conditions, the current very difficult macro-economic environment and its impact on our business as our clients are reducing their overall marketing spending and our clients’ customers are reducing their purchase of services contracts, the high degree of uncertainty and our limited visibility due to economic conditions, our ability to execute our business strategy, our ability to integrate acquisitions without disruption to our business, the effectiveness of our sales team and approach, our ability to target, analyze and forecast the revenue to be derived from a client and the costs associated with providing services to that client, the date during the course of a calendar year that a new client is acquired, the length of the integration cycle for new clients and the timing of revenues and costs associated therewith, our client concentration given that we are currently dependent on a few significant client relationships, potential competition in the marketplace, the ability to retain and attract employees, market acceptance of our service programs and pricing options, our ability to maintain and develop our existing technology platform and to deploy new technology, our ability to sign new clients and control expenses, the possibility of the discontinuation of some client relationships, the potential for additional litigation and adverse outcomes to litigation we are currently involved in, the financial condition of our clients’ businesses, our ability to raise additional equity or debt financing and other factors as detailed in Part I Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 30, 2012 and amended on April 30, 2012.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to update such forward-looking statements publicly for any reason even if new information becomes available in the future, except as may be required by law.

Overview
We are leading global provider of business-to-business, or B2B, e-commerce solutions that drive online sales and renewal for products, subscriptions and training for our clients and their channel partners. Rainmaker provides these solutions on a global basis supporting multiple payment methods, currencies and language capabilities.  A key differentiator of the Rainmaker solution is the fact that we provide global B2B e-commerce solutions enhanced by global sales agents. We offer three primary solutions designed to increase revenue for our clients from their mid-market customers:

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
We also provide lead development and other telesales services to generate, qualify and develop corporate leads, turning these prospects into sales opportunities and qualified appointments for our clients' field sales forces and for their channel partners.
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
With the establishment of our Canadian foreign subsidiary and the subsequent purchase of Canadian based assets in 2007, we adopted a policy for recording foreign currency transactions and translation in accordance with FASB ASC 830, Foreign Currency Matters. For our Canadian subsidiary, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at period-end exchange rates, and statement of operations items are translated at an average exchange rate prevailing during the period. Such translation adjustments are recorded in accumulated comprehensive loss, a component of stockholders’ equity, and in the the consolidated statements of operations and comprehensive loss. Also in 2007, we acquired Qinteraction Limited and its Philippine-based subsidiary. As a result of this acquisition, we also adopted the policy mentioned above for recording foreign currency transactions and translations for this subsidiary as the functional currency has been determined to be the local currency for the Philippine-based subsidiary. In January of 2009, we established our Rainmaker Europe subsidiary in the United Kingdom. We adopted the policy mentioned above for recording foreign currency transactions and translations for this subsidiary as the functional currency has been determined to be the local currency (Great Britain Pound) for the UK-based subsidiary. Gains and losses from foreign currency denominated transactions are included in interest and other (income) expense, net, in the consolidated statements of operations.
Management believes there have been no significant changes during the three months ended March 31, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 30, 2012 and amended on April 30, 2012.

Results of Operations
The following table sets forth for the periods given selected financial data as a percentage of our revenue. The table and discussion below should be read in connection with the financial statements and the notes thereto which appear elsewhere in this report as well as with our financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011.

	Three Months Ended March 31,
	2012	2011
Net revenue	100.0%	100.0%
Cost of services	65.1	65.0
Gross margin	34.9%	35.0%
Operating expenses:
Sales and marketing	6.5	10.7
Technology and development	19.2	19.6
General and administrative	18.5	26.5
Depreciation and amortization	7.1	13.1
Gain on fair value re-measurement	—	(0.8)
Total operating expenses	51.3%	69.1%
Operating loss	(16.4)	(34.1)
Gain due to change in fair value of warrant liability	(0.1)	—
Interest and other (income) expense, net	(0.1)	0.4
Loss before income tax expense	(16.2)%	(34.5)%
Income tax expense	0.9	0.8
Net loss	(17.1)%	(35.3)%

Comparison of Three Months Ended March 31, 2012 and 2011
Net Revenue. Net revenue decreased $197,000, or 2%, to $8.6 million in the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.
The following table shows the change in revenue by product line between the periods (in thousands):

	Three Months Ended March 31,		$ Change	% Change
	2012	2011
Contract sales	$3,520	$3,609	$(89)	(2)%
Lead development	4,264	4,291	(27)	(1)%
Training sales	808	889	(81)	(9)%
Total	$8,592	$8,789	$(197)	(2)%
Revenue from our contract sales and training sales product lines decreased slightly compared to the prior year due to net attrition. Lead development revenue from our product line also decreased slightly over the comparative 2011 period due to a loss of client programs in our Asia and Europe operations, offset by new programs with Microsoft, a significant client in both 2011 and 2012.
Cost of Services and Gross Margin. Cost of services decreased $120,000, or 2%, to $5.6 million in the three months ended March 31, 2012, as compared to the 2011 comparative period, due primarily to lower revenue. Our gross margin percentage was 35% in the three months ended March 31, 2012 and 2011. We expect cost of services to increase with revenue and gross margin to improve in the second half of the year due to growth in our higher margin solutions.
Sales and Marketing Expenses. Sales and marketing expenses decreased $383,000, or 41%, to $560,000 in the three months ended March 31, 2012, as compared to the 2011 comparative period. The change is primarily due to a decrease in personnel costs of $197,000, a reduction in corporate marketing costs of $100,000 and a reduction in sales commissions of $63,000. We expect sales and marketing expenses to increase for the remainder of the year due to increased sales commissions due to 2012 revenue growth.
Technology and Development Expenses. Technology and development expenses decreased $71,000, or 4%, to $1.7 million during the three months ended March 31, 2012, as compared to the 2011 comparative period. The decrease is primarily attributable to decreases in personnel costs of approximately $91,000 and reduced telecommunication costs of $57,000, offset by increased outsourced service and maintenance costs of $98,000. We expect technology and development expenses to decrease in 2012 due to cost saving initiatives.
General and Administrative Expenses. General and administrative expenses decreased $740,000, or 32%, to $1.6 million during the three months ended March 31, 2012, as compared to the 2011 comparative period. The decrease was primarily due to reduced stock compensation expense of $373,000, a reduction in personnel costs of $130,000 due to reductions in our workforce, $100,000 reduction in rent expense related to the exit of our Montreal facility and a reduction of $75,000 in board of directors' compensation. We expect general and administrative expenses to remain flat over the remainder of the year excluding any one-time costs related to our move to a new facility in Asia.
Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $542,000, or 47%, to $607,000 for the three months ended March 31, 2012, as compared to the 2011 comparative period. Depreciation and amortization expense decreased due to software and equipment assets becoming fully depreciated in both the U.S. and Philippines and acquisition related intangible assets becoming fully amortized. We expect depreciation and amortization expense to continue to decrease as other assets become fully depreciated or amortized.
Interest and Other (Income) Expense, Net. The components of interest and other (income) expense, net are as follows (in thousands):

	Three Months Ended March 31,		Change
	2012	2011
Interest income	$(9)	$(3)	$6
Interest expense	53	57	4
Currency translation gain	(49)	(17)	32
Total	$(5)	$37	$42

Net interest expense remained consistent in the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.
The currency translation gain is primarily due to the fluctuation of currency exchange rates on our borrowing facilities and our note payable, denominated in United States Dollars, owed by our foreign subsidiaries. These include our loan line facility, payable to HSBC Bank by our Philippine subsidiary, as well as our overdraft facility payable to Barclays Bank by our United Kingdom subsidiary. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.
Income Tax Expense. Income tax expense increased $9,000, or 13%, to $78,000 for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. Our income tax expense for the three month period ended March 31, 2012, is based on our estimate of taxable income for the full year ending December 31, 2012, and primarily consists of estimates of foreign taxes and domestic gross margin taxes for certain states. We do not anticipate material changes to our implied effective tax rate for the year.

Liquidity and Sources of Capital
Cash provided by operating activities for the three months ended March 31, 2012 was $673,000, as compared to cash used in operating activities of $1.9 million in the three months ended March 31, 2011. Cash provided by operating activities in the three months ended March 31, 2012 was primarily the result of changes in operating assets and liabilities that generated $1.4 million of cash for the period, as well as non-cash expenses for depreciation and amortization of property and intangibles of $607,000 and stock-based compensation expenses of $187,000, partly offset by a net loss totaling $1.5 million.
Cash used in operating activities for the three months ended March 31, 2011 was primarily the result of net loss totaling $3.1 million, non-cash expenses for depreciation and amortization of property and intangibles of $1.1 million, stock-based compensation expenses of $625,000 and changes in operating assets and liabilities that used $519,000 of cash.
Cash used in investing activities was $358,000 in the three months ended March 31, 2012, as compared to cash used in investing activities of $363,000 in the three months ended March 31, 2011. The change is primarily the result of decreases in capital expenditures of approximately $92,000 during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. In addition, there was a increase in our restricted cash balance of approximately $4,000 in the three months ended March 31, 2012, as compared to an decrease in the restricted cash balance of approximately $83,000 in the three months ended March 31, 2011. Restricted cash represents the reserve for the refunds due for non-service payments inadvertently paid to us by our clients’ customers instead of paid directly to our clients. At the time of cash receipt, we record a current liability for the amount of non-service payments received. The change in restricted cash represents an increase in the balance of refunds due to customers.
Cash used in financing activities was approximately $774,000 in the three months ended March 31, 2012, as compared to cash used in financing activities of $401,000 in the three months ended March 31, 2011. Cash used in financing activities was primarily a result of repayment of borrowings of $593,000 and purchases of $159,000 of treasury stock from employees for shares withheld for income taxes payable on restricted stock awards vested during the three months ended March 31, 2012. Cash used in financing activities in the three months ended March 31, 2011 was primarily result of repayment of borrowings of $336,000, purchases of $175,000 of treasury stock from employees for shares withheld for income taxes payable on restricted stock awards vested during the three months ended March 31, 2011 and net repayments on our overdraft facility of $109,000, offset by proceeds from capital lease obligations of $216,000.

Our principal source of liquidity as of March 31, 2012 consisted of $8.2 million of cash and cash equivalents. We believe that our cash and cash equivalent balance and anticipated improvements in cash flows from operations due to forecasted revenue growth and operating cash savings from our implemented and planned cost saving initiatives will be sufficient to meet our operating requirements for the next twelve months. We will likely elect to maintain our current level of borrowings, subject to our ability to arrange new debt facilities or renew our existing debt facilities, to assist in funding our future growth and working capital requirements. Our debt balance as of March 31, 2012 was $4.3 million, which matures before December 31, 2012. If forecasted revenue growth does not materialize, or if we are unsuccessful in reducing the usage of cash to fund our operations, we will be required to seek additional external financing or further reduce operating costs, which could jeopardize our current operations and future strategic initiatives and business plans. However, external financing sources may not be available, may be inadequate to fund our operations, or may be on terms unfavorable to the Company.
Credit Arrangements
In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank (the “Credit Facility”). The Credit Facility, as last amended in November 2011, matures on December 10, 2012. The maximum amount of credit that may be borrowed under the Credit Facility is $6 million, subject to a borrowing base, and includes a $1.0 million sub-

facility for standby letters of credit. The interest rate per annum for advances under the Credit Facility is equal to the greater of (i) 3.5%, or (ii) one quarter of one percent (0.25%) above the prime lending rate, currently at 3.25%. As of March 31, 2012, we had borrowings of $3.3 million and letters of credit of $500,000 outstanding under the Credit Facility.
The Credit Facility is secured by substantially all of our consolidated assets, including intellectual property. We must comply with certain financial covenants, including not incurring a quarterly non-GAAP profit or loss negatively exceeding by more than 10% the amount of the non-GAAP profit or loss recited in our operating plan approved by Bridge Bank (the "performance to plan" financial covenant), and maintaining unrestricted cash with Bridge Bank equal to the greater of $2.0 million or the aggregate principal amount of the indebtedness from time to time outstanding with Bridge Bank plus $1 million. The Credit Facility contains customary covenants that will, subject to limited exceptions, require Bridge Bank’s approval to, among other things, (i) create liens; (ii) make annual capital expenditures above a certain level; (iii) pay cash dividends; and (iv) merge or consolidate with another company above a certain amount of total consideration. The Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Credit Facility. For the three months ended March 31, 2012, we did not meet the performance to plan financial covenant as our quarterly non-GAAP loss exceeded the amount of non-GAAP loss in our operating plan, approved by Bridge Bank, for our first quarter's results of operations by more than 10%. We received a waiver from Bridge Bank for the non-compliance with this covenant for the three months ended March 31, 2012. We were in compliance with all other loan covenants.
In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. In December 2010, we issued an irrevocable standby letter of credit in the amount of £250,000 Great Britain Pounds, or $400,000 based on the exchange rate as of March 31, 2012, to Barclays Bank PLC to secure our overdraft facility described below. Both letters of credit were issued under the Credit Facility described above. As of March 31, 2012, no amounts had been drawn against the letters of credit.
Loan Line Facility
On October 28, 2010, we entered into a business loan agreement with HSBC Bank (the “Loan Line Facility”). The Loan Line Facility provides borrowing availability up to a maximum of $630,000 secured by a $700,000 SDC. In December 2010, we borrowed $630,000 under this Loan Line Facility. In November 2011, we renewed our borrowings under this facility, and the SDC, through October 2012. The interest rate is based on prevailing rates at the time of drawdown and may be revised periodically with advance notice. The current interest rate is 3.87% and interest payments are due at the end of every interest rate revision term or payment of principal.

Overdraft Facility
On November 25, 2010, our subsidiary, Rainmaker EMEA Limited, established an overdraft facility with Barclays Bank PLC in the amount of £247,500 Great Britain Pounds, or $396,000 based on the exchange rate at March 31, 2012. The interest rate is 3.5% per annum over the Bank’s Base Rate, as defined in the agreement, or 4.0% at March 31, 2012. This overdraft facility is secured by the £250,000 standby letter of credit issued by Bridge Bank as noted above. The facility does not have a cancellation date, but the Bank may review the overdraft facility from time to time and at least annually. The next annual review is scheduled for November 2012. At March 31, 2012 and December 31, 2011, we had borrowed $383,000 and $381,000 under this facility, respectively.
Notes Payable – Optima acquisition
On January 29, 2010, we entered into and closed a stock purchase agreement for Optima Consulting Partners Limited (“Optima”). In accordance with this agreement, we entered into a note payable for $350,000 payable in two installments, with $200,000 plus accrued interest due eighteen months from the closing date and $150,000 plus accrued interest due twenty-four months after the closing date. We paid the first installment of the note in July 2011 and fully settled the liability by paying the second installment in January 2012. The interest rate on the note payable was 0.4% per year and we recorded the present value of the note payable discounted over two years at a rate of 6.2%. The resulting discount on note payable was amortized over the two-year term of the note.
Notes Payable – insurance
On August 4, 2011, we entered into an agreement with AON Private Risk Management to finance our 2011 - 2012 insurance premiums with AFCO Acceptance Corporation in the amount of approximately $57,000. The interest rate on the note payable is 6.992% and the note is payable in ten equal monthly installment payments beginning in August 2011. As of March 31, 2012, the remaining liability was $12,000 under this financing agreement.

Capital Lease Obligations
In February 2011, Rainmaker Asia entered into a two-year computer equipment agreement with Japan-PNB Leasing and Finance Corporation. In accordance with the terms of the agreement, we are paying monthly installments of approximately $11,000 based on the exchange rate as of March 31, 2012.

Off-Balance Sheet Arrangements
Leases Commitments
As of March 31, 2012, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2013. All of these leases are described in more detail below. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and upfront cash flow related to purchasing the assets.
In October 2009, we executed a second amendment to the operating lease for our corporate headquarters in Campbell, California to reduce our lease cost. Under this amendment, we reduced the amount of space that we lease by 6,719 square feet to 16,430 square feet starting October 1, 2009, and reduced our lease cost per square foot by approximately 18%. We obtained a first right of refusal to the reduced space (6,719 square feet). Under this second amendment, the lease will expire on January 31, 2013. Annual gross rent under the amended lease was approximately $227,000 in the first year of the lease which ended September 30, 2010, and increases by approximately 5% each year thereafter for the remaining term expiring January 31, 2013. In addition, we will continue to pay our proportionate share of operating costs and taxes based on our occupancy and the original letter of credit issued to the landlord in the amount of $100,000 for a security deposit will remain in place.
In September 2011, we extended an existing lease in Austin, Texas on approximately 21,388 square feet of space for a term of 24 months through December 31, 2013. Annual rent in the facility approximates $212,000, or $18,000 monthly. Additionally, we pay our proportionate share of maintenance on the common areas in the business park.
In September 2011, we modified our lease in the BPI Buendia Center building in Manila. The modification reduced the leased space from three floors to two, and we now occupy approximately 27,000 square feet. The lease for this space terminates on March 31, 2013. Based on the exchange rate as of March 31, 2012, our annual base rent will escalate from approximately $435,000 in the current year of the lease to $470,000 for the final year of the lease. On May 1, 2010, we executed a lease for approximately 15,852 square feet of call center space in the Alphaland Southgate Tower in Makati City. The lease has a three-year term and terminates on April 30, 2013. Based on the exchange rate as of March 31, 2012, and the free and discounted base rent included in the lease agreement, our annual base rent will escalate from approximately $220,000 in the current year of the lease to approximately $238,000 in the final year of the lease.
With our acquisition of Optima in January 2010, we assumed an office lease in the United Kingdom in Godalming outside of London, where we have call center and sales operations. This cancellable lease, which was expanded to accommodate growth in October 2010, commenced in November 2009, has a three-year term and terminates in October 2012. In September 2011, we leased additional space in Godalming due to the continued expansion of our European operations. This lease has a one-year term. Combined annual base rent for these facilities is £180,000 Great Britain Pounds. Based on the exchange rate at March 31, 2012, annual rent is approximately $287,000 in U.S. dollars.
Rent expense under operating lease agreements during the three months ended March 31, 2012 and 2011 was $361,000 and $488,000, respectively. Rent expense for the three months ended March 31, 2012 and 2011 includes $0 and $99,000, respectively, related to the closure of our Montreal Facility in 2010.
On April 2, 2012, we entered an agreement to lease approximately 43,000 square feet of call center space in the Greenfield District of Manila. The lease has a two-year term and terminates in March 2014. This facility will be utilized to better accommodate our current operations in Manila and provide additional space for expansion. Based on the exchange rate as of March 31, 2012, and the free and discounted base rent, our annual base rent will be approximately $413,000.
Guarantees
In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. The letter of credit was issued under the Credit Facility described above. As of March 31, 2012, no amounts had been drawn against the letter of credit.
On October 28, 2010, we entered into a business loan agreement with HSBC Bank (the “Loan Line Facility”). The $630,000 Loan Line Facility is secured by a $700,000 SDC and matures in October 2012. The SDC is secured by a cash balance of approximately $703,000 held with HSBC Bank.
In December 2010, we issued an irrevocable standby letter of credit in the amount of £250,000 Great Britain Pounds, or $400,000 based on the exchange rates as of March 31, 2012, to Barclays Bank. The letter of credit was issued under the Credit Facility described above. As of March 31, 2012, no amounts had been drawn against the letter of credit.

Our customer contracts typically require us to contingently indemnify against certain qualified third party claims. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of March 31, 2012 and December 31, 2011.

Potential Impact of Inflation
To date, inflation has not had a material impact on our business.

Recent Accounting Standards
In September 2011, the FASB issued new accounting guidance, ASU No. 2011-08 – Testing Goodwill for Impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. This new guidance is effective for the first reporting period beginning after December 15, 2011. We elected not to early adopt and will implement ASU No. 2011-08 as part of our 2012 impairment testing.
In May 2011, the FASB issued ASU No. 2011-04 – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The Company adopted this standard in the first quarter of 2012, as reflected in Note 7, Fair Value Measurements.
In June 2011, the FASB issued new accounting guidance, ASU No. 2011-05 – Presentation of Comprehensive Income. This update requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is effective for the first reporting period beginning after December 15, 2011. We adopted this standard in the first quarter of 2012 and elected to present a single continuous statement of operations and comprehensive loss.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures
As of March 31, 2012, our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)	Change in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the first quarter of our 2012 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. We are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or results of operations. We are currently involved in administrative proceedings; however, we believe that any ultimate liability surrounding these claims, if any, will not have a material impact on our financial position or results of operations. See Part I Item 1A— “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 30, 2012 and amended on April 30, 2012, for additional discussion of the litigation and regulatory risks facing our Company.

ITEM 1A.	RISK FACTORS
Not applicable for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below presents share repurchase activity for the three months ended March 31, 2012. The shares were repurchased by us in connection with satisfaction of tax withholding obligations on vested restricted stock units.

Period	Total Number of Shares (or Units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
January 2012	2,408	$0.83	N/A	N/A
February 2012	49,677	$0.79	N/A	N/A
March 2012	3,125	$0.75	N/A	N/A
Total	55,210	$0.79	N/A	N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

(a)	Exhibits
The following exhibits are filed with this report as indicated below:

10.1	Amendment No. 1 to the Symantec Online Store Agreement, dated as of March 9, 2012 between Rainmaker Systems, Inc. and Symantec Corporation.

10.2	Amendment No. 3 to the Symantec Outsourced NAM Renewals Statement of Work, dated as of March 9, 2012 between Rainmaker Systems, Inc. and Symantec Corporation.

10.3	Amendment No. l to the Symantec Outsourced Latin American (LAM) Statement of Work, dated as of March 9, 2012 between Rainmaker Systems, Inc. and Symantec Corporation.

10.4	Amendment No.1 to the Symantec License Renewal Center (LRC) Renewals Statement of Work, dated as of March 9, 2012 between Rainmaker Systems, Inc. and Symantec Corporation.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

101*
The following materials from Rainmaker Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.

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

RAINMAKER SYSTEMS, INC.

Dated:	May 15, 2012	/s/ Michael Silton
Michael Silton
President, Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Timothy Burns
Timothy Burns
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)