Form 10-Q
period 2012-06-30
RAINMAKER SYSTEMS INC
filed 2012-08-14
CIK 1094007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of August 10, 2012, the registrant had 27,020,549 shares of Common Stock, $0.001 par value, outstanding.

RAINMAKER SYSTEMS, INC.
FORM 10-Q
AS OF JUNE 30, 2012

PART I.—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$6,032	$8,490
Restricted cash	15	18
Accounts receivable, net	5,265	4,587
Prepaid expenses and other current assets	693	876
Assets held for sale	4,475	4,164
Total current assets	16,480	18,135
Property and equipment, net	2,665	2,861
Intangible assets, net	30	85
Goodwill	5,284	5,268
Other non-current assets	942	422
Total assets	$25,401	$26,771
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,635	$5,702
Accrued compensation and benefits	782	740
Other accrued liabilities	2,773	3,097
Deferred revenue	1,926	2,629
Current portion of notes payable	600	4,306
Liabilities related to assets held for sale	2,797	2,163
Total current liabilities	16,513	18,637
Deferred tax liability	508	473
Long-term deferred revenue	161	103
Common stock warrant liability	495	517
Other long-term liabilities	533	—
Notes payable, less current portion	3,893	—
Total liabilities	22,103	19,730
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 29,013,413 shares issued and 27,034,417 shares outstanding at June 30, 2012 and 28,686,486 shares issued and 26,812,935 shares outstanding at December 31, 2011	27	26
Additional paid-in capital	129,900	129,373
Accumulated deficit	(122,012)	(117,926)
Accumulated other comprehensive loss	(1,936)	(1,827)
Treasury stock, at cost, 1,978,996 shares at June 30, 2012 and 1,873,551 shares at December 31, 2011	(2,681)	(2,605)
Total stockholders’ equity	3,298	7,041
Total liabilities and stockholders’ equity	$25,401	$26,771
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenue	$6,895	$6,468	$13,296	$12,193
Cost of services	3,882	3,696	7,507	7,152
Gross margin	3,013	2,772	5,789	5,041
Operating expenses:
Sales and marketing	505	991	1,045	1,920
Technology and development	1,530	2,174	3,119	3,820
General and administrative	1,384	1,705	2,752	3,827
Depreciation and amortization	402	650	806	1,444
Gain on fair value re-measurement	—	—	—	(70)
Total operating expenses	3,821	5,520	7,722	10,941
Operating loss	(808)	(2,748)	(1,933)	(5,900)
Gain due to change in fair value of warrant liability	(15)	(25)	(22)	(25)
Interest and other expense, net	43	28	71	56
Loss before income tax expense	(836)	(2,751)	(1,982)	(5,931)
Income tax expense	65	44	118	88
Net loss from continuing operations	(901)	(2,795)	(2,100)	(6,019)
Loss from discontinued operations, net of tax	(1,710)	(502)	(1,986)	(381)
Net loss	$(2,611)	$(3,297)	$(4,086)	$(6,400)

Foreign currency translation adjustments	(110)	(263)	(109)	(277)
Comprehensive loss	$(2,721)	$(3,560)	$(4,195)	$(6,677)

Basic and diluted net loss per share - continuing operations	$(0.03)	$(0.13)	$(0.08)	$(0.28)
Basic and diluted net loss per share - discontinued operations	$(0.07)	$(0.03)	$(0.07)	$(0.02)
Basic and diluted net loss per share	$(0.10)	$(0.16)	$(0.15)	$(0.30)

Weighted average common shares - Basic and diluted	27,049	21,251	26,929	21,099
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Operating activities:
Net loss	$(4,086)	$(6,400)
Adjustment for loss from discontinued operations, net of tax	1,986	381
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	749	1,297
Amortization of intangible assets	57	147
Gain on fair value re-measurement	—	(70)
Gain due to change in fair value of warrant liability	(22)	(25)
Stock-based compensation expense	390	1,042
Credit for allowance for doubtful accounts	(30)	(36)
Changes in operating assets and liabilities:
Accounts receivable	(647)	(109)
Prepaid expenses and other assets	(329)	(93)
Accounts payable	2,461	1,629
Accrued compensation and benefits	164	(89)
Other accrued liabilities	(166)	(165)
Income tax payable	40	2
Deferred tax liability	34	49
Deferred revenue	(646)	(787)
Net cash used in continuing operations	(45)	(3,227)
Net cash provided by (used in) discontinued operations	(410)	480
Net cash used in operating activities	(455)	(2,747)
Investing activities:
Purchases of property and equipment	(553)	(833)
Restricted cash, net	3	78
Net cash used in continuing operations	(550)	(755)
Net cash used in discontinued operations	(751)	(53)
Net cash used in investing activities	(1,301)	(808)
Financing activities:
Proceeds from issuance of common stock	—	3,352
Proceeds from issuance of common stock from option exercises	—	12
Proceeds from borrowings	4,493	417
Repayment of borrowings	(3,926)	(448)
Repayment of acquisition earnout	(113)	—
Net proceeds (repayment) on overdraft facility	(381)	18
Tax payments in connection with treasury stock surrendered	(191)	(196)
Net cash provided by (used in) continuing operations	(118)	3,155
Net cash provided by (used in) discontinued operations	(680)	175
Net cash provided by (used in) financing activities	(798)	3,330
Effect of exchange rate changes on cash	96	(97)
Net decrease in cash and cash equivalents	(2,458)	(322)

Cash and cash equivalents at beginning of period	8,490	11,757
Cash and cash equivalents at end of period	$6,032	$11,435

Supplemental disclosures of cash flow information:
Cash paid for interest	$58	$77
Cash paid for income taxes	42	50

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in acquisitions	112	—
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
We are headquartered in Silicon Valley in Campbell, California, and have additional operations in or near Austin, Texas and London, England. Our global clients consist primarily of large enterprises operating in the computer hardware and software and information services industries.
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
The results of our operations for the three and six months ended June 30, 2012 are not necessarily indicative of results to be expected for the year ending December 31, 2012, or any other period. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012 and amended on April 30, 2012. Balance sheet information as of December 31, 2011 has been derived from the audited financial statements for the year then ended.
In the quarter ended June 30, 2012, the Company concluded that Rainmaker Systems, Ltd. and its wholly owned subsidiary, Rainmaker Asia, Inc. (together "Manila" or "RSL") met the requirements for presentation as assets held for sale and discontinued operations. As such, certain amounts reported in the accompanying financial statements for 2011 have been reclassified to conform to the 2012 presentation. There were no other reclassifications that had a material effect on previously reported results of operations and total assets or accumulated deficit.
Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, we had a net loss from continuing operations of $901,000 and $2.1 million for the three and six months ended June 30, 2012, respectively. In the six months ended June 30, 2012, we used $45,000 in operating activities from continuing operations and $410,000 in operating activities from discontinued operations. Our principal source of liquidity as of June 30, 2012 consisted of $6.0 million of cash and cash equivalents. We believe that our cash and cash equivalent balance and anticipated improvements in cash flows from operations due to forecasted revenue growth and operating cash savings from our cost saving initiatives will be sufficient to meet our operating and debt payment requirements for the next twelve months.
If forecasted revenue growth does not materialize, or if we are unsuccessful in reducing the usage of cash to fund our operations or if we are unable to timely sell our Manila operations, we will be required to seek additional external financing or further reduce operating costs, which could jeopardize our current operations and future strategic initiatives and business plans. However, external financing sources may not be available, may be inadequate to fund our operations or may be on terms unfavorable to the Company.
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
The following is a summary of our cash and cash equivalents at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Cash and cash equivalents:
Cash	$1,379	$3,541
Money market funds	4,653	4,949
Total cash and cash equivalents	$6,032	$8,490
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers or clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our clients or our clients' customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. See Note 3 for a discussion regarding the allowance for doubtful accounts for our discontinued operations. At June 30, 2012 and December 31, 2011, our allowance for potentially uncollectible accounts was $20,000 and $80,000, respectively.
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
Costs of internal-use software are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, and FASB ASC 350-50, Website Development Costs. The guidance requires that we expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of ASC 350-40 and ASC 350-50 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development costs, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software and associated interest costs are capitalized. We capitalized approximately $281,000 and $526,000 of such costs during the three and six months ended June 30, 2012 and $381,000 and $734,000 of such costs during the three and six months ended June 30, 2011, respectively. Capitalized costs are amortized using the straight-line method over the shorter of the term of related client agreement, if such development relates to a specific outsource client, or the software’s estimated useful life, ranging from two to five years. Capitalized internal-use software and website development costs are included in property and equipment on the accompanying balance sheets.
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
In our analysis of goodwill and other intangible assets, we apply the guidance of FASB ASC 350-20-35 in determining whether any impairment conditions exist. In our analysis of other finite lived amortizable intangible assets, we apply the guidance of FASB ASC 360-10-35, Property, Plant and Equipment – Subsequent Measurement, in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various technologies and customer relationships of the businesses we have acquired. At June 30, 2012 and December 31, 2011, we had accumulated impairment losses of $11.5 million.
In the fourth quarter of 2011, we performed our annual goodwill impairment evaluation required under FASB ASC 350-20-35, Intangibles – Goodwill and Other-Subsequent Measurement, and concluded that goodwill was not impaired. At June 30, 2012 and December 31, 2011, we had approximately $3.8 million in goodwill recorded on our Contract Sales reporting unit and approximately $1.5 million recorded on our Rainmaker Europe reporting unit.

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
Long-Lived Assets
Long-lived assets including our purchased intangible assets are amortized over their estimated useful lives. In accordance with FASB ASC 360-10-35, Property, Plant and Equipment-Subsequent Measurement, long-lived assets, such as property, equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented on the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a business unit intended to be sold that meets certain criteria for being held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. In the fourth quarter of 2011 we evaluated our long-lived assets and noted no impairment.
Revenue Recognition and Presentation
Substantially all of our revenue is generated from (i) the online sale of our clients products to their small and medium-sized business ("SMB") customers, (ii) the sale of service contracts and maintenance renewals, (iii) lead development and other telesales services, and (iv) software subscriptions for hosted internet sales of web-based training. Revenue is recorded using the proportional performance model, where revenue is recognized as performance occurs over the term of the contract and any initial set up fees are recognized over the estimated customer life. We recognize revenue from the online sale of our clients' products and the sale of our clients’ service contracts and maintenance renewals on the “net basis”, which represents the amount billed to the end customer less the amount paid to our client. Revenue from the sale is recognized when a purchase order from a client’s customer is received, the service or service contract or maintenance agreement is delivered, the fee is fixed or determinable, the collection of the receivable is reasonably assured, and no significant post-delivery obligations remain unfulfilled. Revenue from lead development and other telesales services we perform is recognized as the services are accepted and is generally earned ratably over the service contract period. We earn revenue from our software application subscriptions of hosted online sales of web-based training ratably over each contract period. Since these software subscriptions are usually paid in advance, we have recorded a deferred revenue liability on our balance sheet that represents the prepaid portions of subscriptions that will be earned over the next one to five years.
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
Income Taxes
We account for income taxes using the liability method. The liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At June 30, 2012 and December 31, 2011, we had gross deferred tax assets of $31.6 million and $30.6 million, respectively. At June 30, 2012 and December 31, 2011, the deferred tax assets were subject to a 100% valuation allowance and therefore are not recorded on our balance sheet as assets. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.
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
Our policy for recording interest and penalties related to uncertain tax positions is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in interest and other expense, net, in the statement of operations. There were immaterial amounts accrued for interest and penalties related to uncertain tax positions as of June 30, 2012.
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
We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the three months ended June 30, 2012, three clients accounted for 10% or more of our net revenue, with Microsoft representing approximately 34% of our net revenue, Symantec representing approximately 19% of our net revenue and Hewlett-Packard representing approximately 10% of our net revenue. In the three months ended June 30, 2011, three clients accounted for 10% or more of our net revenue, with Symantec representing approximately 22% of our net revenue, Microsoft representing approximately 20% of our net revenue and Hewlett-Packard representing approximately 13% of our net revenue.
In the six months ended June 30, 2012, three clients accounted for 10% or more of our net revenue, with Microsoft representing approximately 33% of our net revenue, Symantec representing approximately 20% of our net revenue and Hewlett-Packard representing approximately 11% of our net revenue. In the six months ended June 30, 2011, three clients accounted for 10% or more of our net revenue, with Symantec representing approximately 22% of our net revenue, Microsoft representing approximately 18% of our net revenue and Hewlett-Packard representing approximately 16% of our net revenue.
No individual client’s end-user customer accounted for 10% or more of our revenues in any period presented.
We have outsourced services agreements with our significant clients that expire at various dates ranging through June 2015. Our agreements with Symantec expire in March 2014 and can generally be terminated prior to expiration with ninety days notice. Our agreements with Microsoft expire at various dates from June 2013 through June 2015, and can be terminated with thirty days notice. Our agreements with Hewlett-Packard expire in October 2012 and can generally be terminated prior to expiration with ninety days notice.
Fair Value of Financial Instruments
The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities.
The fair value of short-term and long-term debt obligations is estimated based on current interest rates available to us for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations, as of each period presented, approximate their respective fair values.
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

The following is a breakdown of net revenue by product line for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Contract sales	$2,709	$2,156	$4,851	$4,264
Lead development	3,399	3,428	6,849	6,157
Training sales	787	884	1,596	1,772
Total	$6,895	$6,468	$13,296	$12,193
Foreign revenues are attributed to the country of the business entity that executed the contract. We utilize our call centers in the United States, the Philippines and the United Kingdom and a network of managed telesales representatives in Canada to fulfill these contracts. In June 2012, we began providing telesales services throughout Latin America utilizing a strategic partner located in the Dominican Republic. Although we do not have a call center in the Cayman Islands, our Cayman Islands-based holding company, obtained as part of the Qinteraction Limited acquisition, has operations in the Philippines. The following is a geographic breakdown of our net revenue for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
United States	$6,823	$5,775	$12,961	$11,135
Europe	72	693	335	1,058
Total	$6,895	$6,468	$13,296	$12,193
Property and equipment information is based on the physical location of the assets, and goodwill and intangible information is based on the country of the business entity to which these are allocated. The following is a geographic breakdown of net long-lived assets as of June 30, 2012 and December 31, 2011 (in thousands):

	Property & Equipment, Net	Goodwill	Intangible Assets, Net
June 30, 2012
United States	$2,521	$3,777	$30
Europe	144	1,507	—
Total	$2,665	$5,284	$30
December 31, 2011
United States	$2,659	$3,777	$84
Europe	202	1,491	1
Total	$2,861	$5,268	$85
Foreign Currency Translation
The functional currency of our foreign subsidiaries was determined to be their respective local currencies (Canadian Dollar, Philippine Peso and Great Britain Pound). Foreign currency assets and liabilities are translated at the current exchange rates at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the period. The related unrealized gains and losses from foreign currency translation are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity in the consolidated balance sheet and the consolidated statement of operations and comprehensive loss. For continuing operations, net gains and losses resulting from foreign exchange transactions are included in interest and other expense, net, in the consolidated statements of operations.
Related Party Transactions
In June 2011, we issued and sold 3.7 million shares of our common stock, together with warrants to purchase up to an aggregate 1.5 million additional shares, in a public offering. Members of our board of directors purchased 135,660 shares at a price of $1.29 per share. They also received warrants to purchase up to an additional 54,264 shares with an initial exercise price of $1.40 per share. See Note 9 for more information regarding our equity offering.

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
In May 2011, the FASB issued ASU No. 2011-04 – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The Company adopted this standard in the first quarter of 2012, as reflected in Note 8, Fair Value Measurements.

2.    NET LOSS PER SHARE
Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the year. Diluted net loss per share also gives effect, as applicable, to the potential dilutive effect of outstanding stock options and warrants, using the treasury stock method, unvested restricted share awards, and convertible securities, using the if converted method, as of the beginning of the period presented or the original issuance date, if later.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss from continuing operations	$(901)	$(2,795)	$(2,100)	$(6,019)
Loss from discontinued operations	(1,710)	(502)	(1,986)	(381)
Net loss	(2,611)	(3,297)	(4,086)	(6,400)

Weighted-average shares of common stock outstanding – basic and diluted	27,049	21,251	26,929	21,099

Basic and diluted net loss per share - continuing operations	$(0.03)	$(0.13)	$(0.08)	$(0.28)
Basic and diluted net loss per share - discontinued operations	$(0.07)	$(0.03)	$(0.07)	$(0.02)
Basic and diluted net loss per share	$(0.10)	$(0.16)	$(0.15)	$(0.30)
For the three and six months ended June 30, 2012, we excluded approximately 3.6 million and 3.7 million options, warrants and unvested restricted share awards, respectively, from the calculation of diluted net loss per share as these securities were anti-dilutive. In the three and six months ended June 30, 2011, we excluded approximately 4.2 million and 4.4 million options, warrants and unvested restricted share awards, respectively, from the calculation of diluted net loss per share as these securities were anti-dilutive.

3.    DISCONTINUED OPERATIONS
In the quarter ended June 30, 2012, the Company concluded that RSL no longer fit with the long term strategic plans of the Company as we (a) shift away from lower margin business process outsourcing ("BPO") and towards outsourced telesales services that started with outsourcing our Latin America business to a partner in the Dominican Republic, and (b) transform into a complete end-to-end B2B solution provider leveraging e-Commerce technology. The Company has engaged a broker to sell, and has committed to a plan to sell, our Manila-based operations. RSL's operating results for the three and six months ended June 30,

2012 and 2011 are reported as discontinued operations in the consolidated financial statements.
Assets are classified as held for sale when the Company commits to a plan to sell the assets and there is reasonable certainty that the sale will take place within one year. Upon classification as held for sale, long-lived assets are no longer depreciated or depleted and a measurement for impairment is performed to expense any excess of carrying value over fair value less costs to sell. Subsequent changes to estimated fair value less the cost to sell will impact the measurement of assets held for sale for assets for which fair value is determined to be less than the carrying value of the assets. We evaluated our assets held for sale and noted no impairment was necessary as of June 30, 2012. The assets and associated liabilities of RSL have been reclassified within the consolidated balance sheets as "Assets held for sale" or "Liabilities related to assets held for sale."
The accompanying unaudited consolidated statements of operations and cash flows have been reclassified for all periods presented to remove the operating results of RSL from continuing operations and presenting the results of RSL as loss from discontinued operations, net of tax. Losses from discontinued operations, net of income taxes for all periods presented reflect the operating results of our Manila-based operations and are as follows, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$2,548	$2,912	$5,107	$6,265
Cost of services	3,377	2,726	5,711	5,270
Gross margin	(829)	186	(604)	995
Operating expenses	851	640	1,360	1,295
Non-operating expenses	30	48	22	81
Loss from discontinued operations	$(1,710)	$(502)	$(1,986)	$(381)

Cost of services for the three and six months ended June 30, 2012 include $499,000 related to establishing a reserve for the bankruptcy of a client.

The following assets and liabilities have been segregated and classified as held for sale in the accompanying consolidated balance sheets at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$379	$260
Accounts receivable, net	1,599	1,672
Prepaid expenses and other current assets	174	73
Total current assets of discontinued operations held for sale	2,152	2,005
Property and equipment, net	2,092	1,799
Other non-current assets	231	360
Assets of discontinued operations held for sale	$4,475	$4,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,466	$823
Accrued compensation and benefits	766	500
Other accrued liabilities	124	82
Deferred revenue	373	11
Current portion of capital lease obligations	68	106
Current portion of notes payable	—	630
Current liabilities of discontinued operations held for sale	2,797	2,152
Capital lease obligations, less current portion	—	11
Total liabilities of discontinued operations held for sale	$2,797	$2,163

4.    PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	Estimated Useful Life	June 30, 2012	December 31, 2011
Computer equipment	3 years	$4,625	$4,602
Capitalized software and development	2-5 years	13,237	12,273
Furniture and fixtures	5 years	433	431
Leasehold improvements	Lease term	257	256
		18,552	17,562
Accumulated depreciation and amortization		(16,281)	(15,577)
Construction in process (1)		394	876
Property and equipment, net		$2,665	$2,861
 _____________

(1)
Construction in process at June 30, 2012 consists primarily of costs incurred to further develop and enhance our e-commerce platform. Estimated cost to complete these projects is in the range of $50,000 to $100,000, subject to future revisions.

5.    INTANGIBLE ASSETS
Intangibles assets consist of the following (in thousands):

	Estimated Useful Life	June 30, 2012	December 31, 2011
Developed technology	3 years	$330	$330
Customer relations	2 years	—	232
		330	562
Accumulated amortization		(300)	(477)
Intangibles assets, net		$30	$85
As of June 30, 2012, future amortization expense of intangible assets will amount to $30,000 in 2012.

6.    LONG-TERM DEBT OBLIGATIONS
Long-term debt consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Comerica term loan	$3,000	$—
Comerica revolving line	1,493	—
Bridge Bank credit facility	—	3,748
Overdraft facility	—	381
Notes payable – Optima	—	149
Notes payable – insurance	—	28
Total notes payable	4,493	4,936
Less: current portion	(600)	(4,936)
Total notes payable, less current portion	$3,893	$—

Comerica Bank Credit Facility
On June 14, 2012, the Company entered into a Loan and Security Agreement with Comerica Bank (the "Credit Facility"), replacing Bridge Bank, N.A. as the Company's primary lender. The maximum amount of credit available to the Company under the Credit Facility is $5 million, comprised of a $3 million term loan facility ("Term Loan") and a $2 million revolving line of credit ("Revolving Line"), which includes a $500,000 sub-facility for letters of credit and certain credit card services. The Company may request advances under the Term Loan until December 14, 2012. Any Term Loan advances that are outstanding on December 14, 2012 will be payable in thirty equal monthly installments of principal, plus accrued interest, beginning on January 1, 2013 and ending on June 14, 2015.
Rainmaker also may request additional advances under the Revolving Line in an aggregate outstanding amount not to exceed the lesser of (i) the Revolving Line or (ii) the borrowing base, which is 80% of the Company's eligible accounts receivable balances, less the aggregate face amount of letters of credit issued and the aggregate limits of any credit cards issued and any merchant credit card processing reserves. Amounts borrowed under the Revolving Line are due on December 14, 2013. The interest rate per annum for advances under the Credit Facility is the Prime Referenced Rate, as defined in the Credit Facility, plus the applicable margin. The applicable margin is one and one half percent (1.50%) per annum for the Revolving Line and two and one quarter percent (2.25%) per annum for the Term Loan. The interest rate on our Term Loan and Revolving Line were 5.50% and 4.75%, respectively, as of June 30, 2012.
The Credit Facility is secured by substantially all of Rainmaker’s consolidated assets. Rainmaker must comply with certain financial covenants, including maintaining unrestricted cash with Comerica Bank equal to the greater of $1 million or the aggregate outstanding amount of Term Loan advances, and not less than $1 million upon achieving positive cash flow, and maintaining a minimum liquidity ratio with respect to all indebtedness owing to Comerica Bank of at least 1.25 to 1.00. The Credit Facility contains customary covenants that will, subject to limited exceptions, require Comerica's approval to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, material adverse events, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Credit Facility. As of June 30, 2012, we were in compliance with all loan covenants.

Bridge Bank Credit Facility
In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank (the “ Bridge Credit Facility”). The Bridge Credit Facility, as last amended in November 2011, had a maturity date of December 10, 2012. The maximum amount of credit that could be borrowed under the Bridge Credit Facility was $6 million, subject to a borrowing base, and included a $1.0 million sub-facility for standby letters of credit. The interest rate per annum for advances under the Bridge Credit Facility was equal to the greater of (i) 3.5%, or (ii) one quarter of one percent (0.25%) above the prime lending rate. In June 2012, we terminated the Bridge Credit Facility and repaid all borrowings thereunder.
In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. The letter of credit was issued by Bridge Bank and as of June 30, 2012, no amounts had been drawn against the letter of credit.
In December 2010, we issued an irrevocable standby letter of credit in the amount of £250,000 Great Britain Pounds to Barclays Bank PLC to secure our overdraft facility described below. The letter of credit was issued by Bridge Bank and we terminated this letter of credit in June 2012.

Overdraft Facility
On November 25, 2010, our subsidiary, Rainmaker EMEA Limited, established an overdraft facility with Barclays Bank PLC in the amount of £247,500 Great Britain Pounds. This overdraft facility was secured by a £250,000 standby letter of credit issued by Bridge Bank as noted above. In June 2012, we repaid and terminated the overdraft facility.
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
Notes Payable – insurance
On August 4, 2011, we entered into an agreement with AON Private Risk Management to finance our 2011 - 2012 insurance premiums with AFCO Acceptance Corporation in the amount of $57,000. The interest rate on the note payable was 6.992% and the note was payable in ten equal monthly installment payments beginning in August 2011. The liability was fully settled in May 2012. As of June 30, 2012, there was no remaining liability under this financing agreement.

7.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of June 30, 2012, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2014. All of these leases are described in more detail below. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and upfront cash flow related to purchasing the assets.
In October 2009, we executed a second amendment to the operating lease for our corporate headquarters in Campbell, California to reduce our lease cost. Under this amendment, we reduced the amount of space that we lease by 6,719 square feet to 16,430 square feet starting October 1, 2009, and reduced our lease cost per square foot by approximately 18%. We obtained a first right of refusal to the reduced space (6,719 square feet). Under this second amendment, the lease will expire on January 31, 2013. Annual gross rent under the amended lease was approximately $227,000 in the first year of the lease which ended September 30, 2010, and increases by approximately 5% each year thereafter for the remaining term. In addition, we will continue to pay our proportionate share of operating costs and taxes based on our occupancy, and a letter of credit issued to the landlord in the amount of $100,000 for a security deposit will remain in place.
In September 2011, we extended an existing lease in Austin, Texas on approximately 21,388 square feet of space for a term of 24 months through December 31, 2013. Annual rent under the lease approximates $212,000, or $18,000 monthly. Additionally, we pay our proportionate share of maintenance on the common areas in the business park.

With our acquisition of Optima in January 2010, we assumed an office lease in the United Kingdom in Godalming outside of London, where we have call center operations. This cancellable lease, which was expanded to accommodate growth in October 2010, commenced in November 2009, has a three-year term and terminates in October 2012. In September 2011, we leased additional space in Godalming due to the continued expansion of our European operations. This lease has a one-year term. Combined annual base rent for these facilities is £180,000 Great Britain Pounds. Based on the exchange rate at June 30, 2012, annual rent is approximately $281,000 in U.S. dollars.

Rent expense under operating lease agreements for continuing operations during the six months ended June 30, 2012 and 2011 was $418,000 and $476,000, respectively. Rent expense for the six months ended June 30, 2012 and 2011 includes $0 and $99,000, respectively, related to the closure of our Montreal facility.
Our Manila-based operations, whose operating results for the three and six months ended June 30, 2012 and 2011 are reported as discontinued operations, have lease commitments as of June 30, 2012. On May 1, 2010, we executed a lease for approximately 15,852 square feet of call center space in the Alphaland Southgate Tower in Makati City. The lease has a three-year term and terminates on April 30, 2013. Based on the exchange rate as of June 30, 2012, and the free and discounted base rent included in the lease agreement, our annual base rent for this space will be approximately $236,000 in the final year of the lease. In April 2012, we entered into an agreement to lease approximately 43,000 square feet of call center space in the Greenfield District of Manila. The lease has a two-year term and terminates in March 2014. This facility is being utilized to better accommodate our current operations in Manila and provides additional space for expansion of those operations. Based on the exchange rate as of June 30, 2012, and the free and discounted base rent, our annual base rent for this space will be approximately $451,000 per year.
Guarantees
In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. The letter of credit was issued by Bridge Bank and as of June 30, 2012, no amounts had been drawn against the letter of credit. On July 18, 2012, we obtained and issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. The letter of credit was issued under the Comerica Bank Facility, described above, to replace the previously issued Bridge Bank standby letter of credit.

Our customer contracts typically require us to contingently indemnify against certain qualified third party claims. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of June 30, 2012 and December 31, 2011.
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

8.    FAIR VALUE MEASUREMENTS
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

Level 3	— Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
A summary of the activity of the fair value of the Level 3 liabilities for the three months ended June 30, 2012 is as follows (in thousands):

	Beginning Value of Level 3 Liabilities	Transfers Out	Gain on Fair Value Re- measurement	Foreign Currency Adjustment	Ending Fair Value of Level 3 Liabilities
Common stock warrant liability	$510	$—	$(15)	$—	$495
A summary of the activity of the fair value of the Level 3 liabilities for the six months ended June 30, 2012 is as follows (in thousands):

	Beginning Value of Level 3 Liabilities	Transfers Out	Gain on Fair Value Re- measurement	Foreign Currency Adjustment	Ending Fair Value of Level 3 Liabilities
Contingent consideration — Optima (1)	$225	$(225)	$—	$—	$—
Common stock warrant liability	$517	$—	$(22)	$—	$495
____________

(1)
The contingent consideration paid under the Optima stock purchase agreement was $225,000 based on the achievement of certain performance metrics for the calendar year ended December 31, 2011. The contingent consideration payment was transferred from our fair value measurements once the final calculation was determinable. The liability was settled in April 2012 in accordance with the guidelines of the Optima stock purchase agreement.

The following table represents the fair value hierarchy for our financial assets and liabilities held by us measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
June 30, 2012
Assets:
Money market funds (1)	$4,475	$—	$—
Liabilities:
Common stock warrant liability (2)	$—	$—	$495
December 31, 2011
Assets:
Money market funds (1)	$5,652	$—	$—
Liabilities:
Common stock warrant liability (2)	$—	$—	$517
Contingent consideration—Optima (3)	$—	$—	$225
  ____________

(1)	Money market funds are valued using active quoted market rates.

(2)
The fair value of our common stock warrant liability (see Note 9 - Stockholders' Equity) is determined using the Black–Scholes valuation method utilizing the quoted price of our common stock in an active market. Volatility is estimated based on the historical market activity of our stock. The expected life is based on the remaining contractual term of the warrants and the risk free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants' remaining contractual term. See detailed inputs below.

(3)
Contingent consideration - Optima was valued as of December 31, 2011 based on the achievement of the performance metrics listed in the stock purchase agreement. The $225,000 contingent consideration was paid in accordance with the Optima stock purchase agreement in April 2012.

The Company uses the Black-Scholes model to value our common stock warrant liability. The following are the assumptions used to measure the accrued warrant liability at June 30, 2012 and December 31, 2011, which were determined in a manner consistent with that described for stock option awards as set forth in Note 9:

	June 30,	December 31,
	2012	2011
Expected life in years	4.00	4.50
Volatility	65.99%	65.99%
Risk-free interest rate	1.40%	0.83%
Dividend rate	—%	—%
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

9.    STOCKHOLDERS' EQUITY
Equity Offering
In June 2011, we issued and sold 3.7 million shares of our common stock, together with warrants to purchase up to an aggregate 1.5 million additional shares, in a public offering. The offering was made pursuant to a prospectus filed with our shelf registration statement on Form S-3 (File No. 333-171946), which was filed with the SEC on January 28, 2011, amended on February 18, 2011 and declared effective by the SEC on March 7, 2011, the prospectus supplement dated June 22, 2011, and the free writing prospectus dated June 23, 2011. We received gross cash proceeds of approximately $3.9 million from the equity offering. The $3.3 million of net cash proceeds from the offering will continue to be used for general corporate purposes, including working capital and capital expenditures.
The 1.5 million warrants issued through the public offering have an initial 5-year term and an exercise price of $1.40 per share and are exercisable beginning six months after their issuance date. If at any time the shares of common stock issuable thereunder are not registered for resale pursuant to an effective registration statement, the warrants may be exercised by way of a cashless exercise. The warrants also contain provisions that protect the holders thereof against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events. In addition, the placement agent received a warrant to purchase a number of shares of common stock equal to three percent (3.0%) of the number of shares purchased by investors in the offering, which approximates 110,000 shares. The placement agent warrant has an initial 5-year term and an exercise price of $1.05 per share and is exercisable beginning six months after its issuance date. The placement agent warrant may also be exercised by way of a cashless exercise. The placement agent warrant also contains provisions that protect its holder against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events.
We have classified all of the above mentioned warrants as liabilities under the caption "Common stock warrant liability" and recorded the liability at its estimated fair value with the corresponding gains as a separate line item after operating loss from operations, under the caption "Gain due to change in fair value of warrant liability." See Note 8 for disclosure regarding the fair value of financial instruments.
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
During the three and six months ended June 30, 2012, we had restricted stock awards that vested. We are required to withhold income taxes at statutory rates based on the closing market value of the vested shares on the date of vesting. We offer employees the ability to have vested shares withheld by us in an amount equal to the amount of taxes to be withheld. Based on this, we purchased 50,235 and 105,445 shares during the three and six months ended June 30, 2012, with a cost of approximately $33,000 and $76,000, from employees to cover federal and state taxes due.
We account for stock-based compensation awards issued to employees and directors using the guidance from FASB ASC 718, Compensation-Stock Compensation. ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. This guidance requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations and comprehensive loss.
The fair value of stock options is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions, including expected time to exercise, future stock price volatility, risk-free interest rates, and dividend rates which greatly affect the calculated values. Stock-based compensation expense is recorded net of an estimated forfeiture rate and trued-up upon vesting. These factors could change in the future, which would affect the stock-based compensation expense in future periods. The estimated fair value of stock-based compensation awards is amortized using the straight-line method over the vesting period of the awards.
We expense stock-based compensation to the same expense categories that the respective award grantee’s salary expense is reported. The table below reflects stock-based compensation expense for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock-based compensation expense included in:
Cost of services	$28	$21	$53	$49
Sales and marketing	12	53	22	86
Technology and development	32	44	43	97
General and administrative	143	309	272	810
	$215	$427	$390	$1,042
At June 30, 2012, approximately $861,000 of stock-based compensation relating to unvested awards had not been amortized and will be expensed in future periods through 2016. Under current grants that are unvested and outstanding, approximately $323,000 will be expensed in the remainder of 2012 as stock-based compensation, subject to true-up adjustments for forfeitures and vestings during the year.
We calculate the value of our stock option awards when they are granted. Accordingly, we update our valuation assumptions for the risk-free interest rate on the date of grant. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants, stock volatility and an estimated forfeiture rate. During the six months ended June 30, 2012 and 2011, the weighted average valuation assumptions for stock option awards and forfeiture rates used for the expense calculations for stock option and restricted stock awards were as follows:

	Six Months Ended
	June 30,
	2012	2011
Expected life in years	3.76	3.76
Volatility	65.99%	65.99%
Risk-free interest rate	0.48%	1.20%
Dividend rate	—%	—%
Forfeiture Rates:
Options	27.61%	27.61%
Restricted stock	15.04%	15.04%
Expected life of our option grants is estimated based on our analysis of our actual historical option exercises and cancellations. Expected stock price volatility is based on the historical volatility from traded shares of our stock over the expected term. The risk-free interest rate is based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. We have not historically paid dividends and we do not expect to pay dividends in the near term and therefore we have set the dividend rate at zero.
A summary of activity under our 2003 Plan for the six months ended June 30, 2012 is as follows:

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2011	403,189	1,021,288	$1.59
Authorized	1,000,000	—	—
Options granted	(65,000)	65,000	0.75
Restricted stock awards granted	(530,000)	—	—
Options canceled	250,736	(250,736)	1.33
Restricted stock awards forfeited	308,375	—	—
Balance at June 30, 2012	1,367,300	835,552	$1.60

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
The following table summarizes the activity with regard to restricted stock awards during the six months ended June 30, 2012. Restricted stock awards are issued from the 2003 Plan and any issuances reduce the shares available for grant as indicated in the previous table. Restricted stock awards are valued at the closing market price of our stock on the date of the grant.

	Number of Shares	Weighted Average Grant Price
Balance of nonvested shares at December 31, 2011	1,345,875	$1.03
Granted	530,000	0.77
Vested	(401,250)	0.72
Forfeited	(308,375)	0.99
Balance of nonvested shares at June 30, 2012	1,166,250	$0.88
The total fair value of the nonvested restricted stock awards at grant date was $1 million as of June 30, 2012.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Among the important factors which could cause actual results to differ materially from those in the forward-looking statements include general market conditions, the current very difficult macro-economic environment and its impact on our business as our clients are reducing their overall marketing spending and our clients’ customers are reducing their purchase of services contracts, the high degree of uncertainty and our limited visibility due to economic conditions, our ability to execute our business strategy, our ability to integrate acquisitions without disruption to our business, our ability to sell our Manila operations in a timely manner, our ability to transition to a new chief executive officer without disruption to our business, the effectiveness of our sales team and approach, our ability to target, analyze and forecast the revenue to be derived from a client and the costs associated with providing services to that client, the date during the course of a calendar year that a new client is acquired, the length of the integration cycle for new clients and the timing of revenues and costs associated therewith, our client concentration given that we are currently dependent on a few significant client relationships, potential competition in the marketplace, the ability to retain and attract employees, market acceptance of our service programs and pricing options, our ability to maintain and develop our existing technology platform and to deploy new technology, our ability to sign new clients and control expenses, the possibility of the discontinuation of some client relationships, the potential for additional litigation and adverse outcomes to litigation we are currently involved in, the financial condition of our clients’ businesses, our ability to raise additional equity or debt financing and other factors as detailed in Part I Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 30, 2012 and amended on April 30, 2012.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to update such forward-looking statements publicly for any reason even if new information becomes available in the future, except as may be required by law.

Overview
We are a leading global provider of business-to-business, or B2B, e-commerce solutions that drive online sales and renewal for products, subscriptions and training for our clients and their channel partners. Rainmaker provides these solutions on a global basis supporting multiple payment methods, currencies and language capabilities.  A key differentiator of the Rainmaker solution is the fact that we provide global B2B e-commerce solutions enhanced by global sales agents. We offer three primary solutions designed to increase revenue for our clients from their small and medium-sized business customers:

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
With the establishment of our Canadian foreign subsidiary and the subsequent purchase of Canadian based assets in 2007, we adopted a policy for recording foreign currency transactions and translation in accordance with FASB ASC 830, Foreign Currency Matters. For our Canadian subsidiary, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at period-end exchange rates, and statement of operations items are translated at an average exchange rate prevailing during the period. Such translation adjustments are recorded in accumulated comprehensive loss, a component of stockholders’ equity, and in the consolidated statements of operations and comprehensive loss. Also in 2007, we acquired Qinteraction Limited and its Philippine-based subsidiary. As a result of this acquisition, we also adopted the policy mentioned above for recording foreign currency transactions and translations for this subsidiary as the functional currency has been determined to be the local currency for the Philippine-based subsidiary. In January of 2009, we established our Rainmaker Europe subsidiary in the United Kingdom. We adopted the policy mentioned above for recording foreign currency transactions and translations for this subsidiary as the functional currency has been determined to be the local currency (Great Britain Pound) for the UK-based subsidiary. For continuing operations, gains and losses from foreign currency denominated transactions are included in interest and other expense, net, in the consolidated statements of operations.
Except for the presentation of our Manila-based operations as discontinued operations, discussed in Note 3, management believes there have been no significant changes during the six months ended June 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 30, 2012 and amended on April 30, 2012.

Results of Operations
The following table sets forth for the periods given selected financial data as a percentage of our net revenue. The table and discussion below should be read in connection with the financial statements and the notes thereto which appear elsewhere in this report as well as with our financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	56.3	57.1	56.5	58.7
Gross margin	43.7%	42.9%	43.5%	41.3%
Operating expenses:
Sales and marketing	7.3	15.3	7.9	15.7
Technology and development	22.2	33.6	23.5	31.4
General and administrative	20.1	26.4	20.7	31.4
Depreciation and amortization	5.8	10.0	6.1	11.8
Gain on fair value re-measurement	—	—	—	(0.6)
Total operating expenses	55.4%	85.3%	58.2%	89.7%
Operating loss	(11.7)	(42.4)	(14.7)	(48.4)
Gain due to change in fair value of warrant liability	(0.2)	(0.4)	(0.2)	(0.2)
Interest and other expense, net	0.6	0.4	0.5	0.5
Loss before income tax expense	(12.1)%	(42.4)%	(15.0)%	(48.7)%
Income tax expense	0.9	0.7	0.9	0.7
Net loss from continuing operations	(13.0)%	(43.1)%	(15.9)%	(49.4)%
Loss from discontinued operations, net of tax	(24.8)	(7.8)	(14.9)	(3.1)
Net loss	(37.8)	(50.9)	(30.8)	(52.5)

Foreign currency translation adjustments	(1.6)	(4.1)	(0.8)	(2.3)
Comprehensive loss	(39.4)%	(55.0)%	(31.6)%	(54.8)%

Comparison of Three Months Ended June 30, 2012 and 2011
Net Revenue. Net revenue increased $427,000, or 9%, to $6.9 million in the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.
The following table shows the change in net revenue by product line between the periods (in thousands):

	Three Months Ended June 30,		$ Change	% Change
	2012	2011
Contract sales	$2,709	$2,156	$553	26%
Lead development	3,399	3,428	(29)	(1)%
Training sales	787	884	(97)	(11)%
Total	$6,895	$6,468	$427	7%
Net revenue from our contract sales increased compared to the prior year due to growth in our eCommerce business. Lead development net revenue decreased compared to the prior year due to the elimination of non-strategic client programs in our Europe operations, offset by multiple new programs with Microsoft, a significant client in both 2011 and 2012. Training sales net revenue also decreased over the comparative 2011 period due to net client attrition.
Cost of Services and Gross Margin. Cost of services increased $186,000, or 5%, to $3.9 million in the three months ended June 30, 2012, as compared to the 2011 comparative period, due to revenue growth, offset by cost saving initiatives implemented in 2011 and the first quarter of 2012. Our gross margin percentage was 44% and 43%, respectively, in the three months ended June 30, 2012 and 2011. The improvement in gross margin was due to cost savings initiatives.
Sales and Marketing Expenses. Sales and marketing expenses decreased $486,000, or 49%, to $505,000 in the three months ended June 30, 2012, as compared to the 2011 comparative period. The change was primarily attributable to a decrease in personnel costs of $262,000, a decrease in travel costs of $114,000 and a reduction in stock compensation expense of $41,000.
Technology and Development Expenses. Technology and development expenses decreased $644,000, or 30%, to $1.5 million during the three months ended June 30, 2012, as compared to the 2011 comparative period. The decrease was primarily attributable to decreases in personnel costs of approximately $304,000, decreases in equipment expense of $166,000, and reduced telecommunication costs of $122,000.
General and Administrative Expenses. General and administrative expenses decreased $321,000, or 19%, to $1.4 million during the three months ended June 30, 2012, as compared to the 2011 comparative period. The decrease was primarily due to reduced stock compensation expense of $162,000, decreases in personnel costs of approximately $109,000 and a reduction of $75,000 in board of directors' compensation.
Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $248,000, or 38%, to $402,000 for the three months ended June 30, 2012, as compared to the 2011 comparative period. Depreciation and amortization expense decreased due to software and equipment assets becoming fully depreciated and acquisition related intangible assets becoming fully amortized.
Interest and Other Expense, Net. The components of interest and other expense, net are as follows (in thousands):

	Three Months Ended June 30,		Change
	2012	2011
Interest expense, net	30	30	—
Currency translation gain	13	(2)	(15)
Total	$43	$28	$(15)

Net interest expense remained consistent in the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.
The currency translation gain is primarily due to the fluctuation of currency exchange rates on our former borrowing facilities and note payable, denominated in United States Dollars, owed by our foreign subsidiaries. This includes our former overdraft facility payable to Barclays Bank by our United Kingdom subsidiary. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.
Income Tax Expense. Income tax expense increased $21,000, or 48%, to $65,000 for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. Our income tax expense for the three months ended June 30, 2012 was based on our estimate of taxable income for the full year ending December 31, 2012, and primarily consists of estimates of foreign taxes and domestic gross margin taxes for certain states.
Loss from Discontinued Operations, Net of Tax. Loss from discontinued operations was $1.7 million for the three months ended June 30, 2012, as compared to $502,000 in the three months ended June 30, 2011. The change was due primarily to establishing a reserve for the bankruptcy of a client in the amount of $499,000, costs related to the exit of our BPI lease and the move into a larger facility to accommodate future expansion of $445,000 and the initial costs incurred to launch a significant new program of $210,000.
Comparison of Six Months Ended June 30, 2012 and 2011
Net Revenue. Net revenue increased $1.1 million, or 9%, to $13.3 million in the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.
The following table shows the change in net revenue by product line between the periods (in thousands):

	Six Months Ended June 30,		$ Change	% Change
	2012	2011
Contract sales	$4,851	$4,264	$587	14%
Lead development	6,849	6,157	692	11%
Training sales	1,596	1,772	(176)	(10)%
Total	$13,296	$12,193	$1,103	9%
Net revenue from our contract sales increased compared to the prior year due to growth in our eCommerce business. Net revenue from our lead development product line increased significantly compared to the prior year due to multiple new programs with Microsoft, a significant client in both 2011 and 2012. Net revenue from our training sales product line decreased compared to the prior year due to net client attrition.
Cost of Services and Gross Margin. Cost of services increased $355,000, or 5%, to $7.5 million in the six months ended June 30, 2012, as compared to the 2011 comparative period, due primarily to the new Microsoft programs offset by cost saving initiatives implemented in 2011 and the first quarter of 2012. Our gross margin percentage was 44% and 41% in the six months ended June 30, 2012 and 2011, respectively. The improvement in gross margin was due to cost savings initiatives.
Sales and Marketing Expenses. Sales and marketing expenses decreased $875,000, or 46%, to $1.0 million in the six months ended June 30, 2012, as compared to the 2011 comparative period. The change was primarily due to a decrease in personnel costs of $469,000, a reduction in travel costs of $191,000, a reduction in sales commissions of $86,000 and a decrease in marketing costs of $35,000.
Technology and Development Expenses. Technology and development expenses decreased $701,000, or 18%, to $3.1 million during the six months ended June 30, 2012, as compared to the 2011 comparative period. The decrease was primarily attributable to a decrease in personnel costs of approximately $385,000, a decrease in equipment expense of $180,000 and a reduction in telecommunication costs of $179,000.
General and Administrative Expenses. General and administrative expenses decreased $1.1 million, or 28%, to $2.8 million during the six months ended June 30, 2012, as compared to the 2011 comparative period. The decrease was primarily due to reduced stock compensation expense of $502,000, a decrease in personnel costs of $266,000, a decrease in board of directors' compensation of $150,000 and a reduction in legal fees of $86,000.
Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $638,000, or 44%, to $806,000 for the six months ended June 30, 2012, as compared to the 2011 comparative period. Depreciation and amortization expense decreased due to software and equipment assets becoming fully depreciated and acquisition related intangible assets becoming fully amortized.
Interest and Other Expense, Net. The components of interest and other expense, net are as follows (in thousands):

	Six Months Ended June 30,		Change
	2012	2011
Interest expense	61	68	7
Currency translation gain	10	(12)	(22)
Total	$71	$56	$(15)

Net interest expense remained consistent in the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.
The currency translation gain is primarily due to the fluctuation of currency exchange rates on our former borrowing facilities and note payable, denominated in United States Dollars, owed by our foreign subsidiaries. This includes our former overdraft facility payable to Barclays Bank by our United Kingdom subsidiary. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.
Income Tax Expense. Income tax expense increased $30,000, or 34%, to $118,000 for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. Our income tax expense for the six months ended June 30, 2012 was based on our estimate of taxable income for the full year ending December 31, 2012, and primarily consists of estimates of foreign taxes and domestic gross margin taxes for certain states.
Loss from Discontinued Operations, Net of Tax. Loss from discontinued operations was $2 million for the six months ended June 30, 2012, as compared to $381,000 in the six months ended June 30, 2011. The change was due primarily to establishing a reserve for the bankruptcy of a client in the amount of $499,000, costs related to the exit of our BPI lease and the move into a larger facility to accommodate future expansion of $445,000, the initial costs incurred to launch a significant new program of $210,000 and lower revenue due to net customer attrition.

Liquidity and Sources of Capital
Cash used in operating activities for the six months ended June 30, 2012 was $455,000, as compared to cash used in operating activities of $2.7 million in the six months ended June 30, 2011. Cash used in operating activities in the six months ended June 30, 2012 was primarily a net loss from continuing operations totaling $2.1 million and cash used by discontinued operations of $410,000, offset by changes in operating assets and liabilities that provided cash of $911,000 and non-cash expenses for depreciation and amortization of property and intangibles of $806,000 and stock-based compensation expenses of $390,000.
Cash used in operating activities for the six months ended June 30, 2011 was $2.7 million primarily the result of net loss from continuing operations of $6 million, offset by non-cash expenses for depreciation and amortization of property and intangibles of $1.4 million, stock-based compensation expenses of $1.0 million, changes in operating assets and liabilities that provided cash of $437,000 and cash provided by discontinued operations of $480,000.
Cash used in investing activities was $1.3 million in the six months ended June 30, 2012, as compared to cash used in investing activities of $808,000 in the six months ended June 30, 2011. The change was primarily the result of increases in capital expenditures used by our discontinued operations of approximately $698,000 during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, offset by a reduction in capital expenditures used by continuing operations of $280,000 during the same period.
Cash used in financing activities was approximately $798,000 in the six months ended June 30, 2012, as compared to cash provided by financing activities of $3.3 million in the six months ended June 30, 2011. Cash used in financing activities was primarily a result of cash used by discontinued operations of $680,000 and purchases of $191,000 of treasury stock from employees for shares withheld for income taxes payable on restricted stock awards vested during the six months ended June 30, 2012. Cash provided by financing activities in the six months ended June 30, 2011 was primarily result of the $3.4 million in proceeds from our June 2011 offering of common stock.

Our principal source of liquidity as of June 30, 2012 consisted of $6.0 million of cash and cash equivalents. We believe that our cash and cash equivalent balance and anticipated improvements in cash flows from operations due to forecasted revenue growth and operating cash savings from our implemented cost saving initiatives will be sufficient to meet our operating requirements for the next twelve months. We will likely elect to maintain our current level of borrowings to assist in funding our future growth and working capital requirements. Our debt balance as of June 30, 2012 was $4.5 million. During the six months ended June 30, 2012, our cash and cash equivalents decreased by $2.5 million, of which $1.8 million was related to our discontinued Manila operations. If forecasted revenue growth does not materialize, if we are unsuccessful in reducing the usage of cash to fund our operations or if we are unable to timely sell our Manila operations, we will be required to seek additional external financing or further reduce operating costs, which could jeopardize our current operations and future strategic initiatives and business plans. However, external financing sources may not be available, may be inadequate to fund our operations, or may be on terms unfavorable to the Company.
Credit Arrangements
On June 14, 2012, the Company entered into a Loan and Security Agreement with Comerica Bank (the "Credit Facility"), replacing Bridge Bank, N.A. as the Company's primary lender. The maximum amount of credit available to the Company under the Credit Facility is $5 million, comprised of a $3 million term loan facility ("Term Loan") and a $2 million revolving line of credit ("Revolving Line"), which includes a $500,000 sub-facility for letters of credit and certain credit card services. The Company may request advances under the Term Loan until December 14, 2012. Any Term Loan advances that are outstanding on December 14, 2012 will be payable in thirty equal monthly installments of principal, plus accrued interest, beginning on January 1, 2013 and ending on June 14, 2015.
Rainmaker also may request additional advances under the Revolving Line in an aggregate outstanding amount not to exceed the lesser of (i) the Revolving Line or (ii) the borrowing base, which is 80% of the Company's eligible accounts receivable balances, less the aggregate face amount of letters of credit issued and the aggregate limits of any credit cards issued and any merchant credit card processing reserves. Amounts borrowed under the Revolving Line are due on December 14, 2013. The interest rate per annum for advances under the Credit Facility is the Prime Referenced Rate, as defined in the Credit Facility, plus the applicable margin. The applicable margin is one and one half percent (1.50%) per annum for the Revolving Line and two and one quarter percent (2.25%) per annum for the Term Loan. The interest rate on our Term Loan and Revolving Line were 5.50% and 4.75%, respectively, as of June 30, 2012.
The Credit Facility is secured by substantially all of Rainmaker’s consolidated assets. Rainmaker must comply with certain financial covenants, including maintaining unrestricted cash with Comerica Bank equal to the greater of $1 million or the aggregate outstanding amount of Term Loan advances, and not less than $1 million upon achieving positive cash flow, and maintaining a minimum liquidity ratio with respect to all indebtedness owing to Comerica Bank of at least 1.25 to 1.00. The Credit Facility contains customary covenants that will, subject to limited exceptions, require Comerica's approval to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, material adverse events, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Credit Facility. As of June 30, 2012, we were in compliance with all loan covenants.

Off-Balance Sheet Arrangements
Leases Commitments
As of June 30, 2012, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2013. All of these leases are described in more detail below. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and upfront cash flow related to purchasing the assets.
In October 2009, we executed a second amendment to the operating lease for our corporate headquarters in Campbell, California to reduce our lease cost. Under this amendment, we reduced the amount of space that we lease by 6,719 square feet to 16,430 square feet starting October 1, 2009, and reduced our lease cost per square foot by approximately 18%. We obtained a first right of refusal to the reduced space (6,719 square feet). Under this second amendment, the lease will expire on January 31, 2013. Annual gross rent under the amended lease was approximately $227,000 in the first year of the lease which ended September 30, 2010, and increases by approximately 5% each year thereafter for the remaining term. In addition, we will continue to pay our proportionate share of operating costs and taxes based on our occupancy and a letter of credit issued to the landlord in the amount of $100,000 for a security deposit will remain in place.
In September 2011, we extended an existing lease in Austin, Texas on approximately 21,388 square feet of space for a term of 24 months through December 31, 2013. Annual rent in the facility approximates $212,000, or $18,000 monthly. Additionally, we pay our proportionate share of maintenance on the common areas in the business park.
With our acquisition of Optima in January 2010, we assumed an office lease in the United Kingdom in Godalming outside of London, where we have call center operations. This cancellable lease, which was expanded to accommodate growth in October 2010, commenced in November 2009, has a three-year term and terminates in October 2012. In September 2011, we leased additional space in Godalming due to the continued expansion of our European operations. This lease has a one-year term. Combined annual base rent for these facilities is £180,000 Great Britain Pounds. Based on the exchange rate at June 30, 2012, annual rent is approximately $281,000 in U.S. dollars.

Rent expense under operating lease agreements for continuing operations during the six months ended June 30, 2012 and 2011 was $418,000 and $476,000, respectively. Rent expense for the six months ended June 30, 2012 and 2011 includes $0 and $99,000, respectively, related to the closure of our Montreal facility.
Our Manila-based operations, whose operating results for the three and six months ended June 30, 2012 and 2011 are reported as discontinued operations, have lease commitments as of June 30, 2012. On May 1, 2010, we executed a lease for approximately

15,852 square feet of call center space in the Alphaland Southgate Tower in Makati City. The lease has a three-year term and terminates on April 30, 2013. Based on the exchange rate as of June 30, 2012, and the free and discounted base rent included in the lease agreement, our annual base rent for this space will be approximately $236,000 in the final year of the lease. In April 2012, we entered into an agreement to lease approximately 43,000 square feet of call center space in the Greenfield District of Manila. The lease has a two-year term and terminates in March 2014. This facility is being utilized to better accommodate our current operations in Manila and provides additional space for expansion for those operations. Based on the exchange rate as of June 30, 2012, and the free and discounted base rent, our annual base rent for this space will be approximately $451,000.
Guarantees
In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. The letter of credit was issued by Bridge Bank and as of June 30, 2012, no amounts had been drawn against the letter of credit.

Our customer contracts typically require us to contingently indemnify against certain qualified third party claims. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of June 30, 2012 and December 31, 2011.

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
In May 2011, the FASB issued ASU No. 2011-04 – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The Company adopted this standard in the first quarter of 2012, as reflected in Note 8, Fair Value Measurements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures
As of June 30, 2012, our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)	Change in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the second quarter of our 2012 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The table below presents share repurchase activity for the three months ended June 30, 2012. The shares were repurchased by us in connection with satisfaction of tax withholding obligations on vested restricted stock units.

Period	Total Number of Shares (or Units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
April 2012	3,717	$0.76	N/A	N/A
May 2012	44,179	$0.64	N/A	N/A
June 2012	2,339	$0.65	N/A	N/A
Total	50,235	$0.65	N/A	N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

(a)	Exhibits
The following exhibits are filed with this report as indicated below:

10.1	Loan and Security Agreement dated as of June 14, 2012, between Rainmaker Systems, Inc. and Comerica Bank.

10.2†	Master Services Agreement dated as of March 21, 2012 and Statement of Work #2 dated as of June 1, 2012, between Rainmaker Systems, Inc. and Comcast Cable Communications Management, LLC.

10.3†	Statement of Work to the Vendor Service Agreement dated as of July 23, 2012, between Rainmaker Systems, Inc. and Microsoft Corporation.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

101*
The following materials from Rainmaker Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.

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

RAINMAKER SYSTEMS, INC.

Dated:	August 14, 2012	/s/ Michael Silton
Michael Silton
President, Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Timothy Burns
Timothy Burns
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)