Form 10-Q
period 2012-09-30
RAINMAKER SYSTEMS INC
filed 2012-11-14
CIK 1094007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of November 9, 2012, the registrant had 27,186,992 shares of Common Stock, $0.001 par value, outstanding.

RAINMAKER SYSTEMS, INC.
FORM 10-Q
AS OF SEPTEMBER 30, 2012

PART I.—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,425	$8,490
Restricted cash	28	18
Accounts receivable, net	4,520	4,587
Prepaid expenses and other current assets	1,543	876
Assets held for sale	4,023	4,164
Total current assets	14,539	18,135
Property and equipment, net	2,631	2,861
Intangible assets, net	2	85
Goodwill	5,337	5,268
Other non-current assets	410	422
Total assets	$22,919	$26,771
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,888	$5,702
Accrued compensation and benefits	550	740
Other accrued liabilities	3,158	3,097
Deferred revenue	2,154	2,629
Current portion of notes payable	955	4,306
Liabilities related to assets held for sale	2,327	2,163
Total current liabilities	16,032	18,637
Deferred tax liability	525	473
Long-term deferred revenue	78	103
Common stock warrant liability	832	517
Notes payable, less current portion	3,593	—
Total liabilities	21,060	19,730
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 29,294,663 shares issued and 27,271,238 shares outstanding at September 30, 2012 and 28,686,486 shares issued and 26,812,935 shares outstanding at December 31, 2011	27	26
Additional paid-in capital	130,129	129,373
Accumulated deficit	(123,662)	(117,926)
Accumulated other comprehensive loss	(1,912)	(1,827)
Treasury stock, at cost, 2,023,425 shares at September 30, 2012 and 1,873,551 shares at December 31, 2011	(2,723)	(2,605)
Total stockholders’ equity	1,859	7,041
Total liabilities and stockholders’ equity	$22,919	$26,771
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenue	$6,900	$7,089	$20,196	$19,282
Cost of services	3,808	4,189	11,315	11,341
Gross margin	3,092	2,900	8,881	7,941
Operating expenses:
Sales and marketing	524	1,015	1,569	2,935
Technology and development	1,199	1,832	4,318	5,652
General and administrative	1,486	1,898	4,238	5,725
Depreciation and amortization	420	524	1,226	1,968
Loss on fair value re-measurement	—	114	—	44
Total operating expenses	3,629	5,383	11,351	16,324
Operating loss	(537)	(2,483)	(2,470)	(8,383)
Loss (gain) due to change in fair value of warrant liability	337	(70)	315	(95)
Interest and other expense, net	63	43	134	99
Loss before income tax expense	(937)	(2,456)	(2,919)	(8,387)
Income tax expense (benefit)	7	(15)	125	73
Net loss from continuing operations	(944)	(2,441)	(3,044)	(8,460)
Loss from discontinued operations, net of tax	(706)	(245)	(2,692)	(626)
Net loss	$(1,650)	$(2,686)	$(5,736)	$(9,086)

Foreign currency translation adjustments	31	(38)	(78)	(315)
Comprehensive loss	$(1,619)	$(2,724)	$(5,814)	$(9,401)

Basic and diluted net loss per share - continuing operations	$(0.03)	$(0.10)	$(0.11)	$(0.38)
Basic and diluted net loss per share - discontinued operations	$(0.03)	$(0.01)	$(0.10)	$(0.03)
Basic and diluted net loss per share	$(0.06)	$(0.11)	$(0.21)	$(0.41)

Weighted average common shares - Basic and diluted	27,066	24,900	27,013	22,385
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Operating activities:
Net loss	$(5,736)	$(9,086)
Adjustment for loss from discontinued operations, net of tax	2,692	626
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,141	1,774
Amortization of intangible assets	85	194
Gain on fair value re-measurement	—	44
Loss (gain) due to change in fair value of warrant liability	315	(95)
Stock-based compensation expense	607	1,564
Credit for allowance for doubtful accounts	(35)	(21)
Changes in operating assets and liabilities:
Accounts receivable	227	(1,167)
Prepaid expenses and other assets	(762)	(205)
Accounts payable	1,705	1,465
Accrued compensation and benefits	(19)	89
Other accrued liabilities	(360)	816
Income tax payable	30	(39)
Deferred tax liability	51	73
Deferred revenue	(501)	(591)
Net cash used in continuing operations	(560)	(4,559)
Net cash provided by (used in) discontinued operations	(1,021)	530
Net cash used in operating activities	(1,581)	(4,029)
Investing activities:
Purchases of property and equipment	(907)	(1,279)
Restricted cash, net	(10)	75
Net cash used in continuing operations	(917)	(1,204)
Net cash used in discontinued operations	(837)	(70)
Net cash used in investing activities	(1,754)	(1,274)
Financing activities:
Proceeds from issuance of common stock	—	3,290
Proceeds from issuance of common stock from option exercises	—	15
Proceeds from borrowings	4,555	1,224
Repayment of borrowings	(3,933)	(660)
Repayment of acquisition earnout	(113)	—
Net proceeds (repayment) on overdraft facility	(381)	26
Tax payments in connection with treasury stock surrendered	(233)	(217)
Net cash provided by (used in) continuing operations	(105)	3,678
Net cash provided by (used in) discontinued operations	(708)	148
Net cash provided by (used in) financing activities	(813)	3,826
Effect of exchange rate changes on cash	83	(120)
Net decrease in cash and cash equivalents	(4,065)	(1,597)

Cash and cash equivalents at beginning of period	8,490	11,757
Cash and cash equivalents at end of period	$4,425	$10,160

Supplemental disclosures of cash flow information:
Cash paid for interest	$106	$128
Cash paid for income taxes	42	91

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in acquisitions	112	—
See accompanying notes.

RAINMAKER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
— UNAUDITED —

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
The accompanying consolidated financial statements include the accounts of Rainmaker Systems, Inc. and its wholly-owned subsidiaries (“Rainmaker,” “we,” “our” or “the Company”). Rainmaker is an e-Commerce software company that helps multi-national companies address the B2B market by maximizing sales revenue for their products and services.  Rainmaker provides these solutions on a global basis supporting multiple payment methods, currencies and language capabilities. The Rainmaker e-Commerce platform can be enhanced with Rainmaker global telesales agents to maximize revenue and customer satisfaction through the entire customer life cycle. We are headquartered in Silicon Valley in Campbell, California, and have additional operations in or near Austin, Texas and London, England. Our global clients consist primarily of large enterprises operating in the computer hardware, software and information services industries.
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
The results of our operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results to be expected for the year ending December 31, 2012, or any other period. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012 and amended on April 30, 2012. Balance sheet information as of December 31, 2011 has been derived from the audited financial statements for the year then ended.
In the quarter ended June 30, 2012, the Company concluded that due to the planned sale of Rainmaker Systems, Ltd. and its wholly owned subsidiary, Rainmaker Asia, Inc. (together "Manila" or "RSL"), our Manila operations met the requirements for presentation as assets held for sale and discontinued operations, and all assets of RSL have been separately presented under current assets and all liabilities of RSL are included under current liabilities. As such, certain amounts reported in the accompanying financial statements for 2011 have been reclassified to conform to the 2012 presentation. There were no other reclassifications that had a material effect on previously reported results of operations and total assets or accumulated deficit.
Going Concern
As reflected in the accompanying consolidated financial statements, we had a net loss from continuing operations of $944,000 and $3 million for the three and nine months ended September 30, 2012, respectively. During the nine months ended September 30, 2012, we used $560,000 in operating activities from continuing operations and $1 million in operating activities from discontinued operations.
At September 30, 2012, the Company had a net working capital deficit of $1.5 million. Our principal source of liquidity as of September 30, 2012 consisted of $4.4 million of cash and cash equivalents and $4.5 million of net accounts receivable. Our debt balance as of September 30, 2012 was $4.5 million, of which $1 million is payable within the next twelve months. See Note 6 for further discussion of our debt agreements.
The Company is now executing a plan that it believes will establish profitable operations through increased sales and decreased expenses. There can be no assurance that we will be successful in increasing sales, reducing expenses or achieving profitable operations. In addition, the Company is in negotiations with interested parties to agree on the pricing and other terms to complete the sale our operations in Manila. We are also evaluating our options to sell other non-strategic assets as we focus on the Company's core business. The sale of our Manila operations and other assets is intended to both improve our cash position as well as to improve our business focus. In the event that the Company fails to achieve profitable operations, fails to close on the intended sale of assets and/or is unable to raise additional capital, we will not have adequate cash or financial resources to operate for the next twelve months.
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
The following is a summary of our cash and cash equivalents at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Cash and cash equivalents:
Cash	$549	$3,541
Money market funds	3,876	4,949
Total cash and cash equivalents	$4,425	$8,490
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers or clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our clients or our clients' customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. See Note 3 for a discussion regarding the allowance for doubtful accounts for our discontinued operations. At September 30, 2012 and December 31, 2011, our allowance for potentially uncollectible accounts was $17,000 and $80,000, respectively.
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
Costs of internal-use software are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, and FASB ASC 350-50, Website Development Costs. The guidance requires that we expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of ASC 350-40 and ASC 350-50 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development costs, payroll and payroll-

related costs for employees who are directly associated with and who devote time to the internal-use computer software and associated interest costs are capitalized. We capitalized approximately $320,000 and $846,000 of such costs during the three and nine months ended September 30, 2012 and $335,000 and $1.1 million of such costs during the three and nine months ended September 30, 2011, respectively. Capitalized costs are amortized using the straight-line method over the shorter of the term of the related client agreement, if such development relates to a specific outsource client, or the software’s estimated useful life, ranging from two to five years. Capitalized internal-use software and website development costs are included in property and equipment on the accompanying balance sheets.
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
In our analysis of goodwill and other intangible assets, we apply the guidance of FASB ASC 350-20-35 in determining whether any impairment conditions exist. In our analysis of other finite lived amortizable intangible assets, we apply the guidance of FASB ASC 360-10-35, Property, Plant and Equipment – Subsequent Measurement, in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various technologies and customer relationships of the businesses we have acquired. At September 30, 2012 and December 31, 2011, we had accumulated impairment losses of $11.5 million.
In the fourth quarter of 2011, we performed our annual goodwill impairment evaluation required under FASB ASC 350-20-35, Intangibles – Goodwill and Other-Subsequent Measurement, and concluded that goodwill was not impaired. At September 30, 2012 and December 31, 2011, we had approximately $3.8 million in goodwill recorded on our Contract Sales reporting unit and approximately $1.5 million recorded on our Rainmaker Europe reporting unit.

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
Long-Lived Assets
Long-lived assets including our purchased intangible assets are amortized over their estimated useful lives. In accordance with FASB ASC 360-10-35, Property, Plant and Equipment-Subsequent Measurement, long-lived assets, such as property, equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented on the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a business unit intended to be sold that meets certain criteria for being held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. We have evaluated our long-lived assets and noted no indications of impairment.
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
Income Taxes
We account for income taxes using the liability method. The liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At September 30, 2012 and December 31, 2011, we had gross deferred tax assets of $31.3 million and $30.6 million, respectively. At September 30, 2012 and December 31, 2011, the deferred tax assets were subject to a 100% valuation allowance and therefore are not recorded on our balance sheet as assets. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.
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
Our policy for recording interest and penalties related to uncertain tax positions is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in interest and other expense, net, in the statement of operations. There were immaterial amounts accrued for interest and penalties related to uncertain tax positions as of September 30, 2012.

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
We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the three months ended September 30, 2012, three clients accounted for 10% or more of our net revenue, with Microsoft representing approximately 37% of our net revenue, Symantec representing approximately 18% of our net revenue and Hewlett-Packard representing approximately 11% of our net revenue. In the three months ended September 30, 2011, three clients accounted for 10% or more of our net revenue, with Microsoft representing approximately 25% of our net revenue, Symantec representing approximately 20% of our net revenue and Hewlett-Packard representing approximately 14% of our net revenue.
In the nine months ended September 30, 2012, three clients accounted for 10% or more of our net revenue, with Microsoft representing approximately 35% of our net revenue, Symantec representing approximately 20% of our net revenue and Hewlett-Packard representing approximately 11% of our net revenue. In the nine months ended September 30, 2011, three clients accounted for 10% or more of our net revenue, with Symantec representing approximately 21% of our net revenue, Microsoft representing approximately 20% of our net revenue and Hewlett-Packard representing approximately 14% of our net revenue.
No individual client’s end-user customer accounted for 10% or more of our revenues in any period presented.
We have outsourced services agreements with our significant clients that expire at various dates ranging through June 2015. Our agreements with Symantec expire in March 2014 and can generally be terminated prior to expiration with ninety days notice. Our agreements with Microsoft expire at various dates from June 2013 through June 2015, and can be terminated with thirty days notice. Our agreements with Hewlett-Packard expired in October 2012. We have received a purchase order from Hewlett-Packard to extend our services through October 2013 and we continue to provide services while the extension agreement is finalized. Our agreements with Hewlett-Packard can generally be terminated prior to expiration with ninety days notice.
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
Segment Reporting
In accordance with FASB ASC 280, Segment Reporting, we concluded that we have one operating and reportable segment. We have call center operations within the United States and the United Kingdom where we perform services on behalf of our clients. While we exited our Canadian call center facility in September 2010, we continue to maintain a network of managed telesales representatives in the region.

The following is a breakdown of net revenue by product line for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Contract sales	$3,892	$3,701	$8,743	$7,965
Lead development	2,207	2,521	9,056	8,678
Training sales	801	867	2,397	2,639
Total	$6,900	$7,089	$20,196	$19,282
Foreign revenues are attributed to the country of the business entity that executed the contract. We utilize our call centers in the United States and the United Kingdom and a network of managed telesales representatives in Canada to fulfill these contracts. We also utilize our operations based in Manila which as of September 30, 2012 are classified as assets held for sale. See Note 3 for more details regarding our discontinued operations. In June 2012, we began providing telesales services throughout Latin America utilizing a strategic partner located in the Dominican Republic. The following is a geographic breakdown of our net revenue for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
United States	$6,824	$6,345	$19,785	$17,480
Europe	76	744	411	1,802
Total	$6,900	$7,089	$20,196	$19,282
Property and equipment information is based on the physical location of the assets, and goodwill and intangible information is based on the country of the business entity to which these are allocated. The following is a geographic breakdown of net long-lived assets as of September 30, 2012 and December 31, 2011 (in thousands):

	Property & Equipment, Net	Goodwill	Intangible Assets, Net
September 30, 2012
United States	$2,499	$3,777	$2
Europe	132	1,560	—
Total	$2,631	$5,337	$2
December 31, 2011
United States	$2,659	$3,777	$84
Europe	202	1,491	1
Total	$2,861	$5,268	$85
Foreign Currency Translation
The functional currency of our foreign subsidiaries was determined to be their respective local currencies (Canadian Dollar and Great Britain Pound). Foreign currency assets and liabilities are translated at the current exchange rates at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the period. The related unrealized gains and losses from foreign currency translation are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity in the consolidated balance sheet and the consolidated statement of operations and comprehensive loss. For continuing operations, net gains and losses resulting from foreign exchange transactions are included in interest and other expense, net, in the consolidated statements of operations.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss from continuing operations	$(944)	$(2,441)	$(3,044)	$(8,460)
Loss from discontinued operations	(706)	(245)	(2,692)	(626)
Net loss	(1,650)	(2,686)	(5,736)	(9,086)

Weighted-average shares of common stock outstanding – basic and diluted	27,066	24,900	27,013	22,385

Basic and diluted net loss per share - continuing operations	$(0.03)	$(0.10)	$(0.11)	$(0.38)
Basic and diluted net loss per share - discontinued operations	$(0.03)	$(0.01)	$(0.10)	$(0.03)
Basic and diluted net loss per share	$(0.06)	$(0.11)	$(0.21)	$(0.41)
For the three and nine months ended September 30, 2012, we excluded approximately 3.5 million and 3.6 million options, warrants and unvested restricted share awards, respectively, from the calculation of diluted net loss per share as these securities were anti-dilutive. In the three and nine months ended September 30, 2011, we excluded approximately 4.3 million and 4.5 million options, warrants and unvested restricted share awards, respectively, from the calculation of diluted net loss per share as these securities were anti-dilutive.

3.    DISCONTINUED OPERATIONS
In the quarter ended June 30, 2012, the Company concluded that RSL no longer fit with the long term strategic plans of the Company as we (a) shift away from lower margin Business Process Outsourcing ("BPO") and towards outsourced telesales services that started with outsourcing our Latin America business to a partner in the Dominican Republic, and (b) transform into a complete end-to-end B2B solution provider leveraging e-Commerce technology. The Company has engaged a broker to sell, and has committed to a plan to sell, our Manila-based operations. RSL's operating results for the three and nine months ended September 30, 2012 and 2011 are reported as discontinued operations in the consolidated financial statements.

Assets are classified as held for sale when the Company commits to a plan to sell the assets and there is reasonable certainty that the sale will take place within one year. Upon classification as held for sale, long-lived assets are no longer depreciated or depleted and a measurement for impairment is performed to expense any excess of carrying value over fair value less costs to sell. Subsequent changes to estimated fair value less the cost to sell will impact the measurement of assets held for sale for assets for which fair value is determined to be less than the carrying value of the assets. We evaluated our assets held for sale and noted no impairment was necessary as of September 30, 2012. The assets and associated liabilities of RSL have been reclassified within the consolidated balance sheets as "Assets held for sale" or "Liabilities related to assets held for sale."
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$2,766	$2,837	$7,873	$9,102
Cost of services	3,100	2,443	8,811	7,713
Gross margin (loss)	(334)	394	(938)	1,389
Operating expenses	320	585	1,680	1,880
Non-operating expenses	52	54	74	135
Loss from discontinued operations	$(706)	$(245)	$(2,692)	$(626)

Cost of services for the nine months ended September 30, 2012 includes $499,000 related to establishing a reserve for the bankruptcy of a client.

The following assets and liabilities have been segregated and classified as held for sale in the accompanying consolidated balance sheets at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$166	$260
Accounts receivable, net	1,319	1,672
Prepaid expenses and other current assets	71	73
Total current assets of discontinued operations held for sale	1,556	2,005
Property and equipment, net	2,234	1,799
Other non-current assets	233	360
Assets of discontinued operations held for sale	$4,023	$4,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,293	$823
Accrued compensation and benefits	873	500
Other accrued liabilities	104	82
Deferred revenue	17	11
Current portion of capital lease obligations	40	106
Current portion of notes payable	—	630
Current liabilities of discontinued operations held for sale	2,327	2,152
Capital lease obligations, less current portion	—	11
Total liabilities of discontinued operations held for sale	$2,327	$2,163

4.    PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	Estimated Useful Life	September 30, 2012	December 31, 2011
Computer equipment	3 years	$4,666	$4,602
Capitalized software and development	2-5 years	13,919	12,273
Furniture and fixtures	5 years	437	431
Leasehold improvements	Lease term	258	256
		19,280	17,562
Accumulated depreciation and amortization		(16,681)	(15,577)
Construction in process (1)		32	876
Property and equipment, net		$2,631	$2,861
 _____________

(1)
Construction in process at September 30, 2012 consists primarily of costs incurred to further develop and enhance our e-commerce platform. Estimated cost to complete these projects is in the range of $25,000 to $50,000, subject to future revisions.

5.    INTANGIBLE ASSETS
Intangibles assets consist of the following (in thousands):

	Estimated Useful Life	September 30, 2012	December 31, 2011
Developed technology	3 years	$330	$330
Customer relations	2 years	—	232
		330	562
Accumulated amortization		(328)	(477)
Intangibles assets, net		$2	$85
As of September 30, 2012, future amortization expense of intangible assets will amount to $2,000 in 2012.

6.    LONG-TERM DEBT OBLIGATIONS
Long-term debt consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Comerica term loan	$3,000	$—
Comerica revolving line	1,493	—
Bridge Bank credit facility	—	3,748
Overdraft facility	—	381
Notes payable – Optima	—	149
Notes payable – insurance	55	28
Total notes payable	4,548	4,306
Less: current portion	(955)	(4,306)
Total notes payable, less current portion	$3,593	$—

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
Rainmaker also may request additional advances under the Revolving Line in an aggregate outstanding amount not to exceed the lesser of (i) the Revolving Line or (ii) the borrowing base, which is 80% of the Company's eligible accounts receivable balances, less the aggregate face amount of letters of credit issued and the aggregate limits of any credit cards issued and any merchant credit card processing reserves. Amounts borrowed under the Revolving Line are due on December 14, 2013. The interest rate per annum for advances under the Credit Facility is the Prime Referenced Rate, as defined in the Credit Facility, plus the applicable margin. The applicable margin is one and one half percent (1.50%) per annum for the Revolving Line and two and one quarter percent (2.25%) per annum for the Term Loan. The interest rate on our Term Loan and Revolving Line were 5.50% and 4.75%, respectively, as of September 30, 2012.
The Credit Facility is secured by substantially all of Rainmaker’s consolidated assets. Rainmaker must comply with certain financial covenants, including maintaining unrestricted cash with Comerica Bank equal to the greater of $1 million or the aggregate outstanding amount of Term Loan advances, and not less than $1 million upon achieving positive cash flow, and maintaining a minimum liquidity ratio with respect to all indebtedness owing to Comerica Bank of at least 1.25 to 1.00. The Credit Facility contains customary covenants that will, subject to limited exceptions, require Comerica's approval to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, material adverse events, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Credit Facility. As of September 30, 2012, we were in compliance with all loan covenants.

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
In July 2005, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. The letter of credit issued by Bridge Bank was replaced in July 2012 by a letter of credit in like amount issued by Comerica Bank under the Credit Facility described above.
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
Notes Payable – insurance
On August 13, 2012, we entered into an agreement with AON Private Risk Management to finance our 2012 - 2013 insurance premiums with AFCO Acceptance Corporation in the amount of $62,000. The interest rate on the note payable is 6.068% and the note is payable in nine equal monthly installment payments beginning in September 2012. As of September 30, 2012, the remaining liability under this financing agreement was $55,000.

7.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of September 30, 2012, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2014. All of these leases are described in more detail below. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and upfront cash flow related to purchasing the assets.
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
With our acquisition of Optima in January 2010, we assumed an office lease in the United Kingdom in Godalming outside of London, where we have call center operations. This cancellable lease, which was expanded to accommodate growth in October 2010, commenced in November 2009, has a three-year term and terminates in October 2012. Annual base rent for this facility is £134,000 Great Britain Pounds. Based on the exchange rate at September 30, 2012, annual rent is approximately $216,000 in U.S. dollars. In September 2011, we leased additional space in Godalming due to the continued expansion of our European operations. This lease had a one-year term and terminated in September 2012.
Rent expense under operating lease agreements for continuing operations during the nine months ended September 30, 2012 and 2011 was $622,000 and $686,000, respectively. Rent expense for the nine months ended September 30, 2012 and 2011 includes $0 and $99,000, respectively, related to the closure of our Montreal facility.
Our Manila-based operations, whose operating results for the three and nine months ended September 30, 2012 and 2011 are reported as discontinued operations, have lease commitments as of September 30, 2012. On May 1, 2010, we executed a lease for approximately 15,852 square feet of call center space in the Alphaland Southgate Tower in Makati City. The lease has a three-year term and terminates on April 30, 2013. Based on the exchange rate as of September 30, 2012, and the free and discounted base rent included in the lease agreement, our annual base rent for this space will be approximately $242,000 in the final year of the lease. In April 2012, we entered into an agreement to lease approximately 43,000 square feet of call center space in the Greenfield District of Manila. The lease has a two-year term and terminates on March 31, 2014. Based on the exchange rate as of September 30, 2012, and the free and discounted base rent, our annual base rent for this space will be approximately $462,000 per year.
Guarantees
On July 18, 2012, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. The letter of credit was issued by Comerica Bank under the Credit Facility, described above, and replaced the standby letter of credit issued by Bridge Bank in July 2005.

Our customer contracts typically require us to contingently indemnify against certain qualified third party claims. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of September 30, 2012 and December 31, 2011.
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
A summary of the activity of the fair value of the Level 3 liabilities for the three months ended September 30, 2012 and 2011 is as follows (in thousands):

	Beginning Value of Level 3 Liabilities	Transfers In (Out)	Loss(Gain) on Fair Value Re- measurement	Foreign Currency Adjustment	Ending Fair Value of Level 3 Liabilities
2012
Common stock warrant liability	$495	$—	$337	$—	$832
2011
Contingent consideration — Optima (1)	113	—	114	(2)	225
Common stock warrant liability	790	—	(70)	—	720
A summary of the activity of the fair value of the Level 3 liabilities for the nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Beginning Value of Level 3 Liabilities	Transfers In (Out)	Loss(Gain) on Fair Value Re- measurement	Foreign Currency Adjustment	Ending Fair Value of Level 3 Liabilities
2012
Contingent consideration — Optima (1)	$225	$(225)	$—	$—	$—
Common stock warrant liability	517	—	315	—	832
2011
Contingent consideration — Optima (1)	182	—	44	(1)	225
Common stock warrant liability	—	815	(95)	—	720
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

The following table represents the fair value hierarchy for our financial assets and liabilities held by us measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
September 30, 2012
Assets:
Money market funds (1)	$3,876	$—	$—
Liabilities:
Common stock warrant liability (2)	$—	$—	$832
December 31, 2011
Assets:
Money market funds (1)	$5,652	$—	$—
Liabilities:
Common stock warrant liability (2)	$—	$—	$517
Contingent consideration—Optima (3)	$—	$—	$225
  ____________

(1)	Money market funds are valued using active quoted market rates.

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

The Company uses the Black-Scholes model to value our common stock warrant liability. The following are the assumptions used to measure the accrued warrant liability at September 30, 2012 and December 31, 2011, which were determined in a manner consistent with that described for stock option awards as set forth in Note 9:

	September 30,	December 31,
	2012	2011
Expected life in years	3.75	4.50
Volatility	65.99%	65.99%
Risk-free interest rate	0.34%	0.83%
Dividend rate	—%	—%
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

9.    STOCKHOLDERS' EQUITY
Equity Offering
In June 2011, we issued and sold 3.7 million shares of our common stock, together with warrants to purchase up to an aggregate 1.5 million additional shares, in a public offering. The offering was made pursuant to a prospectus filed with our shelf registration statement on Form S-3 (File No. 333-171946), which was filed with the SEC on January 28, 2011, amended on February 18, 2011 and declared effective by the SEC on March 7, 2011, the prospectus supplement dated June 22, 2011, and the free writing prospectus dated June 23, 2011. We received gross cash proceeds of approximately $3.9 million from the equity offering. The $3.3 million of net cash proceeds from the offering were used for general corporate purposes, including working capital and capital expenditures.
The 1.5 million warrants issued through the public offering have an initial 5-year term and an exercise price of $1.40 per share and became exercisable six months after their issuance date. If at any time the shares of common stock issuable thereunder are not registered for resale pursuant to an effective registration statement, the warrants may be exercised by way of a cashless exercise. The warrants also contain provisions that protect the holders thereof against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events. In addition, the placement agent received a warrant to purchase a number of shares of common stock equal to three percent (3.0%) of the number of shares purchased by investors in the offering, which approximates 110,000 shares. The placement agent warrant has an initial 5-year term and an exercise price of $1.05 per share and became exercisable six months after its issuance date. The placement agent warrant may also be exercised by way of a cashless exercise. The placement agent warrant also contains provisions that protect its holder against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events.
We have classified all of the above mentioned warrants as liabilities under the caption "Common stock warrant liability" and recorded the liability at its estimated fair value with the corresponding gains or losses as a separate line item after operating loss from operations, under the caption "Loss (gain) due to change in fair value of warrant liability." See Note 8 for disclosure regarding the fair value of financial instruments.
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
During the three and nine months ended September 30, 2012, we had restricted stock awards that vested. We are required to withhold income taxes at statutory rates based on the closing market value of the vested shares on the date of vesting. We offer employees the ability to have vested shares withheld by us in an amount equal to the amount of taxes to be withheld. Based on this, we purchased 44,429 and 149,874 shares during the three and nine months ended September 30, 2012, with a cost of approximately $42,000 and $119,000, from employees to cover federal and state taxes due.
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
We expense stock-based compensation to the same expense categories that the respective award grantee’s salary expense is reported. The table below reflects stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock-based compensation expense included in:
Cost of services	$24	$15	$77	$64
Sales and marketing	12	57	34	143
Technology and development	32	51	75	148
General and administrative	149	399	421	1,209
	$217	$522	$607	$1,564
At September 30, 2012, approximately $682,000 of stock-based compensation relating to unvested awards had not been amortized and will be expensed in future periods through 2016. Under current grants that are unvested and outstanding, approximately $128,000 will be expensed in the remainder of 2012 as stock-based compensation, subject to true-up adjustments for forfeitures and vestings during the year.

We calculate the value of our stock option awards when they are granted. Accordingly, we update our valuation assumptions for the risk-free interest rate on the date of grant. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants, stock volatility and an estimated forfeiture rate. During the nine months ended September 30, 2012 and 2011, the weighted average valuation assumptions for stock option awards and forfeiture rates used for the expense calculations for stock option and restricted stock awards were as follows:

	Nine Months Ended
	September 30,
	2012	2011
Expected life in years	3.76	3.76
Volatility	65.99%	65.99%
Risk-free interest rate	0.44%	1.00%
Dividend rate	—%	—%
Forfeiture Rates:
Options	27.61%	27.61%
Restricted stock	15.04%	15.04%
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
A summary of activity under our 2003 Plan for the nine months ended September 30, 2012 is as follows:

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2011	403,189	1,021,288	$1.59
Authorized	1,000,000	—	—
Options granted	(85,000)	85,000	0.84
Restricted stock awards granted	(885,000)	—	—
Options canceled	370,932	(370,932)	1.23
Restricted stock awards forfeited	382,125	—	—
Balance at September 30, 2012	1,186,246	735,356	$1.63

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
The following table summarizes the activity with regard to restricted stock awards during the nine months ended September 30, 2012. Restricted stock awards are issued from the 2003 Plan and any issuances reduce the shares available for grant as indicated in the previous table. Restricted stock awards are valued at the closing market price of our stock on the date of the grant.

	Number of Shares	Weighted Average Grant Price
Balance of nonvested shares at December 31, 2011	1,345,875	$1.03
Granted	885,000	0.84
Vested	(557,812)	0.79
Forfeited	(382,125)	0.92
Balance of nonvested shares at September 30, 2012	1,290,938	$0.88
The total fair value of the nonvested restricted stock awards at grant date was $1.1 million as of September 30, 2012.

10.    SUBSEQUENT EVENTS
On October 15, 2012, we entered into an agreement to lease approximately 5,000 square feet of call center space in the United Kingdom in Godalming. The lease has a 30 month term and terminates in March 2015. This facility will be utilized to better accommodate our current operations in Europe and provide additional space for expansion. Based on the exchange rate as of September 30, 2012, and the free and discounted base rent, our annual base rent will be approximately $45,000.
On October 24, 2012, Michael Silton's employment as the Chief Executive Officer was terminated. Our Board of Directors has named Timothy Burns, the Company's Chief Financial Officer, as interim President and CEO while the search for a new CEO is concluded. The Board also appointed Mitchell Levy to succeed Mr. Silton as Chairman of the Board. Mr. Levy has served as a director of the Company since 2004 and is currently Chairman of the Company's Governance and Nominating Committee and Chairman of the Company's Compensation Committee, as well as a member of the Company's Audit Committee.
On October 31, 2012, the Company executed a third amendment of the operating lease for our corporate headquarters in Campbell, California, effective December 1, 2012 with a 3-year term. Annual base rent under the amended lease is approximately $277,000 in the first year of the lease, or $208,000 after deducting free base rent in the first three months of the amended lease, and increases by approximately 3% each year thereafter for the remaining term. We will continue to pay our proportionate share of operating costs and taxes based on our occupancy, and a letter of credit issued to the landlord for a security deposit of $30,000 will replace the prior letter of credit of $100,000.

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

Overview
We are an e-Commerce software company that helps multi-national companies address the B2B market by maximizing sales revenue for their products and services.  Rainmaker provides these solutions on a global basis supporting multiple payment methods, currencies and language capabilities. The Rainmaker e-Commerce platform can be enhanced with Rainmaker global telesales agents to maximize revenue and customer satisfaction through the entire customer life cycle. We offer three primary solutions designed to increase revenue for our clients from their small and medium-sized business customers:

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
Except for the presentation of our Manila-based operations as discontinued operations, discussed in Note 3, management believes there have been no significant changes during the nine months ended September 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 30, 2012 and amended on April 30, 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	55.2	59.1	56.0	58.8
Gross margin	44.8%	40.9%	44.0%	41.2%
Operating expenses:
Sales and marketing	7.6	14.3	7.8	15.2
Technology and development	17.4	25.8	21.4	29.4
General and administrative	21.5	26.8	21.0	29.7
Depreciation and amortization	6.1	7.4	6.1	10.2
Loss on fair value re-measurement	—	1.6	—	0.2
Total operating expenses	52.6%	75.9%	56.3%	84.7%
Operating loss	(7.8)	(35.0)	(12.3)	(43.5)
Loss (gain) due to change in fair value of warrant liability	4.9	(1.0)	1.6	(0.5)
Interest and other expense, net	0.9	0.6	0.7	0.5
Loss before income tax expense	(13.6)%	(34.6)%	(14.6)%	(43.5)%
Income tax expense (benefit)	0.1	(0.2)	0.6	0.4
Net loss from continuing operations	(13.7)%	(34.4)%	(15.2)%	(43.9)%
Loss from discontinued operations, net of tax	(10.2)	(3.5)	(13.3)	(3.2)
Net loss	(23.9)	(37.9)	(28.5)	(47.1)

Foreign currency translation adjustments	0.4	(0.5)	(0.4)	(1.6)
Comprehensive loss	(23.5)%	(38.4)%	(28.9)%	(48.7)%
Comparison of Three Months Ended September 30, 2012 and 2011
Net Revenue. Net revenue decreased $189,000, or 3%, to $6.9 million in the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.
The following table shows the change in net revenue by product line between the periods (in thousands):

	Three Months Ended September 30,		$ Change	% Change
	2012	2011
Contract sales	$3,892	$3,701	$191	5%
Lead development	2,207	2,521	(314)	(12)%
Training sales	801	867	(66)	(8)%
Total	$6,900	$7,089	$(189)	(3)%
Net revenue from our contract sales increased in the three months ended September 30, 2012, as compared to the 2011 comparative period due to growth in our eCommerce business. Lead development net revenue decreased in the three months ended September 30, 2012, as compared to the 2011 comparative period due to the elimination of non-strategic client programs, offset by multiple new programs with Microsoft, a significant client in both 2011 and 2012. Training sales net revenue also decreased in the three months ended September 30, 2012, as compared to the 2011 comparative period due to net client attrition.
Cost of Services and Gross Margin. Cost of services decreased $381,000, or 9%, to $3.8 million in the three months ended September 30, 2012, as compared to the 2011 comparative period primarily due to the impact of cost reduction initiatives and lower revenue. Our gross margin percentage was 45% and 41%, respectively, in the three months ended September 30, 2012 and 2011. The improvement in gross margin was due to cost savings initiatives and growth in our higher margin eCommerce business.
Sales and Marketing Expenses. Sales and marketing expenses decreased $491,000, or 48%, to $524,000 in the three months ended September 30, 2012, as compared to the 2011 comparative period. The change was primarily attributable to a decrease in personnel costs of $299,000, reduced commissions costs of $120,000 and a decrease in travel costs of $61,000.
Technology and Development Expenses. Technology and development expenses decreased $633,000, or 35%, to $1.2 million during the three months ended September 30, 2012, as compared to the 2011 comparative period. The decrease was primarily attributable to decreases in equipment costs and outsourced services expense of $340,000, decreases in personnel costs of approximately $170,000 and reduced telecommunication costs of $100,000 as a result of our cost reduction initiatives.
General and Administrative Expenses. General and administrative expenses decreased $412,000, or 22%, to $1.5 million during the three months ended September 30, 2012, as compared to the 2011 comparative period. The decrease was primarily due to reduced stock compensation expense of $200,000, a reduction of $80,000 in board of directors' compensation, decreases in personnel costs of approximately $67,000 and a reduction in travel costs of $45,000. Certain of these reductions were due to cost savings initiatives.
Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $104,000, or 20%, to $420,000 for the three months ended September 30, 2012, as compared to the 2011 comparative period. Depreciation and amortization expense decreased due to software and equipment assets becoming fully depreciated and acquisition related intangible assets becoming fully amortized.
Interest and Other Expense, Net. The components of interest and other expense, net are as follows (in thousands):

	Three Months Ended September 30,		Change
	2012	2011
Interest expense, net	56	47	(9)
Currency translation loss (gain)	7	(4)	(11)
Total	$63	$43	$(20)
Income Tax Expense. Income tax expense increased $22,000, or 147%, to $7,000 for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. Our income tax expense for the three months ended September 30, 2012 was based on our estimate of taxable income for the full year ending December 31, 2012, and primarily consists of estimates of foreign taxes and domestic gross margin taxes for certain states.
Loss from Discontinued Operations, Net of Tax. Loss from discontinued operations was $706,000 for the three months ended September 30, 2012, as compared to $245,000 in the three months ended September 30, 2011. The change was primarily due to costs to launch a significant new program and over-capacity, due to net customer attrition.
Comparison of Nine Months Ended September 30, 2012 and 2011
Net Revenue. Net revenue increased $914,000, or 5%, to $20.2 million in the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.
The following table shows the change in net revenue by product line between the periods (in thousands):

	Nine Months Ended September 30,		$ Change	% Change
	2012	2011
Contract sales	$8,743	$7,965	$778	10%
Lead development	9,056	8,678	378	4%
Training sales	2,397	2,639	(242)	(9)%
Total	$20,196	$19,282	$914	5%
Net revenue from our contract sales increased in the nine months ended September 30, 2012, as compared to the 2011 comparative period due to growth in our eCommerce business. Net revenue from our lead development product line increased in the nine months ended September 30, 2012, as compared to the 2011 comparative period due to multiple new programs with Microsoft, a significant client in both 2011 and 2012. Net revenue from our training sales product line decreased in the nine months ended September 30, 2012, as compared to the 2011 comparative period due to net client attrition.
Cost of Services and Gross Margin. Cost of services decreased $26,000 to $11.3 million in the nine months ended September 30, 2012, as compared to the 2011 comparative period. Our gross margin percentage was 44% and 41% in the nine months ended September 30, 2012 and 2011, respectively. The improvement in gross margin was due to cost savings initiatives and growth in our higher margin eCommerce business.
Sales and Marketing Expenses. Sales and marketing expenses decreased $1.4 million, or 47%, to $1.6 million in the nine months ended September 30, 2012, as compared to the 2011 comparative period. The change was primarily due to a decrease in personnel costs of $858,000, a reduction in sales commissions of $201,000, a reduction in travel costs of $130,000 and a reduction in stock compensation costs of $109,000 largely as a result of cost savings initiatives.
Technology and Development Expenses. Technology and development expenses decreased $1.3 million, or 24%, to $4.3 million during the nine months ended September 30, 2012, as compared to the 2011 comparative period. The decrease was primarily attributable to decreases in equipment costs and outsourced services expense of $480,000, a decrease in personnel costs of approximately $471,000, a reduction in telecommunication costs of $280,000 and a reduction in stock compensation costs of $70,000 largely as a result of cost savings initiatives.

General and Administrative Expenses. General and administrative expenses decreased $1.5 million, or 26%, to $4.2 million during the nine months ended September 30, 2012, as compared to the 2011 comparative period. The decrease was primarily due to reduced stock compensation expense of $764,000, a decrease in personnel costs of $359,000 and a decrease in board of directors' compensation of $230,000. Certain of these reductions were due to cost savings initiatives.
Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $742,000, or 38%, to $1.2 million for the nine months ended September 30, 2012, as compared to the 2011 comparative period. Depreciation and amortization expense decreased due to software and equipment assets becoming fully depreciated and acquisition related intangible assets becoming fully amortized.
Interest and Other Expense, Net. The components of interest and other expense, net are as follows (in thousands):

	Nine Months Ended September 30,		Change
	2012	2011
Interest expense	117	115	(2)
Currency translation loss (gain)	17	(16)	(33)
Total	$134	$99	$(35)

Net interest expense remained consistent in the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.
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
Income Tax Expense. Income tax expense increased $52,000, or 71%, to $125,000 for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. Our income tax expense for the nine months ended September 30, 2012 was based on our estimate of taxable income for the full year ending December 31, 2012, and primarily consists of estimates of foreign taxes and domestic gross margin taxes for certain states.
Loss from Discontinued Operations, Net of Tax. Loss from discontinued operations was $2.7 million for the nine months ended September 30, 2012, as compared to $626,000 in the nine months ended September 30, 2011. The changs was due primarily to establishing a reserve for the bankruptcy of a client in the amount of $499,000, costs related to the exit of our BPI lease and the move into a larger facility to accommodate future expansion of $445,000, the initial costs incurred to launch a significant new program of and over-capacity due to net customer attrition.

Liquidity and Sources of Capital
Cash used in operating activities for the nine months ended September 30, 2012 was $1.6 million, as compared to cash used in operating activities of $4.0 million in the nine months ended September 30, 2011. Cash used in operating activities in the nine months ended September 30, 2012 was primarily the result of net loss from continuing operations of $3 million, offset by non-cash expenses for depreciation and amortization of property and intangibles of $1.2 million and stock-based compensation expenses of $607,000, cash used by discontinued operations of $1.0 million and changes in operating assets and liabilities that provided cash of $371,000.
Cash used in operating activities for the nine months ended September 30, 2011 was $4.0 million, primarily the result of net loss from continuing operations of $8.5 million, offset by non-cash expenses for depreciation and amortization of property and intangibles of $2 million and stock-based compensation expenses of $1.6 million, changes in operating assets and liabilities that provided cash of $441,000 and cash provided by discontinued operations of $530,000.
Cash used in investing activities was $1.8 million in the nine months ended September 30, 2012, as compared to cash used in investing activities of $1.3 million in the nine months ended September 30, 2011. The change was primarily the result of increases in capital expenditures used by our discontinued operations of approximately $767,000 during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, offset by a reduction in capital expenditures used by continuing operations of $372,000 during the same period.
Cash used in financing activities was approximately $813,000 in the nine months ended September 30, 2012, as compared to cash provided by financing activities of $3.8 million in the nine months ended September 30, 2011. Cash used in financing activities was primarily a result of cash used by discontinued operations of $708,000 and purchases of $233,000 of treasury stock from employees for shares withheld for income taxes payable on restricted stock awards vested during the nine months ended September 30, 2012. Cash provided by financing activities in the nine months ended September 30, 2011 was primarily result of the $3.3 million in proceeds from our June 2011 offering of common stock and net proceeds from borrowings of $664,000.
At September 30, 2012, the Company had a net working capital deficit of $1.5 million. Our principal source of liquidity as of September 30, 2012 consisted of $4.4 million of cash and cash equivalents and $4.5 million of net accounts receivable. Our debt balance as of September 30, 2012 was $4.5 million, of which $1 million is payable within the next twelve months. See below under "Credit Arrangements" for further discussion of our credit facility with Comerica Bank.
As reflected in the accompanying consolidated financial statements, we had a net loss from continuing operations of $944,000 and $3 million for the three and nine months ended September 30, 2012, respectively. During the nine months ended September 30, 2012, we used cash of $560,000 in operating activities from continuing operations and $1.0 million in operating activities from discontinued operations.
The Company is now executing a plan that it believes will establish profitable operations through increased sales and decreased expenses. There can be no assurance that we will be successful in increasing sales, reducing expenses or achieving profitable operations. In addition, the Company is in negotiations with interested parties to agree on the pricing and other terms to complete the sale our of operations in Manila. We are also evaluating our options to sell other non-strategic assets as we focus on the Company's core business. The sale of our Manila operations and other assets is intended to both improve our cash position as well as to improve our business focus. In the event that the Company fails to achieve profitable operations, fails to close on the intended sale of assets and/or is unable to raise additional capital, we will not have adequate cash or financial resources to operate for the next twelve months.
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
Rainmaker also may request additional advances under the Revolving Line in an aggregate outstanding amount not to exceed the lesser of (i) the Revolving Line or (ii) the borrowing base, which is 80% of the Company's eligible accounts receivable balances, less the aggregate face amount of letters of credit issued and the aggregate limits of any credit cards issued and any merchant credit card processing reserves. Amounts borrowed under the Revolving Line are due on December 14, 2013. The interest rate per annum for advances under the Credit Facility is the Prime Referenced Rate, as defined in the Credit Facility, plus the applicable margin. The applicable margin is one and one half percent (1.50%) per annum for the Revolving Line and two and one quarter percent (2.25%) per annum for the Term Loan. The interest rate on our Term Loan and Revolving Line were 5.50% and 4.75%, respectively, as of September 30, 2012.
The Credit Facility is secured by substantially all of Rainmaker’s consolidated assets. Rainmaker must comply with certain financial covenants, including maintaining unrestricted cash with Comerica Bank equal to the greater of $1 million or the aggregate outstanding amount of Term Loan advances, and not less than $1 million upon achieving positive cash flow, and maintaining a minimum liquidity ratio with respect to all indebtedness owing to Comerica Bank of at least 1.25 to 1.00. The Credit Facility contains customary covenants that will, subject to limited exceptions, require Comerica's approval to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, material adverse events, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Credit Facility. As of September 30, 2012, we were in compliance with all loan covenants.

Off-Balance Sheet Arrangements
Leases Commitments
As of September 30, 2012, our off-balance sheet arrangements include operating leases for our facilities and certain property and equipment that expire at various dates through 2014. All of these leases are described in more detail below. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and upfront cash flow related to purchasing the assets.
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
With our acquisition of Optima in January 2010, we assumed an office lease in the United Kingdom in Godalming outside of London, where we have call center operations. This cancellable lease, which was expanded to accommodate growth in October 2010, commenced in November 2009, has a three-year term and terminates in October 2012. Annual base rent for this facility is £134,000 Great Britain Pounds. Based on the exchange rate at September 30, 2012, annual rent is approximately $216,000 in U.S. dollars. In September 2011, we leased additional space in Godalming due to the continued expansion of our European operations. This lease had a one-year term and terminated in September 2012.
Rent expense under operating lease agreements for continuing operations during the nine months ended September 30, 2012 and 2011 was $622,000 and $686,000, respectively. Rent expense for the nine months ended September 30, 2012 and 2011 includes $0 and $99,000, respectively, related to the closure of our Montreal facility.
Our Manila-based operations, whose operating results for the three and nine months ended September 30, 2012 and 2011 are reported as discontinued operations, have lease commitments as of September 30, 2012. On May 1, 2010, we executed a lease for approximately 15,852 square feet of call center space in the Alphaland Southgate Tower in Makati City. The lease has a three-year term and terminates on April 30, 2013. Based on the exchange rate as of September 30, 2012, and the free and discounted base rent included in the lease agreement, our annual base rent for this space will be approximately $242,000 in the final year of the lease. In April 2012, we entered into an agreement to lease approximately 43,000 square feet of call center space in the Greenfield District of Manila. The lease has a two-year term and terminates in March 2014. This facility is being utilized to better accommodate our current operations in Manila and provides additional space for expansion for those operations. Based on the exchange rate as of September 30, 2012, and the free and discounted base rent, our annual base rent for this space will be approximately $462,000.
Guarantees
On July 18, 2012, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. The letter of credit was issued by Comerica Bank under the Credit Facility, described above, and replaced the standby letter of credit issued by Bridge Bank in July 2005.

Our customer contracts typically require us to contingently indemnify against certain qualified third party claims. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of September 30, 2012 and December 31, 2011.

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
As of September 30, 2012, our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)	Change in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the third quarter of our 2012 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The table below presents share repurchase activity for the three months ended September 30, 2012. The shares were repurchased by us in connection with satisfaction of tax withholding obligations on vested restricted stock units.

Period	Total Number of Shares (or Units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
April 2012	2,618	$0.79	N/A	N/A
May 2012	38,367	$0.96	N/A	N/A
June 2012	3,444	$1.04	N/A	N/A
Total	44,429	$0.96	N/A	N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
On November 12, 2012, the Company received a notification letter (the “Notice”) from the Listing Qualifications Staff (the "Staff") of the Nasdaq Stock Market ("Nasdaq") indicating that the Company is not in compliance with Nasdaq Marketplace Rule 5550(b)(1) (the "Continued Listing Requirement"), because the Company does not meet the minimum stockholders' equity requirement of $2.5 million, nor the alternatives of market value of listed securities or net income from continuing operations. The Notice has no effect on the listing of the Company's common stock at this time and the Company's common stock will continue to trade on the Nasdaq Capital Market under the symbol "RMKR”.
In accordance with Nasdaq Marketplace Rules, the Company has been provided 45 calendar days, or until December 27, 2012, to submit a plan to regain compliance. If the plan is accepted, the Staff can grant an extension of up to 180 calendar days from November 12, 2012 to achieve compliance with the Continued Listing Requirement.
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

ITEM 6.    EXHIBITS

(a)	Exhibits
The following exhibits are filed with this report as indicated below:

10.1	Change Order (#CR00022) to Statement of Work to the Vendor Services Agreement, dated as of September 20, 2010 between Rainmaker Systems, Inc. and Microsoft Corporation.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

101*
The following materials from Rainmaker Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.

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

RAINMAKER SYSTEMS, INC.

Dated:	November 14, 2012	/s/ Timothy Burns
Timothy Burns
Chief Financial Officer Interim President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)