Form 10-K
period 2012-12-31
RAINMAKER SYSTEMS INC
filed 2013-04-01
CIK 1094007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2012
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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $24 million as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of the registrant’s common stock reported by the Nasdaq Capital Market on that date. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
At March 28, 2013, the registrant had 28,949,533 shares of common stock, $0.001 par value, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors,” that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activities, performance or achievements expressed in or implied by such forward-looking statements.
Among the important factors which could cause actual results to differ materially from those in the forward-looking statements include:

•	general market conditions,

•	the macro-economic environment and its impact on our business as our clients are reducing their overall marketing spending and our clients’ customers are reducing their purchase of services contracts,

•	the high degree of uncertainty and our limited visibility due to economic conditions,

•	our ability to execute our business strategy and manage growth,

•	our ability to integrate domestic and/or foreign acquisitions without disruption to our business,

•	the effectiveness of our sales team and approach, our ability to target, analyze and forecast the revenue to be derived from a client and the costs associated with providing services to that client,

•	our ability to control costs,

•	the date during the course of a calendar year that a new client is acquired,

•	the length of the integration cycle for new clients and the timing of revenues and costs associated therewith,

•	our client concentration given that we are currently dependent on a few significant client relationships,

•	potential competition in the marketplace,

•	the ability to retain and attract employees and board members,

•	market acceptance of our solutions and pricing options,

•	our ability to maintain and develop our existing technology platform and to deploy new technology,

•	our ability to acquire new clients and increase demand,

•	the possibility of the discontinuation of some client relationships,

•	the financial condition of our clients’ businesses,

•	the protection of our intellectual property,

•	our ability to raise additional equity or debt financing,

•	the potential delisting of our common stock from the NASDAQ Capital Market,

•	and other factors as detailed in Part I Item 1A—“Risk Factors” of this Form 10-K.
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
Introduction
Rainmaker Systems, Inc. and its subsidiaries (“Rainmaker”, “we”, “our”, or the “Company”) is a Commerce-as-a-Service (“CaaS”) company that helps large enterprises gain greater market share and increased brand awareness for their cloud-based or on-premise based product offerings in the worldwide small and medium-sized business (“SMB”) markets.
Recent Events
In January 2010, we acquired Optima Consulting Partners Limited (“Optima”), a B2B lead development provider with offices then in the United Kingdom, France, and Germany. During 2010, we integrated our European operations into one primary office in the United Kingdom and closed our Canadian call center facility.
On December 17, 2012, we completed a stock purchase agreement with Shore Solutions Inc. (“Shore”) pursuant to which we agreed to sell our Manila-based operations of Rainmaker Systems, Ltd. and its wholly owned subsidiary, Rainmaker Asia, Inc. (together, "Manila" or "RSL"). Under the stock purchase agreement, we received an initial cash payment at closing of $845,000. In addition to the closing payment, we may receive additional contingent consideration based on multiple earn-out provisions included within the stock purchase agreement, which provide us the ability to receive additional consideration of $300,000 at target plus a nominal percentage of certain revenues of RSL during the period from January 1, 2013 through December 31, 2015. We determined the income statement caption "Loss on disposal of discontinued operations" based on the net book value of RSL as of December 17, 2012.
On January 25, 2013, we announced the closure of our Austin, Texas facility as operations are to be consolidated in our headquarters in Campbell, California and our United Kingdom location as part of a strategic reallocation of resources designed to increase levels of service to customers and operating cost savings.
On April 1, 2013, we announced that we had entered into subscription agreements with various investors for the sale of 13.0 million shares of our common stock in a registered direct offering. We expect to receive gross proceeds of approximately $5.8 million from the equity offering. The offering is expected to close on or about April 3, 2013.
Overview
Our business-to-business (“B2B”), e-commerce solutions drive online sales and renewals for products, subscriptions and training for our clients and their channel partners. Rainmaker does this with an advanced e-commerce open architecture Software-as-a-Service (“SaaS”) platform that easily integrates cloud-based applications and on-premise applications with its Global Commerce Services to provide its clients with a strategic partnership. We believe that a key differentiator of the Rainmaker solution is that we provide Global Commerce Services supporting multiple payment methods, currencies and language capabilities. Rainmaker offers three primary solutions designed to provide our clients with a mechanism to increase revenue from our clients' mid-market customers:
GrowCommerce B2B Storefront: Our GrowCommerce platform allows customers to sell digital, physical or subscription based products directly to their SMB customers or via their channel partners. Customers have the potential to build sales and expand into fast growing online markets worldwide, while we handle the applicable country's specific details, such as taxes, regulations, payments, e-marketing and more. Our solution's key features are its ability to handle complex pricing configurations including volume discounts and its ability to support standard business buying processes, such as purchase orders and price quotes good for up to 30-days, all while providing the end customer the ability to request assistance from a Global Commerce Service Agent to support product or purchase questions that are often needed for large dollar value orders.
GrowCommerce for Renewals: By integrating software, managed services and data, GrowCommerce for Renewals provides end-to-end management and optimization of the service contract renewals process and high-level visibility into contract details that can result in increased renewal rates. GrowCommerce for Renewals delivers personalized, multi-mode integrated marketing notifications, allows customers to streamline business process to effectively manage orders, and automates complex pricing, including co-termination, contract consolidation and quote management, and delivers support for complete click-to-cash process, including invoicing, credit and collection.
ViewCentral Learning Management System: The Rainmaker ViewCentral ("LMS") platform is a SaaS, cloud based, on-demand, training management system, available 24x7 with no software installation. This self-service platform is highly configurable, so our customers utilize only the modules they need, branded as they choose. Designed specifically to automate time-consuming manual administration and to maximize training participation, the ViewCentral suite contains tools for before, during and after course delivery, and typical implementation time is between three to five weeks.

Rainmaker delivers a high value service to our clients' customers in a cost effective manner while delivering channel friendly ways designed to increase online sales. The scalability of our solution enables us to sell in over 34 languages from sales centers around the globe. Our solution is designed to help provide optimized service revenue performance across different revenue models, distribution models and segments within technology and technology-enabled industries, including hardware, software, software-as-a-service, medical, telco, and industrial systems.
We currently have approximately 40 clients, operating primarily in the computer hardware and software and information services industries.
Rainmaker Solutions
Rainmaker is a leading business selling partner providing global B2B e-commerce solutions enhanced by Global Commerce Services. Our suite of cloud applications increase visibility and control of revenue streams and are utilized by customers, channel partners, end customers and our service sales teams. Our dedicated Global Commerce Services Agents have specific expertise in our customers' businesses, are deployed under our customers' brands and follow a sales process tailored specifically for the client. Our solutions address the critical elements of B2B online buying, the renewals process, including data management, quoting, selling and learning management services. We believe our solutions, which tightly integrate software, managed services and data, reflects the growing trend of delivering enterprise services via the cloud.
GrowCommerce B2B Storefront: Designed to allow our clients to sell more of their products and maintenance contracts directly to their customers or via their channel partners through the GrowCommerce platform. Benefits include:

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
GrowCommerce for Renewals: Designed to maximize renewal rates, subscriptions and other contracts to allow our clients to significantly increase the lifetime value of their customers. Benefits of this solution include:

i.	The ability to deliver time sensitive pre-expiration countdown emails and phone campaigns potentially resulting in higher renewal rates.

ii.
Gaining market intelligence, such as why a customer was initially lost, which enables our clients to address the customer's objections within client business rules to potentially increase revenue through reactivations and win-backs.

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

View Central Learning Management System: Our LMS solution is designed to provide our clients with the potential to generate more revenue selling training programs to their customers. Benefits include:

i.	The ability to educate without our client losing sight of its core competency:

1.	Targeted delivery methods to each specific market segment.

2.	The potential to increase training revenues with visibility into business impact.

3.	Tools and reporting for on-going process improvements.

ii.	Product modules include:

1.	Instructor led training.

2.	Vclassroom.

3.	Elearning.

4.	Replay.

We offer high touch inbound and outbound Global Commerce Service Agents utilizing multiple communication methods including online chat, email, social media and phone support to assist potential buyers. Our Global Commerce Service Agents are trained to capitalize on opportunities to cross-sell and up-sell new products and services to potentially increase total revenue on existing sales.
Each product in the Rainmaker e-commerce solution suite can be purchased individually to meet specific client needs or as an integrated product suite designed to deliver maximum revenue during the B2B customer buying process.
Strategy
Our objective is to be the leading global provider of B2B e-commerce solutions in selected markets. Key elements of our strategy include:

•
More Revenue for Our Existing Clients.    We continually seek to identify areas where we can apply technology and our expertise to improve renewal rates and sell higher levels of service and online training on behalf of our clients.

•
Cross-Sell Opportunities with Existing Clients.    We continually seek cross-selling opportunities to increase the range of services provided to our existing clients, most of which currently use our services to support only selected product or customer segments. Our growth strategy includes seeking opportunities to expand our services within our existing customer base. We believe our clients desire to reduce the number of vendors they utilize, therefore providing us significant cross-sales opportunities to expand our services to our existing clients.

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

In addition to strategically expanding our reach, we believe approaching the right target market segments is also a factor in our success. Our target markets include:

•	Platform and management companies characterized as software and hardware systems and tools needed to run any major business;

•	Operations and professional groups in software and services businesses;

•	Product manufacturing and service delivery businesses; and

•	Data management and information services companies.
Together these target markets represent a market size of more than 5,000 brands. The key elements these brands have in common include:

•	They sell a product or a service with a recurring revenue stream;

•	They sell B2B into a defined SMB segment;

•	There is an intellectual property component to our clients' products as they are not individual purchase commodity items;

•	They sell direct, through channel partners, or a combination of both; and

•	They utilize trial programs.
Our Clients
Our clients consist of large enterprises in a range of industries, including computer hardware and software and information services selling into their SMB market. Our clients typically have large customer bases and products and services that require complex selling processes to generate sales, thereby enabling them to benefit from our focused sales and marketing programs to assist them to generate more revenue. In the year ended December 31, 2012, three clients each accounted for 10% or more of our revenue, with Microsoft Corporation ("Microsoft") representing approximately 35% of our net revenue, Symantec Corporation ("Symantec") representing approximately 21% of our net revenue and the Hewlett-Packard Company ("Hewlett-Packard") representing approximately 11% of our net revenue. During the year ended December 31, 2011, three clients each accounted for

10% or more of our net revenue, with Microsoft representing approximately 22% of our net revenue, Symantec representing approximately 21% of our net revenue and Hewlett-Packard representing approximately 14% of our net revenue. In 2010, three clients each accounted for 10% or more of our net revenue, with Sun Microsystems representing approximately 22% of our net revenue, Hewlett-Packard representing approximately 19% of our net revenue and Symantec accounting for approximately 16% of our net revenue.
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
Given our products, along with our sales and marketing solutions that address a company's needs at each customer contact point, we believe we have a competitive advantage in our space. While these solutions are available on an individual basis through other vendors, we are not aware at this time of other vendors that provide a comparable end-to-end solution such as ours. Purchasing individual solutions from multiple vendors would require investment, technical integration, and expert personnel. Thus, we believe we deliver a strong end-to-end solution among a sea of individually competitive products.
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

Employees
As of December 31, 2012, we employed approximately 130 employees. This compares to approximately 1,280 employees as of December 31, 2011, which included approximately 850 employees from our Manila operations, which we sold in December 2012. None of our employees are represented by labor unions or are subject to collective bargaining agreements, nor have we experienced any work stoppage. We consider our relationships with our employees to be good.
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
Our business is also subject to regulation in connection with our direct marketing activities. The Federal Trade Commission's(“FTC”) telesales rules prohibit misrepresentations of the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation and specifically addresses other perceived telesales abuses in the offering of prizes. Additionally, the FTC's rules and various state laws limit the hours during which telemarketers may call consumers and which consumers may be called. The Federal Telephone Consumer Protection Act of 1991 contains other restrictions on facsimile transmissions and on telemarketers, including a prohibition on the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 contains restrictions on the content and distribution of commercial e-mail. A number of states also regulate telesales and some states have enacted restrictions similar to these federal laws. In addition, a number of states regulate e-mail and facsimile transmissions. State regulations of telesales, e-mail and facsimile transmissions may be more restrictive than federal laws. The failure to comply with applicable statutes and regulations could have a material adverse effect on our business. There can be no assurance that additional federal or state legislation, or changes in regulatory implementation or judicial interpretation of existing or future laws, would not limit our activities in the future or significantly increase the cost of regulatory compliance.
Corporate Information

We were founded in 1991 and are headquartered in Silicon Valley in Campbell, California. As of December 31, 2012, we have operation centers in or near Austin, Texas and London, England. On January 25, 2013, we announced that our operations in Austin, Texas will be consolidated into our operations at our headquarters in Silicon Valley and in our operations center near London, England. We are incorporated in Delaware. Our principal office is located at 900 East Hamilton Ave., Suite 400, Campbell, CA 95008 and our phone number is (408) 626-3800. Our website is www.rainmakersystems.com. We make available, free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS
Risks Related to Our Business
We have incurred recent losses and may incur losses in the future.
We incurred a net loss in three of the four quarters of 2010, as well as all four quarters of 2011 and 2012. Our accumulated deficit through December 31, 2012 is $128.2 million. We cannot guarantee that our future operations will result in net income. A failure to increase future revenues will harm our business. If our revenues grow more slowly than we anticipate or our operating expenses exceed our expectations, our operating results will suffer. Factors which may cause us to incur losses in the future include:

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
We may need to raise additional capital to meet our working capital and planned growth objectives it might not be available to us on acceptable terms, if at all.
We may need to secure additional capital to fund our working capital and capital expenditure requirements. To date, we have raised capital through both equity and debt financings. On April 25, 2007, we completed a follow-on public offering of our common stock in which we issued an additional 3.5 million shares and raised approximately $27 million in net proceeds. In June 2011, we issued and sold 3.7 million shares of our common stock, together with warrants to purchase up to an aggregate 1.6 million additional shares, in a public offering. We received gross cash proceeds of approximately $3.9 million from the equity offering. On April 1, 2013, we announced that we had entered into subscription agreements with various investors for the sale of 13.0 million shares of our common stock in a registered direct offering. We expect to receive gross proceeds of approximately $5.8 million from the equity offering. The offering is expected to close on or about April 3, 2013. Any additional equity financing will be dilutive to stockholders, and additional debt financing, if available, may involve restrictive covenants and interest expense that will affect our financial results. At December 31, 2012, our cash balance was $4.5 million, and our net working capital deficit was $6.2 million. We believe that our cash and cash equivalent balance and anticipated improvements in cash flows from operations due to forecasted revenue growth and operating cash savings from our implemented and planned cost saving initiatives will be sufficient to meet our operating requirements for the next twelve months. We expect to maintain our current level of borrowings, subject to our ability to arrange new or renew our existing debt facilities, to assist in funding our future growth and working capital requirements. If forecasted revenue growth does not materialize, or if we are unsuccessful in reducing the usage of cash to fund our operations, we will be required to seek additional external financing or further reduce operating costs, which could jeopardize our current operations and future strategic initiatives and business plans, and affect our ability to pay our liabilities as they become due. Other external financing sources may not be available, may be inadequate to fund our operations, or may be on terms unfavorable to the Company.
Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client or any significant reduction in the volume of services we provide to any of our significant clients could result in a substantial decrease in our revenue and have a material adverse impact on our financial position.
In the year ended December 31, 2012, three clients each accounted for 10% or more of our revenue, with Microsoft Corporation ("Microsoft") representing approximately 35% of our net revenue, Symantec Corporation ("Symantec") representing approximately 21% of our net revenue and the Hewlett-Packard Company ("Hewlett-Packard") representing approximately 11% of our net revenue. During the year ended December 31, 2011, three clients each accounted for 10% or more of our net revenue, with Microsoft representing approximately 22% of our net revenue, Symantec representing approximately 21% of our net revenue and Hewlett-Packard representing approximately 14% of our net revenue. In 2010, three clients each accounted for 10% or more of our net revenue, with Sun Microsystems representing approximately 22% of our net revenue, Hewlett-Packard representing approximately 19% of our net revenue and Symantec accounting for approximately 16% of our net revenue.
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
Our clients may, from time to time, restructure their businesses or get acquired by another company, which may adversely impact the revenues we generate from those clients. Sun Microsystems, formerly a significant client in 2010, was acquired by Oracle Corporation in 2010, and thereafter elected to terminate our services. Any restructuring, termination or non-renewal of our services by any of our significant clients could reduce the volume of services we provide and further reduce our expected future revenues, which would likely have a material adverse effect on our financial position, cash flows and results of operations.
Macro-economic conditions could negatively impact our results of operations.
Unfavorable macro-economic conditions have contributed to our clients reducing their overall marketing spending and our clients’ customers reducing their purchases of our clients’ products and services. If the economic climate in the U.S. or abroad does not improve from its current condition or deteriorates, our clients or prospective clients could reduce or delay their purchases of our services, and our clients’ customers could reduce or delay their purchases of our clients’ products and services, which would adversely impact our revenues and our profitability.
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
Our agreements generally allow our clients to terminate such agreements without cause with 30 to 90 days notice. Our clients are under no obligation to renew their engagements with us when their contracts come up for renewal. In addition, our agreements with our clients are generally not exclusive. Our agreements with Symantec expire in March 2014 and can generally be terminated prior to expiration with ninety days notice. Our agreements with Microsoft expire at various dates from June 2013 through June 2015, and generally can be terminated with thirty days notice.
Our revenue will decline if demand for our clients’ products and services decreases.
A significant portion of our business consists of marketing and selling our clients’ products and services to their customers. In addition, a significant percentage of our revenue is based on a “revenue share” and “pay for performance” model in which our revenue is based on the revenue we generate for our clients or the amount of our clients’ products and services that we sell. Accordingly, if a particular client’s products and services fail to appeal to its customers for reasons beyond our control, such as preference for a competing product or service, our revenue may decline. In addition, revenue from our service offerings could decline if our clients reduce their marketing efforts.
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
We performed our annual goodwill impairment evaluation for 2012 as of December 31, 2012, and noted that no impairment existed at that time. At December 31, 2012, we had $5.3 million in goodwill. In the future, our test of impairment could result in further adjustments, or in write-downs or write-offs of assets, which would negatively affect our financial position and operating results.

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
We cannot guarantee that we will be successful in creating international demand for our services and software or that we will be able to effectively sell our clients’ products and services in international markets.
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
Our success depends on our ability to successfully restructure our business and manage growth.
We have recently undergone changes in our executive management team. Our new Chief Executive Officer, Donald Massaro, joined our Company in December 2012, and our new Chief Financial Officer, Mallorie Burak, joined our Company in January 2013. Our new executive management team has undertaken a restructuring of our Company's operations aimed at repositioning the Company for future growth. Execution of the plan by the new management team to restructure and reposition the business is essential to future growth. In addition, any future growth will place additional demands on our managerial, administrative, operational and financial resources. We will need to improve our operational, financial and managerial controls and information systems and procedures and will need to train and manage our overall work force. If we are unable to successfully implement our restructuring plan or manage additional growth effectively, our business, financial condition and results of operations will be significantly harmed.
The length and unpredictability of the sales and integration cycles could cause delays in our revenue growth.
Selection of our services and software can entail an extended decision making process on the part of prospective clients. We often must educate our potential clients regarding the use and benefit of our services and software, which may delay the evaluation and acceptance process. For our CaaS solutions, the selling cycle can extend to approximately 9 to 12 months or longer between initial client contact and signing of an agreement. Once our services and software are selected, integration with our clients’ systems can be a lengthy process, which further impacts the timing of revenue. Because we are unable to control many of the factors that will influence our clients’ buying decisions or the integration process of our services and software, it can be difficult to forecast the growth and timing of our revenue.
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
We are subject to certain financial covenants under our loan agreement with Comerica Bank. If we are unable to satisfy these covenants or obtain a waiver, the lender could demand immediate repayment of their loans made to us.
On June 14, 2012, we entered into a Loan and Security Agreement with Comerica Bank (the “Credit Facility”), which replaced Bridge Bank, N.A. as our primary lender. The maximum amount of credit available to us under the Credit Facility is $5 million, comprised of a $3 million term loan facility ("Term Loan") and a $2 million revolving line of credit (“Revolving Line”), which includes a $500,000 sub-facility for letters of credit and certain credit card services. The loan agreement is secured by substantially all of our consolidated assets. We must comply with certain financial covenants, including maintaining unrestricted cash with Comerica Bank equal to the greater of $1 million or the aggregate outstanding amount of Term Loan advances, and not less than $1 million upon achieving positive cash flow, and maintaining a minimum liquidity ratio with respect to all indebtedness owing to Comerica Bank of at least 1.25 to 1.00, which Comerica Bank agreed to reduce to 1.00 to 1.00 until April 15, 2013. The Credit Facility contains customary covenants that will, subject to limited exceptions, require Comerica Bank's approval to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, material adverse events, payment defaults of other indebtedness, failure to deliver audited financial statements with an unqualified opinion, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Credit Facility. If we are not able to comply with such covenants or if any event of default otherwise occurs, our outstanding loan balance could become due and payable immediately and our existing credit facilities with Comerica Bank could be canceled. Unless we are able to obtain a waiver from Comerica Bank for any covenant violations, our business, financial condition and results of operations would be significantly harmed. For the year ended December 31, 2012, we were in compliance with these covenants.
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
Our success depends, to a significant extent, upon the contributions of our board members, executive officers and key sales and technical personnel and our ability to attract and retain highly qualified sales, technical and managerial personnel. Competition for personnel is intense as these personnel are limited in supply. We have at times experienced difficulty in recruiting qualified personnel, and there can be no assurance that we will not experience difficulties in the future, which could limit our future growth. The loss of members of our board of directors or certain key personnel could seriously harm our business.

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
In the event that one of our operations facilities has a lapse of service or damage to such facility, our clients could experience interruptions in our service as well as delays, and we might incur additional expense in arranging new facilities and services. Our disaster recovery computer hardware and systems located at our facilities in California, Texas and the United Kingdom have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring at one of our operations facilities. In the event of a disaster in which one of our operations facilities is irreparably damaged or destroyed, we could experience lengthy interruptions in our service. While we have not experienced extended system failures in the past, any interruptions or delays in our service, whether as a result of third party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with clients and our reputation. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability, cause us to issue credits or cause clients to fail to renew their contracts, any of which could adversely affect our business, financial condition and results of operations. Temporary or permanent loss of these systems could limit our ability to conduct our business and result in lost revenue.
We have made significant investments in technology systems that operate our business operations. Such assets are subject to reviews for impairment in the event they are not fully utilized.
We have made significant investments in technology and system improvements related to servicing clients and capitalized those costs while the technology was being developed. We have invested $9 million in e-commerce technology and system improvements, which have a carrying value of $2.2 million as of December 31, 2012, and are generally amortized over two to five years. If unforeseen events or circumstances prohibit us from using these systems, we may be forced to impair one or more of these systems, which could result in a non-cash impairment charge to our financial results. We expect to invest additional amounts into technology and system improvements in the future which would bear similar risks.
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
The industry in which we operate is rapidly changing and evolving. The evolution of this industry makes our risks, capital needs and operating results difficult to predict. Any failure to adapt our services in response to changing market and technological requirements could adversely affect our operating results. In 2009, we acquired the e-commerce technology of Grow Commerce. We have entered into new lines of business to integrate the Grow Commerce assets to advance our CaaS strategies. We will be required to devote substantial financial, technical, managerial and other resources to such new lines of business and cannot ensure that they will be successful.
We are subject to government regulation of distribution and direct marketing, which could restrict the operation and growth of our business.
The FTC’s telesales rules prohibit misrepresentations of the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation and specifically address other perceived telemarketing abuses in the offering of prizes. Additionally, the FTC’s rules limit the hours during which telemarketers may call consumers. The Federal Telephone Consumer Protection Act of 1991 contains other restrictions on facsimile transmissions and on telemarketers, including a prohibition on the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 contains restrictions on the content and distribution of commercial e-mail. A number of states also regulate telemarketing and some states have enacted restrictions similar to these federal laws. In addition, a number of states regulate e-mail and facsimile transmissions. State regulations of telesales, e-mail and facsimile transmissions may be more restrictive than federal laws. Additionally, our e-commerce services are subject to U.S. and foreign export laws and regulations. Any failure by us to comply with applicable statutes and regulations could result in penalties and/or restrictions on our ability to provide services. There can be no assurance that additional federal or state legislation, or changes in regulatory implementation or judicial interpretation of existing or future laws, would not limit our activities in the future or significantly increase the cost of regulatory compliance.
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

Terrorist acts or acts of war may cause damage to our employees, facilities, clients, our clients’ customers and vendors which could significantly impact our revenues, costs and expenses, financial position and results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot be presently predicted. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.
Risks Associated with Our Stock
If we fail to meet the Nasdaq Capital Market listing requirements, our common stock will be delisted.
If we experience losses from our operations, are unable to raise additional funds or our stock price does not meet minimum standards, we may not be able to maintain the standards for continued listing on the Nasdaq Capital Market, which include, among other things, that our common stock maintain a minimum closing bid price of at least $1.00 per share and that we maintain a minimum stockholders’ equity of $2.5 million (subject to applicable grace and cure periods).
On November 12, 2012, we received notification from Nasdaq indicating that we were not in compliance with the Nasdaq's continued listing requirements because we did not meet the minimum stockholders' equity requirement of $2.5 million, nor the alternatives of market value of listed securities or net income from continuing operations.
On December 26, 2012, Nasdaq notified us that we no longer complied with Nasdaq's minimum bid price requirement, because the price of our common stock had closed at less than $1.00 per share over the then previous 30 consecutive trading days. The notice also stated that we would be provided an initial 180 calendar days to regain compliance with minimum bid price requirement, and that we would be eligible for an additional 180 calendar days to regain compliance with the minimum bid price requirement if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and we provide written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary.
On February 14, 2013, Nasdaq further notified us that the Nasdaq Listing Qualifications Staff had determined to deny our request for continued listing on the Nasdaq Capital Market because we did not meet the minimum stockholders' equity requirement of $2.5 million. We appealed the Staff's determination by requesting a hearing before the Nasdaq Listing Qualifications Panel, which stayed the suspension of trading and de-listing of the Company's common stock while the appeals process is pending. The hearing occurred on March 28, 2013. Accordingly, the common stock will continue to trade on the Nasdaq Capital Market pending the Panel's decision. The Nasdaq Staff has recommended to the Panel that our common stock be delisted from the Nasdaq Capital Market.
If our common stock is delisted from the Nasdaq Capital Market, our stock would become harder to buy and sell. Consequently, if we were removed from the Nasdaq Capital Market, the ability or willingness of broker-dealers to sell or make a market in our common stock will decline. As a result, the ability to resell shares of our common stock could be adversely affected.
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
Our common stock price is volatile.
During the year ended December 31, 2012, the price for our common stock fluctuated between $0.55 per share and $1.37 per share. During the year ended December 31, 2011, the price for our common stock fluctuated between $0.38 per share and $1.68 per share. The trading price of our common stock may continue to fluctuate widely, including due to:

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
As of March 28, 2013, our directors, executive officers and entities affiliated with them together beneficially control approximately 9% of our outstanding shares. As a result, these stockholders, acting together, may have the ability to disproportionately influence all matters requiring stockholder approval, including the election of all directors, and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company, which, in turn, could depress the market price of our common stock.
Shares eligible for sale in the future could negatively affect our stock price.
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of December 31, 2012, we had 28.4 million outstanding shares of common stock which included 2.3 million unvested shares issued pursuant to restricted stock awards granted to certain employees and directors. These restricted shares will become available for public sales subject to the respective employees’ and directors’ continued employment or service with the Company over vesting periods of not more than four years. In addition, there were an aggregate of 2.8 million shares of common stock issuable upon exercise of outstanding stock options and warrants, including 1.2 million shares of common stock issuable upon exercise of options outstanding under our option plan and 1.6 million shares of common stock issuable upon exercise of the outstanding warrants issued to the investors in our June 2011 equity offering. These warrants have a five-year term. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, employee compensation or otherwise.
On January 28, 2011, we filed a form S-3 registration statement, which was amended February 18, 2011 and declared effective by the SEC on March 7, 2011, for the potential issuance of up to $15 million of securities in the form of our common stock, preferred stock, warrants, units, and/or debt securities, subject to SEC rules limiting any issuance under such registration statement to one-third of our nonaffiliate market capitalization (“public float”) over any period of 12 calendar months for so long as our public float is less than $75 million. We may choose any combination of such securities depending on the market conditions at the time of issuance, if any. In June 2011, we issued and sold 3.7 million shares of our common stock, together with warrants to purchase up to an aggregate 1.6 million additional shares, in a public offering. The offering was made pursuant to a prospectus filed with our existing shelf registration statement on Form S-3 noted above, a prospectus supplement dated June 22, 2011 and a free writing prospectus dated June 23, 2011. We received gross cash proceeds of approximately $3.9 million from the equity offering. We may issue additional securities under the above referenced S-3 while it remains effective, subject to the above-described SEC limitations, which may be dilutive to stockholders.
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
Facilities
In October 2009, we executed a second amendment to the operating lease for our corporate headquarters in Campbell, California to reduce our lease cost. Under this amendment, we reduced the amount of space that we lease to 16,430 square feet. On October 31, 2012, the Company executed a third amendment of the operating lease for our corporate headquarters, effective December 1, 2012, with a P3Y-year term. Under the third amendment, annual base rent was set at approximately $227,000 in the first year of the lease, or $208,000 after deducting free base rent in the first three months of the amended lease, increasing by approximately 3% each year thereafter for the remaining term. In addition, we would continue to pay our proportionate share of operating costs and taxes based on our occupancy, and a letter of credit issued to the landlord for a security deposit of $30,000 replaced the prior letter of credit of $100,000. On January 31, 2013, the Company executed a fourth amendment to the operating lease for our corporate headquarters in Campbell, California, effective February 1, 2013, providing an additional 3,936 square feet of additional space. The fourth amendment did not modify the 3-year term, effective December 1, 2012. Annual base rent under the amended lease is approximately $365,000 in the first year of the lease, or $321,000 after deducting free base rent in the first three months of the amended lease, and increases by 3% each year thereafter for the remaining term. We will continue to pay our proportionate share of operating costs and taxes based on our occupancy, and a letter of credit will be issued to the landlord for a security deposit of $40,000, which will replace the prior letter of credit of $30,000.
In September 2011, we extended an existing lease in Austin, Texas on approximately 21,388 square feet of space for a term of 24 months through December 31, 2013. Annual rent under the lease approximates $212,000, or $18,000 monthly. Additionally, we pay our proportionate share of maintenance on the common areas in the business park.
In October 2012, we executed an office lease agreement for office space in Godalming outside of London, where we have call center operations. The facility's 5,000 square feet of call center space will be utilized to better accommodate our current operations in Europe and provide additional space for expansion. The lease has a thirty-month term and terminates in March 2015. Annual base rent for this facility is 28,000 Great Britain Pounds. Based on the exchange rate at December 31, 2012, annual rent is approximately 46,000 in U.S. dollars.

ITEM 3.	LEGAL PROCEEDINGS

On February 8, 2013, the Company's former Chief Executive Officer, Michael Silton, filed a demand for arbitration and complaint with the American Arbitration Association, alleging breach of contract and other causes of action relating to the termination of Mr. Silton's employment with the Company in October 2012. Mr. Silton is seeking full payment of severance benefits in the amount of approximately $1.0 million, plus compensation for unused vacation time, related penalties and punitive damages. On March 21, 2013, the Company filed a responsive pleading in the arbitration proceedings. We dispute and deny the allegations, and we intend to defend the claims.
From time to time in the ordinary course of business, we are subject to other claims, asserted or unasserted, or named as a party to other lawsuits or investigations. We are not aware of any such asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or results of operations. See Item 1A— “Risk Factors” for additional discussion of the litigation and regulatory risks facing our Company.

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

	Q1	Q2	Q3	Q4
2012
High	$0.89	$0.86	$1.24	$1.37
Low	$0.60	$0.55	$0.75	$0.60
2011
High	$1.53	$1.33	$1.68	$0.99
Low	$1.01	$0.89	$0.83	$0.38
As of March 28, 2013, we had approximately 121 common stockholders of record. On March 28, 2013, the last reported sale price of our common stock on the Nasdaq Capital Market was $0.45 per share.
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
Issuer Purchases of Equity Securities
During the twelve months ended December 31, 2012, the Company had restricted stock awards that vested. The Company is required to withhold income taxes at statutory rates based on the closing market value of the vested shares on the date of vesting. The Company offers employees the ability to have vested shares withheld by the Company in an amount equal to the amount of taxes to be withheld. Based on this, the Company purchased 152,399 shares during the twelve months ended December 31, 2012, with a cost of approximately $122,000 from employees to cover federal and state taxes due.
The table below presents share repurchase activity for the three months ended December 31, 2012. The shares were repurchased by us in connection with satisfaction of tax withholding obligations on vested restricted stock awards.

Period	Total Number of Shares (or Units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
October 2012	496	$1.13	N/A	N/A
November 2012	1,339	$0.77	N/A	N/A
December 2012	690	$0.65	N/A	N/A
Total	2,525	$0.81	N/A	N/A

ITEM 6.	SELECTED FINANCIAL DATA
Not applicable for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview
The accompanying consolidated financial statements include the accounts of Rainmaker Systems, Inc. and its wholly-owned subsidiaries. We are a Commerce-as-a-Service (“CaaS”) company that helps large enterprises gain greater market share and increased brand awareness for their cloud-based or on-premise based product offerings in the worldwide SMB markets. Our B2B, e-commerce solutions drive online sales and renewals for products, subscriptions and training for our clients and their channel partners. Rainmaker does this with an advanced e-commerce open architecture SaaS platform that easily integrates cloud-based applications and on-premise applications with its Global Commerce Services to provide its clients with a strategic partnership.
We are headquartered in Silicon Valley in Campbell, California, and have additional operations in or near Austin, Texas and London, England. As announced on January 25, 2013, our operations in Austin, Texas will be consolidated into our operations at our headquarters and in London, England. We also utilize outsourced service providers located in the Dominican Republic and the Philippines. Our global clients consist primarily of large enterprises operating in the computer hardware and software and information services industries.
Our strategy for long-term, sustained growth is to maintain and improve our position as a leading global provider of B2B e-commerce solutions. A key aspect of this enhanced solution is to provide our clients a way to partner with Rainmaker on a scalable, repeatable and reliable sales model. This enables our clients to turn customer contacts into revenue generating opportunities while simplifying otherwise complex sales and marketing needs. We operate as a seamless extension of our clients' sales and marketing teams incorporating their brands and trademarks and leveraging business practices to amplify existing efforts.
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
In January 2007, we acquired CAS Systems to provide additional complementary lead development functionality, customers, execution expertise and an international presence with its location near Montreal, Canada. In July 2007, we purchased all of the outstanding stock of Qinteraction Limited, which operated an offshore call center located in the Philippines. Qinteraction provided a variety of business solutions including inbound sales and order taking, inbound customer care, outbound telemarketing and lead generation, logistics support and back-office processing. The nature of these services was highly complementary to our other product offerings.
In October 2009, we acquired the e-commerce technology of Grow Commerce. Grow Commerce provided hosting of fan club and membership websites that offered monthly subscriptions and the ability for fee-based downloading of music, videos and other items. Additionally, the technology offered the ability to route orders of merchandise for fulfillment. Since this acquisition, we have invested in this technology to add significant B2B e-commerce functionality.
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
On December 17, 2012, we completed a stock purchase agreement with Shore Solutions Inc. (“Shore”) pursuant to which we agreed to sell our Manila-based operations of Rainmaker Systems, Ltd. and its wholly owned subsidiary, Rainmaker Asia, Inc. (together, "Manila" or "RSL") Under the stock purchase agreement, we received an initial cash payment at closing of $845,000. In addition to the closing payment, we may receive additional contingent consideration based on multiple earn-out provisions included within the stock purchase agreement, which provide us the ability to receive additional consideration of $300,000 at target plus a nominal percentage of certain revenues of RSL during the period from January 1, 2013 through December 31, 2015. We determined the income statement caption "Loss on disposal of discontinued operations" based on the net book value of RSL as of December 17, 2012.
On January 25, 2013, we announced the closure of our Austin, Texas facility as operations are to be consolidated in our headquarters in Campbell, California and our United Kingdom location as part of a strategic reallocation of resources designed to increased levels of service to customers and operating cost savings.
On January 31, 2013, we executed a fourth amendment to the operating lease for our corporate headquarters in Campbell, California, effective February 1, 2013, providing an additional 3,936 square feet of additional space. The amendment did not modify the 3-year term, effective December 1, 2012. Annual base rent under the amended lease is approximately $365,000 in the first year of the lease, or $321,000 after deducting free base rent in the first three months of the amended lease, and increases by 3% each year thereafter for the remaining term. We will continue to pay our proportionate share of operating costs and taxes based on our occupancy, and a letter of credit will be issued to the landlord for a security deposit of $40,000, which will replace the prior letter of credit of $30,000 to the landlord.
On April 1, 2013, we announced that we had entered into subscription agreements with various investors for the sale of 13.0 million shares of our common stock in a registered direct offering. We expect to receive gross proceeds of approximately $5.8 million from the equity offering. The offering is expected to close on or about April 3, 2013.
We reported net revenue of $32.8 million in 2010, representing a decline over the prior year due primarily to customer losses including the loss of Sun Microsystems, a significant client in 2010. We reported a net loss of $10.0 million for 2010.
We reported net revenue of $26.4 million in 2011, representing a 20% decline over the prior year due primarily the loss of Sun Microsystems during 2010. We reported a net loss of $11.0 million for 2011.
We reported net revenue of $25.4 million in 2012, representing a 4% decline over the prior year. We reported a net loss of $10.3 million for 2012.
Net Revenue
We derive substantially all of our revenue from (i) the online sale of our clients products to their SMB customers, (ii) the sale of our clients' service contracts and maintenance renewals, (iii) lead development and other telesales services, and (iv) software subscriptions for hosted Internet sales of web-based training.
eCommerce and Service Contract Renewals (Contract Sales).    We sell, on behalf of our clients, (i) our clients' products through online sales and (ii) our clients’ service contracts and maintenance renewals. We earn commissions on the sale of these services to our clients’ customers, which we report as our net revenue. We are typically responsible for the complete sales process, including marketing and customer identification and order processing. We also take responsibility for collecting the amount paid by our clients' customers. As a result, when we complete a sale, we record the full amount of the sale on our balance sheet as accounts receivable. We record revenue for the commissions we earn on the transaction, which is based on a fixed percentage of the amount payable by our clients’ customer based on the agreement with our client. We record the difference between the sale amount and our commission as an account payable, representing the amount we will remit to our client according to our payment terms. Our clients’ customers pay us by credit card, check or on payment terms which are generally 30 days from sale. None of our clients’ customers represented more than 10% of our net revenue in 2012. Because our revenue is commission-based, it can vary significantly. Our agreements with our clients for these services typically have one- to three-year terms, with automatic renewal provisions. These agreements are generally terminable on 90 days notice by either party.
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
Revenue Recognition and Financial Statement Presentation
Substantially all of our revenue is generated from (i) the online sale of our clients products to their SMB customers, (ii) the sale of our clients' service contracts and maintenance renewals, (iii) lead development and other telesales services, and (iv) software subscriptions for hosted Internet sales of web-based training. Revenue is recorded using the proportional performance model, where revenue is recognized as performance occurs over the term of the contract and any initial set up fees are recognized over the estimated customer life. We recognize revenue from the online sale of our clients products and the sale of our clients’ service contracts and maintenance renewals on the “net basis”, which represents the amount billed to the end customer less the amount paid to our client. Revenue from the sale is recognized when a purchase order from a client’s customer is received, the service or service contract or maintenance agreement is delivered, the fee is fixed or determinable, the collection of the receivable is reasonably assured, and no significant post-delivery obligations remain unfulfilled. Revenue from lead development and other telesales services we perform is recognized as the services are accepted and is generally earned ratably over the service contract period. Some of our lead development service revenue is earned when we achieve certain attainment levels and is recognized upon customer acceptance of the service. We earn revenue from our software application subscriptions of hosted online sales of web-based training ratably over each contract period. Since these software subscriptions are usually paid in advance, we have recorded a deferred revenue liability on our balance sheet that represents the prepaid portions of subscriptions that will be earned over the next one to three years.
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
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers or clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our clients or our clients' customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 31, 2012 and 2011, our allowance for potentially uncollectible accounts was $15,000 and $80,000, respectively.
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
Costs of internal use software are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Internal Use Software and FASB ASC 350-50, Website Development Costs. This guidance requires that we expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of FASB ASC 350-40 and ASC 350-50 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development, the payroll and payroll-related costs for employees who are directly associated with and who devote time to develop the internal use computer software and associated interest costs are capitalized. Capitalized costs are amortized using the straight-line method over the shorter of the term of the related client agreement, if such development relates to a specific outsource client, or the software’s estimated useful life, ranging from two to five years. Capitalized internal use software and website development costs are included in property and equipment in the accompanying balance sheets.
Goodwill
We completed several acquisitions during the period of February 2005 through January 2010. Goodwill represents the excess of the acquisition purchase price over the estimated fair value of the net tangible and intangible assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired. Most recently, in January 2010, we acquired Optima Consulting Partners, assigning $1.5 million to goodwill.
In our analysis of goodwill and other intangible assets, we apply the guidance of FASB ASC 350-20-35 in determining whether any impairment conditions exist. In our analysis of other finite lived amortizable intangible assets, we apply the guidance of FASB ASC 360-10-35, Property, Plant and Equipment-Subsequent Measurement, in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various technologies, customer relationships and trade names of the businesses we have acquired. As of both December 31, 2012 and 2011, we had accumulated goodwill impairment losses of $11.5 million.
As of December 31, 2012, we performed our annual goodwill impairment evaluation for 2012, as required under FASB ASC 350-20-35, and concluded that goodwill was not impaired as the estimated fair value exceeded the carrying value. At December 31, 2012 and 2011, we had approximately $5.3 million in goodwill recorded on our consolidated balance sheets.
We report segment results in accordance with FASB ASC 280, Segment Reporting. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The chief operating decision maker does not use product line financial performance as a basis for business operating decisions. In accordance with FASB ASC 350-20-35, we are required to test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment. Thus, the reporting units utilized in 2011 for goodwill impairment testing were Contract Sales, Lead

Development, Rainmaker Asia and Rainmaker Europe. For 2012, after the sale of Rainmaker Asia and the consolidation of operations, we concluded that we have one operating and reportable segment and one reporting unit.
Long-Lived Assets
Long-lived assets, including our purchased intangible assets, are amortized over their estimated useful lives. In accordance with FASB ASC 360-10-35 long-lived assets, such as property, equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented on the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.
Based on information we received on April 30, 2010 from Market2Lead in which we invested in 2007 in the form of a secured note and a minority equity investment, we took a non-cash charge in the first quarter of 2010 of $740,000 for the carrying value of our minority equity investment.
Income Taxes
We account for income taxes using the liability method. The liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At December 31, 2012 and 2011, we had gross deferred tax assets of $31.8 million and $30.6 million, respectively. In 2012 and 2011, the deferred tax asset was subject to a 100% valuation allowance and therefore is not recorded on our balance sheet as an asset. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.
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
Our policy for recording interest and penalties related to uncertain tax positions is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in interest and other expense, net, in the statement of operations. Interest and penalties recorded as of December 31, 2012 and 2011 were immaterial.
Stock-Based Compensation
FASB ASC 718, Compensation - Stock Compensation, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. This guidance requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. See Note 10 to the consolidated financial statements for further discussion of this statement.
Foreign Currency Translation
The functional currency of our foreign subsidiaries was determined to be their respective local currencies (Canadian Dollar and Great Britain Pound). Foreign currency assets and liabilities are translated at the current exchange rates at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the period. The related unrealized gains and losses from foreign currency translation are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity in the consolidated balance sheet, consolidated statement of operations and comprehensive loss. Net gains and losses resulting from foreign exchange transactions are included in interest and other expense, net, in the consolidated statements of operations and comprehensive loss.
Significant Client Concentrations

We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the year ended December 31, 2012, three clients each accounted for 10% or more of our revenue, with Microsoft Corporation ("Microsoft") representing approximately 35% of our net revenue, Symantec Corporation ("Symantec") representing approximately 21% of our net revenue and the Hewlett-Packard Company ("Hewlett-Packard") representing approximately 11% of our net revenue. During the year ended December 31, 2011, three clients each accounted for 10% or more of our net revenue, with Microsoft representing approximately 22% of our net revenue, Symantec representing approximately 21% of our net revenue and Hewlett-Packard representing approximately 14% of our net revenue. In 2010, three clients each accounted for 10% or more of our net revenue, with Sun Microsystems representing approximately 22% of our net revenue, Hewlett-Packard representing approximately 19% of our net revenue and Symantec accounting for approximately 16% of our net revenue. In the year ended December 31, 2012, one client accounted for 10% or more of our net accounts receivable, with Symantec representing approximately 12% of our net accounts receivable.
No individual client’s customer accounted for 10% or more of our net revenue in any period presented.
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
We have outsourced services agreements with our significant clients that expire at various dates ranging through June 2015. Our agreements with Symantec expire in March 2014 and can generally be terminated prior to expiration with ninety days notice. Our agreements with Microsoft expire at various dates from June 2013 through June 2015, and can be terminated with thirty days notice. Our agreements with Hewlett-Packard expire in October 2013 and can generally be terminated prior to expiration with ninety days notice.
We expect that a substantial portion of our net revenue will continue to be concentrated among a few significant clients. In addition, our technology clients operate in industries that are experiencing consolidation, which may reduce the number of our existing and potential clients.

Results of Operations
The following table sets forth for the periods given selected financial data as a percentage of our net revenue. The table and discussion below should be read in connection with the financial statements and the notes thereto which appear elsewhere in this report.

	Year Ended December 31,
	2012	2011	2010
Net revenue	100.0%	100.0%	100.0%
Cost of services	56.8	58.2	49.7
Gross margin	43.2%	41.8%	50.3%
Operating expenses:
Sales and marketing	7.8	14.7	11.0
Technology and development	21.9	28.3	27.0
General and administrative	21.5	29.6	28.1
Depreciation and amortization	6.5	9.0	10.7
Loss (gain) on fair value re-measurement	—	0.2	(0.6)
Total operating expenses	57.7%	81.8%	76.2%
Operating loss	(14.5)	(40.0)	(25.9)
Gain due to change in fair value of warrant liability	(0.7)	(1.1)	—
Interest and other expense, net	0.9	0.7	2.9
Loss before income tax expense	(14.7)%	(39.6)%	(28.8)%
Income tax expense	1.0	0.1	0.4
Net loss from continuing operations	(15.7)%	(39.7)%	(29.2)%
Net loss from discontinued operations (including loss on disposal in 2012)	(24.9)	(2.0)	(1.1)
Net loss	(40.6)%	(41.7)%	(30.3)%

Foreign currency translation adjustments	1.3	(1.7)	—
Comprehensive loss	(39.3)%	(43.4)%	(30.3)%
Comparison of the Years Ended December 31, 2012 and 2011
Net Revenue. Net revenue decreased $1 million, or 4%, to $25.4 million in the year ended December 31, 2012, as compared to the year ended December 31, 2011. Net revenue decreased in the year ended December 31, 2012, as compared to the 2011 comparative period due to the elimination of non-strategic client programs, offset by multiple new programs with Microsoft, a significant client in both 2011 and 2012. Training sales net revenue also decreased in the year ended December 31, 2012, as compared to the 2011 comparative period due to net client attrition.
Cost of Services and Gross Margin. Cost of services decreased $947,000, or 6%, to $14.4 million in the year ended December 31, 2012, as compared to the 2011 comparative period primarily due to the impact of cost reduction initiatives and lower revenue. Our gross margin percentage was 43% and 42%, respectively, in the years ended December 31, 2012 and 2011. The improvement in gross margin was due to cost savings initiatives and growth in our higher margin e-commerce business.
Sales and Marketing Expenses. Sales and marketing expenses decreased $1.9 million, or 49%, to $2.0 million in the year ended December 31, 2012, as compared to the 2011 comparative period. The change was primarily attributable to a decrease in personnel costs of $1.2 million and decreases in marketing costs of $466,000.
Technology and Development Expenses. Technology and development expenses decreased $1.9 million, or 25%, to $5.6 million during the year ended December 31, 2012, as compared to the 2011 comparative period. The decrease was primarily attributable to decreases in outsourced services and maintenance contracts expense of $826,000, decreases in personnel costs of approximately $825,000 and reduced telecommunication costs of $289,000.
General and Administrative Expenses. General and administrative expenses decreased $2.4 million, or 30%, to $5.5 million during the year ended December 31, 2012, as compared to the 2011 comparative period. The decrease was primarily due to a decrease in personnel costs of $1.8 million, reduced board fees of $280,000 and reduced legal and outsource services costs of $58,000.
Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $738,000, or 31%, to $1.6 million for the year ended December 31, 2012, as compared to the 2011 comparative period. The decrease is due to assets becoming fully depreciated or amortized.

Loss(Gain) on Fair Value Re-measurement. In the year ended December 2011, the Company recorded a loss on fair value re-measurement of $44,000 related to the change in the accrued estimated liability for the potential earnout payment in connection with our acquisition of Optima. In April 2012, we made a payment of $225,000 based on the achievement of certain performance metrics for the year ended December 31, 2011 per the purchase agreement.
Interest and Other Expense, Net. The components of interest and other expense, net are as follows (in thousands):

	Year Ended December 31,		Change
	2012	2011
Interest and other expense, net	$237	$193	$(44)
Currency translation gain	(21)	(15)	6
Total	$216	$178	$(38)
Net interest expense increased for the year ended December 31, 2012, as compared to the 2011 comparative period, due to increases from incremental and new borrowings related to our Comerica Bank Credit Facility.
Currency transaction loss (gain) is primarily due to the fluctuation of currency exchange rates among the U.S. Dollar and the British Pound. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.
Gain Due to Change in Fair Value of Warrant Liability. Gain due to change in fair value of warrant liability increased $129,000, or 43%, to $169,000 for year ended December 31, 2012, as compared to the 2011 comparative period. In June 2011, we issued 1.6 million warrants as part of our equity offering. We classified the warrants as liabilities under the balance sheet caption “Common stock warrant liability” and estimated their fair value, as of the balance sheet dates, utilizing the Black-Scholes valuation method.
Income Tax Expense. Income tax expense increased $222,000, or 1,168%, to $241,000 for the year ended December 31, 2012, as compared to the year ended December 31, 2011. Our income tax expense for year ended December 31, 2012 was based on our estimate of taxable income for the full year ending December 31, 2012, and primarily consists of estimates of foreign taxes and domestic gross margin taxes for certain states.
Net Loss from Discontinued Operations. Net loss from discontinued operations was $6.3 million for the year ended December 31, 2012, as compared to $531,000 in the 2011 comparative period. The loss for 2012 includes a loss from the disposal of discontinued operations of $3.3 million for the sale of the Manila operations. The loss from the disposal of discontinued operations represents the difference between the gross sale proceeds of $845,000, net of associated legal fees and closing costs, and the net book value of Rainmaker Systems, Ltd. The remaining change was primarily due to the write-off of a receivable for the bankruptcy of a client in the amount of $499,000, costs related to exit of a lease and move into a larger facility of $445,000, the initial costs incurred to launch a significant new program and over-capacity, due to net customer attrition. For further discussion of our discontinued operations, refer to Note 3 to our consolidated financial statements.
Comparison of Years Ended December 31, 2011 and 2010
Net Revenue. Net revenue decreased $6.4 million, or 20%, to $26.4 million in the year ended December 31, 2011, as compared to the year ended December 31, 2010. Net revenue decreased compared to the prior year primarily resulting from the receipt of a one-time settlement payment of approximately $4.6 million during the first quarter of 2010 for a contract termination/buyout with Sun Microsystems. Excluding this one-time settlement payment, revenue decreased approximately $2.0 million. The decrease was primarily due to the loss of Sun Microsystems as a client in the first quarter of 2010.
Cost of Services and Gross Margin. Cost of services decreased $930,000 to $15.3 million in the year ended December 31, 2011, as compared to the 2010 comparative period. Our gross margin percentage decreased to 41.8% for the year ended December 31, 2011 compared to 50.3% in the year ended December 31, 2010 primarily as a result of the one-time settlement payment for the contract termination/buyout with Sun Microsystems in the first quarter of 2010.
Sales and Marketing Expenses. Sales and marketing expenses increased $262,000, or 7%, to $3.9 million in the year ended December 31, 2011, as compared to the 2010 comparative period. The increase was attributable to an increase in personnel related expense of $142,000 and increased marketing costs of $141,000.
Technology and Development Expenses. Technology and development expenses decreased $1.4 million, or 16%, to $7.5 million during the year ended December 31, 2011, as compared to the 2010 comparative period. The decrease was due to reductions in personnel costs.

General and Administrative Expenses. General and administrative expenses decreased $1.4 million, or 15%, to $7.8 million during the year ended December 31, 2011, as compared to the 2010 comparative period. The decrease was primarily due to a decrease in personnel costs of $962,000, as well as a $469,000 reduction of costs related to the 2010 exit of our Canadian facility.
Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $1.1 million, or 32%, to $2.4 million for the year ended December 31, 2011, as compared to the 2010 comparative period.
Loss(Gain) on Fair Value Re-measurement. In the year ended December 2011, the Company recorded a loss on fair value re-measurement of $44,000 related to the change in the accrued estimated liability for the potential earnout payment in connection with our acquisition of Optima based on performance-to-date and projections of performance through 2011. During the year ended December 31, 2010, the Company had recorded a $190,000 gain on re-measurement of this liability.
Gain Due to Change in Fair Value of Warrant Liability.    During the year ended December 31, 2011, the Company recorded a gain on the change in fair value of our warrant liability of $298,000. In June 2011, we issued 1.6 million warrants as part of our equity offering. We classified the warrants as liabilities under the balance sheet caption “Common stock warrant liability” and estimated their fair value, as of the balance sheet date, utilizing the Black-Scholes valuation method.
Interest and Other Expense, Net. The components of interest and other expense, net are as follows (in thousands):

	Year Ended December 31,		Change
	2011	2010
Interest and other expense, net	$193	$178	$15
Currency translation loss (gain)	(15)	47	(62)
Write-down of investment	—	740	(740)
Total	$178	$965	$(787)
Net interest expense was relatively flat for the year ended December 31, 2011, as compared to the 2010 comparative period, as increases from incremental and new borrowings were offset by decreases in interest rates.
Currency transaction loss (gain) is primarily due to the fluctuation of currency exchange rates among the U.S. Dollar and the British Pound. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.
Income Tax Expense. Income tax expense decreased $107,000, or 85%, to $19,000 for the year ended December 31, 2011, as compared to $126,000 for the year ended December 31, 2010. Our income tax expense for the year ended December 31, 2011 was based on our estimate of taxable income for the full year ending December 31, 2011, and primarily consists of estimates of foreign taxes and domestic gross margin taxes for certain states.
Net loss from Discontinued Operations. Net loss from discontinued operations was $531,000 for the year ended December 31, 2011, as compared to $368,000 in the year ended December 31, 2010. The change was primary due to net client attrition for our Manila operations.

Liquidity and Sources of Capital
Cash used in operating activities for the year ended December 31, 2012 was $2.1 million, as compared to cash used in operating activities of $5.3 million in the year ended December 31, 2011. Cash used in operating activities in the year ended December 31, 2012 was primarily the result of net loss from continuing operations of $4 million, offset by non-cash expenses for depreciation and amortization of property and intangibles of $1.6 million and stock-based compensation expenses of $810,000, cash used by discontinued operations of $2.1 million and changes in operating assets and liabilities that provided cash of $1.7 million.
Cash used in operating activities for the year ended December 31, 2011 was $5.3 million, primarily the result of net loss from continuing operations of $10.4 million, offset by non-cash expenses for depreciation and amortization of property and intangibles of $2.4 million and stock-based compensation expenses of $2 million, changes in operating assets and liabilities that provided cash of $701,000 and cash provided by discontinued operations of $265,000.
Cash used in investing activities was $1.2 million in the year ended December 31, 2012, as compared to cash used in investing activities of $1.6 million in the year ended December 31, 2011. The change was primarily the result of increases in capital expenditures used by our discontinued operations of approximately $744,000 during the year ended December 31, 2012, as compared to the year ended December 31, 2011, offset by a reduction in capital expenditures used by continuing operations of $422,000 during the same period.

Cash used in financing activities was approximately $846,000 in the year ended December 31, 2012, as compared to cash provided by financing activities of $3.8 million in the year ended December 31, 2011. Cash used in financing activities was primarily a result of cash used by discontinued operations of $738,000 and purchases of $237,000 of treasury stock from employees for shares withheld for income taxes payable on restricted stock awards vested during the year ended December 31, 2012. Cash provided by financing activities in the year ended December 31, 2011 was primarily result of the $3.3 million in proceeds from our June 2011 offering of common stock and net proceeds from borrowings of $590,000.
At December 31, 2012, the Company had a net working capital deficit of $6.2 million. Our principal source of liquidity as of December 31, 2012 consisted of $4.5 million of cash and cash equivalents and $3.7 million of net accounts receivable. Our debt balance as of December 31, 2012 was $4.5 million, of which $2.7 million is payable within the next twelve months. See below under “Credit Arrangements” for further discussion of our credit facility with Comerica Bank.
As reflected in the accompanying consolidated financial statements, we had a net loss from continuing operations of $4.0 million for the year ended December 31, 2012. During the year, we used cash of $10,000 in operating activities from continuing operations and $2.1 million in operating activities from discontinued operations.
We believe we are now executing a plan that will establish profitable operations through increased sales and decreased expenses. There can be no assurance that we will be successful in increasing sales, reducing expenses or achieving profitable operations. In addition, the Company has completed the sale our of operations in Manila. We are also evaluating our options to sell other non-strategic assets as we continue to focus on the Company's core business. The sale of our Manila operations, and potentially other assets, is intended to both improve our cash position as well as to improve our business focus. In the event that the Company fails to achieve profitable operations, fails to close on the intended sale of assets or if we are unable to raise additional capital, we will be required to further reduce operating costs, which could jeopardize our current operations and future strategic initiatives and business plans. Other external financing sources may not be available, may be inadequate to fund our operations, or may be on terms unfavorable to the Company.
Credit Arrangements
On June 14, 2012, the Company entered into a Loan and Security Agreement with Comerica Bank (the “Credit Facility”), replacing Bridge Bank, N.A. as the Company's primary lender. The maximum amount of credit available to us under the Credit Facility is $5 million, comprised of a $3 million term loan facility (“Term Loan”) and a $2 million revolving line of credit (“Revolving Line”), which includes a $500,000 sub-facility for letters of credit and certain credit card services. Under the terms of the Credit Facility, we could request advances under the Term Loan until December 14, 2012. Term Loan advances outstanding on December 14, 2012 are payable in thirty equal monthly installments of principal, plus accrued interest, beginning on January 1, 2013 and ending on June 14, 2015. As of December 31, 2012, there was $3.0 million outstanding under the Term Loan and $1.5 million under the Revolving Line.
Rainmaker also may request additional advances under the Revolving Line in an aggregate outstanding amount not to exceed the lesser of (i) the Revolving Line or (ii) the borrowing base, which is 80% of our eligible accounts receivable balances, less the aggregate face amount of letters of credit issued and the aggregate limits of any credit cards issued and any merchant credit card processing reserves. Amounts borrowed under the Revolving Line are due on December 14, 2013. The interest rate per annum for advances under the Credit Facility is the Prime Referenced Rate, as defined in the Credit Facility, plus the applicable margin. The applicable margin is one and one half percent (1.50%) per annum for the Revolving Line and two and one quarter percent (2.25%) per annum for the Term Loan. The interest rate on our Term Loan and Revolving Line were 5.50% and 4.75%, respectively, as of December 31, 2012.
The Credit Facility is secured by substantially all of Rainmaker’s consolidated assets. Rainmaker must comply with certain financial covenants, including maintaining unrestricted cash with Comerica Bank equal to the greater of $1 million or the aggregate outstanding amount of Term Loan advances, and not less than $1 million upon achieving positive cash flow, and maintaining a minimum liquidity ratio with respect to all indebtedness owing to Comerica Bank of at least 1.25 to 1.00, which Comerica Bank agreed to reduce to 1.00 to 1.00 until April 15, 2013. The Credit Facility contains customary covenants that will, subject to limited exceptions, require Comerica's approval to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, material adverse events, payment defaults of other indebtedness, failure to deliver audited financial statements with an unqualified opinion, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Credit Facility. If we are not able to comply with such covenants or if any event of default otherwise occurs, our outstanding loan balance could become due and payable immediately and our existing credit facilities with Comerica Bank could be canceled. As of December 31, 2012, we were in compliance with all loan covenants.

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, we had no off-balance sheet arrangements or obligations.

Potential Impact of Inflation
To date, inflation has not had a material impact on our business.

Recent Accounting Standards
In September 2011, the FASB issued new accounting guidance, ASU No. 2011-08 – Testing Goodwill for Impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. This new guidance is effective for the first reporting period beginning after December 15, 2011. We implemented ASU No. 2011-08 as part of our 2012 impairment testing.
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
In May 2011, the FASB issued ASU No. 2011-04 – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The Company adopted this standard in the first quarter of 2012, as reflected in Note 8.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Rainmaker Systems, Inc.
Campbell, California
We have audited the accompanying consolidated balance sheets of Rainmaker Systems, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2012. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rainmaker Systems, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/    BDO USA, LLP
San Jose, California
April 1, 2013

RAINMAKER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$4,494	$8,490
Restricted cash	52	18
Accounts receivable, net	3,720	4,587
Prepaid expenses and other current assets	1,292	876
Assets held for sale	—	4,164
Total current assets	9,558	18,135
Property and equipment, net	2,455	2,861
Goodwill	5,337	5,268
Other non-current assets	416	507
Total assets	$17,766	$26,771
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,159	$5,702
Accrued compensation and benefits	425	740
Other accrued liabilities	3,142	3,097
Deferred revenue	2,311	2,629
Current portion of notes payable	2,727	4,306
Liabilities related to assets held for sale	—	2,163
Total current liabilities	15,764	18,637
Deferred tax liability	567	473
Long-term deferred revenue	44	103
Common stock warrant liability	348	517
Notes payable, less current portion	1,800	—
Total liabilities	18,523	19,730
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized, 30,454 shares issued and 28,428 shares outstanding at December 31, 2012 and 28,686 shares issued and 26,813 shares outstanding at December 31, 2011	27	26
Additional paid-in capital	130,402	129,373
Accumulated deficit	(128,198)	(117,926)
Accumulated other comprehensive loss	(261)	(1,827)
Treasury stock, at cost, 2,026 shares at December 31, 2012 and 1,874 shares at December 31, 2011	(2,727)	(2,605)
Total stockholders’ equity (deficit)	(757)	7,041
Total liabilities and stockholders’ equity (deficit)	$17,766	$26,771
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Net revenue	$25,360	$26,377	$32,771
Cost of services	14,397	15,344	16,274
Gross margin	10,963	11,033	16,497
Operating expenses:
Sales and marketing	1,978	3,883	3,621
Technology and development	5,557	7,457	8,834
General and administrative	5,463	7,818	9,215
Depreciation and amortization	1,642	2,380	3,508
Loss (gain) on fair value re-measurement	—	44	(190)
Total operating expenses	14,640	21,582	24,988
Operating loss	(3,677)	(10,549)	(8,491)
Gain due to change in fair value of warrant liability	(169)	(298)	—
Interest and other expense, net	216	178	965
Loss before income tax expense	(3,724)	(10,429)	(9,456)
Income tax expense	241	19	126
Net loss from continuing operations	(3,965)	(10,448)	(9,582)
Net loss from discontinued operations (including loss on disposal of $3,341 in 2012)	(6,307)	(531)	(368)
Net loss	$(10,272)	$(10,979)	$(9,950)

Foreign currency translation adjustments	329	(452)	6
Comprehensive loss	$(9,943)	$(11,431)	$(9,944)

Basic and diluted net loss per share:
Net loss from continuing operations	$(0.15)	$(0.42)	$(0.47)
Net loss from discontinued operations	(0.23)	(0.02)	(0.02)
Net loss	$(0.38)	$(0.44)	$(0.49)

Weighted average common shares - Basic and diluted	27,123	25,050	20,380
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	21,996	$20	1,039	$(1,714)	$121,138	$(96,997)	$(1,381)	$21,066
Net loss	—	—	—	—	—	(9,950)	—	(9,950)
Foreign currency translation loss	—	—	—	—	—	—	6	6
Exercise of employee stock options	480	1	—	—	700	—	—	701
Issuance of common stock under employee stock purchase plan	19	—	—	—	18	—	—	18
Issuance of restricted stock awards	1,569	1	—	—	—	—	—	1
Cancellation of restricted stock awards	(353)	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	2,970	—	—	2,970
Surrender of shares for tax withholding	(357)	—	357	(455)	—	—	—	(455)
Purchases of treasury stock	(79)	—	79	(98)	—	—	—	(98)
Balance at December 31, 2010	23,275	22	1,475	(2,267)	124,826	(106,947)	(1,375)	14,259
Net loss	—	—	—	—	—	(10,979)	—	(10,979)
Foreign currency translation gain	—	—	—	—	—	—	(452)	(452)
Issuance of common stock in public offering, net of expenses	3,670	4	—	—	3,281	—	—	3,285
Proceeds from public offering allocated to warrant liability	—	—	—	—	(815)	—	—	(815)
Exercise of employee stock options	15	—	—	—	15	—	—	15
Issuance of restricted stock awards	995	1	—	—	—	—	—	1
Cancellation of restricted stock awards	(743)	(1)	—	—	—	—	—	(1)
Stock based compensation	—	—	—	—	2,066	—	—	2,066
Surrender of shares for tax withholding	(399)	—	399	(338)	—	—	—	(338)
Balance at December 31, 2011	26,813	26	1,874	(2,605)	129,373	(117,926)	(1,827)	7,041
Net loss	—	—	—	—	—	(10,272)	—	(10,272)
Foreign currency translation gain	—	—	—	—	—	—	329	329
Release of foreign currency translation loss related to disposal of discontinued operations	—	—	—	—	—	—	1,237	1,237
Issuance of common stock	139	—	—	—	135	—	—	135
Issuance of restricted stock awards	2,145	2	—	—	—	—	—	2
Cancellation of restricted stock awards	(516)	(1)	—	—	—	—	—	(1)
Stock based compensation	—	—	—	—	894	—	—	894
Surrender of shares for tax withholding	(152)	—	152	(122)	—	—	—	(122)
Balance at December 31, 2012	28,428	$27	2,026	$(2,727)	$130,402	$(128,198)	$(261)	$(757)
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net loss	$(10,272)	$(10,979)	$(9,950)
Adjustment for net loss from discontinued operations	6,307	531	368
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,555	2,151	3,012
Amortization of intangible assets	87	229	496
Loss (gain) on fair value re-measurement	—	44	(190)
Gain due to change in fair value of warrant liability	(169)	(298)	—
Stock-based compensation expense	810	2,022	2,902
Provision (credit) for allowance for doubtful accounts	(38)	5	163
Loss on disposal of fixed assets	—	2	10
Write-down of investment	—	—	740
Changes in operating assets and liabilities:
Accounts receivable	908	(255)	2,750
Prepaid expenses and other assets	(397)	29	757
Accounts payable	1,900	1,017	(2,533)
Accrued compensation and benefits	(202)	(81)	(254)
Other accrued liabilities	(324)	245	651
Income tax payable	110	(89)	(148)
Deferred tax liability	93	91	47
Deferred revenue	(378)	(256)	10
Net cash used in continuing operations	(10)	(5,592)	(1,169)
Net cash provided by (used in) discontinued operations	(2,050)	265	(112)
Net cash used in operating activities	(2,060)	(5,327)	(1,281)
Investing activities:
Purchases of property and equipment	(1,146)	(1,568)	(2,050)
Restricted cash, net	(34)	70	(75)
Acquisition of business, net of cash acquired	—	—	(582)
Repayment of note receivable	—	—	1,250
Consideration received in disposal of discontinued operations	845	—	—
Net cash used in continuing operations	(335)	(1,498)	(1,457)
Net cash used in discontinued operations	(842)	(98)	(1,120)
Net cash used in investing activities	(1,177)	(1,596)	(2,577)
Financing activities:
Proceeds from issuance of common stock	22	3,285	—
Proceeds from issuance of common stock from option exercises	—	15	18
Proceeds from borrowings	4,555	1,224	2,550
Repayment of borrowings	(3,954)	(680)	(1,893)
Repayment of acquisition earnout	(113)	—	—
Net proceeds (repayment) on overdraft facility	(381)	46	—
Tax payments in connection with treasury stock surrendered	(237)	(223)	(455)
Repayment of capital lease obligations	—	—	(98)
Purchase of treasury stock	—	—	(240)
Net cash provided by (used in) continued operations	(108)	3,667	(118)
Net cash provided by (used in) discontinued operations	(738)	115	637
Net cash provided by (used in) financing activities	(846)	3,782	519
Effect of exchange rate changes on cash	87	(126)	82
Net decrease in cash and cash equivalents	(3,996)	(3,267)	(3,257)

Cash and cash equivalents at beginning of period	8,490	11,757	15,014
Cash and cash equivalents at end of period	$4,494	$8,490	$11,757

Supplemental disclosures of cash flow information:
Cash paid for interest	$187	$189	$197
Cash paid for income taxes	$36	$36	$227

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in acquisitions	$112	$—	$—
See accompanying notes.

RAINMAKER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
The accompanying consolidated financial statements include the accounts of Rainmaker Systems, Inc. and its wholly-owned subsidiaries (“Rainmaker”, “we”, “our” or “the Company”). Rainmaker is a Commerce-as-a-Service (“CaaS”) company that helps large enterprises gain greater market share and increased brand awareness for their cloud-based or on-premise based product offerings in the worldwide small to medium-sized business (“SMB”) markets. Our B2B e-commerce solutions drive online sales and renewals for products, subscriptions and training for our clients and their channel partners. Rainmaker does this with an advanced e-commerce open architecture SaaS platform that easily integrates cloud-based applications and on-premise applications with its Global Commerce Services to provide its clients with a strategic partnership. The Rainmaker e-commerce platform can be enhanced with Rainmaker Global Commerce Services agents to maximize revenue and customer satisfaction through the entire customer life cycle. We offer three primary solutions designed to increase revenue for our clients from their small and medium-sized business customers:

•	GrowCommerce B2B Storefront: Sell digital, physical or subscription based products directly to our clients' SMB customers or via your channel partners, through the GrowCommerce platform.

•	GrowCommerce for Renewals: Systematically provides visibility into contract details for our clients' channel and customers designed to result in increased renewal rates.

•	ViewCentral LMS: Our Educate solution is designed to allow our clients to generate more revenue selling training programs to their customers.
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
Basis of Presentation
Certain prior year amounts have been reclassified to conform to the current year presentation. In the year ended December 31, 2012, the Company completed the sale of Rainmaker Systems, Ltd. and its wholly owned subsidiary, Rainmaker Asia, Inc. (together “Manila” or “RSL”). RSL met the requirements for presentation as assets held for sale and discontinued operations, and all assets of RSL have been separately presented under current assets and all liabilities of RSL are included under current liabilities as presented for the year ended December 31, 2011. Manila's operating activities are segregated from the Company's continuing operations including within the consolidated statement of operations and comprehensive loss, and classified solely under the caption loss from discontinued operations, net of tax. As such, certain amounts reported in the accompanying financial statements for 2011 and 2010 have been retrospectively revised to conform to the 2012 presentation. There were no other reclassifications that had a material effect on previously reported results of operations, total assets or accumulated deficit.
Going Concern
As reflected in the accompanying consolidated financial statements, we had a net loss from continuing operations of $4.0 million and $10.4 million for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, we used $10,000 in operating activities from continuing operations and $2.1 million in operating activities from discontinued operations.
At December 31, 2012, the Company had a net working capital deficit of $6.2 million and our principal source of liquidity consisted of $4.5 million of cash and cash equivalents and $3.7 million of net accounts receivable. Our debt balance as of December 31, 2012 was $4.5 million, of which $2.7 million is payable within the next twelve months. See Note 6 for further discussion of our debt agreements.

As more fully described in Note 14, on April 1, 2013, we announced that we had entered into subscription agreements with various investors for the sale of 13.0 million shares of our common stock in a registered direct offering. We expect to receive gross cash proceeds of approximately $5.8 million from the equity offering. The offering is expected to close on or about April 3, 2013. The Company is now executing a plan that it believes will establish profitable operations through increased sales and decreased expenses. There can be no assurance that we will be successful in increasing sales, reducing expenses or achieving profitable operations. We are evaluating our options to sell other non-strategic assets as we focus on the Company's core business. In the event that the Company fails to achieve profitable operations, fails to reduce expenses, fails to close on the intended sale of assets and/or is unable to raise additional capital, we will not have adequate cash or financial resources to operate for the next twelve months as a going concern and pay our liabilities as they become due.
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
The following is a summary of our cash and cash equivalents at December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Cash and cash equivalents:
Cash	$2,854	$2,838
Money market funds	1,640	5,652
Total cash and cash equivalents	$4,494	$8,490
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers or clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our clients or our clients' customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 31, 2012 and 2011, our allowance for potentially uncollectible accounts was $15,000 and $80,000, respectively.
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

Costs of internal-use software are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, and FASB ASC 350-50, Website Development Costs. The guidance requires that we expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of ASC 350-40 and ASC 350-50 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development costs, payroll and payroll-related costs for employees who are directly associated with and who devote time to develop the internal-use computer software and associated interest costs are capitalized. We capitalized approximately $1.1 million, $1.3 million and $1.7 million of such costs during the years ended December 31, 2012, 2011 and 2010, respectively. Capitalized costs are amortized using the straight-line method over the shorter of the term of the related client agreement, if such development relates to a specific outsource client, or the software’s estimated useful life, ranging from two to five years. Capitalized internal-use software and website development costs are included in property and equipment on the accompanying balance sheets.
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
In our analysis of goodwill and other intangible assets, we apply the guidance of FASB ASC 350-20-35, Intangibles – Goodwill and Other-Subsequent Measurement, in determining whether any impairment conditions exist. In our analysis of other finite lived amortizable intangible assets, we apply the guidance of FASB ASC 360-10-35, Property, Plant and Equipment – Subsequent Measurement, in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various technologies and customer relationships of the businesses we have acquired. At December 31, 2012 and December 31, 2011, we had accumulated impairment losses of $11.5 million.
We report segment results in accordance with FASB ASC 280, Segment Reporting. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The chief operating decision maker does not use product line financial performance as a basis for business operating decisions. In accordance with FASB ASC 350-20-35, we are required to test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment. Thus, the reporting units utilized in 2011 for goodwill impairment testing were Contract Sales, Lead Development, Rainmaker Asia and Rainmaker Europe. For 2012, after the sale of Rainmaker Asia and the consolidation of operations, we concluded that we have one operating and reportable segment and one reporting unit.
As of December 31, 2012, we performed our annual goodwill impairment evaluation, as required under FASB ASC 350-20-35, and concluded that goodwill was not impaired as the estimated fair value exceeded the carrying value. At December 31, 2012 and 2011, we had approximately $5.3 million in goodwill recorded on our consolidated balance sheets.
Long-Lived Assets
Long-lived assets including our purchased intangible assets are amortized over their estimated useful lives. In accordance with FASB ASC 360-10-35, long-lived assets, such as property, equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented on the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a business unit intended to be sold that meets certain criteria for being held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. We have evaluated our long-lived assets and noted no indications of impairment.
Revenue Recognition and Presentation
Substantially all of our revenue is generated from (i) the online sale of our clients products to their small and medium-sized business (“SMB”) customers, (ii) the sale of our clients’ service contracts and maintenance renewals, (iii) lead development and other telesales services, and (iv) software subscriptions for hosted internet sales of web-based training. Revenue is recorded using the proportional performance model, where revenue is recognized as performance occurs over the term of the contract and any initial set up fees are recognized over the estimated customer life. We recognize revenue from the online sale of our clients' products and the sale of our clients’ service contracts and maintenance renewals on the “net basis”, which represents the amount billed to the end customer less the amount paid to our client. Revenue from the sale is recognized when a purchase order from a client’s customer is received, the service or service contract or maintenance agreement is delivered, the fee is fixed or determinable, the collection of the receivable is reasonably assured, and no significant post-delivery obligations remain unfulfilled. Revenue from lead development and other telesales services we perform is recognized as the services are accepted and is generally earned ratably over the service contract period. We earn revenue from our software application subscriptions of hosted online sales of web-based training ratably over each contract period. Since these software subscriptions are usually paid in advance, we have recorded a deferred revenue liability on our balance sheet that represents the prepaid portions of subscriptions that will be earned over the next one to five years.
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
Income Taxes
We account for income taxes using the liability method. The liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At December 31, 2012 and 2011, we had gross deferred tax assets of $31.8 million and $30.6 million, respectively. At December 31, 2012 and 2011, the deferred tax assets were subject to a 100% valuation allowance and therefore are not recorded on our balance sheet as assets. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.
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
Our policy for recording interest and penalties related to uncertain tax positions is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in interest and other expense, net, in the statement of operations. There were immaterial amounts accrued for interest and penalties related to uncertain tax positions as of December 31, 2012, 2011 and 2010.

Stock-Based Compensation
FASB ASC 718, Compensation - Stock Compensation, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. This guidance requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. See Note 10 for further discussion of this standard and its effects on the financial statements presented herein.
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
In the year ended December 31, 2012, three clients each accounted for 10% or more of our net revenue, with Microsoft representing approximately 35% of our net revenue, Symantec representing approximately 21% of our net revenue and Hewlett-Packard representing approximately 11% of our net revenue. In the year ended December 31, 2011, three clients each accounted for 10% or more of our net revenue, with Microsoft representing approximately 22% of our net revenue, Symantec representing approximately 21% of our net revenue and Hewlett-Packard representing approximately 14% of our net revenue. In the year ended December 31, 2010, three clients each accounted for 10% or more of our net revenue, with Sun Microsystems representing approximately 22% of our net revenue, Hewlett-Packard representing approximately 19% of our net revenue and Symantec representing approximately 16% of our net revenue.
No individual client’s end-user customer accounted for 10% or more of our revenues in any period presented.
As of December 31, 2012, one client accounted for 10% or more of our net accounts receivable, with Symantec representing approximately 12% of our net accounts receivable.
We have outsourced services agreements with our significant clients that expire at various dates ranging through June 2015. Our agreements with Symantec expire in March 2014 and can generally be terminated prior to expiration with ninety days notice. Our agreements with Microsoft expire at various dates from June 2013 through June 2015, and can be terminated with thirty days notice. Our agreements with Hewlett-Packard expire in October 2013 and can generally be terminated prior to expiration with ninety days notice.
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
We utilize our call centers in the United States and the United Kingdom and a network of managed telesales representatives in Canada to fulfill these contracts. We also utilized our former operations based in Manila prior to their sale in December 2012. See Note 3 for more details regarding our discontinued Manila operations. In June 2012, we began providing telesales services throughout Latin America utilizing a strategic partner located in the Dominican Republic.

Foreign Currency Translation
The functional currency of our foreign subsidiaries was determined to be their respective local currencies (Canadian Dollar and Great Britain Pound). Foreign currency assets and liabilities are translated at the current exchange rates at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the period. The related unrealized gains and losses from foreign currency translation are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity in the consolidated balance sheet, consolidated statement of operations and comprehensive loss. Net gains and losses resulting from foreign exchange transactions are included in interest and other expense, net, in the consolidated statements of operations and comprehensive loss.
Recent Accounting Standards
In September 2011, the FASB issued new accounting guidance, ASU No. 2011-08 – Testing Goodwill for Impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. This new guidance is effective for the first reporting period beginning after December 15, 2011. We implemented ASU No. 2011-08 as part of our 2012 impairment testing.
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
In May 2011, the FASB issued ASU No. 2011-04 – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The Company adopted this standard in the first quarter of 2012, as reflected in Note 8.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Net loss from continuing operations	$(3,965)	$(10,448)	$(9,582)
Net loss from discontinued operations	(6,307)	(531)	(368)
Net loss	$(10,272)	$(10,979)	$(9,950)

Weighted-average shares of common stock outstanding – basic and diluted	27,123	25,050	20,380

Basic and diluted net loss per share - continuing operations	$(0.15)	$(0.42)	$(0.47)
Basic and diluted net loss per share - discontinued operations	(0.23)	(0.02)	(0.02)
Basic and diluted net loss per share	$(0.38)	$(0.44)	$(0.49)
For the years ended December 31, 2012, 2011 and 2010, we excluded approximately 4 million, 3.9 million and 3.6 million options, warrants and unvested restricted share awards, respectively, from the calculation of diluted net loss per share as these securities were anti-dilutive.

3.    DISCONTINUED OPERATIONS
In the quarter ended June 30, 2012, the Company concluded that RSL, our Manila-based operations, no longer fit with the long term strategic plans of the Company. The Company committed to a plan to sell our Manila-based operations, which were sold to Shore Solutions, Inc. (“Shore”) in December 2012. RSL's operating results for the years ended December 31, 2012, 2011and 2010 are reported as discontinued operations in the consolidated financial statements.
On December 17, 2012, the Company completed its Stock Purchase Agreement (the “SPA”) with Shore Solutions Inc. (the “Purchaser”) pursuant to which the Company agreed to sell the Company's Manila-based operations of Rainmaker Systems, Ltd. and its wholly owned subsidiary, Rainmaker Asia, Inc.
Pursuant to the stock purchase agreement, Shore acquired 100% of the issued and outstanding stock of RSL. Under the stock purchase agreement, the Company received an initial cash payment at closing of $845,000. In addition to the closing payment, the Company may receive additional contingent consideration based on multiple earn-out provisions included within the stock purchase agreement, which provides the Company the ability to receive additional consideration of $300,000 at target plus a nominal percentage of certain revenues of RSL during the period from January 1, 2013 through December 31, 2015. Rainmaker determined the loss on disposal of our Manila-based operations based on the net book value of RSL as of December 17, 2012 offset by the closing payment, net of the Company’s closing costs. All contingent consideration will be considered earned as determinable at the future measurement periods. The loss on disposal of discontinued operations for the year ended December 31, 2012 was $3,341,000.
The accompanying consolidated statements of operations and comprehensive loss and cash flows have been reclassified for all periods presented to remove the operating results of RSL from continuing operations and presenting the results of RSL as loss from discontinued operations, net of tax. Losses from discontinued operations, net of income taxes for all periods presented reflect the operating results of our Manila-based operations and are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Revenue	$10,225	$11,888	$10,977
Cost of services	11,103	10,048	8,576
Gross margin	(878)	1,840	2,401
Operating expenses	1,988	2,190	2,586
Non-operating expenses	100	181	183
Loss from discontinued operations, net of tax	(2,966)	(531)	(368)
Loss on disposal of discontinued operations	(3,341)	—	—
Net loss from discontinued operations	$(6,307)	$(531)	$(368)

Cost of services for the year ended December 31, 2012 includes $499,000 related to the write-off of a receivable due to the bankruptcy of a client.

4.    BALANCE SHEET COMPONENTS (in thousands)

	Estimated Useful Life	December 31,
		2012	2011
Property and equipment:
Computer equipment	3 years	$3,974	$4,602
Capitalized software and development	2-5 years	13,686	12,273
Furniture and fixtures	5 years	437	431
Leasehold improvements	Lease term	232	256
		18,329	17,562
Accumulated depreciation and amortization		(16,015)	(15,577)
Construction in process (1)		141	876
Property and equipment, net		$2,455	$2,861
 _____________

(1)
Construction in process at December 31, 2012 consists primarily of costs incurred to further develop and enhance our e-commerce platforms. Estimated costs to complete these projects are in the range of $75,000 to $100,000, subject to future revisions.

The following table reflects the activity in our accounting for goodwill for the years ended December 31, 2012 and 2011 (in thousands):

	Business Telemetry	ViewCentral	Grow Commerce	Optima	Total
Balance at December 31, 2010	$658	$2,849	$270	$1,492	$5,269
Foreign currency adjustments	—	—	—	(1)	(1)
Balance at December 31, 2011	658	2,849	270	1,491	5,268
Foreign currency adjustments	—	—	—	69	69
Balance at December 31, 2012	$658	$2,849	$270	$1,560	$5,337
At December 31, 2012 and 2011, we had accumulated goodwill impairment losses of $11.5 million. As of December 31, 2011, we had four reporting units, Contract Sales, Lead Development, Rainmaker Asia and Rainmaker Europe. As of December 31, 2012, after the sale of Rainmaker Asia, as discussed in Note 3, and the consolidation of our operations, we concluded that we have one reporting unit. We performed our 2012 goodwill impairment evaluation, required under FASB ASC 350-20-35, Intangibles – Goodwill and Other-Subsequent Measurement, as of December 31, 2012 and concluded that goodwill was not impaired as of December 31, 2012.
Other long-term assets consist of the following (in thousands):

	December 31,
	2012	2011
Other long-term assets:
Deposits	$26	$—
Credit card reserve deposits	390	422
Intangible assets, net	—	85
Balance at December 31, 2012	$416	$507

5.     ACQUISITIONS
Optima Consulting Partners Ltd.
On January 29, 2010, our wholly-owned subsidiary Rainmaker Europe entered into and closed a stock purchase agreement with the shareholders of Optima, a B2B lead development provider with offices then in England, France and Germany. Under the terms of the agreement, we acquired all of the outstanding stock of Optima in exchange for a cash payment of $492,000, 480,000 shares of Rainmaker common stock valued at approximately $701,000, and a note payable of $350,000 payable in two installments with $200,000 plus accrued interest due eighteen months from the closing date and $150,000 plus accrued interest due twenty-four months after the closing date, subject to post closing conditions.
The stock purchase agreement also provided for two potential additional payments of $375,000 each in a combination of stock and/or cash contingent on the achievement of certain performance metrics in fiscal 2010 and fiscal 2011, and subject to post closing conditions. The fair value of the potential additional payments was derived using the Company's estimates (Level 3 inputs) of a 50% probability of achievement. The 2010 achievement level was not met. In 2010, the Company reduced the estimated fair value of the contingent consideration liability by $190,000 and recorded a corresponding gain on re-measurement of this liability within operating expenses. In 2011, the Company recorded a $44,000 loss on the re-measurement of this liability as it became apparent that a portion of the achievement level was met. As of December 31, 2011, the Company accrued $225,000 as contingent consideration relating to the Optima acquisition. In April 2012, the Company made a payment of $225,000 based on the achievement of performance metrics for the year ended December 31, 2011 per the stock purchase agreement. The liability was settled with both cash and equity consideration in accordance with the stock purchase agreement. Also see Note 8 for disclosure regarding the fair value of financial instruments.
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
As noted above, we issued common stock as consideration given in one acquisition during the three-year period ended December 31, 2012. The following table summarizes the common stock issued in this transaction:

	(in thousands, except share and per share amounts)
Acquisition	Transaction Date	# of Common Shares Issued	Market Price Used per Share	Value of Shares Issued	Registration Effective Date
Optima Consulting Partners Ltd.	January 29, 2010	480,000	$1.46	$701	Not applicable
These shares were not registered, as they are sellable under Rule 144 of the Securities Act of 1933, as amended, and the holding period had expired as of December 31, 2012. Half of these shares were subject to a contractual agreement and remained non-transferrable until July 29, 2011.
No pro forma information is presented for the Optima acquisition since the effect of this acquisition on the results of operations was deemed insignificant.

6.    LONG-TERM DEBT OBLIGATIONS
Long-term debt consists of the following (in thousands):

	December 31, 2012	December 31, 2011
Comerica term loan	$3,000	$—
Comerica revolving line	1,493	—
Bridge Bank credit facility	—	3,748
Overdraft facility	—	381
Notes payable – Optima	—	149
Notes payable – insurance	34	28
Total notes payable	4,527	4,306
Less: current portion	(2,727)	(4,306)
Total notes payable, less current portion	$1,800	$—

Comerica Bank Credit Facility
On June 14, 2012, the Company entered into a Loan and Security Agreement with Comerica Bank (the “Credit Facility”), which replaced Bridge Bank, N.A. as the Company's primary lender. The maximum amount of credit available to the Company under the Credit Facility is $5 million, comprised of a $3 million term loan facility (“Term Loan”) and a $2 million revolving line of credit (“Revolving Line”), which includes a $500,000 sub-facility for letters of credit and certain credit card services. The Company could request advances under the Term Loan until December 14, 2012. Term Loan advances outstanding on December 14, 2012 are payable in thirty equal monthly installments of principal, plus accrued interest, beginning on January 1, 2013 and ending on June 14, 2015.
Rainmaker also may request additional advances under the Revolving Line in an aggregate outstanding amount not to exceed the lesser of (i) the Revolving Line or (ii) the borrowing base, which is 80% of the Company’s eligible accounts receivable balances, less the aggregate face amount of letters of credit issued and the aggregate limits of any credit cards issued and any merchant credit card processing reserves. Amounts borrowed under the Revolving Line are due on December 14, 2013. The interest rate per annum for advances under the Credit Facility is the Prime Referenced Rate, as defined in the Credit Facility, plus the applicable margin. The applicable margin is one and one half percent (1.50%) per annum for the Revolving Line and two and one quarter percent (2.25%) per annum for the Term Loan. The interest rates on our Term Loan and Revolving Line were 5.50% and 4.75%, respectively, as of December 31, 2012.
The Credit Facility is secured by substantially all of Rainmaker’s consolidated assets. Rainmaker must comply with certain financial covenants, including maintaining unrestricted cash with Comerica Bank equal to the greater of $1 million or the aggregate outstanding amount of Term Loan advances, and not less than $1 million upon achieving positive cash flow, and maintaining a minimum liquidity ratio with respect to all indebtedness owing to Comerica Bank of at least 1.25 to 1.00. The Credit Facility contains customary covenants that will, subject to limited exceptions, require Comerica’s approval to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The loan agreement also provides for customary events of default, including nonpayment, breach of covenants, material adverse events, payment defaults of other indebtedness, failure to deliver audited financial statements with an unqualified opinion, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the loan agreement. If we are not able to comply with such covenants or if any event of default otherwise occurs, our outstanding loan balance could become due and payable immediately and our existing credit facilities with Comerica Bank could be canceled. As of December 31, 2012, we were in compliance with all loan covenants. On March 13, 2013, Comerica Bank modified the minimum liquidity ratio financial covenant to at least 1.00 to 1.00 until April 15, 2013.

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
In December 2010, we issued an irrevocable standby letter of credit in the amount of 250,000 Great Britain Pounds to Barclays Bank PLC to secure our overdraft facility described below. The letter of credit was issued by Bridge Bank and we terminated this letter of credit in June 2012.

Overdraft Facility
On November 25, 2010, our subsidiary, Rainmaker EMEA Limited, established an overdraft facility with Barclays Bank PLC in the amount of 247,500 Great Britain Pounds. This overdraft facility was secured by a 250,000 Great Britain Pounds standby letter of credit issued by Bridge Bank as noted above. In June 2012, we repaid and terminated the overdraft facility.
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

Notes Payable – insurance
On August 13, 2012, we entered into an agreement with AON Private Risk Management to finance our 2012 to 2013 insurance premiums with AFCO Acceptance Corporation in the amount of $62,000. The interest rate on the note payable is 6.07% and the note is payable in nine equal monthly installment payments beginning in September 2012. As of December 31, 2012, the remaining liability under this financing agreement was $34,000.
Future debt maturities at December 31, 2012 are as follows (in thousands):

2013	$2,727
2014	1,200
2015	600
Total	$4,527

The estimated fair value of our debt based on a market approach was approximately $4.5 million and $4.3 million as of December 31, 2012 and 2011, respectively, and represent Level II valuations. The carrying value of our debt approximates its fair value. When determining the estimated fair value of our debt, we used a commonly accepted valuation methodology and market-based risk measurements that are indirectly observable, such as credit risk.

7.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of December 31, 2012, our operating commitments include operating leases for our facilities and certain property and equipment that expire at various dates through 2015 which are described in more detail below. These arrangements allow us to obtain the use of facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and upfront cash flow related to purchasing the assets.
In October 2009, we executed a second amendment to the operating lease for our corporate headquarters in Campbell, California to reduce our lease cost. Under this amendment, we reduced the amount of space that we lease to 16,430 square feet. On October 31, 2012, the Company executed a third amendment of the operating lease for our corporate headquarters, effective December 1, 2012, with a three-year term. Annual base rent under the amended lease is approximately $227,000 in the first year of the lease, or $208,000 after deducting free base rent in the first three months of the amended lease, and increases by approximately 3% each year thereafter for the remaining term. In addition, we will continue to pay our proportionate share of operating costs and taxes based on our occupancy, and a letter of credit issued to the landlord for a security deposit of $30,000 will replaced the prior letter of credit of $100,000.
In September 2011, we extended an existing lease in Austin, Texas on approximately 21,388 square feet of space for a term of 24 months through December 31, 2013. Annual rent under the lease approximates $212,000, or $18,000 monthly. Additionally, we pay our proportionate share of maintenance on the common areas in the business park.
In October 2012, we executed an office lease agreement for office space in Godalming outside of London, where we have call center operations. The facility’s 5,000 square feet of call center space will be utilized to better accommodate our current operations in Europe and provide additional space for expansion. The lease has a thirty-month term and terminates in March 2015. Annual base rent for this facility is 28,000 Great Britain Pounds. Based on the exchange rate at December 31, 2012, annual rent is approximately $46,000.
Rent expense under operating lease agreements for continuing operations during the years ended December 31, 2012, 2011 and 2010 was $773,000, $903,000 and $1.4 million respectively. Rent expense for the years ended December 31, 2011 and 2010 includes $99,000 and $416,000, respectively, related to the closure of our Montreal facility. The Company incurred rent expense under operating lease agreement for our discontinued operations during the years ended December 31, 2012, 2011 and 2010 of $158,000, $207,000 and $145,000, respectively.

Future minimum payments under our non-cancelable operating leases with terms in excess of one year at December 31, 2012 are as follows (in thousands):

2013	$559
2014	421
2015 and thereafter	424
Total minimum payments	$1,404

Contingencies
On February 8, 2013, the Company's former Chief Executive Officer, Michael Silton, filed a demand for arbitration and complaint with the American Arbitration Association, alleging breach of contract and other causes of action relating to the termination of Mr. Silton's employment with the Company in October 2012. Mr. Silton is seeking full payment of severance benefits in the amount of approximately $1.0 millon, plus compensation for unused vacation, related penalties and punitive damages. On March 21, 2013, the Company filed a responsive pleading in the arbitration proceedings. The Company disputes and denies the allegations and intends to defend the claim.
From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. We are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or results of operations.
Guarantees
On July 18, 2012, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. The letter of credit was issued by Comerica Bank under the Credit Facility. On October 31, 2012, the Company executed a third amendment of the operating lease for our corporate headquarters in which the security deposit was reduced to $30,000.

Our customer contracts typically require us to contingently indemnify against certain qualified third party claims. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of December 31, 2012 and 2011.
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

Level 3	— Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
A summary of the activity of the fair value of the Level 3 liabilities for the years ended December 31, 2012 and 2011 is as follows (in thousands):

	Beginning Value of Level 3 Liabilities	Transfers In (Out)	Loss(Gain) on Fair Value Re- measurement	Foreign Currency Adjustment	Ending Fair Value of Level 3 Liabilities
December 31, 2012
Contingent consideration — Optima (1)	$225	$(225)	$—	$—	$—
Common stock warrant liability	$517	$—	$(169)	$—	$348
December 31, 2011
Contingent consideration — Optima (1)	$182	$—	$44	$(1)	$225
Common stock warrant liability	$—	$815	$(298)	$—	$517
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

The following table represents the fair value hierarchy for our financial assets and liabilities held by us measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
December 31, 2012
Assets:
Money market funds (1)	$1,640	$—	$—
Liabilities:
Common stock warrant liability (2)	$—	$—	$348
December 31, 2011
Assets:
Money market funds (1)	$5,652	$—	$—
Liabilities:
Common stock warrant liability (2)	$—	$—	$517
Contingent consideration—Optima (3)	$—	$—	$225
  ____________

(1)	Money market funds are valued using active quoted market rates.

(2)
The fair value of our common stock warrant liability (see Note 10 - Stockholders' Equity) is determined using the Black–Scholes valuation method utilizing the quoted price of our common stock in an active market. Volatility is estimated based on the historical market activity of our stock. The expected life is based on the remaining contractual term of the warrants and the risk free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants' remaining contractual term. See detailed inputs below.

(3)
Contingent consideration - Optima was valued as of December 31, 2011 based on the achievement of the performance metrics listed in the stock purchase agreement. The $225,000 contingent consideration was paid in accordance with the Optima Stock Purchase Agreement in April 2012.

The Company uses the Black-Scholes model to value our common stock warrant liability. The following are the assumptions used to measure the common stock warrant liability at December 31, 2012 and 2011, which were determined in a manner consistent with that described for stock option awards as set forth in Note 10:

	December 31,
	2012	2011
Expected life in years	3.50	4.50
Volatility	65.99%	65.99%
Risk-free interest rate	0.34%	0.83%
Dividend rate	—%	—%
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

9.     INCOME TAXES
The components of loss before income taxes from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$(3,540)	$(10,176)	$(8,933)
Foreign	(184)	(253)	(523)
Loss before income tax expense	$(3,724)	$(10,429)	$(9,456)
Income tax expense for the years ended December 31, 2012, 2011 and 2010 consists of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$—	$(38)	$—
State	43	44	45
Foreign	104	(74)	31
	147	(68)	76
Deferred:
Federal	86	86	88
State	8	4	6
Foreign	—	(3)	(44)
	94	87	50
Total income tax expense	$241	$19	$126
Income tax expense for discontinued operations for the years ended December 31, 2012, 2011 and 2010 (in thousands) is $95, $96, and $153, respectively.
A reconciliation between the income tax benefit computed by applying the U.S. federal tax rate to loss before income taxes and actual income tax expense for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Tax benefit computed at federal statutory rate	$(1,266)	$(3,546)	$(3,215)
Effect of state income taxes	36	33	34
Foreign rate differential	61	8	40
Change in valuation allowance	1,163	3,392	2,900
Stock based compensation	96	391	379
Other	151	(259)	(12)
Total income tax expense	$241	$19	$126
Deferred income taxes reflect the net tax effects of temporary differences between the value of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets as of December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$27,841	$26,488
Depreciation and amortization	2,778	3,060
Accrued reserves and other	1,162	1,070
Total deferred tax assets	31,781	30,618
Valuation allowance	(31,781)	(30,618)
Net deferred tax asset	—	—

Deferred tax liabilities:
Acquired goodwill	(567)	(473)
Total deferred tax liability	$(567)	$(473)
Realization of deferred tax assets is dependent upon future taxable earnings, the timing and amount of which are uncertain. Due to the cumulative operating losses in earlier years and continued significant loss in the most recent year, management believes that it is not more likely than not that the deferred tax assets will be realizable in future periods. The valuation allowance for deferred tax assets increased approximately $1.2 million and $2.8 million during the years ended December 31, 2012 and 2011, respectively. The increase in valuation allowance is due to current year losses.
As of December 31, 2012, we have net operating loss carryforwards for federal and state of California tax purposes of $73.5 million and $45.6 million, respectively. In addition, the Company has federal and California net operating losses of $10.1 million and 4.2 million which, if utilized, would benefit additional paid in capital. The net operating loss carryforwards will expire at various dates beginning in 2020 through 2030 for federal tax purposes, if not utilized. California has suspended the net operating losses for taxable years 2008 to 2011 and extended its net operating loss carry forward period from ten years to twenty years for net operating losses generated in tax years beginning on or after January 1, 2008. As a result of these law changes, the net operating loss for California tax purposes will begin to expire in 2014 through 2030, if not utilized.
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
Effective April, 2007, the Company’s former BPI Buendia Center facility in the Philippines was certified by the Philippine Economic Zone Authority (“PEZA”), a government corporation, as a PEZA enterprise, as the facility was housed in a PEZA accredited building and had export revenue of not less than 70% of its total revenues. One of the incentives of PEZA certification is a lower rate tax of 5% based on gross income, which is defined as gross revenue less certain costs of services and other allowed deductions. For the period of July 2007 to December 2012, when our Manila operations were sold, this facility was subject to the 5% gross income tax. Effective May 2010, the Company's former Alphaland Southgate Tower facility in the Philippines was subject to a four year tax holiday.
The Company has adopted the accounting policy that interest and penalties will be classified as a component of operating income and losses. Interest and penalties recorded as of December 31, 2012 and 2011 were immaterial.
Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. There are no unremitted earnings as of December 31, 2012.
The Company does not anticipate any significant changes to the FASB ASC 740 liability for unrecognized tax benefits within twelve months of this reporting date. The Company adopted the provisions of FASB ASC 740 as of January 1, 2007. The amount of unrecognized tax benefit as of December 31, 2012 and 2011 is not material.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There are no ongoing examinations by income taxation authorities at this time. The Company’s tax years from 2008 to 2012 remain open to United States federal income tax and California examination. The Company’s tax years from no earlier than 2008 remain open to examination in certain foreign tax jurisdictions.

10.    STOCKHOLDERS' EQUITY
Preferred Stock
We have 5,000,000 shares of preferred stock authorized. Our board of directors has the authority to issue the preferred stock and to fix or alter the rights, privileges, preferences and restrictions related to the preferred stock, and the number of shares constituting any such series or designation. No shares of preferred stock were outstanding at December 31, 2012 and 2011.
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
Common Stock Warrants
The 1.5 million warrants issued in the public offering have an initial 5-year term and an exercise price of $1.40 per share and became exercisable six months after their issuance date. If at any time the shares of common stock issuable thereunder are not registered for resale pursuant to an effective registration statement, the warrants may be exercised by way of a cashless exercise. The warrants also contain provisions that protect the holders thereof against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events. In addition, the placement agent received a warrant to purchase a number of shares of common stock equal to three percent (3.0%) of the number of shares purchased by investors in the offering, which approximates 110,000 shares. The placement agent warrant has an initial 5-year term and an exercise price of $1.05 per share and became exercisable six months after its issuance date. The placement agent warrant may also be exercised by way of a cashless exercise. The placement agent warrant also contains provisions that protect its holder against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events.
We have classified all of the above mentioned warrants as liabilities under the caption “Common stock warrant liability” and recorded the liability at its estimated fair value with the corresponding gains or losses as a separate line item after operating loss from operations in the consolidated statement of operations and comprehensive loss, under the caption “Gain due to change in fair value of warrant liability.” See Note 8 for disclosures regarding the fair value of financial instruments. In the years ended December 31, 2012 and 2011, we recorded gains of $169,000 and $298,000, respectively, on the fair value re-measurement of the warrants.
The following table summarizes the terms of those outstanding warrants:

Date of Issuance	Exercise Price	Warrants Outstanding at December 31, 2012	Term from Date of Issuance
June 22, 2011	$1.05	110,092	Five Years
June 24, 2011	$1.40	1,467,887	Five Years
Treasury Stock
During the three year period ended December 31, 2012, the Company had restricted stock awards that vested. The Company is required to withhold income taxes at statutory rates based on the closing market value of the vested shares on the date of vesting. The Company offers to withhold vested shares in an amount equal to the amount of taxes to be withheld. During 2012, the Company purchased 152,399 shares with a cost of approximately $122,000 from employees to cover federal and state taxes due. During 2011, the Company purchased 398,741 shares with a cost of approximately $338,000 from employees to cover federal and state taxes due. During 2010, the Company purchased 356,931 shares with a cost of approximately $455,000 from employees to cover federal and state taxes due.
In July 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $3 million of its common stock. Under the program, shares were repurchased from time to time in open market transactions at prevailing market prices. The timing and actual number of shares purchased depended on a variety of factors, such as price, corporate and regulatory requirements, and market conditions. Repurchases under the program were made using the Company’s available cash or borrowings. The program initially had a one-year term and could be commenced, suspended or terminated at any time, or from time-to-time, at management’s discretion without prior notice. In May 2009, the board of directors approved the extension of the program for an additional six months through January 31, 2010, and in December 2009 the board of directors approved extending the program for an additional six months through July 30, 2010. During the year ended December 31, 2010, we purchased 79,237 shares at a cost of approximately $98,000 or an average cost of $1.24 per share. The program ended as of July 30, 2010.
Equity Incentive Plans
2003 Stock Incentive Plan. In 2003, the Board of Directors adopted and the stockholders approved the 2003 Stock Incentive Plan (“2003 Plan”), which was approved by stockholders on May 14, 2003. The 2003 Plan provides for the issuance of incentive stock options or nonqualified stock options to employees, consultants and non-employee members of the board of directors, and issuance of shares of common stock for purchase or as a bonus for services rendered (restricted stock awards). Options granted under the 2003 Plan are priced at not less than 100% of the fair market value of the common stock on the date of grant and have a maximum term of ten years from the date of grant. In the case of incentive stock options granted to employees who own 10% or more of our outstanding common stock, the exercise price may not be less than 110% of the fair value of the common stock on the date of grant and such options will have a maximum term of five years from the date of grant. Options granted to employees and consultants become exercisable and vest in one or more installments over varying periods ranging up to four years as specified by the board of directors. Unexercised options generally expire upon, or within, three months of termination of employment, depending on the circumstances surrounding termination. Restricted stock awards granted to employees, consultants and non-employee directors typically vest over a one to four year period from the date of grant. Vesting of these awards is contingent upon continued service and any unvested awards are forfeited immediately upon termination of service, subject to the discretion of the board of directors.
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
At the beginning of the 2012 and 2011 fiscal years, the number of shares authorized for grant under the 2003 Plan automatically increased on the first trading date of January by an amount equal to the lesser of 4% of our outstanding common stock at December 31 or 1,000,000 shares. For both 2012 and 2011, the number of shares authorized for grant under the 2003 Plan increased by 1,000,000 shares. Shares forfeited that were granted under the 2003 plan are available for future grant. In the future, the Company may seek shareholder approval to increase the shares available to grant to employees, consultants, and non-employee directors based on the growth of the Company. Total shares available for grant under the 2003 Plan was 810,000 at December 31, 2012.
2012 Inducement Equity Incentive Plan. On December 21, 2012, the Board of Directors approved and adopted the Company's 2012 Inducement Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the issuance of nonqualified stock options and shares of common stock, either with or without a purchase price, to newly hired employees as a material inducement to such individuals entering into our employment. Stockholder approval of the 2012 Plan is not required under SEC or Nasdaq Capital Market rules. Options granted under the 2012 Plan are priced at not less than 100% of the fair market value of the common stock on the date of grant and have a maximum term of ten years from the date of grant. Awards granted to employees under the 2012 Plan vest in accordance with a schedule determined by the Compensation Committee of our Board of Directors. In December 2012, the Compensation Committee granted an inducement equity award to Donald Massaro under the Company's 2012 Inducement Equity Incentive Plan (the “2012 Plan”) in connection with his entering into employment as our President and Chief Executive Officer. The number of shares subject to the awards issued to Mr. Massaro and the related vesting schedules are as follows: (1) a grant of 500,000 restricted shares of common stock which vest 1/16th quarterly over a four year term, (2) an option to purchase 500,000 shares of common stock which vest 1/16th quarterly over a four year term and (3) a grant of 250,000 restricted shares of common stock which vest in a single installment on March 31, 2013. Total shares available for grant under the 2003 Plan was 1,250,000 at December 31, 2012.
Stock-Based Compensation Expense
We account for stock-based compensation awards issued to employees and directors using the guidance from ASC 718, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. This guidance requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations and comprehensive loss.
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
We expense stock-based compensation to the same expense categories that the respective award grantee’s salary expense is reported. The table below reflects stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year ended December 31,
	2012	2011	2010
Stock-based compensation expense included in:
Cost of services	$84	$73	$80
Sales and marketing	51	169	235
Technology and development	116	186	345
General and administrative	559	1,594	2,242
	$810	$2,022	$2,902
At December 31, 2012, approximately $1,639,000 of stock-based compensation relating to unvested awards had not been amortized and will be expensed in future periods through 2016. Under current grants that are unvested and outstanding, approximately $495,000 will be expensed in 2013 as stock-based compensation, subject to true-up adjustments for forfeitures and vestings during the year.
We calculate the value of our stock option awards when they are granted. Accordingly, we update our valuation assumptions for the risk-free interest rate on the date of grant. We prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants, stock volatility and an estimated forfeiture rate. During the years ended December 31, 2012, 2011 and 2010, the weighted average valuation assumptions for stock option awards and forfeiture rates used for the expense calculations for stock option and restricted stock awards were as follows:

	Year Ended December 31,
	2012	2011	2010
Expected life in years	3.76	3.76	3.40
Volatility	65.99%	65.99%	81.00%
Risk-free interest rate	0.38%	1.00%	1.30%
Dividend rate	—%	—%	—%
Forfeiture Rates:
Options	27.61%	27.61%	31.00%
Restricted stock	15.04%	15.04%	16.80%
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
A summary of option activity under our active Stock Incentive Plans for the year ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2009	871	$2.35
Granted	138	1.40
Exercised	(19)	0.90
Canceled	(316)	2.23
Balance at December 31, 2010	673	2.25
Granted	600	0.98
Exercised	(15)	1.00
Canceled	(238)	1.96
Balance at December 31, 2011	1,021	1.59
Granted	585	0.70
Exercised	—	—
Canceled	(437)	1.29
Balance at December 31, 2012	1,169	$1.25
The weighted average grant date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $0.31, $0.47 and $0.78, respectively, per share.
The following table summarizes information about stock options outstanding as of December 31, 2012 (in thousands):

	Options Outstanding				Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 12/31/12 of $0.73	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value Closing Price at 12/31/12 of $0.73
$ 0.51 - $ 0.68	90	7.63	$0.56	$36	46	0.53	$9
$ 0.69 - $ 0.69	500	9.99	0.69	—	—	—	—
$ 0.77 - $ 1.12	325	7.38	0.94	—	145	0.98	—
$ 1.25 - $13.20	254	4.07	2.98	—	232	2.14	—
$ 0.51 - $13.20	1,169	7.80	$1.25	$36	423	2.11	$9
The aggregate intrinsic value represents the net value which would have been received by the option holders had all option holders exercised their in-the-money options as of December 31, 2012. There were no options exercised during the year ended December 31, 2012. The Company received cash proceeds from the exercise of stock options of $15,000 and $18,000 in the years ended December 2011 and 2010, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2011 and 2010 was approximately $4,000 and $5,000, respectively.
Restricted stock awards are issued from the 2003 and 2012 Plans and any issuances reduce the shares available for grant. Restricted stock awards are valued at the closing market price of our stock on the date of the grant. The following table summarizes the activity with regard to restricted stock awards during the year ended December 31, 2012, 2011 and 2010 (in thousands).

	Number of Shares	Weighted Average Grant Price
Balance at December 31, 2009	2,438	$1.94
Granted	1,569	1.21
Vested	(1,197)	2.09
Forfeited	(352)	1.45
Balance at December 31, 2010	2,457	1.47
Granted	995	1.03
Vested	(1,363)	0.86
Forfeited	(743)	1.36
Balance at December 31, 2011	1,346	1.03
Granted	2,145	0.79
Vested	(720)	0.78
Forfeited	(516)	0.93
Balance at December 31, 2012	2,255	$0.78
The total fair value of the nonvested restricted stock awards at grant date was $1.8 million as of December 31, 2012.

11.     RELATED PARTY TRANSACTIONS
In June 2011, we issued and sold 3.7 million shares of our common stock, together with warrants to purchase up to an aggregate 1.6 million additional shares, in a public offering. Members of our board of directors purchased 135,660 shares at a price of $1.29 per share. They also received warrants to purchase up to an additional 54,264 shares with an initial exercise price of $1.40 per share. See Note 10 to our consolidated financial statements for more information regarding our equity offering.
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

12.    EMPLOYEE BENEFIT PLAN
We have a defined contribution benefit plan established under the provisions of Section 401(k) of the Internal Revenue Code. All employees may elect to contribute up to 20% of their compensation to the plan through salary deferrals, subject to annual limitations. Participants’ contributions are fully vested at all times. During the years ended December 31, 2012, 2011 and 2010, the Company had no matching contributions to the plan and incurred a credit of approximately $19,000, $12,000 and $15,000, respectively, relating to forfeitures under the plan.

13.     INTEREST AND OTHER EXPENSE, NET
The components of interest and other expense, net are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Interest expense, net	237	193	178
Currency transaction gain (loss)	(21)	(15)	47
Write-down of investment	—	—	740
Interest and other expense, net	216	178	965

14.    SUBSEQUENT EVENTS
On January 17, 2013, the Company announced that Mallorie Burak had been appointed as the Company's Chief Financial Officer, effective January 24, 2013. Ms. Burak most recently served as Chief Financial Officer of Foodlink Holdings, Inc. from August 2012 to January 2013. Prior to Foodlink, Ms. Burak held the roles of Vice President of Finance and Corporate Secretary, as well as Acting CFO, of Southwall Technologies Inc. from September 2007 to July 2012. Ms. Burak holds an MBA and B.S. in Business Administration from San Jose State University. Ms. Burak's executive employment agreement is attached as Exhibit 10.1.
On January 25, 2013, the Company announced the closure of the Company’s Austin facility as operations are to be consolidated in Rainmaker’s headquarters in Campbell, California, and our United Kingdom location as part of a strategic reallocation of resources designed to increased levels of service to customers and operating cost savings. The Company is actively seeking to sub-lease the Austin facility.
On January 31, 2013, the Company executed a fourth amendment to the operating lease for our corporate headquarters in Campbell, California, effective February 1, 2013, providing an additional 3,936 square feet of additional space. The amendment did not modify the 3-year term, effective December 1, 2012. Annual base rent under the amended lease is approximately $365,000 in the first year of the lease, or $321,000 after deducting free base rent in the first three months of the amended lease, and increases by 3% each year thereafter for the remaining term. We will continue to pay our proportionate share of operating costs and taxes based on our occupancy, and a letter of credit will be issued to the landlord for a security deposit of $40,000, will replace the prior letter of credit of $30,000.
On February 12, 2013, the Company's Board of Directors approved Amendment No.1 to the Company's 2012 Plan in connection with the hiring of Mallorie Burak as the Company's Chief Financial Officer. Amendment No. 1 was subsequently filed with the SEC on a Registration Statement on Form S-8 on February 19, 2013. Pursuant to Ms. Burak's employment agreement, the Company issued 375,000 shares of restricted stock to Ms. Burak as an inducement award which vests quarterly over a 4 year term.
On March 4, 2013, we and Comcast Cable Communications Management, LLC ("Comcast") executed Statement of Work #3 to our B2B e-commerce program, under which we and Comcast have mutually agreed to wind down the program over the next six months.
See Note 6 for discussion of change in financial covenant of Comerica Bank Credit Facility on March 13, 2013.
On April 1, 2013, we announced that we had entered into subscription agreements with various investors for the sale of 13.0 million shares of our common stock in a registered direct offering. We expect to receive gross cash proceeds of approximately $5.8 million from the equity offering. The offering is expected to close on or about April 3, 2013.

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
Based on their evaluation as of December 31, 2012, our management, including our principal executive officer and principal financial officer, has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of December 31, 2012 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Annual Report on Internal Control over Financial Reporting
Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. This system of internal accounting controls is designed to provide reasonable assurance that assets are safeguarded, transactions are properly recorded and executed in accordance with management’s authorization and financial statements are prepared in accordance with GAAP. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
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
(c) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers of the Registrant
The following table provides the name, age and positions of our directors and executive officers as of March 28, 2013.

Name	Age	Position
Donald Massaro	69	President, Chief Executive Officer, and Director
Mallorie Burak	42	Chief Financial Officer and Corporate Secretary
James Chung	42	Chief Technology Officer
David Guercio	59	Executive Vice President of Sales and Marketing
Bradford Peppard (1)(2)(3)	58	Chairman
Gary Briggs (1)(2)(3)	50	Director
C. Finnegan Faldi (1)(2)(3)	44	Director
___________________

(1)	Member of the Audit Committee

(2)	Member of the Governance and Nominating Committee

(3)	Member of the Compensation Committee
Set forth below is a description of the backgrounds, including business experience over the past five years, for each of our directors and executive officers.
Donald J. Massaro, 69, joined our Company as President and Chief Executive Officer and a member of the Company's Board of Directors in December 2012. Mr. Massaro brings more than 30 years of experience, leading technology-based companies and bringing products to market. Most recently, he served as Chief Executive Officer of Sendmail, Inc., a leader in messaging infrastructure, from September 2006 to August 2012. Previously, Mr. Massaro was the President, CEO and founder of Reconnex Inc. from May 2003 to June 2005. From July 2001 to May 2003, he served as President and CEO of Array Networks, Inc. Mr.

Massaro holds a BS degree in Aeronautical Engineering from the University of Notre Dame, a Master of Science degree in mechanical engineering from Northwestern University and studied for his PhD at University of California at Berkeley. Mr. Massaro’s previous work experience, including as a CEO of various other companies, enables him to bring valuable perspectives that are core to our Company’s business.
Mallorie Burak, 42, joined our Company in January 2013 as Chief Financial Officer and Corporate Secretary. Ms. Burak most recently served as Chief Financial Officer of Foodlink Holdings, Inc. from August 2012 to January 2013. Prior to Foodlink, Ms. Burak held the roles of Vice President of Finance and Corporate Secretary, as well as Acting CFO, of Southwall Technologies Inc. from September 2007 to July 2012. Ms. Burak holds an MBA and B.S. in Business Administration from San Jose State University.
James Chung, 42, has served as Chief Technology Officer since November 2011. Mr. Chung, a Web technology executive with 18 years of experience in high growth start-ups and Fortune 500 companies, is charged with taking the Rainmaker B2B, SaaS-based eCommerce platform forward while leading and optimizing the Company’s global IT, Development, Quality Assurance, Product Management, Professional Services and Corporate Security functions. Mr. Chung’s career covers a blend of IT, engineering and e-commerce with technology leadership experience. He served most recently, as the Director of Global eCommerce Engineering at Intuit, Inc., a provider of business and financial management solutions, from April 2009 to December 2010. From April 2008 to March 2009, Mr. Chung served as Head of Engineering for Apple, Inc.'s B2B Online Store and, from January 2005 to March 2008, as the Director of Engineering, Financial Systems at PayPal, Inc. Mr. Chung studied Industrial and Systems Engineering at San Jose State University and received a B.S. in Management Information Systems from the University of Phoenix.
David Guercio, 59, joined our Company in August 2012 and serves as our Executive Vice President of Sales and Marketing. Mr. Guercio brings more than 20 years of experience in sales, business development, marketing and customer support for software companies spanning the Americas, Asia-Pacific and Europe. Mr. Guercio most recently served as Senior Vice President of Field Operaton at KXEN, Inc. from May 2010 to November 2011. Prior to KXEN, Inc., Mr. Guercio held the roles of Executive Vice President of Sales and Services at Centric Software, Inc., from April 2008 to May 2010. From September 2003 to April 2008, Mr. Guercio served as Senior Vice President of Sales at Inxight Software, Inc. Mr. Guercio graduated with a BSC and attended the MBA program at Santa Clara University.
Gary Briggs, 50, has served as a director of our Company since March 2010 and is currently Chairman of the Compensation Committee and a member of our Audit Committee and our Governance and Nominating Committee. Mr. Briggs has served in various senior marketing roles at Google since October 2010. Mr. Briggs also served as the Chief Executive Officer Plastic Jungle, a leading web-based gift card exchange, from November 2008 through October 2010. Prior to his position at Plastic Jungle, Mr. Briggs served as Senior Vice President and Chief Marketing Officer at eBay from February 2006 to March 2008, where he was responsible for eBay’s branding and marketing activities in North America, including advertising, Internet marketing, direct marketing, onsite merchandising, partner relationships and core category initiatives. Prior to such role, from 2002 to 2006, Mr. Briggs held numerous positions at eBay, including VP of Consumer Marketing for eBay U.S., VP of Global Marketing for PayPal and General Manager for eBay Canada. He earned a Bachelor of Arts degree in 1984 from Brown University and a Masters in Business Administration in 1989 from J.L. Kellogg Graduate School of Management, Northwestern University. The Board nominated Mr. Briggs in consideration of his strong marketing and e-commerce background that includes extensive expertise and experience with both large and small companies and the additional leadership qualities that he brings to the Board.
Bradford Peppard, 58, has served as a director of our Company since 2004 and is currently Chairman of the Audit Committee and a member of our Governance and Nominating Committee and our Compensation Committee. Since 2002, Mr. Peppard has been President of Lime Tree Productions, a strategic marketing consulting firm. Mr. Peppard also served as a Director of International Sales at Smith Micro. From 1999 to 2002, Mr. Peppard was President of CinemaScore Online, an online source of movie rating information. Prior to that, Mr. Peppard held Vice President of marketing positions at Aladdin Systems, Software Publishing Corporation and Quarterdeck Office Systems. Mr. Peppard’s financial experience includes positions as Treasurer of Trader Joe’s, Director of Finance and Administration (Controller) for CBS TV and CBS/Fox Studios, an MBA from Stanford Business School with a concentration in Finance, and prior audit committee experience with a number of public companies, including: Aladdin Systems, Monterey Bay Technology, and Oppenheimer Industries. The Board nominated Mr. Peppard in consideration of his extensive sales and marketing experience in various industries together with his deep finance experience, which allows him to provide valuable guidance to our Company.
C. Finnegan Faldi, 44, has served as a director of our Company since November 2012 and is currently Chairman of the Governance and Nominating Committee and a member of our Audit Committee and our Compensation Committee. Mr. Faldi brings nearly 20 years of senior management experience in both start-ups and public technology companies. Mr. Faldi is currently serving as President and Chief Executive Officer of TruEffect, Inc. Prior to that, Mr. Faldi served as Chief Operating Officer at Datalogix, a database marketing and digital media company, from October 2011 to October 2012. From December 2007 to October 2011, he served as a Vice President over a number of Yahoo’s businesses including Global Broadband, Search Affiliate, NA Mobile and Strategic Partnerships & Operations. Prior to that, he held various senior operational and business development positions including managing the sales, marketing, product and business development teams for both the eCommerce and Direct Merchant business at Solidus Networks from August 2004 to November 2007. Mr. Faldi received a BS degree in Economics, with a concentration in Strategic and Entrepreneurial Management, from the Wharton School at the University of Pennsylvania. He earned his MBA degree from the Graziadio School at Pepperdine University. The Board nominated Mr. Faldi in consideration of his extensive experience with technology and e-commerce companies, which allows him to provide valuable guidance to our Company.
Section 16(a) Beneficial Ownership Reporting Compliance
Our directors, officers and persons who hold more than ten percent (10%) of the Company’s outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of the Common Stock and their transactions in such Common Stock. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with, except as follows: our board members each received a grant of restricted shares on July 17, 2012; however, the Form 4s relating the grants were filed late on July 20, 2012. On October 18, 2012, Timothy Burns, Chief Financial Officer and Corporate Secretary, surrendered shares to cover tax withholding for the vesting of restricted shares. The related Form 4 was filed late on October 31, 2012.
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
Our Standards of Business Ethics and Conduct is posted on our website, at www.rainmakersystems.com, under the investors / corporate governance link. We will also disclose on our website any amendment to, or waiver from, a provision of the Standards of Business Ethics and Conduct that applies to a director or officer in accordance with applicable Nasdaq and SEC requirements.
Procedures for Shareholder Recommendations of Nominees to the Board of Directors
As of the date of this filing, there have been no material changes to the procedures described in our Proxy Statement relating to the 2012 Annual Meeting of Stockholders by which stockholders may recommend nominees to our Board of Directors.
Audit Committee
We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee presently consists of Messrs. Peppard, Briggs and Faldi. The Board has determined that Mr. Peppard, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under applicable SEC rules. The Board of Directors has also determined that Mr. Peppard is an “independent director” as defined under applicable SEC and Nasdaq rules.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Committee Report—Executive Summary
Rainmaker’s executive compensation program for our named executive officers (NEOs) is administered by the Compensation Committee of the Board of Directors. The Compensation Committee currently consists of non-employee directors Bradford Peppard, Gary Briggs and C. Finnegan Faldi. None of the Company’s executive officers serves as a member of the Compensation Committee of the Company. The Compensation Committee acts pursuant to a written charter, a copy of which is available on our website at www.rainmakersystems.com.
The Compensation Committee is responsible for (i) reviewing and approving matters relating to employee compensation and benefit plans, (ii) reviewing and determining the salaries and bonuses of executive officers of the Company, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), and (iii) establishing the general compensation policies for such individuals. During 2008, the Compensation Committee delegated limited authority to our CEO to increase the base salary for the NEO’s, other than himself, by up to ten percent. With NEO retention as its purpose, this limited delegation of authority provides the CEO with an ability to negotiate to retain an executive officer if he deem necessary. As of March 28, 2013, our CEO has not exercised his discretionary authority. We believe that the compensation programs for the Company’s NEOs should reflect the Company’s performance and the value created for the Company’s stockholders. In addition, the compensation programs should support the short-term and long-term strategic goals and values of the Company, and should reward individual contributions to the Company’s success.
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
Overall, the Compensation Committee believes that the compensation provided for NEOs in 2012 was appropriate based upon our financial performance, general economic conditions, our analysis of compensation of surveyed companies, our assessments of individual and corporate performance, and other relevant factors.
1. Named Executive Officers
This Compensation Discussion and Analysis explains how our compensation program is designed and operates with respect to our NEOs. Our NEOs include (i) our CEO, (ii) our two most highly compensated executive officers in the fiscal year ended December 31, 2012 and (iii) a departing executive that would have qualified as an NEO if still employed with us at December 31, 2012. Our NEOs are identified in the Summary Compensation Table that appears following this Compensation Discussion and Analysis.
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
3. Procedures for Determining Executive Compensation
In making its decision, the Compensation Committee considers all aspects of NEO compensation, and takes into account (i) our corporate performance, (ii) the CEO’s recommendations with respect to the total compensation for all NEOs, including his own, and (iii) the Radford Executive Compensation Survey data that our Human Resources department summarizes for the Compensation Committee. In its sole discretion, the Compensation Committee may accept or reject, in whole or in part, the recommendations of our CEO. The Compensation Committee does not use a consultant, but has received some advice from its outside legal counsel about industry practices generally. For 2012, the Compensation Committee reviewed the recommendations of our CEO with respect to the compensation of our NEOs, determined the appropriateness of the recommendations in accordance with the market data and our corporate performance, and approved such recommendations without adjustment.
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

The Corporate Bonus Plan provides for cash bonuses to be paid quarterly and annually when the predetermined performance targets are achieved. The amount of the quarterly and annual bonuses that we pay to our NEOs participating in the plan is determined by a formula that weighs our quarterly and annual achievement of pre-established revenue and income goals. A bonus is only paid in the event the Company achieves at least 80 percent of its performance target. If our performance for any measure falls between 80 percent and 100 percent, we interpolate to determine the applicable payout percentage. If our performance for any measure exceeds 100 percent, the bonus amount payable to each such officer in respect of such component of the bonus formula shall be increased by 2.5% for each whole 1% increment achieved above such 100% attainment. The table below sets forth the bonus plan in which each NEO participated in 2012, the bonus opportunity (expressed as a percentage of compensation), the performance targets and the weights assigned to each target. All NEOs who participated in the Corporate Bonus Plan voluntarily forfeited any potential payment for the first and second quarters of 2012.
Fiscal Year 2012 Annual Bonus Plan

Executive	Plan	Target (% of base salary)	Corporate Bonus Plan Performance Targets	Weight

Donald Massaro (1) President and CEO	Corporate Bonus Plan	Not Applicable	• Quarterly revenue • Quarterly profitability • Annual profitability	40% 40% 20%
Michael Silton Former President, CEO and Chairman	Corporate Bonus Plan	100%
Timothy Burns Former CFO	Corporate Bonus Plan	30%
James Chung Chief Technology Officer	Corporate Bonus Plan	25%
___________________

(1)
Per Mr. Massaro's executive employment agreement dated December 11, 2012, he is eligible to receive an aggregate bonus of up to 75% of base salary, beginning in the second quarter of 2013. The target is 100% percent of base salary for subsequent years.

(c) Stock-based Awards. The Company maintains the 2003 Stock Incentive Plan (the 2003 Plan), which permits the Company’s Board of Directors or Compensation Committee to make awards of incentive stock options, non-qualified stock options, stock appreciation rights, shares, and restricted stock. In addition, in December 2012, the Board of Directors adopted and approved the 2012 Inducement Equity Incentive Plan (the “2012 Plan”). In December 2012, the Compensation Committee of our Board of

Directors granted an inducement equity award to Donald Massaro under the 2012 Plan in connection with his entering into employment as Rainmaker’s President and Chief Executive Officer.
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
Regardless of when grants occur, the exercise price for stock options is always determined based on the closing market price of the Company’s common stock on the date of grant. Each stock option generally becomes exercisable in a series of installments over a four-year period, contingent upon the executive officer’s continued employment with the Company. Stock option awards generally vest 25% at the end of one year following the grant date and 1/36 each month during the following three years. Restricted stock awards generally vest quarterly over a two to four year period following the award date. The Company does not have stock ownership requirements.
(d) Perquisites and Other Personal Benefits. Certain NEOs receive perquisites, principally pursuant to their employment agreements that were in effect in 2012. The perquisites include personal expense reimbursements relating to health care and life insurance premiums, car allowance and financial and tax planning.
(e) Severance and Change in Control Payments. Our NEOs are entitled to severance and change-in-control benefits pursuant to employment agreements or pursuant to offer letters entered into at the time of hire. As of March 28, 2013, the Company currently has employment agreements with Donald Massaro, President and Chief Executive Officer, and Mallorie Burak, Chief Financial Officer and Corporate Secretary. In addition, the Company had employment contracts with Michael Silton and Timothy Burns, whose employment with the Company terminated effective October 24, 2012, and February 22, 2013, respectively.
The employment agreement for Mr. Massaro generally provides that if his employment is constructively terminated or terminated by the Company without cause, then Mr. Massaro shall receive, with no duty to mitigate, an amount equal to six months base salary.
The employment agreement for Ms. Burak generally provides that if her employment is constructively terminated or terminated by the Company without cause, then Ms. Burak shall receive, with no duty to mitigate, an amount equal to six months base salary.
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
(i) Tax Considerations. Section 162(m) of the Internal Revenue Code imposes a limitation on the deductibility for federal income tax purposes of compensation exceeding $1.0 million paid to certain executive officers. Compensation above $1.0 million is not subject to the limitation if it is “performance-based compensation” within the meaning of the Internal Revenue Code. The Company anticipates that any compensation deemed paid by it under the 2003 Plan (whether by the disqualifying disposition of incentive stock options or the exercise of non-statutory stock options) in connection with options with exercise prices equal to the fair market of option shares on the grant date will qualify as performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code and will not have to be taken into account for purposes of the $1.0 million limitation per covered individual. Equity awards granted under the 2012 Plan do not qualify as “performance-based compensation.” Because all compensation paid to the executive officers has not approached the Section 162(m) limitation, the Compensation Committee has not had to use any of the available exemptions from the deduction limit.
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
2012 Summary Compensation Table
The table below summarizes the compensation paid by the Company to our named executive officers for the fiscal years ended December 31, 2012 and 2011, as applicable.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Donald Massaro (4)	2012	—	—	517,500	142,000	—	—	659,500
President and Chief Executive Officer
Timothy Burns (5)	2012	200,000	—	133,700	—	2,100	—	335,800
Former Chief Financial Officer	2011	161,300	4,500	107,400	—	—	—	273,200
James Chung	2012	235,000	800	60,800	—	—	—	296,600
Chief Technology Officer	2011	22,600	—	66,300	—	—	—	88,900
Michael Silton (6)	2012	331,800	—	219,600	—	14,200	89,400	655,000
Former President, Chief Executive Officer and Chairman	2011	405,000	—	—	—	—	61,300	466,300
___________________

(1)
The amounts included under the “Stock Awards” and “Option Awards” column reflect aggregate grant date fair value of the restricted stock and option awards granted in each respective fiscal year, computed in accordance with FASB ASC Topic 718, excluding the effect of any estimated forfeitures. Please see Note 10 in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for assumptions used in calculating these amounts.

(2)
Our NEO's are eligible to receive non-equity incentive plan compensation, which is a bonus paid based on a measurable attainment schedule. During 2012, Messrs. Silton and Burns were paid non-equity incentive plan compensation based on achievement of performance goals in the third quarter of 2012.

(3)	The figures reported in the “All Other Compensation” column above for 2012 consist the following items:

Executive	Company- paid Medical	Financial Planning	Auto Allowance	Company- paid Life Insurance	Accrued Vacation Payment	Total
Michael Silton	$17,900	$12,000	$19,700	$22,500	$17,300	$89,400

(4)	Donald Massaro was hired as President and Chief Executive Officer on December 11, 2012.

(5)	Timothy Burns was hired as Corporate Controller on November 30, 2010. He was named Acting CFO on April 20, 2011 and was promoted to CFO on November 4, 2011. His employment ended on February 22, 2013.

(6)	Michael Silton's employment as CEO of the Company terminated on October 24, 2012.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information regarding the stock option grants and stock awards to the named executive officers as of December 31, 2012.

	Option Awards				Stock Awards
Name and Grant Date	Number of Securities Underlying Unexercised Options Unexercisable (#)		Options Exercise Price ($/Share)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Donald Massaro
12/27/2012	500,000	(2)	$0.69	12/27/2022	—		$—
12/27/2012	—		—		250,000	(3)	$182,500
12/27/2012	—		—		500,000	(4)	$365,000
Timothy Burns
11/19/2012	—		—		100,000	(7)	$73,000
11/19/2012	—		—		65,000	(11)	$47,500
11/21/2011	—		—		42,500	(8)	$31,000
4/18/2011	—		—		18,750	(6)	$13,700
12/20/2010	—		—		15,000	(10)	$11,000
James Chung
11/19/2012	—		—		75,000	(5)	$54,800
11/28/2011	—		—		97,500	(9)	$71,200
Michael Silton
No outstanding options or stock awards	—		—		—		$—
___________________

(1)	Market value of shares that have not vested was calculated by using our closing market price at December 31, 2012 of $0.73 per share.

(2)	These options vest 6.25% quarterly over 4 years from 2012 to 2016 and will be fully vested in 2016.

(3)	These restricted stock awards fully vest on March 31, 2013.

(4)	These restricted stock awards vest 6.25% quarterly from 2012 to 2016 and will be fully vested in 2016.

(5)	These restricted stock awards vest 6.25% quarterly over 4 years from 2011 to 2015 and will be fully vested in 2015.

(6)
These restricted stock awards vest 6.25% quarterly over 4 years from 2011 to August 22, 2013, six months after Mr. Burns ended his employment with the Company, per the transition agreement dated January 23, 2013.

(7)
These restricted stock awards vest 12.5% quarterly over 2 years from 2012 to August 22, 2013, six months after Mr. Burns ended his employment with the Company, per the transition agreement dated January 23, 2013.

(8)
These restricted stock awards vest 12.5% quarterly over 2 years from 2011 to August 22, 2013, six months after Mr. Burns ended his employment with the Company, per the transition agreement dated January 23, 2013.

(9)	These restricted stock awards vest 25% annually over 4 years from 2011 to 2015 and will be fully vested in 2015.

(10)
These restricted stock awards vest 25% annually over 4 years from 2010 to August 22, 2013, six months after Mr. Burns ended his employment with the Company, per the transition agreement dated January 23, 2013.

(11)	53,000 shares of this grant of restricted stock awards will vest on August 22, 2013, per the transition agreement dated January 23, 2013.
2012 Director Compensation
The following table summarizes the compensation paid by the Company to its non-employee directors for the year ended December 31, 2012.

Name and Title	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (1) (2)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Gary Briggs, Director	—	16,600	—	—	16,600
C. Finnegan Faldi, Director	—	38,500	7,400	—	45,900
Bradford Peppard, Chairman	30,000	16,600	—	—	46,600
Mitchell Levy, Director (3)	30,000	16,600	—	—	46,600
___________________

(1)
The Company's Board of Directors agreed to eliminate each non-employee director's monthly fees for 2012. During 2012, all non-employee directors would have earned $4,167 in monthly fees for each month of service as a director, and no additional fees relating to meetings attended during the year. Each non-employee Board member who continued to serve as a non-employee Board member after the 2012 annual meeting of stockholders, including each of the Company's current non-employee Board members (other than Mr. Faldi, who joined our Board in November 2012), was granted 20,000 restricted shares of common stock under the Company's 2003 Stock Incentive Plan (the "2003 Plan"), as then provided in the 2003 Plan. These restricted stock grants to the non-employee Board members vest at the rate of 25% per year over four years following the award date and are otherwise subject to the terms and conditions of the 2003 Plan. In October 2012, our Board formed a special committee to assist with the transition to a new Chief Executive Officer for our Company. Messrs. Levy and Peppard were appointed to the committee and were paid $10,000 in monthly fees for their participation on the committee. Mr. Peppard deferred payment of his fees and we anticipate paying the fees in April 2013.

(2)
The amounts included under the “Stock Awards” and “Option Awards” column reflect aggregate grant date fair value of the restricted stock and option awards granted in each respective fiscal year, computed in accordance with FASB ASC Topic 718, excluding the effect of any estimated forfeitures. Please see Note 10 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for assumptions used in calculating these amounts.

(3)	On March 9, 2013, Mr. Levy resigned his position as a director of the Company.

Beginning in 2013, Board compensation for non-employee directors will consist of: (i) an aggregate annual retainer fee of $50,000, payable in equal quarterly installments of $12,500 for each quarter of Board service (payable in cash or restricted shares of the Company's common stock, at the election of each director); (ii) an annual grant of 100,000 restricted shares of the Company's common stock on the date each annual stockholders meeting, vesting in a series of four successive quarterly installments upon each director's completion of each three month period of service as a Board member over the 12-month period measured from the grant date, provided that such individual has served as a non-employee Board member for at least six (6) months; and (iii) an initial grant of 50,000 restricted shares of the Company's Common Stock to each new director upon such individual's first election or appointment as a non-employee Board member, vesting in a series of four successive quarterly installments upon such director's completion of each 3-month period of service as a Board member over the 12-month period measured from the grant date.

As of December 31, 2012, each non-employee director had the following number of stock options and unvested shares of restricted stock outstanding:

	Outstanding options at December 31, 2012	Unvested restricted stock awards outstanding at December 31, 2012
Gary Briggs	20,000	35,000
C. Finnegan Faldi	20,000	50,000
Bradford Peppard	—	50,000
Mitchell Levy	—	50,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
The following table sets forth information as of December 31, 2012 with respect to shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans, the 2003 Stock Incentive Plan and the 2012 Inducement Equity Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,770,460	$0.85	810,149
Equity compensation plans not approved by security holders	1,250,000	0.69	—
Total	4,020,460	$0.77	810,149

On December 21, 2012, the Board of Directors approved and adopted the Company's 2012 Inducement Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the issuance of nonqualified stock options and shares of common stock, either with or without a purchase price, to newly hired employees as a material inducement to such individuals entering into our employment. Stockholder approval of the 2012 Plan is not required under SEC or Nasdaq Capital Market rules. Options granted under the 2012 Plan are priced at not less than 100% of the fair market value of the common stock on the date of grant and have a maximum term of ten years from the date of grant. Awards granted to employees under the 2012 Plan vest in accordance with a schedule determined by the Compensation Committee of our Board of Directors.
Beneficial Ownership of Securities
The following table sets forth certain information as of March 28, 2013, regarding the beneficial ownership of our common stock by (i) each person, to our knowledge, who is known by us to beneficially own more than five percent of our common stock, (ii) each named executive officer set forth in the Summary Compensation Table above, (iii) each of our Company’s directors, and (iv) all of our Company’s current directors and executive officers as a group. This table lists applicable percentage ownership based on 28,949,533 shares of common stock outstanding as of March 28, 2013. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Shares subject to options or warrants that are exercisable currently or within 60 days of March 28, 2013, are deemed to be outstanding and beneficially owned by the person for the purpose of computing share and percentage ownership of that person. They are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them. Unless otherwise indicated, all addresses for the stockholders set forth below is c/o Rainmaker Systems, Inc., 900 East Hamilton Avenue, Suite 400, Campbell, California 95008.

Name of Beneficial Owner	Number of Shares Beneficially Owned (Including the Number of Shares Shown in the Second Column)	Number of Shares Owned as a Result of Options and Warrants Exercisable Within 60 Days of March 28, 2013	Percentage of Shares Outstanding
Perkins Capital Management, Inc. (1)	2,647,785	—	9.1%
Michael Silton (2)	2,175,984	—	7.5
Diker Management, LLC (3)	1,582,987	—	5.5
Stephen Feinberg (4)	1,549,000	—	5.7
Donald Massaro	750,000	62,500	2.7
Bradford Peppard	444,165	—	1.5
David Guercio	382,857	—	1.3
Mallorie Burak	375,000	—	1.3
Timothy Burns (5)	263,399	—	*
James Chung	488,422	—	1.7
Gary Briggs	78,760	20,000	*
C. Finnegan Faldi	50,000	—	*
All directors and officers as a group (7 persons)	2,651,704	82,500	9.1%
___________________
*    Less than 1%.

(1)
Beneficial ownership information is based solely on information contained in Schedule 13G/A filed with the SEC on February 1, 2013 by Perkins Capital Management, Inc. on behalf of itself and affiliated persons and entities. The address for Perkins Capital Management, Inc. is 730 Lake St. E., Wayzata, MN 55391.

(2)
Michael Silton's employment with the Company ended effective October 24, 2012 and therefore shares beneficially owned by him are not included in the total amount owned by all directors and officers as a group. On March 26, 2013, the transfer agent's records show 793,595 shares transferred out of Mr. Silton's name.

(3)
Beneficial ownership information is based solely on information contained in Schedule 13G/A filed with the SEC on February 15, 2013 by Diker Management, LLC on behalf of itself and affiliated persons and entities. The address for Diker Management, LLC is 730 Fifth Avenue, 15th Floor, New York, NY 10019.

(4)
Beneficial ownership information is based solely on information contained in Schedule 13G filed with the SEC on June 8, 2011 by Stephen Feinberg on behalf of himself and affiliated persons and entities.

(5)
Timothy Burns' employment with the Company ended effective February 22, 2013 and therefore shares beneficially owned by him are not included in the total amount owned by all directors and officers as a group.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
There were no material related party transactions during the year ended December 31, 2012.
Director Independence
The Board of Directors has determined that each of Messrs. Briggs, Faldi and Peppard is “independent,” as that term is defined by applicable rules of the SEC and the Nasdaq Capital Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
BDO USA, LLP (“BDO”) was engaged as the Company’s independent registered public accounting firm on October 7, 2004. Audit services provided by BDO during the 2012 fiscal year included the audit of our annual financial statements and services related to filings with the SEC and other regulatory bodies.

Principal Accountant Fees and Services
For the fiscal years ended December 31, 2012 and 2011, BDO, our independent registered public accounting firm, billed the approximate fees set forth below:
Audit Fees
Aggregate fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and internal control over financial reporting, reviews of the interim condensed consolidated financial statements included in quarterly filings, and services that are normally provided by BDO in connection with statutory and regulatory filings or engagements, including comfort letters and consents, except those not required by statute or regulation. Aggregate fees billed for audit services were $345,000 and $413,000 for the years ended December 31, 2012 and 2011, respectively.
Audit-Related Fees
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include due diligence and audits in connection with acquisitions, and consultations concerning financial accounting and reporting standards. Aggregate fees billed for audit-related services were $16,000 and $41,000 for the years ended December 31, 2012 and 2011, respectively.
Tax Fees
Tax fees consist of fees billed for professional services rendered for state and federal tax compliance and advice, and tax planning. Aggregate fees for tax services were $23,000 and $85,000 during the years ended December 31, 2012 and 2011, respectively.
All Other Fees
None.
All engagements for services by BDO or other independent registered public accountants are subject to pre-approval by the Audit Committee; however, de minimis non-audit services may instead be approved in accordance with applicable SEC rules. The pre-approval of the Audit Committee was obtained for all services provided by BDO in the 2012 and 2011 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed with, or incorporated by reference into, this report:

1. Financial Statements
See Item 8 for a list of financial statements filed within.

2. Financial Statement Schedules
See Item 8 for a list of financial statement schedules filed herewith. All other schedules have been omitted because they are not applicable or the required information is shown elsewhere in the consolidated financial statements or notes thereto.

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

10.60
Amendment No. 1 to the Symantec Online Store Agreement, dated as of March 9, 2012 between Rainmaker Systems, Inc. and Symantec Corporation. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Rainmaker on May 15, 2012.)

10.61
Amendment No. 3 to the Symantec Outsourced NAM Renewals Statement of Work, dated as of March 9, 2012 between Rainmaker Systems, Inc. and Symantec Corporation. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Rainmaker on May 15, 2012.)

10.62
Amendment No. l to the Symantec Outsourced Latin American (LAM) Statement of Work, dated as of March 9, 2012 between Rainmaker Systems, Inc. and Symantec Corporation. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Rainmaker on May 15, 2012.)

10.63
Amendment No.1 to the Symantec License Renewal Center (LRC) Renewals Statement of Work, dated as of March 9, 2012 between Rainmaker Systems, Inc. and Symantec Corporation. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Rainmaker on May 15, 2012.)

10.64
Loan and Security Agreement dated as of June 14, 2012, between Rainmaker Systems, Inc. and Comerica Bank. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Rainmaker on August 14, 2012.)

10.65†
Master Services Agreement dated as of March 21, 2012 and Statement of Work #2 dated as of June 1, 2012, between Rainmaker Systems, Inc. and Comcast Cable Communications Management, LLC. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Rainmaker on August 14, 2012.)

10.66†
Statement of Work to the Vendor Service Agreement dated as of July 23, 2012, between Rainmaker Systems, Inc. and Microsoft Corporation. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Rainmaker on August 14, 2012.)

10.67
Change Order (#CR00022) to Statement of Work to the Vendor Services Agreement, dated as of September 20, 2010 between Rainmaker Systems, Inc. and Microsoft Corporation. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 14, 2012.)

10.68*
Amendment of Executive Employment Agreement dated November 17, 2012, between Rainmaker and Timothy Burns. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Rainmaker on November 20, 2012.)

10.69*
Executive Employment Agreement dated December 11, 2012, between Rainmaker Systems, Inc. and Donald Massaro. (Incorporated by reference to Exhibit 10.1 to the to the Current Report on Form 8-K filed by Rainmaker on December 13, 2012.)

10.70*	2012 Inducement Equity Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by Rainmaker on December 27, 2012 (Reg. No. 333-185716).)

10.71*	Executive Employment Agreement dated January 17, 2013, between Rainmaker Systems, Inc. and Mallorie Burak.

14	Standards of Business Ethics and Conduct. (Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed by Rainmaker on March 18, 2004.)

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

†	Confidential treatment has previously been granted by the Securities and Exchange Commission for certain portions of the referenced exhibit.
*	Management contracts or compensatory plan or arrangement.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions *	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2012	$80	$(61)	$(4)	$15
Year ended December 31, 2011	$79	$(40)	$41	$80
Year ended December 31, 2010	$42	$78	$(41)	$79
___________________

*	Uncollectible accounts written off, net of recoveries.

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred tax asset valuation account:
Year ended December 31, 2012	$30,618	$1,163	$—	$31,781
Year ended December 31, 2011	$27,841	$2,777	$—	$30,618
Year ended December 31, 2010	$25,833	$2,008	$—	$27,841

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINMAKER SYSTEMS, INC.

By:	/s/ DONALD MASSARO
Donald Massaro, President and Chief Executive Officer (Principal Executive Officer)
Date:	April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 1, 2013.

By:	/s/ DONALD MASSARO
Donald Massaro, President and Chief Executive Officer, and Director (Principal Executive Officer)

By:	/s/ MALLORIE BURAK
Mallorie Burak, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ GARY BRIGGS
Gary Briggs, Director

By:	/s/ C. FINNEGAN FALDI
C. Finnegan Faldi, Director

By:	/s/ BRADFORD PEPPARD
Bradford Peppard, Chairman