Form 10-Q
period 2013-03-31
RAINMAKER SYSTEMS INC
filed 2013-05-14
CIK 1094007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2013

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

As of May 9, 2013, the registrant had 42,545,345 shares of Common Stock, $0.001 par value, outstanding.

RAINMAKER SYSTEMS, INC.
FORM 10-Q
AS OF MARCH 31, 2013

PART I.—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$5,076	$4,494
Restricted cash	217	52
Accounts receivable, net	3,181	3,720
Prepaid expenses and other current assets	1,472	1,292
Total current assets	9,946	9,558
Property and equipment, net	2,396	2,455
Goodwill	5,244	5,337
Other non-current assets	416	416
Total assets	$18,002	$17,766
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,168	$7,159
Accrued compensation and benefits	1,057	425
Other accrued liabilities	3,868	3,142
Deferred revenue	1,774	2,311
Current portion of notes payable	2,907	2,727
Total current liabilities	18,774	15,764
Deferred tax liability	578	567
Long-term deferred revenue	261	44
Common stock warrant liability	123	348
Notes payable, less current portion	1,500	1,800
Total liabilities	21,236	18,523
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized, 31,084 shares issued and 28,949 shares outstanding at March 31, 2013 and 30,454 shares issued and 28,428 shares outstanding at December 31, 2012	27	27
Additional paid-in capital	131,384	130,402
Accumulated deficit	(131,492)	(128,198)
Accumulated other comprehensive loss	(347)	(261)
Treasury stock, at cost, 2,135 shares at March 31, 2013 and 2,026 shares at December 31, 2012	(2,806)	(2,727)
Total stockholders’ deficit	(3,234)	(757)
Total liabilities and stockholders’ deficit	$18,002	$17,766
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net revenue	$4,656	$6,401
Cost of services	3,035	3,625
Gross profit	1,621	2,776
Operating expenses:
Sales and marketing	665	540
Technology and development	1,122	1,589
General and administrative	2,980	1,368
Depreciation and amortization	406	404
Total operating expenses	5,173	3,901
Operating loss	(3,552)	(1,125)
Loss (gain) due to change in fair value of warrant liability	(225)	(7)
Interest and other expense, net	93	27
Loss before income tax expense	(3,420)	(1,145)
Income tax expense	30	53
Net loss from continuing operations	(3,450)	(1,198)
Net income (loss) from discontinued operations, net of tax	156	(276)
Net loss	$(3,294)	$(1,474)

Foreign currency translation adjustments	(86)	1
Comprehensive loss	$(3,380)	$(1,473)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(0.12)	$(0.04)
Net income (loss) from discontinued operations	$0.01	$(0.01)
Net Loss	$(0.11)	$(0.05)

Weighted average common shares - Basic and diluted	28,994	26,808
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating activities:
Net loss	$(3,294)	$(1,474)
Adjustment for income (loss) from discontinued operations, net of tax	(156)	276
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	406	376
Amortization of intangible assets	—	28
Loss (gain) due to change in fair value of warrant liability	(225)	(7)
Stock-based compensation expense	979	187
Credit for allowance for doubtful accounts	—	(31)
Provision for allowances for other assets	280	—
Changes in operating assets and liabilities:
Accounts receivable	567	764
Prepaid expenses and other assets	(462)	45
Accounts payable	2,046	1,082
Accrued compensation and benefits	623	133
Other accrued liabilities	721	(377)
Income tax payable	15	40
Deferred tax liability	11	17
Deferred revenue	(320)	(588)
Net cash provided by continuing operations	1,191	471
Net cash provided by discontinued operations	121	112
Net cash provided by operating activities	1,312	583

Investing activities:
Purchases of property and equipment	(352)	(257)
Restricted cash, net	(165)	(4)
Net cash used in continuing operations	(517)	(261)
Net cash used in discontinued operations	—	(97)
Net cash used in investing activities	(517)	(358)

Financing activities:
Proceeds from borrowings	200	—
Repayment of borrowings	(320)	(593)
Net proceeds on overdraft facility	—	2
Tax payments in connection with treasury stock surrendered	(79)	(159)
Net cash used in continuing operations	(199)	(750)
Net cash used in discontinued operations	—	(24)
Net cash used in financing activities	(199)	(774)

Effect of exchange rate changes on cash	(14)	(94)

Net increase (decrease) in cash and cash equivalents	582	(643)
Cash and cash equivalents at beginning of period	4,494	8,490
Cash and cash equivalents at end of period	$5,076	$7,847

Supplemental disclosures of cash flow information:
Cash paid for interest	$57	$58
Cash paid for income taxes	3	4

See accompanying notes.

RAINMAKER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
— UNAUDITED —

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
The accompanying consolidated financial statements include the accounts of Rainmaker Systems, Inc. and its wholly-owned subsidiaries (“Rainmaker,” “we,” “our” or “the Company”). Rainmaker is an e-Commerce software company that helps multi-national companies address the B2B market by maximizing sales revenue for their products and services.  Rainmaker provides these solutions on a global basis supporting multiple payment methods, currencies and language capabilities. The Rainmaker e-Commerce platform can be enhanced with Rainmaker global telesales agents to maximize revenue and customer satisfaction through the entire customer life cycle. We are headquartered in the Silicon Valley in Campbell, California, and have additional operations near London, England. On January 25, 2013, we announced that our operations in Austin, Texas will be consolidated into our operations at our headquarters in Silicon Valley and into our operations center near London, England. Our global clients consist primarily of large enterprises operating in the computer hardware, software and information services industries.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Rainmaker Systems, Inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.
Basis of Presentation
The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The interim financial statements are unaudited but reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the results of these periods.
The results of our operations for the three months ended March 31, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013, or any other period. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 1, 2013. Balance sheet information as of December 31, 2012 has been derived from the audited financial statements for the year then ended.
Certain prior year amounts have been reclassified to conform to the current year presentation. In the year ended December 31, 2012, the Company completed the sale of Rainmaker Systems, Ltd. and its wholly owned subsidiary, Rainmaker Asia, Inc. (together “Manila” or “RSL”). RSL met the requirements for presentation as discontinued operations. Manila's operating activities are segregated from the Company's continuing operations within the consolidated statement of operations and comprehensive loss, and are classified solely under the caption income (loss) from discontinued operations, net of tax. As such, certain amounts reported in the accompanying financial statements as of and for the three month period ended March 31, 2012 have been retrospectively revised to conform to the 2013 presentation. There were no other reclassifications that had a material effect on previously reported results of operations, total assets or accumulated deficit.
Going Concern
As reflected in the accompanying consolidated financial statements, we had a net loss from continuing operations of $3.5 million for the three months ended March 31, 2013. During the three months ended March 31, 2013, we generated $1.2 million in cash from operating activities.
At March 31, 2013, the Company had a net working capital deficit of $8.8 million. Our principal source of liquidity as of March 31, 2013 consisted of $5.1 million of cash and cash equivalents and $3.2 million of net accounts receivable. Our debt balance as of March 31, 2013 was $4.4 million, of which $2.9 million is payable within the next twelve months. Our accounts payable balance as of March 31, 2013 was $9.2 million of which $7.1 million is related to a merchant account of a customer. See Note 5 for further discussion of our debt agreements.
As more fully described in Note 9, on April 5, 2013, we completed the sale of approximately 13 million shares of our common stock in a registered direct offering. The gross cash proceeds from the sale of common stock was approximately $5.8 million. The Company is now executing a plan that it believes will establish profitable operations through increased sales and decreased expenses. There can be no assurance that we will be successful in increasing sales, reducing expenses or achieving profitable operations. We are evaluating our options to sell other non-strategic assets as we focus on the Company's core business. In the event that the Company fails to achieve profitable operations, fails to reduce expenses and/or is unable to raise additional capital, we will not have adequate cash or financial resources to operate for the next twelve months as a going concern and pay our liabilities as they become due.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside of the Company, and other relevant facts and circumstances. Actual results could differ materially from those estimates. Accounting policies that include particularly significant estimates are revenue recognition and presentation policies, valuation of accounts receivable, measurement of our deferred tax asset and the corresponding valuation allowance, allocation of purchase price in business combinations, commitments and contingencies, fair value estimates for the expense of employee stock options and warrants and the assessment of recoverability and impairment of goodwill and long-lived assets.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents generally consist of money market funds. The fair market value of cash equivalents represents the quoted market prices at the balance sheet dates and approximates their carrying value.
The following is a summary of our cash and cash equivalents at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Cash and cash equivalents:
Cash	$3,436	$2,854
Money market funds	1,640	1,640
Total cash and cash equivalents	$5,076	$4,494
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers or clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our clients or our clients' customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At March 31, 2013 and December 31, 2012, our allowance for potentially uncollectible accounts was $15,000 and $15,000, respectively.
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
Costs of internal-use software are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, and FASB ASC 350-50, Website Development Costs. The guidance requires that we expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of ASC 350-40 and ASC 350-50 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development costs, payroll and payroll-related costs for employees who are directly associated with and who devote time to the development of internal-use computer software and associated interest costs are capitalized. We capitalized approximately $278,000 and $245,000 of such costs during the three months ended March 31, 2013 and 2012, respectively. Capitalized costs are amortized using the straight-line method over the shorter of the term of the related client agreement, if such development relates to a specific outsource client, or the software’s estimated useful life, ranging from two to five years. Capitalized internal-use software and website development costs are included in property and equipment on the accompanying balance sheets.
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
In our analysis of goodwill and other intangible assets, we apply the guidance of FASB ASC 350-20-35, Goodwill - Subsequent Measurement, in determining whether any impairment conditions exist. In our analysis of other finite lived amortizable intangible assets, we apply the guidance of FASB ASC 360-10-35, Property, Plant and Equipment – Subsequent Measurement, in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various technologies and customer relationships of the businesses we have acquired. At March 31, 2013 and December 31, 2012, we had accumulated impairment losses of $11.5 million.

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
As of December 31, 2012, we performed our annual goodwill impairment evaluation required under FASB ASC 350-20-35, and concluded that goodwill was not impaired as the estimated fair value exceeded the carrying value. At March 31, 2013 and December 31, 2012, we had approximately $5.2 million and $5.3 million, respectively, in goodwill recorded on our consolidated balance sheets.
Long-Lived Assets
Long-lived assets including our purchased intangible assets are amortized over their previously defined estimated useful lives. In accordance with FASB ASC 360-10-35, long-lived assets, such as property, equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a business unit intended to be sold that meets certain criteria for being held for sale are presented separately in the appropriate asset and liability sections of the balance sheet. We have evaluated our long-lived assets and noted no indications of impairment.
Revenue Recognition and Presentation
Substantially all of our revenue is generated from (i) the online sale of our clients' products to their small and medium-sized business ("SMB") customers, (ii) the sale of service contracts and maintenance renewals, (iii) lead development and other telesales services, and (iv) software subscriptions for hosted internet sales of web-based training. Revenue is recorded using the proportional performance model, where revenue is recognized as performance occurs over the term of the contract and any initial set up fees that lack stand-alone value are recognized over the estimated customer life. We recognize revenue from the online sale of our clients' products and the sale of our clients’ service contracts and maintenance renewals on the “net basis”, which represents the amount billed to the end customer less the amount paid to our client. Revenue from the sale is recognized when a purchase order from a client’s customer is received, the service or service contract or maintenance agreement is delivered, the fee is fixed or determinable, the collection of the receivable is reasonably assured, and no significant post-delivery obligations remain unfulfilled.

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
Income Taxes
We account for income taxes using the liability method. The liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At March 31, 2013 and December 31, 2012, we had gross deferred tax assets of $31.8 million and $31.8 million, respectively. At March 31, 2013 and December 31, 2012, the deferred tax assets were subject to a 100% valuation allowance and therefore are not recorded on our balance sheet as assets. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.
FASB ASC 740, Income Taxes, prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under this guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FASB ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.
Our policy for recording interest and penalties related to uncertain tax positions is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in interest and other expense, net, in the statement of operations. There were immaterial amounts accrued for interest and penalties related to uncertain tax positions as of March 31, 2013.
Stock-Based Compensation
FASB ASC 718, Compensation – Stock Compensation, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. This guidance requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. See Note 8 for further discussion of this standard and its effects on the financial statements presented herein.
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
We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the three months ended March 31, 2013, two clients accounted for 10% or more of our net revenue, with Microsoft Corporation ("Microsoft") representing approximately 39% of our net revenue and Symantec Corporation ("Symantec") representing approximately 25% of our net revenue. In the three months ended March 31, 2012, three clients accounted for 10% or more of our net revenue, with Microsoft representing approximately 24% of our net revenue, Symantec representing approximately 17% of our net revenue and Hewlett-Packard representing approximately 11% of our net revenue.
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
Fair Value of Financial Instruments
The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short-term maturities.
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
We utilize our call centers in the United States and United Kingdom and a network of managed telesales representatives in Canada to fulfill certain contracts. We also utilized our former operations based in Manila prior to their sale in December 2012. See Note 3 for more details regarding our former Manila operations. In June 2012, we began providing telesales services throughout Latin America utilizing a strategic partner located in the Dominican Republic.
Foreign Currency Translation
The functional currency of our foreign subsidiaries was determined to be their respective local currencies (Canadian Dollar, Great Britain Pound and Philipine Peso). Foreign currency assets and liabilities are translated at the current exchange rates at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the period. The related unrealized gains and losses from foreign currency translation are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity in the consolidated balance sheet and the consolidated statement of operations and comprehensive loss. For continuing operations, net gains and losses resulting from foreign exchange transactions are included in interest and other expense, net, in the consolidated statements of operations.

Related Party Transactions
As more fully disclosed in Note 9, on April 5, 2013, we completed the sale of approximately 13 million shares of our common stock in a registered direct offering. The gross cash proceeds from the sale of common stock was approximately $5.8 million. Members of our board of directors and our Chief Executive Officer purchased an aggregate of 500,025 shares at a price of $0.45 per share in the offering.
Recent Accounting Standards
In March 2013, the FASB issued new accounting guidance, ASU No. 2013-05 – Foreign Currency Matters. This update requires that an entity should release cumulative currency translation adjustments to net income when the entity ceases to have controlling financial interest in a foreign entity or a group of financial assets in a foreign entity. This new guidance is effective for the first reporting period beginning after December 15, 2013. We adopted this standard in the fourth quarter of 2012 in accounting for the sale of Rainmaker Asia Ltd.

2.    NET LOSS PER SHARE
Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the year. Diluted net income (loss) per share also gives effect, as applicable, to the potential dilutive effect of outstanding stock options and warrants, using the treasury stock method, unvested restricted share awards, and convertible securities, using the if converted method, as of the beginning of the period presented or the original issuance date, if later.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2013	2012
Net loss from continuing operations	$(3,450)	$(1,198)
Net income (loss) from discontinued operations	156	(276)
Net loss	$(3,294)	$(1,474)

Weighted-average shares of common stock outstanding – basic and diluted	28,994	26,808

Basic and diluted net income (loss) per share:
Continuing operations	$(0.12)	$(0.04)
Discontinued operations	$0.01	$(0.01)
Net loss	$(0.11)	$(0.05)
For the three months ended March 31, 2013 and 2012, we excluded approximately 4.6 million and 3.8 million options, warrants and unvested restricted share awards, respectively, from the calculation of diluted net loss per share as these securities were anti-dilutive.

3.    DISCONTINUED OPERATIONS
In the quarter ended June 30, 2012, the Company concluded that RSL, our Manila-based operations, no longer fit with the long term strategic plans of the Company. The Company committed to a plan to sell our Manila-based operations, which were sold to Shore Solutions, Inc. ("Shore") in December 2012. RSL's operating results for the three months ended March 31, 2012 are reported as discontinued operations in the consolidated financial statements.
On December 17, 2012, the Company completed its Stock Purchase Agreement (the "SPA") with Shore, pursuant to which the Company sold its Manila-based operations of Rainmaker Systems Ltd., and its wholly owned subsidiary, Rainmaker Asia, Inc., to Shore.
Pursuant to the SPA, Shore acquired 100% of the issued and outstanding stock of RSL. Under the SPA, the Company received an initial cash payment at closing of $845,000. In addition t o the closing payment, the Company may receive additional contingent consideration based on multiple earn-out provisions included within the SPA, which provides the Company the ability to receive additional consideration of $300,000 at target plus a nominal percentage of certain revenues of RSL during the period from January 1, 2013 through December 31, 2015. The Company did not record any additional consideration for the three months ended March 31, 2013. RSL's operating results for the three months ended March 31, 2013 and 2012 are reported as discontinued operations in the consolidated financial statements.
The accompanying unaudited consolidated statements of operations and cash flows have been reclassified for three months ended March 31, 2013 and 2012 to remove the operating results of RSL from continuing operations and presenting the results of RSL as income (loss) from discontinued operations, net of tax. Cost of services for the three months ended March 31, 2013 is net of a true up adjustment of $78,000. Income (loss) from discontinued operations, net of income taxes for all periods presented reflect the operating results of our Manila-based operations and are as follows, (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue	$158	$2,559
Cost of services	2	2,334
Gross profit	156	225
Operating expenses	—	509
Non-operating (income) expenses	—	(8)
Income (loss) from discontinued operations	$156	$(276)

4.    PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	Estimated Useful Life	March 31, 2013	December 31, 2012
Computer equipment	3 years	$4,005	$3,974
Capitalized software and development	2-5 years	13,996	13,686
Furniture and fixtures	5 years	437	437
Leasehold improvements	Lease term	264	232
		18,702	18,329
Accumulated depreciation and amortization		(16,417)	(16,015)
Construction in process (1)		111	141
Property and equipment, net		$2,396	$2,455
 _____________

(1)
Construction in process at March 31, 2013 consists primarily of costs incurred to further develop and enhance our e-commerce platform. Estimated cost to complete these projects is in the range of $5,000 to $15,000, subject to future revisions.

5.    LONG-TERM DEBT OBLIGATIONS
Long-term debt consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Comerica term loan	$2,700	$3,000
Comerica revolving line	1,693	1,493
Notes payable – insurance	14	34
Total notes payable	4,407	4,527
Less: current portion	(2,907)	(2,727)
Total notes payable, less current portion	$1,500	$1,800

Comerica Bank Credit Facility
On June 14, 2012, the Company entered into a Loan and Security Agreement with Comerica Bank (the "Credit Facility"), replacing Bridge Bank, N.A. as the Company's primary lender. The maximum amount of credit available to the Company under the Credit Facility is $5 million, comprised of a $3 million term loan facility ("Term Loan") and a $2 million revolving line of credit ("Revolving Line"), which includes a $500,000 sub-facility for letters of credit and certain credit card services. Term Loan advances outstanding on December 31, 2012 are payable in thirty equal monthly installments of principal, plus accrued interest, beginning on January 1, 2013 and ending on June 14, 2015. As of March 31, 2013 there was $2.7 million outstanding under the Term Loan and $1.7 million outstanding under the Revolving Line.
Rainmaker also may request additional advances under the Revolving Line in an aggregate outstanding amount not to exceed the lesser of (i) the Revolving Line or (ii) the borrowing base, which is 80% of the Company's eligible accounts receivable balances, less the aggregate face amount of letters of credit issued and the aggregate limits of any credit cards issued and any merchant credit card processing reserves. Amounts borrowed under the Revolving Line are due on December 14, 2013. The interest rate per annum for advances under the Credit Facility is the Prime Referenced Rate, as defined in the Credit Facility, plus the applicable margin. The applicable margin is one and one half percent (1.50%) per annum for the Revolving Line and two and one quarter percent (2.25%) per annum for the Term Loan. The interest rate on our Term Loan and Revolving Line were 5.50% and 4.75%, respectively, as of March 31, 2013.
The Credit Facility is secured by substantially all of Rainmaker’s consolidated assets. Rainmaker must comply with certain financial covenants, including maintaining unrestricted cash with Comerica Bank equal to the greater of $1 million or the aggregate outstanding amount of Term Loan advances, and not less than $1 million upon achieving positive cash flow, and maintaining a minimum liquidity ratio with respect to all indebtedness owing to Comerica Bank of at least 1.25 to 1.00, which Comerica Bank agreed to reduce to 1.00 to 1.00 until April 15, 2013. The Credit Facility contains customary covenants that will, subject to limited exceptions, require Comerica's approval to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, material adverse events, payment defaults of other indebtedness, failure to deliver audited financial statements with an unqualified opinion, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Credit Facility. As of March 31, 2013, we were in compliance with all loan covenants.
Notes Payable – Insurance
On August 13, 2012, we entered into an agreement with AON Private Risk Management to finance our 2012 to 2013 insurance premiums with AFCO Acceptance Corporation in the amount of $62,000. The interest rate on the note payable is 6.068% and the note is payable in nine equal monthly installment payments beginning in September 2012. As of March 31, 2013, the remaining liability under this financing agreement was $14,000.

6.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of March 31, 2013, our operating commitments include operating leases for our facilities and certain property and equipment that expire at various dates through 2015. All of these leases are described in more detail below. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and upfront cash flow related to purchasing the assets.
In October 2009, we executed a second amendment to the operating lease for our corporate headquarters in Campbell, California to reduce our lease cost. Under this amendment, we reduced the amount of space that we lease to 16,430 square feet. On October 31, 2012, the Company executed a third amendment to the operating lease for our corporate headquarters, effective December 1, 2012, with a three-year term. On January 31, 2013, the Company executed a fourth amendment to the operating lease for our corporate headquarters, effective February 1, 2013, providing an additional 3,936 square feet of additional space. The fourth amendment did not modify the three-year term of the third amendment to the operating lease. Annual base rent under the amended lease is approximately $365,000 in the first year of the lease, or $321,000 after deducting free base rent the first three months of the amended lease, and increases by 3% each year thereafter for the remaining term. In addition, we will continue to pay our proportionate share of operating costs and taxes based on our occupancy, and a letter of credit issued to the landlord was reduced to $40,000 for a security deposit.
In September 2011, we extended an existing lease in Austin, Texas on approximately 21,388 square feet of space for a term of 24 months through December 31, 2013. Annual rent under the lease approximates $212,000, or $18,000 monthly. Additionally, we pay our proportionate share of maintenance on the common areas in the business park. On January 25, 2013, the Company announced the closure of the Company's Austin facility as operations are to be consolidated in our headquarters in Campbell,

California, and our United Kingdom location as part of a strategic reallocation of resources designed to increased levels of service to customers and operating cost savings. The Company is actively seeking to sub-lease the Austin facility.
In October 2012, we executed an office lease agreement for office space in Godalming outside of London, where we have call center operations. The facility's 5,000 square feet of call center space will be utilized to better accommodate our current operations in Europe and provide additional space for expansion. The lease has a thirty-month term and terminates in March 2015. Annual base rent for this facility is 28,000 Great Britain Pounds. Based on the exchange rate at March 31, 2013, annual rent is approximately $43,000 in U.S. dollars.
Rent expense under operating lease agreements for continuing operations during the three months ended March 31, 2013 and 2012 was $153,000 and $203,000, respectively.
Guarantees
On July 18, 2012, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. The letter of credit was issued by Comerica Bank under the Credit Facility, described above, and replaced the standby letter of credit issued by Bridge Bank in July 2005. The standby letter of credit was reduced to $40,000 in accordance with the fourth amendment to the operating lease for our corporate headquarters in Campbell, California.

Our customer contracts typically require us to contingently indemnify against certain qualified third party claims. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of March 31, 2013 and December 31, 2012.
Litigation
On February 8, 2013, the Company's former Chief Executive Officer, Michael Silton, filed a demand for arbitration and complaint with the American Arbitration Association, alleging breach of contract and other causes of action relating to the termination of Mr. Silton's employment with the Company in October 2012. Mr. Silton is seeking full payment of severance benefits in the amount of approximately $1.0 million, plus compensation for unused vacation, related penalties and punitive damages. On March 21, 2013, the Company filed a responsive pleading in the arbitration proceedings. The Company disputes and denies the allegations and intends to defend the claim. Accordingly, the Company is not in a position to assess the probability of any loss or the estimated range of potential loss, if any.

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
A summary of the activity of the fair value of the Level 3 liabilities for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	Beginning Value of Level 3 Liabilities	Transfers In (Out)	Loss(Gain) on Fair Value Re- measurement	Foreign Currency Adjustment	Ending Fair Value of Level 3 Liabilities
2013
Common stock warrant liability	$348	$—	$(225)	$—	$123
2012
Contingent consideration — Optima (1)	225	(225)	—	—	—
Common stock warrant liability	517	—	(7)	—	510
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

The following table represents the fair value hierarchy for our financial assets and liabilities held by us measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
March 31, 2013
Assets:
Money market funds (1)	$1,640	$—	$—
Liabilities:
Common stock warrant liability (2)	$—	$—	$123
December 31, 2012
Assets:
Money market funds (1)	$1,640	$—	$—
Liabilities:
Common stock warrant liability (2)	$—	$—	$348
  ____________

(1)	Money market funds are valued using active quoted market rates.

(2)
The fair value of our common stock warrant liability (see Note 8 - Stockholders' Equity) is determined using the Black–Scholes valuation method utilizing the quoted price of our common stock in an active market. Volatility is estimated based on the historical market activity of our stock. The expected life is based on the remaining contractual term of the warrants and the risk free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants' remaining contractual term. See detailed inputs below.

The Company uses the Black-Scholes model to value our common stock warrant liability. The following are the assumptions used to measure the accrued warrant liability at March 31, 2013 and December 31, 2012, which were determined in a manner consistent with that described for stock option awards as set forth in Note 8:

	March 31,	December 31,
	2013	2012
Expected life in years	3.25	3.50
Volatility	65.99%	65.99%
Risk-free interest rate	0.36%	0.34%
Dividend rate	—%	—%
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

8.    STOCKHOLDERS' EQUITY
Equity Offering

In June 2011, we issued and sold 3.7 million shares of our common stock, together with warrants to purchase up to an aggregate of 1.5 million additional shares, in a public offering. The offering was made pursuant to a prospectus filed with our shelf registration statement on Form S-3 (File No. 333-171946), which was filed with the SEC on January 28, 2011, amended on February 18, 2011 and declared effective by the SEC on March 7, 2011, the prospectus supplement dated June 22, 2011, and the free writing prospectus dated June 23, 2011. We received gross cash proceeds of approximately $3.9 million from the equity offering. The $3.3 million of net cash proceeds from the offering were used for general corporate purposes, including working capital and capital expenditures.
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
We have classified all of the above mentioned warrants as liabilities under the caption "Common stock warrant liability" and recorded the liability at its estimated fair value with the corresponding gains or losses as a separate line item after operating loss from operations, under the caption "Loss (gain) due to change in fair value of warrant liability." See Note 7 for disclosure regarding the fair value of financial instruments.
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
On December 21, 2012, the board of directors approved and adopted the 2012 Inducement Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the issuance of nonqualified stock options and shares of common stock, either with or without a purchase price, to newly hired employees as a material inducement to such individuals entering into our employment. Stockholder approval of the 2012 Plan is not required under SEC or NASDAQ Capital Market rules.
During the three months ended March 31, 2013, we had restricted stock awards that vested. We are required to withhold income taxes at statutory rates based on the closing market value of the vested shares on the date of vesting. Accordingly, we offer employees the ability to have vested shares withheld by us in an amount equal to the amount of taxes to be withheld. Based on this, we purchased 111,963 shares during the three months ended March 31, 2013 with a cost of approximately $79,000 from employees to cover federal and state taxes due. During the three months ended March 31, 2013 we granted restricted stock awards for 500,000 shares to two members of our board of directors with immediate vesting.
We account for stock-based compensation awards issued to employees and directors using the guidance from FASB ASC 718, Compensation – Stock Compensation. ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. This guidance requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations and comprehensive loss.
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
We expense stock-based compensation to the same expense categories in which the respective award grantee’s salary expense is reported. The table below reflects stock-based compensation expense for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Stock-based compensation expense included in:
Cost of services	$17	$33
Sales and marketing	118	11
Technology and development	43	11
General and administrative	801	132
	$979	$187
At March 31, 2013, approximately $1.6 million of stock-based compensation relating to unvested awards had not been amortized and will be expensed in future periods through 2016. Under current grants that are unvested and outstanding, approximately $404,000 will be expensed in the remainder of 2013 as stock-based compensation, subject to true-up adjustments for forfeitures and vestings during the year.
We calculate the value of our stock option awards when they are granted. Accordingly, we update our valuation assumptions for the risk-free interest rate on the date of grant. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants, stock volatility and an estimated forfeiture rate. During the three months ended March 31, 2013 and 2012, the weighted average valuation assumptions for stock option awards and forfeiture rates used for the expense calculations for stock option and restricted stock awards were as follows:

	Three Months Ended
	March 31,
	2013	2012
Expected life in years	3.76	3.76
Volatility	65.99%	65.99%
Risk-free interest rate	0.44%	1.00%
Dividend rate	—%	—%
Forfeiture Rates:
Options	27.61%	27.61%
Restricted stock	15.04%	15.04%
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
A summary of activity under our 2003 Plan and 2012 Plan for the three months ended March 31, 2013 is as follows (in thousands):

		Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2012	810	1,169	$1.25
Authorized	1,375	—	—
Options granted	(212)	212	0.64
Restricted stock awards granted	(1,268)	—	—
Options exercised	—	(5)	0.81
Options canceled	131	(131)	2.00
Restricted stock awards forfeited	129	—	—
Balance at March 31, 2013	965	1,245	$1.07

In accordance with the 2003 Plan, the number of shares authorized for grant under the 2003 Plan automatically increases on the first trading date of January by an amount equal to the lesser of 4% of our outstanding common stock at the previous December 31 or 1,000,000 shares. Shares outstanding at December 31, 2012 were 28,428,000 and the additional shares authorized amounted to 1,000,000 under the 2003 Plan and 375,000 shares authorized under the 2012 Plan as shown in the table above.
The following table summarizes the activity with regard to restricted stock awards during the three months ended March 31, 2013. Restricted stock awards are issued from the 2003 Plan and 2012 Plan and any issuances reduce the shares available for grant as indicated in the previous table. Restricted stock awards are valued at the closing market price of our stock on the date of the grant.

	Number of Shares	Weighted Average Grant Price
Balance of nonvested shares at December 31, 2012	2,254,688	$0.80
Granted	1,267,857	0.77
Vested	(1,267,718)	0.69
Forfeited	(128,750)	0.91
Balance of nonvested shares at March 31, 2013	2,126,077	$0.66
The total fair value of the nonvested restricted stock awards at grant date was $1.2 million as of March 31, 2013.

9.    SUBSEQUENT EVENTS
On April 5, 2013, we completed the sale of approximately 13 million shares of our common stock in a registered direct offering. The gross cash proceeds from the sale of common stock was approximately $5.8 million, with net proceeds totaling approximately $5.5 million. We intend to use the net cash proceeds from the offering for general corporate purposes, including working capital and capital expenditures. The offering was made pursuant to an effective registration statement on Form S-3 and related prospectus (File No. 333-171946) declared effective by the SEC on March 7, 2011, a prospectus supplement dated March 28, 2013, and related other filings with the SEC.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under Part I Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on April 1, 2013, that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activities, performance or achievements expressed in or implied by such forward-looking statements.
Important factors which could cause actual results to differ materially from those in the forward-looking statements include:
• general market conditions,

•	the macro-economic environment and its impact on our business as our clients are reducing their overall marketing spending and our clients' customers are reducing their purchase of services contracts,
• the high degree of uncertainty and our limited visibility due to economic conditions,
• our ability to execute our business strategy and manage growth,
• our ability to integrate domestic and/or foreign acquisitions without disruption to our business,

•	the effectiveness of our sales team and approach, our ability to target, analyze and forecast the revenue to be derived from a client and the costs associated with providing services to that client,

• our ability to control costs,
• the date during the course of a calendar year that a new client is acquired,
• the length of the integration cycle for new clients and the timing of revenues and costs associated therewith,
• our client concentration given that we are currently dependent on a few significant client relationships,
• potential competition in the marketplace,
• our ability to retain and attract employees and board members,
• market acceptance of our solutions and pricing options,
• our ability to maintain and develop our existing technology platform and to deploy new technology,
• our ability to acquire new clients and increase demand,
• the possibility of the discontinuation of some client relationships,
• the financial condition of our clients' businesses,
• the protection of our intellectual property,
• our ability to raise additional equity or debt financing,

•	the potential delisting of our common stock from the NASDAQ Capital Market should we fail to maintain compliance with the criteria for continued listing,

•	and other factors as detailed in in Part I Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on April 1, 2013.
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

i.
Direct and channel friendly sales through clearly defined rules designed to ensure that client business rules drive the outcome of each client contact point in order to overcome confusion and deliver an integrated communication of the status of each customer to both the client and its channel partners;

ii.
State of the art cloud platform that includes an open API architecture for seamless integrations, the ability to handle complex B2B rules, a quoting system, purchase order and wire transfer support, and the capacity to handle discounting and multi-tier pricing;

iii.	Touch inbound and outbound global telesales utilizing multiple communication methods including online chat, email, social media and phone support to assist potential buyers;

iv.	Management and optimization of trial periods to transition missed opportunities into potential sales;

v.	Opportunities to cross-sell and up-sell new products and services to increase total revenue on existing sales.
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

View Central Learning Management System: Our LMS solution is designed to provide our clients with the potential to generate more revenue selling training programs to their customers. Benefits include:

i.	The ability to educate without our client losing sight of its core competency:

1.	Targeted delivery methods to each specific market segment.

2.	The potential to increase training revenues with visibility into business impact.

3.	Tools and reporting for on-going process improvements.

ii.	Product modules include:

1.	Instructor led training

2.	Vclassroom

3.	Elearning

4.	Replay

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
With the establishment of our Canadian foreign subsidiary and the subsequent purchase of Canadian based assets in 2007, we adopted a policy for recording foreign currency transactions and translation in accordance with FASB ASC 830, Foreign Currency Matters. For our Canadian subsidiary, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at period-end exchange rates, and statement of operations items are translated at an average exchange rate prevailing during the period. Such translation adjustments are recorded in accumulated comprehensive loss, a component of stockholders’ equity, and in the consolidated statements of operations and comprehensive loss. Also in 2007, we acquired Qinteraction Limited and its Philippine-based subsidiary. As a result of this acquisition, we also adopted the policy mentioned above for recording foreign currency transactions and translations for this subsidiary as the functional currency has been determined to be the local currency for the Philippine-based subsidiary. In December 2012, we sold our Manila-based operations to Shore Solutions, Inc. In January of 2009, we established our Rainmaker Europe subsidiary in the United Kingdom. We adopted the policy mentioned above for recording foreign currency transactions and translations for this subsidiary as the functional currency has been determined to be the local currency (Great Britain Pound) for the UK-based subsidiary. For continuing operations, gains and losses from foreign currency denominated transactions are included in interest and other expense, net, in the consolidated statements of operations.
Except for the presentation of our Manila-based operations as discontinued operations, as discussed in Note 3, management believes there have been no significant changes during the three months ended March 31, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on April 1, 2013.

Results of Operations
The following table sets forth for the periods given selected financial data as a percentage of our net revenue. The table and discussion below should be read in connection with the financial statements and the notes thereto which appear elsewhere in this report as well as with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

	Three Months Ended March 31,
	2013	2012
Net revenue	100.0%	100.0%
Cost of services	65.2	56.6
Gross margin	34.8%	43.4%
Operating expenses:
Sales and marketing	14.3	8.4
Technology and development	24.1	24.8
General and administrative	64.0	21.4
Depreciation and amortization	8.7	6.3
Total operating expenses	111.1%	60.9%
Operating loss	(76.3)	(17.5)
Loss (gain) due to change in fair value of warrant liability	(4.8)	(0.1)
Interest and other expense, net	2.0	0.4
Loss before income tax expense	(73.5)%	(17.8)%
Income tax expense (benefit)	0.6	0.8
Net loss from continuing operations	(74.1)%	(18.6)%
Loss from discontinued operations, net of tax	3.4	(4.3)
Net loss	(70.7)	(22.9)

Foreign currency translation adjustments	(1.8)	—
Comprehensive loss	(72.5)%	(22.9)%
Comparison of Three Months Ended March 31, 2013 and 2012
Net Revenue. Net revenue decreased $1.7 million, or 27%, to $4.7 million in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012 due to the elimination of non-strategic client programs and loss of clients through acquisition of $942,000, reduction of GrowCommerce platform volume of $234,000 and reduction of GrowCommerce channel and telesales volume of $460,000.

Cost of Services and Gross Margin. Cost of services decreased $590,000, or 16%, to $3.0 million in the three months ended March 31, 2013, as compared to the 2012 comparative period primarily due to lower revenue as described above. Our gross margin percentage was 35% and 43%, respectively, in the three months ended March 31, 2013 and 2012. The erosion in gross margin was due to costs associated with the transition of call center agents from our Austin, Texas facility to our UK facility, higher telecommunication costs and declines in our higher margin GrowCommerce business.
Sales and Marketing Expenses. Sales and marketing expenses increased $125,000, or 23%, to $665,000 in the three months ended March 31, 2013, as compared to the 2012 comparative period. The change was primarily attributable to an increase in stock compensation expense of $93,000, increases in recruiting fees of $72,000 for new sales personnel and a decrease in travel costs of $44,000.
Technology and Development Expenses. Technology and development expenses decreased $467,000, or 29%, to $1,122,000 during the three months ended March 31, 2013, as compared to the 2012 comparative period. The decrease was primarily attributable to decreases in equipment costs and outsourced services expense of $261,000, decreases in consulting and outside services of $123,000, and decreases in personnel costs of $63,000.
General and Administrative Expenses. General and administrative expenses increased $1.6 million, or 118%, to $3.0 million during the three months ended March 31, 2013, as compared to the 2012 comparative period. The increase was primarily due to increases in stock compensation expense of $587,000, the majority of which relates to restricted stock awards which were fully vested upon grant and is expected to be non-recurring, increases in legal fees of $287,000, an increase of $78,000 in board of directors' compensation, increases in variable compensation expense of $144,000 and non-recurring expenses of $345,000 related to the relocation of the finance function from the Austin, Texas facility to our Campbell, California facility and a $280,000 impairment charge against vendor deposits.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $2,000, or 0%, to $406,000 for the three months ended March 31, 2013, as compared to the 2012 comparative period. Depreciation and amortization expense decreased due to software and equipment assets becoming fully depreciated and acquisition related intangible assets becoming fully amortized.
Interest and Other Expense, Net. The components of interest and other expense, net are as follows (in thousands):

	Three Months Ended March 31,		Change
	2013	2012
Interest expense, net	$61	$44	$(17)
Currency translation loss	2	4	2
Other	$30	$5	$25
Total	$93	$53	$10
Income Tax Expense. Income tax expense decreased $23,000, or 43%, to $30,000 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. Our income tax expense for the three months ended March 31, 2013 was based on our estimate of taxable income for the full year ending December 31, 2013, and primarily consists of estimates of foreign taxes and domestic gross margin taxes for certain states.
Income (Loss) from Discontinued Operations, Net of Tax. Income from discontinued operations for the three months ended March 31, 2013 was $156,000 as compared to a loss from discontinued operations for the three months ended March 31, 2012 of $276,000. The Company sold its Manila operations in December 2012. The income from discontinued operation for the three months ended March 31, 2013 is a result of the winddown of a contract that was assigned to Shore as part of the sale of our Manila operations.

Liquidity and Sources of Capital
Cash provided by operating activities for the three months ended March 31, 2013 was $1.3 million, as compared to cash provided by operating activities of $583,000 in the three months ended March 31, 2012. Cash provided by operating activities in the three months ended March 31, 2013 was primarily the result of the net loss from continuing operations of $3.3 million, offset by non-cash expenses for depreciation and amortization of property and intangibles of $406,000, stock-based compensation expenses of $979,000, a provision for impairment related to vendor deposits of $280,000 and changes in operating assets and liabilities that provided cash of $3.2 million as a result of managing working capital.
Cash provided by operating activities for the three months ended March 31, 2012 was $583,000, primarily as a result of the net loss from continuing operations of $1.5 million, offset by non-cash expenses for depreciation and amortization of property and intangibles of $1,848,000 and stock-based compensation expenses of $187,000, changes in operating assets and liabilities that provided cash of $1.1 million by reducing accounts receivable and managing working capital and cash provided by discontinued operations of $112,000.
Cash used in investing activities was $517,000 in the three months ended March 31, 2013, as compared to cash used in investing activities of $358,000 in the three months ended March 31, 2012. The change was primarily the result of increases in restricted cash of $161,000 related to misdirected cash receipts to be refunded and increases in capital expenditures of $95,000 offset by a reduction in cash used in discontinued operations of $97,000.
Cash used in financing activities was approximately $199,000 in the three months ended March 31, 2013, as compared to cash used in financing activities of $774,000 in the three months ended March 31, 2012. Cash used in financing activities in the three months ended March 31, 2013 was primarily a result of the repayment of borrowings of $300,000 under our Term Loan and purchases of $79,000 of treasury stock from employees for shares withheld for income taxes payable on restricted stock awards vested during the three months ended March 31, 2013 offset by proceeds from borrowings of $200,000 under our Revolving Line. Cash used in financing activities in the three months ended March 31, 2012 was primarily the result of the $593,000 in repayment of borrowings and purchases of $159,000 of treasury stock from employees for shares withheld for income tax payable on restricted stock awards vested during the three months ended March 31, 2012.

At March 31, 2013, the Company had a net working capital deficit of $8.8 million. Our principal source of liquidity as of March 31, 2013 consisted of $5.1 million of cash and cash equivalents and $3.2 million of net accounts receivable. Our debt balance as of March 31, 2013 was $4 million, of which $2.9 million is payable within the next twelve months. Our accounts payable balance as of March 31, 2013 was $9.2 million of which $7.1 million is related to a merchant account of a customer. See below under "Credit Arrangements" for further discussion of our credit facility with Comerica Bank.
On April 5, 2013, the Company completed the sale of approximately 13 million shares of our common stock in a registered direct offering. The gross cash proceeds from the sale of common stock was approximately $5.8 million, with net proceeds totaling approximately $5.5 million. The Company intends to use the net cash proceeds from the offering for general corporate purposes, including working capital and capital expenditures. The Company is now executing a plan that it believes will establish profitable operations through increased sales and decreased expenses. There can be no assurance that we will be successful in increasing sales, reducing expenses or achieving profitable operations. We are evaluating our options to sell other non-strategic assets as we focus on the Company's core business. In the event that the Company fails to achieve profitable operations, fails to reduce expenses and/or is unable to raise additional capital, we will not have adequate cash or financial resources to operate for the next twelve months as a going concern and pay our liabilities as they become due.
Credit Arrangements
On June 14, 2012, the Company entered into a Loan and Security Agreement with Comerica Bank (the "Credit Facility"), replacing Bridge Bank, N.A. as the Company's primary lender. The maximum amount of credit available to the Company under the Credit Facility is $5 million, comprised of a $3 million term loan facility ("Term Loan") and a $2 million revolving line of credit ("Revolving Line"), which includes a $500,000 sub-facility for letters of credit and certain credit card services. Term Loan advances outstanding on December 31, 2012 are payable in thirty equal monthly installments of principal, plus accrued interest, beginning on January 1, 2013 and ending on June 14, 2015. As of March 31, 2013, there was $2.7 million outstanding under the Term Loan and $1.7 million outstanding under the Revolving Line.
Rainmaker also may request additional advances under the Revolving Line in an aggregate outstanding amount not to exceed the lesser of (i) the Revolving Line or (ii) the borrowing base, which is 80% of the Company's eligible accounts receivable balances, less the aggregate face amount of letters of credit issued and the aggregate limits of any credit cards issued and any merchant credit card processing reserves. Amounts borrowed under the Revolving Line are due on December 14, 2013. The interest rate per annum for advances under the Credit Facility is the Prime Referenced Rate, as defined in the Credit Facility, plus the applicable margin. The applicable margin is one and one half percent (1.50%) per annum for the Revolving Line and two and one quarter percent (2.25%) per annum for the Term Loan. The interest rate on our Term Loan and Revolving Line were 5.50% and 4.75%, respectively, as of March 31, 2013.
The Credit Facility is secured by substantially all of Rainmaker’s consolidated assets. Rainmaker must comply with certain financial covenants, including maintaining unrestricted cash with Comerica Bank equal to the greater of $1 million or the aggregate outstanding amount of Term Loan advances, and not less than $1 million upon achieving positive cash flow, and maintaining a minimum liquidity ratio with respect to all indebtedness owing to Comerica Bank of at least 1.25 to 1.00, which Comerica Bank agreed to reduce to 1.00 to 1.00 until April 15, 2013. The Credit Facility contains customary covenants that will, subject to limited exceptions, require Comerica's approval to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, material adverse events, payment defaults of other indebtedness, failure to deliver audited financial statements with an unqualified opinion, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Credit Facility. As of March 31, 2013, we were in compliance with all loan covenants.

Off-Balance Sheet Arrangements
As of March 31, 2013 and 2012, we had no off-balance sheet arrangements or obligations as defined under SEC rules and regulations.

Potential Impact of Inflation
To date, inflation has not had a material impact on our business.

Recent Accounting Standards
In March 2013, the FASB issued new accounting guidance, ASU No. 2013-05 – Foreign Currency Matters. This update requires that an entity should release cumulative currency translation adjustments to net income when the entity ceases to have controlling financial interest in a foreign entity or a group of financial assets in a foreign entity. This new guidance is effective for the first reporting period beginning after December 15, 2013. We adopted this standard in the fourth quarter of 2012 in accounting for the sale of Rainmaker Asia Ltd.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
As of March 31, 2013, our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Change in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On February 8, 2013, the Company's former Chief Executive Officer, Michael Silton, filed a demand for arbitration and complaint with the American Arbitration Association, alleging breach of contract and other causes of action relating to the termination of Mr. Silton's employment with the Company in October 2012. Mr. Silton is seeking full payment of severance benefits in the amount of approximately $1.0 million, plus compensation for unused vacation, related penalties and punitive damages. On March 21, 2013, the Company filed a responsive pleading in the arbitration proceedings. The Company disputes and denies the allegations and intends to defend the claim. Accordingly, the Company is not in a position to assess the probability of any loss or the estimated range of potential loss, if any.
From time to time in the ordinary course of business, we are subject to other claims, asserted or unasserted, or named as a party to other lawsuits or investigations. We are not aware of any such asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or results of operations.
See Part I Item 1A— “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on April 1, 2013, for additional discussion of the litigation and regulatory risks facing our Company.

ITEM 1A.	RISK FACTORS
Not applicable for smaller reporting companies.

Table of Contents

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below presents share repurchase activity for the three months ended March 31, 2013. The shares were repurchased by us in connection with satisfaction of tax withholding obligations on vested restricted stock.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
January 2013	—	—	N/A	N/A
February 2013	93,998	$0.70	N/A	N/A
March 2013	17,965	$0.71	N/A	N/A
Total	111,963	$0.70	N/A	N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

(a)	Exhibits
The following exhibits are incorporated by reference or filed with this report as indicated below:

10.1
Executive Employment Agreement, dated January 17, 2013, between Rainmaker Systems, Inc. and Mallorie Burak (Incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K for the year ended December 31, 2012, filed on April 1, 2013).

10.2
Transition Agreement and Amendment of Executive Employment Agreement, dated January 23, 2013, between Rainmaker Systems, Inc. and Timothy Burns (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed on January 25, 2013).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.DEF*	XBRL Taxonomy Extension Presentation Linkbase Document

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINMAKER SYSTEMS, INC.

Dated:	May 14, 2013	/s/ Mallorie Burak
Mallorie Burak
Chief Financial Officer