Form 10-Q
period 2013-06-30
RAINMAKER SYSTEMS INC
filed 2013-08-14
CIK 1094007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2013

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

As of August 6, 2013, the registrant had 42,239,597 shares of Common Stock, $0.001 par value, outstanding.

RAINMAKER SYSTEMS, INC.
FORM 10-Q
AS OF JUNE 30, 2013

PART I.—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$4,970	$4,494
Restricted cash	38	52
Accounts receivable, net	3,548	3,720
Prepaid expenses and other current assets	949	1,292
Total current assets	9,505	9,558
Property and equipment, net	2,483	2,455
Goodwill	5,245	5,337
Other non-current assets	502	416
Total assets	$17,735	$17,766
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,887	$7,159
Accrued compensation and benefits	965	425
Other accrued liabilities	2,880	3,142
Deferred revenue	1,005	2,311
Current portion of notes payable	2,540	2,727
Total current liabilities	15,277	15,764
Deferred tax liability	595	567
Long-term deferred revenue	1,230	44
Common stock warrant liability	134	348
Notes payable, less current portion	1,200	1,800
Total liabilities	18,436	18,523
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized, 44,472 shares issued and 42,139 shares outstanding at June 30, 2013 and 30,454 shares issued and 28,428 shares outstanding at December 31, 2012	41	27
Additional paid-in capital	137,053	130,402
Accumulated deficit	(134,523)	(128,198)
Accumulated other comprehensive loss	(434)	(261)
Treasury stock, at cost, 2,204 shares at June 30, 2013 and 2,026 shares at December 31, 2012	(2,838)	(2,727)
Total stockholders’ deficit	(701)	(757)
Total liabilities and stockholders’ deficit	$17,735	$17,766
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenue	$4,730	$6,895	$9,386	$13,296
Cost of services	3,068	3,882	6,103	7,507
Gross profit	1,662	3,013	3,283	5,789
Operating expenses:
Sales and marketing	852	505	1,517	1,045
Technology and development	1,472	1,530	2,594	3,119
General and administrative	1,771	1,384	4,751	2,752
Depreciation and amortization	439	402	845	806
Total operating expenses	4,534	3,821	9,707	7,722
Operating loss	(2,872)	(808)	(6,424)	(1,933)
Loss (gain) due to change in fair value of warrant liability	11	(15)	(214)	(22)
Interest and other expense, net	53	43	146	71
Loss before income tax expense	(2,936)	(836)	(6,356)	(1,982)
Income tax expense	25	65	55	118
Net loss from continuing operations	(2,961)	(901)	(6,411)	(2,100)
Net income (loss) from discontinued operations, net of tax	(69)	(1,710)	87	(1,986)
Net loss	$(3,030)	$(2,611)	$(6,324)	$(4,086)

Foreign currency translation adjustments	(86)	(110)	(172)	(109)
Comprehensive loss	$(3,116)	$(2,721)	$(6,496)	$(4,195)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(0.08)	$(0.03)	$(0.19)	$(0.08)
Net income (loss) from discontinued operations	$—	$(0.07)	$—	$(0.07)
Net Loss	$(0.08)	$(0.10)	$(0.19)	$(0.15)

Weighted average common shares - Basic and diluted	39,124	27,049	32,964	26,929
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net loss	$(6,324)	$(4,086)
Adjustment for (income) loss from discontinued operations, net of tax	(87)	1,986
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	845	749
Amortization of intangible assets	—	57
Loss (gain) due to change in fair value of warrant liability	(214)	(22)
Stock-based compensation expense	1,128	390
Provision (credit) for allowance for doubtful accounts	13	(30)
Provision for allowances for other assets	280	—
Changes in operating assets and liabilities:
Accounts receivable	151	(647)
Prepaid expenses and other assets	(27)	(329)
Accounts payable	785	2,461
Accrued compensation and benefits	512	164
Other accrued liabilities	(284)	(166)
Income tax payable	23	40
Deferred tax liability	29	34
Deferred revenue	(120)	(646)
Net cash used in continuing operations	(3,290)	(45)
Net cash provided by (used in) discontinued operations	87	(410)
Net cash used in operating activities	(3,203)	(455)

Investing activities:
Purchases of property and equipment	(873)	(553)
Restricted cash, net	14	3
Net cash used in continuing operations	(859)	(550)
Net cash used in discontinued operations	—	(751)
Net cash used in investing activities	(859)	(1,301)

Financing activities:
Proceeds from issuance of common stock	5,534	—
Proceeds from borrowings	200	4,493
Repayment of borrowings	(987)	(3,926)
Repayment of acquisition earnout	—	(113)
Net proceeds on overdraft facility	—	(381)
Tax payments in connection with treasury stock surrendered	(111)	(191)
Net cash provided by (used in) continuing operations	4,636	(118)
Net cash used in discontinued operations	—	(680)
Net cash provided by (used in) financing activities	4,636	(798)

Effect of exchange rate changes on cash	(98)	96

Net increase (decrease) in cash and cash equivalents	476	(2,458)
Cash and cash equivalents at beginning of period	4,494	8,490
Cash and cash equivalents at end of period	$4,970	$6,032

Supplemental disclosures of cash flow information:
Cash paid for interest	$114	$58
Cash paid for income taxes	$4	42

Supplemental disclosures of non-cash investing and financing activities:
Retirement of fully depreciated property and equipment	$291	$—
Common stock issued in acquisitions	$—	$112
See accompanying notes.

RAINMAKER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
— UNAUDITED —

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
The accompanying consolidated financial statements include the accounts of Rainmaker Systems, Inc. and its wholly-owned subsidiaries (“Rainmaker,” “we,” “our” or “the Company”). Rainmaker is an e-Commerce software company that helps multi-national companies address the B2B market by maximizing sales revenue for their products and services.  Rainmaker provides these solutions on a global basis supporting multiple payment methods, currencies and language capabilities. The Rainmaker e-Commerce platform can be enhanced with Rainmaker global telesales agents to maximize revenue and customer satisfaction through the entire customer life cycle. We are headquartered in the Silicon Valley in Campbell, California, and have additional operations near London, England. During 2013, we closed our operations in Austin, Texas which were consolidated into our operations at our headquarters in Silicon Valley and into our operations center near London, England. Our global clients consist primarily of large enterprises operating in the computer hardware, software and information services industries.
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
The results of our operations for the three and six months ended June 30, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013, or any other period. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 1, 2013. Balance sheet information as of December 31, 2012 has been derived from the audited financial statements for the year then ended.
In the year ended December 31, 2012, the Company completed the sale of Rainmaker Systems, Ltd. and its wholly-owned subsidiary, Rainmaker Asia, Inc. (together “Manila” or “RSL”). RSL met the requirements for presentation as discontinued operations. Manila's operating activities are segregated from the Company's continuing operations within the consolidated statement of comprehensive loss, and are classified solely under the caption income (loss) from discontinued operations, net of tax.
Going Concern
As reflected in the accompanying consolidated financial statements, we had a net loss from continuing operations of $3.0 million and $6.4 million for the three and six months ended June 30, 2013, respectively. During the six months ended June 30, 2013, we used $3.3 million in cash from operating activities.
At June 30, 2013, the Company had a net working capital deficit of $5.8 million. Our principal source of liquidity as of June 30, 2013 consisted of $5.0 million of cash and cash equivalents and $3.5 million of net accounts receivable. Our debt balance as of June 30, 2013 was $3.7 million, of which $2.5 million is payable within the next twelve months. Our accounts payable balance as of June 30, 2013 was $7.9 million of which $6.3 million is related to a merchant account of a customer. See Note 5 for further discussion of our debt agreements.
On April 5, 2013, we completed the sale of approximately 13 million shares of our common stock in a registered direct offering. The gross cash proceeds from the sale of common stock was approximately $5.8 million. The Company is now executing a plan that it believes will establish profitable operations through increased sales and decreased expenses. There can be no assurance that we will be successful in increasing sales, reducing expenses or achieving profitable operations. We are evaluating our options to sell other non-strategic assets as we focus on the Company's core business. In the event that the Company fails to achieve profitable operations, fails to reduce expenses, restructure its debt and/or is unable to raise additional capital, we will not have adequate cash or financial resources to operate for the next twelve months, which would raise substantial doubt about our ability to continue as a going concern and pay our liabilities as they become due.
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
The following is a summary of our cash and cash equivalents at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Cash and cash equivalents:
Cash	$3,329	$2,854
Money market funds	1,641	1,640
Total cash and cash equivalents	$4,970	$4,494
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers or clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our clients or our clients' customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At June 30, 2013 and December 31, 2012, our allowance for potentially uncollectible accounts was $28,000 and $15,000, respectively.
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
Costs of internal-use software are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, and FASB ASC 350-50, Website Development Costs. The guidance requires that we expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of ASC 350-40 and ASC 350-50 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development costs, payroll and payroll-related costs for employees who are directly associated with and who devote time to the development of internal-use computer software and associated interest costs are capitalized. We capitalized approximately $393,000 and $671,000 of such costs during the three and six months ended June 30, 2013, respectively. We capitalized approximately $281,000 and $526,000 for the three and six months ended June 30, 2012, respectively. Capitalized costs are amortized using the straight-line method over the shorter of the term of the related client agreement, if such development relates to a specific outsource client, or the software’s estimated useful life, ranging from two to five years. Capitalized internal-use software and website development costs are included in property and equipment on the accompanying balance sheets.
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
In our analysis of goodwill and other intangible assets, we apply the guidance of FASB ASC 350-20-35, Goodwill - Subsequent Measurement, in determining whether any impairment conditions exist. In our analysis of other finite lived amortizable intangible assets, we apply the guidance of FASB ASC 360-10-35, Property, Plant and Equipment – Subsequent Measurement, in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various technologies and customer relationships of the businesses we have acquired. At June 30, 2013 and December 31, 2012, we had accumulated impairment losses of $11.5 million.

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
As of December 31, 2012, we performed our annual goodwill impairment evaluation required under FASB ASC 350-20-35, and concluded that goodwill was not impaired as the estimated fair value exceeded the carrying value. At June 30, 2013 and December 31, 2012, we had approximately $5.2 million and $5.3 million, respectively, in goodwill recorded on our consolidated balance sheets.
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
Our agreements typically do not contain multiple deliverables, however, if an agreement contains multiple elements, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence ("VSOE"), if available, third-party evidence ("TPE"), if VSOE is not available, or estimated selling price ("ESP"), if neither VSOE nor TPE is available. As we are unable to establish VSOE or TPE for the elements of our arrangements, we establish ESP for each element. If an agreement contains multiple deliverables that do not qualify for separate accounting for the product and service transactions, then the revenue and the cost of related professional services on the entire arrangement is recognized ratably over the contract term beginning on the date of delivery of product or service with customer-specific customization, if any. Entering into agreements with multiple deliverable element conditions with stand-alone value in the future may affect the timing of our revenue recognition and may have an impact on our future financial statements.
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
Income Taxes
We account for income taxes using the liability method. The liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At June 30, 2013 and December 31, 2012, we had gross deferred tax assets of $31.6 million and $31.8 million, respectively. At June 30, 2013 and December 31, 2012, the deferred tax assets were subject to a 100% valuation allowance and therefore are not recorded on our balance sheets as assets. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.
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
Our policy for recording interest and penalties related to uncertain tax positions is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in interest and other expense, net, in the statement of operations. There were immaterial amounts accrued for interest and penalties related to uncertain tax positions as of June 30, 2013.

Stock-Based Compensation
FASB ASC 718, Compensation – Stock Compensation, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. This guidance requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of comprehensive loss. See Note 8 for further discussion of this standard and its effects on the consolidated financial statements presented herein.
Concentrations of Credit Risk and Credit Evaluations
Our financial instruments that expose us to concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable and credit card deposits.
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
We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the three months ended June 30, 2013, three clients accounted for 10% or more of our net revenue, with Microsoft Corporation ("Microsoft") representing approximately 42% of our net revenue, Symantec Corporation ("Symantec") representing approximately 22% of our net revenue and Hewlett-Packard representing approximately 10% of our net revenue. In the three months ended June 30, 2012, three clients accounted for 10% or more of our net revenue, with Microsoft representing approximately 34% of our net revenue, Symantec representing approximately 19% of our net revenue and Hewlett-Packard representing approximately 10% of our net revenue.
In the six months ended June 30, 2013, three clients accounted for 10% or more of our net revenue, with Microsoft representing approximately 41% of our net revenue, Symantec representing approximately 24% of our net revenue and Hewlett-Packard representing approximately 10% of our net revenue. In the six months ended June 30, 2012, three clients accounted for 10% or more of our net revenue, with Microsoft representing approximately 33% of our net revenue, Symantec representing approximately 20% of our net revenue and Hewlett-Packard representing approximately 11% of our net revenue.
No individual client’s customer accounted for 10% or more of our revenues in any period presented.
We have outsourced services agreements with our significant clients that expire at various dates ranging through March 2018. Our agreements with Symantec expire in March 2014 and can generally be terminated prior to expiration with ninety days notice. Our agreements with Microsoft expire at various dates from June 2014 through June 2015, and can be terminated with thirty days notice. Our agreements with Hewlett-Packard expire in October 2013 and March 2018 and can generally be terminated prior to expiration with sixty days notice.
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
Foreign Currency Translation
The functional currency of our foreign subsidiaries was determined to be their respective local currencies (Canadian Dollar, Great Britain Pound and Philippine Peso). Foreign currency assets and liabilities are translated at the current exchange rates at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the period. The related unrealized gains and losses from foreign currency translation are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity in the consolidated balance sheet and the consolidated statement of comprehensive loss. For continuing operations, net gains and losses resulting from foreign exchange transactions are included in interest and other expense, net, in the consolidated statements of comprehensive loss.
Related Party Transactions
As more fully disclosed in Note 8, on April 5, 2013, we completed the sale of approximately 13 million shares of our common stock in a registered direct offering. The gross cash proceeds from the sale of common stock was approximately $5.8 million. Members of our board of directors and our Chief Executive Officer purchased an aggregate of 500,025 shares at a price of $0.45 per share in the offering.
Recent Accounting Standards
In February 2013, the FASB issued ASU No. 2013-02 - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update improves the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted this standard in the first quarter of 2013. Adoption of this standard did not have any material impact on our financial position, results of operations or cash flows.
In March 2013, the FASB issued ASU No. 2013-05 – Foreign Currency Matters. This update requires that an entity should release cumulative currency translation adjustments to net income when the entity ceases to have controlling financial interest in a foreign entity or a group of financial assets in a foreign entity. This new guidance is effective for the first reporting period beginning after December 15, 2013. We adopted this standard in the fourth quarter of 2012 in accounting for the sale of Rainmaker Asia Ltd.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss from continuing operations	$(2,961)	$(901)	$(6,411)	$(2,100)
Net income (loss) from discontinued operations	(69)	(1,710)	87	(1,986)
Net loss	$(3,030)	$(2,611)	(6,324)	(4,086)

Weighted-average shares of common stock outstanding – basic and diluted	39,124	27,049	32,964	26,929

Basic and diluted net income (loss) per share:
Continuing operations	$(0.08)	$(0.03)	$(0.19)	$(0.08)
Discontinued operations	—	(0.07)	—	(0.07)
Net loss	$(0.08)	$(0.10)	$(0.19)	$(0.15)
For the three and six months ended June 30, 2013, we excluded approximately 5.4 million and 4.8 million options, warrants and unvested restricted share awards, respectively, from the calculation of diluted net loss per share as these securities were anti-dilutive. For the three and six months ended June 30, 2012, we excluded approximately 3.6 million and 3.7 million options, warrants and unvested restricted share awards, respectively, from the calculation of diluted net loss per share as these securities were anti-dilutive.

3.    DISCONTINUED OPERATIONS
In the quarter ended June 30, 2012, the Company concluded that RSL, our Manila-based operations, no longer fit with the long term strategic plans of the Company. The Company committed to a plan to sell our Manila-based operations, which were sold to Shore Solutions, Inc. ("Shore") in December 2012. RSL's operating results for the three and six months ended June 30, 2012 are reported as discontinued operations in the consolidated financial statements.
On December 17, 2012, the Company closed a stock purchase agreement (the "SPA") with Shore, pursuant to which the Company sold its Manila-based operations of Rainmaker Systems Ltd., and its wholly-owned subsidiary, Rainmaker Asia, Inc., to Shore.
Pursuant to the SPA, Shore acquired 100% of the issued and outstanding stock of RSL. Under the SPA, the Company received an initial cash payment at closing of $845,000. In addition to the closing payment, the Company may receive additional contingent consideration based on multiple earn-out provisions included within the SPA, which provides the Company the ability to receive additional consideration of $300,000 at target plus a nominal percentage of certain revenues of RSL during the period from January 1, 2013 through December 31, 2015. The Company did not record any additional consideration for the three and six months ended June 30, 2013. RSL's operating results for the three and six months ended June 30, 2013 and 2012 are reported as discontinued operations in the consolidated financial statements. Loss on disposal of discontinued operations of $69,000 for the three and six months ended June 30, 2013 is an adjustment in the working capital at the closing pursuant to the SPA.
The accompanying unaudited consolidated statements of comprehensive loss and statements of cash flows have been adjusted for the three and six months ended June 30, 2013 and 2012 to remove the operating results of RSL from continuing operations and presenting the results of RSL as income (loss) from discontinued operations, net of tax. Cost of services for the six months ended June 30, 2013 is net of a true up adjustment of $78,000. Income (loss) from discontinued operations, net of income taxes, for all periods presented reflect the operating results of our Manila-based operations and are as follows, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$—	$2,548	$158	$5,107
Cost of services	—	3,377	2	5,711
Gross profit	—	(829)	156	(604)
Operating expenses	—	851	—	1,360
Non-operating (income) expenses	—	30	—	22
Income (loss) from discontinued operations	—	—	156	(1,986)
Loss on disposal of discontinued operations	(69)	—	(69)	—
Net Income (loss) from discontinued operations	$(69)	$—	$87	$(1,986)

4.    PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	Estimated Useful Life	June 30, 2013	December 31, 2012
Computer equipment	3 years	$4,129	$3,974
Capitalized software and development	2-5 years	14,359	13,686
Furniture and fixtures	5 years	429	437
Leasehold improvements	Lease term	264	232
		19,181	18,329
Accumulated depreciation and amortization		(16,836)	(16,015)
Construction in process (1)		138	141
Property and equipment, net		$2,483	$2,455
 _____________

(1)
Construction in process at June 30, 2013 consists primarily of costs incurred to further develop and enhance our e-Commerce platform. Estimated cost to complete these projects is in the range of $105,000 to $125,000, subject to future revisions.

5.    LONG-TERM DEBT OBLIGATIONS
Long-term debt consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Comerica term loan	$2,400	$3,000
Comerica revolving line	1,340	1,493
Notes payable – insurance	—	34
Total notes payable	3,740	4,527
Less: current portion	(2,540)	(2,727)
Total notes payable, less current portion	$1,200	$1,800

Comerica Bank Credit Facility
On June 14, 2012, the Company entered into a Loan and Security Agreement with Comerica Bank (the "Credit Facility"). The maximum amount of credit available to the Company under the Credit Facility is $5 million, comprised of a $3 million term loan facility ("Term Loan") and a $2 million revolving line of credit ("Revolving Line"), which includes a $500,000 sub-facility for letters of credit and certain credit card services. Term Loan advances outstanding on December 31, 2012 are payable in thirty equal monthly installments of principal, plus accrued interest, beginning on January 1, 2013 and ending on June 14, 2015. As of June 30, 2013, there was $2.4 million outstanding under the Term Loan and $1.3 million outstanding under the Revolving Line.
Rainmaker also may request additional advances under the Revolving Line in an aggregate outstanding amount not to exceed the lesser of (i) the Revolving Line or (ii) the borrowing base, which is 80% of the Company's eligible accounts receivable balances, less the aggregate face amount of letters of credit issued and the aggregate limits of any credit cards issued and any merchant credit card processing reserves. The borrowing availability under the Revolving Line at June 30, 2013 was $1.5 million. Amounts borrowed under the Revolving Line are due on December 14, 2013. The interest rate per annum for advances under the Credit Facility is the Prime Referenced Rate, as defined in the Credit Facility, plus the applicable margin. The applicable margin is one and one half percent (1.50%) per annum for the Revolving Line and two and one quarter percent (2.25%) per annum for the Term Loan. The interest rates on our Term Loan and Revolving Line were 5.50% and 4.75%, respectively, as of June 30, 2013.
The Credit Facility is secured by substantially all of Rainmaker’s consolidated assets. Rainmaker must comply with certain financial covenants, including maintaining unrestricted cash with Comerica Bank equal to the greater of $1 million or the aggregate outstanding amount of Term Loan advances, and not less than $1 million upon achieving positive cash flow, and maintaining a minimum liquidity ratio with respect to all indebtedness owing to Comerica Bank of at least 1.25 to 1.00, which Comerica Bank agreed to reduce to 1.00 to 1.00 until April 15, 2013. The Credit Facility contains customary covenants that will, subject to limited exceptions, require Comerica's approval to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, material adverse events, payment defaults of other indebtedness, failure to deliver audited financial statements with an unqualified opinion, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Credit Facility. As of June 30, 2013, we were in compliance with all loan covenants.
Notes Payable – Insurance
On August 13, 2012, we entered into an agreement with AON Private Risk Management to finance our 2012 to 2013 insurance premiums with AFCO Acceptance Corporation in the amount of $62,000. The interest rate on the note payable is 6.068% and the note is payable in nine equal monthly installment payments beginning in September 2012. As of June 30, 2013, the remaining liability under this financing agreement was $0.

6.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of June 30, 2013, our operating commitments include operating leases for our facilities and certain property and equipment that expire at various dates through 2015. All of these leases are described in more detail below. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and upfront cash flow related to purchasing the assets.
In October 2009, we executed a second amendment to the operating lease (the "Campbell operating lease") for our corporate headquarters in Campbell, California to reduce our lease cost. Under this amendment, we reduced the amount of space that we lease to 16,430 square feet. On October 31, 2012, the Company executed a third amendment to the Campbell operating lease, effective December 1, 2012, with a three-year term. On January 31, 2013, the Company executed a fourth amendment to the Campbell operating lease, effective February 1, 2013, providing an additional 3,936 square feet of space. The fourth amendment did not modify the three-year term of the third amendment to the Campbell operating lease. Annual base rent under the amended lease is approximately $365,000 in the first year of the lease, or $321,000 after deducting free base rent the first three months of the amended lease, and increases by 3% each year thereafter for the remaining term. In addition, we will continue to pay our proportionate share of operating costs and taxes based on our occupancy, and a letter of credit issued to the landlord was reduced to $40,000 for a security deposit. On July 2, 2013, we executed the fifth amendment to the Campbell operating lease effective July 1, 2013, providing an additional 6,771 square feet of space. The fifth amendment to the Campbell operating lease did not change the terms of the lease as previously amended. Annual base rent under the amended lease is approximately $536,000 in the first year of the lease and increases by 3% each year thereafter for the remaining term. The fifth amendment to the Campbell operating lease increased the irrevocable standby letter of credit to $61,000.
In September 2011, we extended an existing lease in Austin, Texas on approximately 21,388 square feet of space for a term of 24 months through December 31, 2013. Annual rent under the lease approximates $212,000, or $18,000 monthly. Additionally, we pay our proportionate share of maintenance on the common areas in the business park. On January 25, 2013, the Company announced the closure of the Company's Austin facility as operations are to be consolidated in our headquarters in Campbell, California and our United Kingdom location as part of a strategic reallocation of resources designed to increased levels of service to customers and operating cost savings. On May 10, 2013, the Company agreed to terminate the Austin facility lease effective September 15, 2013. During the three months ended June 30, 2013, the Company recorded a charge of $150,000 related to the Austin facility closure. As of June 30, 2013, included in other accrued liabilities is a reserve of $87,000 related to the Austin facility closure.

In October 2012, we executed an office lease agreement for office space in Godalming outside of London, where we have call center operations. The facility's 5,000 square feet of call center space will be utilized to better accommodate our current operations in Europe and provide additional space for expansion. The lease has a thirty-month term and terminates in March 2015. Annual base rent for this facility is 28,000 Great Britain Pounds. Based on the exchange rate at June 30, 2013, annual rent is approximately $43,000.
Rent expense under operating lease agreements for continuing operations during the six months ended June 30, 2013 and 2012 was $603,000 and $418,000, respectively.
Guarantees
On July 18, 2012, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. The letter of credit was issued by Comerica Bank under the Credit Facility described above. The standby letter of credit was reduced to $40,000 in accordance with the fourth amendment to the Campbell operating lease and thereafter increased to $61,000 in accordance with the fifth amendment to the Campbell operating lease.

Our customer contracts typically require us to contingently indemnify against certain qualified third party claims. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of June 30, 2013 and December 31, 2012.
Litigation
On February 8, 2013, the Company's former Chief Executive Officer, Michael Silton, filed a demand for arbitration and complaint with the American Arbitration Association, alleging breach of contract and other causes of action relating to the termination of Mr. Silton's employment with the Company in October 2012. Mr. Silton is seeking full payment of severance benefits in the amount of approximately $1.0 million, plus compensation for unused vacation, related penalties and punitive damages. On March 21, 2013, the Company filed a responsive pleading in the arbitration proceedings. On May 15, 2013, the American Arbitration Association appointed an arbitrator. Thereafter, Mr. Silton withdrew his arbitration claim and on May 22, 2013, filed a complaint against the Company in the Santa Clara Superior Court. The allegations and causes of action are the same as the complaint filed with the American Arbitration Association. On July 5, 2013, the Company filed an answer to Silton's complaint and a cross-complaint against Silton. On or about August 1, 2013, Silton filed an answer to the cross-complaint. The Company disputes and denies the allegations and intends to defend the claim. The Company is not in a position to assess the probability of any loss or the estimated range of potential loss, if any.

On July 9, 2013, YKnot Holdings LLC (“YKnot”) filed a complaint against the Company in the Santa Clara Superior Court alleging breach of contract and related causes of action arising from an eCommerce Processor Agreement (the “Agreement”) entered into by YKnot and the Company in January 2012 and seeking damages.  The central allegation in the complaint alleges that the Company has failed to timely pay over certain reserves held by the Company against chargebacks and returns relating to YKnot's products in accordance with the Agreement.  On August 12, 2013, the Company filed an answer to the complaint and filed a cross-complaint against YKnot.  The Company disputes and denies the allegations and intends to defend the claim. Accordingly, the Company is not in a position to assess the probability of any loss or the estimated range of potential loss, if any.

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

Level 3	— Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
A summary of the activity of the fair value of the Level 3 liabilities for the three months ended June 30, 2013 and 2012 is as follows (in thousands):

	Beginning Fair Value of Level 3 Liabilities	Transfers In (Out)	Loss(Gain) on Fair Value Re- measurement	Ending Fair Value of Level 3 Liabilities
2013
Common stock warrant liability	$123	$—	$11	$134
2012
Common stock warrant liability	510	—	(15)	495
A summary of the activity of the fair value of the Level 3 liabilities for the six months ended June 30, 2013 and 2012 is as follows (in thousands):

	Beginning Fair Value of Level 3 Liabilities	Transfers In (Out)	Loss(Gain) on Fair Value Re- measurement	Ending Fair Value of Level 3 Liabilities
2013
Common stock warrant liability	$348	$—	$(214)	$134
2012
Contingent consideration — Optima (1)	$225	$(225)	$—	$—
Common stock warrant liability	$517	$—	$(22)	$495
____________

(1)
The contingent consideration paid under the Optima stock purchase agreement was $225,000 based on the achievement of certain performance metrics for the calendar year ended December 31, 2011. The contingent consideration payment was transferred from our Level 3 fair value measurements once the final calculation was determinable. The liability was settled in April 2012 in accordance with the guidelines of the Optima stock purchase agreement.

The following table represents the fair value hierarchy for our financial assets and liabilities held by us measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
June 30, 2013
Assets:
Money market funds (1)	$1,639	$—	$—
Liabilities:
Common stock warrant liability (2)	$—	$—	$134
December 31, 2012
Assets:
Money market funds (1)	$1,640	$—	$—
Liabilities:
Common stock warrant liability (2)	$—	$—	$348
  ____________

(1)	Money market funds are valued using active quoted market rates.

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

The Company uses the Black-Scholes model to value our common stock warrant liability. The following are the assumptions used to measure the warrant liability at June 30, 2013 and December 31, 2012, which were determined in a manner consistent with that described for stock option awards as set forth in Note 8:

	June 30,	December 31,
	2013	2012
Expected life in years	3.0	3.50
Volatility	78.80%	65.99%
Risk-free interest rate	0.66%	0.34%
Dividend rate	—%	—%
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

8.    STOCKHOLDERS' EQUITY
Equity Offering
In June 2011, we issued and sold 3.7 million shares of our common stock, together with warrants to purchase up to an aggregate of 1.5 million additional shares, in a public offering. The offering was made under our shelf registration statement on Form S-3 (File No. 333-171946), which was filed with the SEC on January 28, 2011, amended on February 18, 2011 and declared effective by the SEC on March 7, 2011. We received gross cash proceeds of approximately $3.9 million from the equity offering. The $3.3 million of net cash proceeds from the offering were used for general corporate purposes, including working capital and capital expenditures.
The 1.5 million warrants issued through the equity offering have an initial 5-year term and an exercise price of $1.40 per share and became exercisable six months after their issuance date. If at any time the shares of common stock issuable thereunder are not registered for resale pursuant to an effective registration statement, the warrants may be exercised by way of a cashless exercise. The warrants also contain provisions that protect the holders thereof against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events. In addition, the placement agent received a warrant to purchase a number of shares of common stock equal to three percent (3.0%) of the number of shares purchased by investors in the offering, which approximates 110,000 shares. The placement agent warrant has an initial 5-year term and an exercise price of $1.05 per share and became exercisable six months after its issuance date. The placement agent warrant may also be exercised by way of a cashless exercise. The placement agent warrant also contains provisions that protect its holder against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events.
We have classified all of the above mentioned warrants as liabilities under the caption "Common stock warrant liability" and recorded the liability at its estimated fair value with the corresponding gains or losses as a separate line item after operating loss under the caption "Loss (gain) due to change in fair value of warrant liability." See Note 7 for disclosure regarding the fair value of financial instruments.
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

During the three and six months ended June 30, 2013, we had restricted stock awards that vested. We are required to withhold income taxes at statutory rates based on the closing market value of the vested shares on the date of vesting. Accordingly, we offer employees the ability to have vested shares withheld by us in an amount equal to the amount of taxes to be withheld. We purchased 66,806 and 178,769 shares during the three and six months ended June 30, 2013 with a cost of approximately $32,000 and $110,000 from employees to cover federal and state taxes due. During the six months ended June 30, 2013, we granted restricted stock awards for 500,000 shares to two members of our board of directors with immediate vesting.
We account for stock-based compensation awards issued to employees and directors using the guidance from FASB ASC 718, Compensation – Stock Compensation. ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. This guidance requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of comprehensive loss.
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
We expense stock-based compensation to the same expense categories in which the respective award grantee’s salary expense is reported. The table below reflects stock-based compensation expense for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock-based compensation expense included in:
Cost of services	$16	$28	$33	$53
Sales and marketing	3	12	121	22
Technology and development	55	32	98	43
General and administrative	75	143	876	272
	$149	$215	$1,128	$390
At June 30, 2013, approximately $2.1 million of stock-based compensation relating to unvested awards had not been amortized and will be expensed in future periods through 2016. Under current grants that are unvested and outstanding, approximately $316,000 will be expensed in the remainder of 2013 as stock-based compensation, subject to true-up adjustments for forfeitures and vestings during the year.
We calculate the value of our stock option awards when they are granted. Accordingly, we update our valuation assumptions for the risk-free interest rate on the date of grant. Annually, we prepare an analysis of the historical activity within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the estimated life of the grants, stock price volatility and an estimated forfeiture rate. During the six months ended June 30, 2013 and 2012, the weighted average valuation assumptions for stock option awards and forfeiture rates used for the expense calculations for stock option and restricted stock awards were as follows:

	Six Months Ended
	June 30,
	2013	2012
Expected life in years	3.93	3.76
Volatility	74.03%	65.99%
Risk-free interest rate	0.45%	1.20%
Dividend rate	—%	—%
Forfeiture Rates:
Options	22.70%	27.61%
Restricted stock	15.04%	15.04%

Expected life of our option grants is estimated based on our analysis of our actual historical option exercises and cancellations. Expected stock price volatility is based on the historical volatility from traded shares of our stock over the most recent period of time equal to the expected term of the options. The risk-free interest rate is based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. We have not historically paid dividends and we do not expect to pay dividends in the near term and therefore we have set the dividend rate at zero.
A summary of activity under our 2003 Plan and 2012 Plan for the six months ended June 30, 2013 is as follows (in thousands):

		Options Outstanding
	Available for Grant	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2012	810	1,169	$1.25
Authorized	2,575	—	—
Options granted	(1,792)	1,792	0.47
Restricted stock awards granted	(1,268)	—	—
Options exercised	—	(5)	0.81
Options canceled	192	(192)	1.99
Restricted stock awards forfeited	365	—	—
Balance at June 30, 2013	882	2,764	$1.26

In accordance with the 2003 Plan, the number of shares authorized for grant under the 2003 Plan automatically increases on the first trading date of January by an amount equal to the lesser of 4% of our outstanding common stock at the previous December 31 or 1,000,000 shares. Shares outstanding at December 31, 2012 were 28,428,000 and the additional shares authorized amounted to 1,000,000 under the 2003 Plan and 375,000 shares authorized under the 2012 Plan. On June 5, 2013, the Company's shareholders approved an additional 1,200,000 shares authorized under the 2003 Plan.
The following table summarizes the activity with regard to restricted stock awards during the six months ended June 30, 2013. Restricted stock awards are issued from the 2003 Plan and 2012 Plan and any issuances reduce the shares available for grant as indicated in the previous table. Restricted stock awards are valued at the closing market price of our stock on the date of the grant.

	Number of Shares	Weighted Average Grant Price
Balance of nonvested shares at December 31, 2012	2,254,688	$0.80
Granted	1,267,857	0.77
Vested	(1,504,107)	0.69
Forfeited	(365,000)	0.91
Balance of nonvested shares at June 30, 2013	1,653,438	$0.76
The total fair value of the nonvested restricted stock awards at grant date was $1.2 million as of June 30, 2013.

9.    SUBSEQUENT EVENTS
On July 2, 2013, we executed the fifth amendment to the operating lease ("Campbell operating lease") for our corporate headquarters in Campbell, California effective July 1, 2013, providing an additional 6,771 square feet of space. The fifth amendment did not change the terms of the lease as previously amended. See Note 6 for a discussion of our Campbell operating lease.

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
Important factors which could cause actual results to differ materially from those in the forward-looking statements include:

•	our client concentration given that we are currently dependent on a few significant client relationships,

•	our ability to acquire new clients and increase demand,

•	our ability to raise additional equity or debt financing,

•	the possibility of the discontinuation of some client relationships,

•	general market conditions,

•	the macro-economic environment and its impact on our business as our clients are reducing their overall marketing spending and our clients' customers are reducing their purchase of services contracts,
• the high degree of uncertainty and our limited visibility due to economic conditions,
• our ability to execute our business strategy and manage growth,
• our ability to integrate domestic and/or foreign acquisitions without disruption to our business,

•	the effectiveness of our sales team and approach, our ability to target, analyze and forecast the revenue to be derived from a client and the costs associated with providing services to that client,
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

1.	Targeted delivery methods to each specific market segment

2.	The potential to increase training revenues with visibility into business impact

3.	Tools and reporting for on-going process improvements

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
Critical Accounting Policies and Estimates
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

With the establishment of our Canadian foreign subsidiary and the subsequent purchase of Canadian based assets in 2007, we adopted a policy for recording foreign currency transactions and translation in accordance with FASB ASC 830, Foreign Currency Matters. For our Canadian subsidiary, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at period-end exchange rates, and statement of operations items are translated at an average exchange rate prevailing during the period. Such translation adjustments are recorded in accumulated comprehensive loss, a component of stockholders’ equity, and in the consolidated statements of operations and comprehensive loss. Also in 2007, we acquired Qinteraction Limited and its Philippine-based subsidiary. As a result of this acquisition, we also adopted the policy mentioned above for recording foreign currency transactions and translations for this subsidiary as the functional currency was determined to be the local currency for the Philippine-based subsidiary. In December 2012, we sold our Manila-based operations to Shore Solutions, Inc. In January of 2009, we established our Rainmaker Europe subsidiary in the United Kingdom. We adopted the policy mentioned above for recording foreign currency transactions and translations for this subsidiary as the functional currency has been determined to be the local currency (Great Britain Pound) for the UK-based subsidiary. For continuing operations, gains and losses from foreign currency denominated transactions are included in interest and other expense, net, in the consolidated statements of operations.
Management believes there have been no significant changes during the six months ended June 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on April 1, 2013.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	64.9	56.3	65.0	56.5
Gross margin	35.1%	43.7%	35.0%	43.5%
Operating expenses:
Sales and marketing	18.0	7.3	16.2	7.9
Technology and development	31.1	22.2	27.6	23.5
General and administrative	37.4	20.1	50.6	20.7
Depreciation and amortization	9.3	5.8	9.0	6.1
Total operating expenses	95.8%	55.4%	103.4%	58.2%
Operating loss	(60.7)	(11.7)	(68.4)	(14.7)
Loss (gain) due to change in fair value of warrant liability	0.2	(0.2)	(2.3)	(0.2)
Interest and other expense, net	1.1	0.6	1.6	0.5
Loss before income tax expense	(62.0)%	(12.1)%	(67.7)%	(15.0)%
Income tax expense (benefit)	0.5	0.9	0.6	0.9
Net loss from continuing operations	(62.5)%	(13.0)%	(68.3)%	(15.9)%
Loss from discontinued operations, net of tax	(1.5)	(24.8)	0.9	(14.9)
Net loss	(64.0)%	(37.8)%	(67.4)%	(30.8)%

Foreign currency translation adjustments	(1.8)	(1.6)	(1.8)	(0.8)
Comprehensive loss	(65.8)%	(39.4)%	(69.2)%	(31.6)%
Comparison of Three Months Ended June 30, 2013 and 2012
Net Revenue. Net revenue decreased $2.2 million, or 31%, to $4.7 million in the three months ended June 30, 2013, as compared $6.9 million for the three months ended June 30, 2012 primarily due to the elimination of non-strategic client programs and the loss of clients through acquisition or contract termination totaling $2.8 million and a reduction of GrowCommerce platform volume of $230,000 offset by the growth of GrowCommerce channel and telesales volume of $900,000.
Cost of Services and Gross Margin. Cost of services decreased $814,000, or 21%, to $3.1 million in the three months ended June 30, 2013, as compared to $3.9 million in the 2012 comparative period primarily due to lower revenue as described above. Our gross margin percentages were 35% and 44%, respectively, in the three months ended June 30, 2013 and 2012. The erosion in gross margin is due to declines in our higher margin GrowCommerce business and lower sales volume to absorb the investment in growing the telesales infrastructure in anticipation of implementing contracted services.
Sales and Marketing Expenses. Sales and marketing expenses increased $347,000, or 69%, to $852,000 in the three months ended June 30, 2013, as compared to $505,000 in the 2012 comparative period. The change was primarily attributable to non-recurring increase in severance expense of $62,000 and an increase in sales and marketing staff compensation expense of $186,000.
Technology and Development Expenses. Technology and development expenses decreased $58,000, or 4%, to $1.5 million during the three months ended June 30, 2013, as compared to $1.5 million in the 2012 comparative period. The decrease was primarily attributable to a $110,000 increase in the amount of costs capitalized as internally developed software rather than expensed in the period, decreases in software costs of $58,000 and outsourced services expense of $59,000 offset by increases in consulting and temporary services of $150,000.
General and Administrative Expenses. General and administrative expenses increased $387,000, or 28%, to $1.8 million during the three months ended June 30, 2013, as compared to $1.4 million in the 2012 comparative period. The increase was primarily due to a non-recurring charge $150,000 related to the closure of the Austin, Texas facility, increases in legal fees of $145,000 and an increase of $126,000 in board of directors' compensation offset by lower stock compensation expense of $70,000.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $37,000, or 9%, to $439,000 for the three months ended June 30, 2013, as compared to $402,000 in the 2012 comparative period. Depreciation and amortization expense increased due to an increase in amortization of capitalized software development costs.

Interest and Other Expense, Net. The components of interest and other expense, net are as follows (in thousands):

	Three Months Ended June 30,		Change
	2013	2012
Interest expense, net	$54	$30	$24
Currency translation loss	(1)	13	(14)
Total	$53	$43	$10
Income Tax Expense. Income tax expense decreased $40,000, or 62%, to $25,000 for the three months ended June 30, 2013, as compared to $65,000 for the three months ended June 30, 2012. Our income tax expense for the three months ended June 30, 2013 was based on our estimate of taxable income for the full year ending December 31, 2013, and primarily consists of estimates of foreign taxes and domestic gross margin taxes for certain states.
Income (Loss) from Discontinued Operations, Net of Tax. Loss from discontinued operations for the three months ended June 30, 2013 was $69,000 as compared to a loss from discontinued operations for the three months ended June 30, 2012 of $1.7 million. The loss from discontinued operations in the three months ended June 30, 2013 is attributable to an adjustment to the sales price pursuant to the Stock Purchase Agreement for the sale of the Company's Manila operations in December 2012.
Comparison of Six Months Ended June 30, 2013 and 2012
Net Revenue. Net revenue decreased $3.9 million, or 29%, to $9.4 million in the six months ended June 30, 2013, as compared to $13.3 million for the six months ended June 30, 2012, primarily due to the elimination of non-strategic client programs and loss of clients through acquisition or contract termination of $5.1 million, reduction of GrowCommerce platform volume of $406,000 offset by growth in GrowCommerce channel and telesales volume of $1.6 million.
Cost of Services and Gross Margin. Cost of services decreased $1.4 million, or 19%, to $6.1 million in the six months ended June 30, 2013, as compared to $7.5 million in the 2012 comparative period due to lower revenue as described above. Our gross margin percentages were 35.0% and 43.5% , respectively, in the six month periods ended June 30, 2013 and 2012. The erosion in gross margin was due to costs associated with the one time charge of transitioning call center agents from our Austin, Texas facility to our UK facility and declines in our higher margin GrowCommerce business.
Sales and Marketing Expenses. Sales and marketing expenses increased $472,000, or 45%, to $1,517,000 during the six months ended June 30, 2013, as compared to $1,045,000 in the 2012 comparative period. The change is primarily attributable to an increase in stock compensation expense of $99,000, increases in recruiting fees of $72,000 for new sales and marketing personnel and higher personnel cost of $242,000.
Technology and Development Expenses. Technology and development expenses decreased $525,000, or 17%, to $2,594,000 during the six months ended June 30, 2013, as compared to $3,119,000 in the 2012 comparative period. The decrease was primarily attributable to decreases in equipment costs and outsourced services expense of $269,000, a $137,000 increase in the amount of costs capitalized as internally developed software rather than expensed in the period, the deferral of $87,000 relating to accounting requirements for multiple element arrangements and decreases in outside services of $67,000.
General and Administrative Expenses. General and administrative expenses increased $2.0 million, or 73%, to $4.8 million during the six months ended June 30, 2013, as compared to the 2012 comparative period. The increase was primarily due to non-recurring expenses of $345,000 related to the relocation of the finance function from the Austin, Texas facility to our Campbell, California facility, a charge of $150,000 related to closure of the Austin facility and a $280,000 impairment charge against vendor deposits, increases in stock compensation expense of $602,000, the majority of which relates to non-recurring restricted stock awards granted to board members which were fully vested upon grant, increases in legal fees of $430,000, an increase of $203,000 in board of directors' compensation and an increase in variable compensation of $198,000 and offset by lower administrative personnel cost of $148,000.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $39,000, or 5%, to $845,000 during the six months ended June 30, 2013, as compared to the 2012 comparative period. Depreciation and amortization expense increased due to an increase in amortization of capitalized software development costs.
Interest and Other Expense, Net. The components of interest and other expense, net are as follows (in thousands):

	Six Months Ended June 30,		Change
	2013	2012
Interest expense, net	$109	$61	$48
Currency translation loss	1	10	(9)
Other	36	—	36
Total	$146	$71	$75
Income Tax Expense. Income tax expense decreased $63,000, or 53%, to $55,000 during the six months ended June 30, 2013, as compared to the 2012 comparative period. The decrease is attributable to a lower estimate of domestic gross margin taxes for certain states.
Income (Loss) from Discontinued Operations, Net of Tax. Income from discontinued operations for the six months ended June 30, 2013 was $87,000 as compared to a loss from discontinued operations for the six months ended June 30, 2012 of $2.0 million. The income from discontinued operation for the six months ended June 30, 2013 is a result of the winddown of a contract that was assigned to Shore Solutions as part of the sale of our Manila operations in December 2012 offset by an adjustment to the sales price pursuant to the Stock Purchase Agreement.
.

Liquidity and Sources of Capital
Cash used in operating activities for the six months ended June 30, 2013 was $3.2 million, as compared to cash used in operating activities of $455,000 in the six months ended June 30, 2012. Cash used in operating activities in the six months ended June 30, 2013 was primarily the result of the net loss from continuing operations of $6.3 million, offset by non-cash expenses for depreciation of property of $845,000, stock-based compensation expenses of $1,128,000, a provision for impairment related to vendor deposits of $280,000 and changes in operating assets and liabilities that provided cash of $908,000 as a result of managing working capital.
Cash used in operating activities for the six months ended June 30, 2012 was $455,000, primarily as a result of the net loss from continuing operations of $4.1 million, offset by non-cash expenses for depreciation of property of $806,000 and stock-based compensation expenses of $390,000, changes in operating assets and liabilities that provided cash of $911,000, primarily reduction of accounts receivable and managing working capital, and cash provided by discontinued operations of $410,000.

Cash used in investing activities was $859,000 in the six months ended June 30, 2013, as compared to cash used in investing activities of $1.3 million in the six months ended June 30, 2012. Cash used in investing activities in the six months ended June 30, 2013 was primarily a result of capital expenditures of $873,000. Cash used in investing activities in the six months ended June 30, 2012 was primarily the result of capital expenditures of $553,000 and cash used in discontinued operations of $751,000.
Cash provided by financing activities was approximately $4.6 million in the six months ended June 30, 2013, as compared to cash used in financing activities of $798,000 in the six months ended June 30, 2012. Cash provided by financing activities in the six months ended June 30, 2013 was primarily a result of net proceeds of $5.5 million from the sale of common stock, repayment of borrowings of $987,000 under our Term Loan and Revolving Line and purchases of $111,000 of treasury stock from employees for shares withheld for income taxes payable on restricted stock awards vested during the six months ended June 30, 2013 offset by proceeds from borrowings of $200,000 under our Revolving Line. Cash used in financing activities in the six months ended June 30, 2012 was primarily the result of the $3.9 million in repayment of borrowings and purchases of $191,000 of treasury stock from employees for shares withheld for income tax payable on restricted stock awards vested during the six months ended June 30, 2012.
At June 30, 2013, the Company had a net working capital deficit of $5.8 million. Our principal source of liquidity as of June 30, 2013 consisted of $5.0 million of cash and cash equivalents and $3.5 million of net accounts receivable. Our debt balance as of June 30, 2013 was $4 million, of which $2.5 million is payable within the next twelve months. Our accounts payable balance as of June 30, 2013 was $7.8 million of which $6.3 million is related to a merchant account of a customer. See below under "Credit Arrangements" for further discussion of our credit facility with Comerica Bank.
On April 5, 2013, the Company completed the sale of approximately 13 million shares of our common stock in a registered direct offering. The gross cash proceeds from the sale of common stock was approximately $5.8 million, with net proceeds totaling approximately $5.5 million. The Company is now executing a plan that it believes will establish profitable operations through increased sales and decreased expenses. There can be no assurance that we will be successful in increasing sales, reducing expenses or achieving profitable operations. We are evaluating our options to sell other non-strategic assets as we focus on the Company's core business. In the event that the Company fails to achieve profitable operations, fails to reduce expenses, restructure its debt and/or is unable to raise additional capital, we will not have adequate cash or financial resources to operate for the next twelve months, which would raise substantial doubt about our ability to continue as a going concern and pay our liabilities as they become due.
Credit Arrangements
On June 14, 2012, the Company entered into a Loan and Security Agreement with Comerica Bank (the "Credit Facility"). The maximum amount of credit available to the Company under the Credit Facility is $5 million, comprised of a $3 million term loan facility ("Term Loan") and a $2 million revolving line of credit ("Revolving Line"), which includes a $500,000 sub-facility for letters of credit and certain credit card services. Term Loan advances outstanding on December 31, 2012 are payable in thirty equal monthly installments of principal, plus accrued interest, beginning on January 1, 2013 and ending on June 14, 2015. As of March 31, 2013, there was $2.7 million outstanding under the Term Loan and $1.7 million outstanding under the Revolving Line.
Rainmaker also may request additional advances under the Revolving Line in an aggregate outstanding amount not to exceed the lesser of (i) the Revolving Line or (ii) the borrowing base, which is 80% of the Company's eligible accounts receivable balances, less the aggregate face amount of letters of credit issued and the aggregate limits of any credit cards issued and any merchant credit card processing reserves. The borrowing availability under the Revolving Line at June 30, 2013 was $1.5 million. Amounts borrowed under the Revolving Line are due on December 14, 2013. The interest rate per annum for advances under the Credit Facility is the Prime Referenced Rate, as defined in the Credit Facility, plus the applicable margin. The applicable margin is one and one half percent (1.50%) per annum for the Revolving Line and two and one quarter percent (2.25%) per annum for the Term Loan. The interest rates on our Term Loan and Revolving Line were 5.50% and 4.75%, respectively, as of June 30, 2013.
The Credit Facility is secured by substantially all of Rainmaker’s consolidated assets. Rainmaker must comply with certain financial covenants, including maintaining unrestricted cash with Comerica Bank equal to the greater of $1 million or the aggregate outstanding amount of Term Loan advances, and not less than $1 million upon achieving positive cash flow, and maintaining a minimum liquidity ratio with respect to all indebtedness owing to Comerica Bank of at least 1.25 to 1.00, which Comerica Bank agreed to reduce to 1.00 to 1.00 until April 15, 2013. The Credit Facility contains customary covenants that will, subject to limited exceptions, require Comerica's approval to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, material adverse events, payment defaults of other indebtedness, failure to deliver audited financial statements with an unqualified opinion, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Credit Facility. As of June 30, 2013, we were in compliance with all loan covenants.

Off-Balance Sheet Arrangements
As of June 30, 2013 and December 31, 2012, we had no off-balance sheet arrangements or obligations as defined under SEC rules and regulations.

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

Disclosure Controls and Procedures
As of June 30, 2013, our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Change in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On February 8, 2013, the Company's former Chief Executive Officer, Michael Silton, filed a demand for arbitration and complaint with the American Arbitration Association, alleging breach of contract and other causes of action relating to the termination of Mr. Silton's employment with the Company in October 2012. Mr. Silton is seeking full payment of severance benefits in the amount of approximately $1.0 million, plus compensation for unused vacation, related penalties and punitive damages. On March 21, 2013, the Company filed a responsive pleading in the arbitration proceedings. On May 15, 2013, the American Arbitration Association appointed an arbitrator. Thereafter, Mr. Silton withdrew his arbitration claim and on May 22, 2013, filed a complaint against the Company in the Santa Clara Superior Court. The allegations and causes of action are the same as the complaint filed with the American Arbitration Association. On July 5, 2013, the Company filed an answer to Silton's complaint and a cross-complaint against Silton. On or about August 1, 2013, Silton filed an answer to the cross-complaint. The Company disputes and denies the allegations and intends to defend the claim. The Company is not in a position to assess the probability of any loss or the estimated range of potential loss, if any.

On July 9, 2013, YKnot Holdings LLC (“YKnot”) filed a complaint against the Company in the Santa Clara Superior Court alleging breach of contract and related causes of action arising from an eCommerce Processor Agreement (the “Agreement”) entered into by YKnot and the Company in January 2012 and seeking damages.  The central allegation in the complaint alleges that the Company has failed to timely pay over certain reserves held by the Company against chargebacks and returns relating to YKnot's products in accordance with the Agreement.  On August 12, 2013, the Company filed an answer to the complaint and filed a cross-complaint against YKnot.  The Company disputes and denies the allegations and intends to defend the claim. Accordingly, the Company is not in a position to assess the probability of any loss or the estimated range of potential loss, if any.

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
Issuer Purchases of Equity Securities
The table below presents share repurchase activity for the three months ended June 30, 2013. The shares were repurchased by us in connection with satisfaction of tax withholding obligations on vested restricted stock.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
April 2013	27,052	$0.41	N/A	N/A
May 2013	38,470	$0.52	N/A	N/A
June 2013	1,284	$0.38	N/A	N/A
Total	66,806	$0.47	N/A	N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

(a)	Exhibits
The following exhibits are incorporated by reference or filed with this report as indicated below:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINMAKER SYSTEMS, INC.

Dated:	August 14, 2013	/s/ Mallorie Burak
Mallorie Burak
Chief Financial Officer