Form 10-Q/A
period 2013-06-30
RAINMAKER SYSTEMS INC
filed 2013-08-16
CIK 1094007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

Rainmaker Systems, Inc. is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 (the “Quarterly Report”), which was filed with the Securities and Exchange Commission on August 14, 2013, for the sole purpose of correcting a clerical error in the table in Note 3 to the consolidated financial statements with respect to net income (loss) from discontinued operations for the three months ended June 30, 2012.

Except as described above and the addition of new Exhibits 31.1, 31.2, 32.1 and 32.2, this Amendment does not update or change any other items or disclosures in the Quarterly Report.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$—	$2,548	$158	$5,107
Cost of services	—	3,377	2	5,711
Gross profit	—	(829)	156	(604)
Operating expenses	—	851	—	1,360
Non-operating (income) expenses	—	30	—	22
Income (loss) from discontinued operations	—	(1,710)	156	(1,986)
Loss on disposal of discontinued operations	(69)	—	(69)	—
Net Income (loss) from discontinued operations	$(69)	$(1,710)	$87	$(1,986)

4.    PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	Estimated Useful Life	June 30, 2013	December 31, 2012
Computer equipment	3 years	$4,129	$3,974
Capitalized software and development	2-5 years	14,359	13,686
Furniture and fixtures	5 years	429	437
Leasehold improvements	Lease term	264	232
		19,181	18,329
Accumulated depreciation and amortization		(16,836)	(16,015)
Construction in process (1)		138	141
Property and equipment, net		$2,483	$2,455
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

RAINMAKER SYSTEMS, INC.

Dated:	August 16, 2013	/s/ Mallorie Burak
Mallorie Burak
Chief Financial Officer