Form 10-Q
period 2013-09-30
RAINMAKER SYSTEMS INC
filed 2013-11-19
CIK 1094007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2013

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

As of November 14, 2013, the registrant had 42,056,487 shares of Common Stock, $0.001 par value, outstanding.

RAINMAKER SYSTEMS, INC.
FORM 10-Q
AS OF SEPTEMBER 30, 2013

PART I.—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$4,166	$4,494
Restricted cash	17	52
Accounts receivable, net	4,159	3,720
Prepaid expenses and other current assets	829	1,292
Total current assets	9,171	9,558
Property and equipment, net	2,829	2,455
Goodwill	5,334	5,337
Other non-current assets	804	416
Total assets	$18,138	$17,766
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,620	$7,159
Accrued compensation and benefits	1,026	425
Other accrued liabilities	3,384	3,142
Deferred revenue	1,677	2,311
Notes payable	2,430	2,727
Total current liabilities	19,137	15,764
Deferred tax liability	607	567
Deferred revenue, less current portion	1,328	44
Common stock warrant liability	200	348
Notes payable, less current portion	900	1,800
Total liabilities	22,172	18,523
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized, 44,545 shares issued and 42,288 shares outstanding at September 30, 2013 and 30,454 shares issued and 28,428 shares outstanding at December 31, 2012	41	27
Additional paid-in capital	137,277	130,402
Accumulated deficit	(138,144)	(128,198)
Accumulated other comprehensive loss	(349)	(261)
Treasury stock, at cost; 2,257 shares at September 30, 2013 and 2,026 shares at December 31, 2012	(2,859)	(2,727)
Total stockholders’ deficit	(4,034)	(757)
Total liabilities and stockholders’ deficit	$18,138	$17,766
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenue	$4,160	$6,900	$13,546	$20,196
Cost of services	2,906	3,808	9,010	11,315
Gross profit	1,254	3,092	4,536	8,881
Operating expenses:
Sales and marketing	905	524	2,422	1,569
Technology and development	1,333	1,199	3,927	4,318
General and administrative	2,102	1,486	6,853	4,238
Depreciation and amortization	396	420	1,241	1,226
Total operating expenses	4,736	3,629	14,443	11,351
Operating loss	(3,482)	(537)	(9,907)	(2,470)
Loss (gain) due to change in fair value of warrant liability	66	337	(148)	315
Interest and other expense, net	59	63	205	134
Loss before income tax (benefit) expense	(3,607)	(937)	(9,964)	(2,919)
Income tax (benefit) expense	(20)	7	35	125
Net loss from continuing operations	(3,587)	(944)	(9,999)	(3,044)
Net income (loss) from discontinued operations, net of tax	(34)	(706)	53	(2,692)
Net loss	$(3,621)	$(1,650)	$(9,946)	$(5,736)

Foreign currency translation adjustments	85	31	(87)	(78)
Comprehensive loss	$(3,536)	$(1,619)	$(10,033)	$(5,814)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(0.09)	$(0.03)	$(0.28)	$(0.11)
Net income (loss) from discontinued operations	$—	$(0.03)	$—	$(0.10)
Net loss	$(0.09)	$(0.06)	$(0.28)	$(0.21)

Weighted average common shares - basic and diluted	40,684	27,066	35,566	27,013
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net loss	$(9,946)	$(5,736)
Adjustment for (income) loss from discontinued operations, net of tax	(53)	2,692
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,241	1,141
Amortization of intangible assets	—	85
Loss (gain) due to change in fair value of warrant liability	(148)	315
Stock-based compensation expense	1,352	607
Provision (credit) for allowance for doubtful accounts	(4)	(35)
Provision for allowance of credit card receivables	420	—
Provision for allowances for other assets	280	—
Changes in operating assets and liabilities:
Accounts receivable	(844)	227
Prepaid expenses and other assets	(207)	(762)
Accounts payable	3,475	1,705
Accrued compensation and benefits	576	(19)
Other accrued liabilities	230	(330)
Deferred tax liability	40	51
Deferred revenue	650	(501)
Net cash used in continuing operations	(2,938)	(560)
Net cash provided by (used in) discontinued operations	53	(1,021)
Net cash used in operating activities	(2,885)	(1,581)

Investing activities:
Purchases of property and equipment	(1,614)	(907)
Change in restricted cash, net	35	(10)
Net cash used in continuing operations	(1,579)	(917)
Net cash used in discontinued operations	—	(837)
Net cash used in investing activities	(1,579)	(1,754)

Financing activities:
Proceeds from issuance of common stock	5,534	—
Proceeds from borrowings	200	4,555
Repayment of borrowings	(1,397)	(3,933)
Repayment of acquisition earnout	—	(113)
Net proceeds on overdraft facility	—	(381)
Tax payments in connection with treasury stock surrendered	(132)	(233)
Net cash provided by (used in) continuing operations	4,205	(105)
Net cash provided by (used in) discontinued operations	—	(708)
Net cash provided by (used in) financing activities	4,205	(813)

Effect of exchange rate changes on cash	(69)	83

Net decrease in cash and cash equivalents	(328)	(4,065)
Cash and cash equivalents at beginning of period	4,494	8,490
Cash and cash equivalents at end of period	$4,166	$4,425

Supplemental disclosures of cash flow information:
Cash paid for interest	$161	$106
Cash paid for income taxes	$49	42

Supplemental disclosures of non-cash investing and financing activities:
Retirement of fully depreciated property and equipment	$590	$—
Common stock issued in acquisitions	$—	$112
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
The results of our operations for the three and nine months ended September 30, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013, or any other period. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 1, 2013. Balance sheet information as of December 31, 2012 has been derived from the audited financial statements for the year then ended.
In the year ended December 31, 2012, the Company completed the sale of Rainmaker Systems, Ltd. and its wholly-owned subsidiary, Rainmaker Asia, Inc. (together “Manila” or “RSL”). RSL met the requirements for presentation as discontinued operations. RSL's operating activities are segregated from the Company's continuing operations within the consolidated statement of comprehensive loss, and are classified solely under the caption income (loss) from discontinued operations, net of tax.
Going Concern
As reflected in the accompanying consolidated financial statements, we had a net loss from continuing operations of $3.6 million and $10.0 million for the three and nine months ended September 30, 2013, respectively. During the nine months ended September 30, 2013, we used $2.9 million in cash in operating activities.
At September 30, 2013, the Company had a net working capital deficit of $10.0 million. Our principal source of liquidity as of September 30, 2013 consisted of $4.2 million of cash and cash equivalents and $4.2 million of net accounts receivable. Our debt balance as of September 30, 2013 was $3.3 million, of which $1.2 million is due on December 14, 2013 and $1.2 million is payable within the next twelve months. In addition, our borrowings of $500,000 under our loan agreement with Agility Capital II, LLC, that we entered into in October 2013, may mature on December 14, 2013. See Note 5 for further discussion of our debt agreements. Our accounts payable balance increased from $7.2 million as of December 31, 2012 to $10.6 million as of September 30, 2013. $8.7 million of the September 30, 2013 accounts payable balance is related to a merchant account of a customer.
On April 5, 2013, we completed the sale of approximately 13 million shares of our common stock in a registered direct offering. The gross cash proceeds from the sale of common stock was approximately $5.8 million. The Company is currently pursuing a plan to achieve profitable operations through a combination of increased sales, decreased expenses, obtaining third party capital and restructuring its debt. There can be no assurance that we will be successful in increasing sales, reducing expenses, obtaining third party capital or restructuring our debt. We are also evaluating our options to sell non-strategic assets as we focus on the Company's core business. In the event that the Company fails to achieve profitable operations, fails to reduce expenses, fails to restructure its debt and/or is unable to raise additional capital, we will not have adequate cash or financial resources to operate for the next twelve months, which raises substantial doubt about our ability to continue as a going concern and pay our liabilities as they become due.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside of the Company, and other relevant facts and circumstances. Actual results could differ materially from those estimates. Accounting policies that include particularly significant estimates are revenue recognition and presentation policies, valuation of accounts receivable, measurement of our deferred tax asset and the corresponding valuation allowance, commitments and contingencies, fair value estimates for the expense of employee stock options and warrants and the assessment of recoverability and impairment of goodwill and long-lived assets.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents generally consist of money market funds. The fair market value of cash equivalents represents their quoted market prices at the balance sheet dates and approximates their carrying value.
The following is a summary of our cash and cash equivalents at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Cash and cash equivalents:
Cash	$2,525	$2,854
Money market funds	1,641	1,640
Total cash and cash equivalents	$4,166	$4,494
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers or clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our clients or our clients' customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At September 30, 2013 and December 31, 2012, our allowance for potentially uncollectible accounts was $11,000 and $15,000, respectively.
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
Costs of internal-use software are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, and FASB ASC 350-50, Website Development Costs. This guidance requires that we expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of ASC 350-40 and ASC 350-50 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development costs, payroll and payroll-related costs for employees who are directly associated with and who devote time to the development of internal-use computer software and associated interest costs are capitalized. We capitalized approximately $624,000 and $1,294,000 of such costs during the three and nine months ended September 30, 2013, respectively. We capitalized approximately $320,000 and $846,000 for the three and nine months ended September 30, 2012, respectively. Capitalized costs are amortized using the straight-line method over the shorter of the term of the related client agreement, if such development relates to a specific outsource client, or the software’s estimated useful life, ranging from two to five years. Capitalized internal-use software and website development costs are included in property and equipment on the accompanying balance sheets.
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
In our analysis of goodwill and other intangible assets, we apply the guidance of FASB ASC 350-20-35, Goodwill - Subsequent Measurement, in determining whether any impairment conditions exist. In our analysis of other finite lived amortizable intangible assets, we apply the guidance of FASB ASC 360-10-35, Property, Plant and Equipment – Subsequent Measurement, in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various technologies and customer relationships of the businesses we have acquired. At September 30, 2013 and December 31, 2012, we had accumulated impairment losses of $11.5 million.

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
As of December 31, 2012, we performed our annual goodwill impairment evaluation required under FASB ASC 350-20-35, and concluded that goodwill was not impaired as the estimated fair value exceeded the carrying value. At September 30, 2013, due to continued losses and a stockholders' deficit, we performed a goodwill impairment evaluation and no impairment was noted. At both September 30, 2013 and December 31, 2012, we had approximately $5.3 million in goodwill recorded on our consolidated balance sheets.
Long-Lived Assets
Long-lived assets, including our purchased intangible assets, are amortized over their previously defined estimated useful lives. In accordance with FASB ASC 360-10-35, long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented on the balance sheet and reported at the lower of the assets' carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a business unit intended to be sold that meets certain criteria for being held for sale are presented separately in the appropriate asset and liability sections of the balance sheet. We have evaluated our long-lived assets and noted no indications of impairment.
Revenue Recognition and Presentation
Substantially all of our revenue is generated from (i) the online sale of our clients' products to their small and medium-sized business ("SMB") customers, (ii) the sale of service contracts and maintenance renewals, (iii) lead development and other telesales services, and (iv) software subscriptions for hosted internet sales of web-based training. Revenue is recorded using the proportional performance model, where revenue is recognized as performance occurs over the term of the contract and any initial set up fees that lack stand-alone value are recognized over the estimated customer life. We recognize revenue from the online sale of our clients' products and the sale of our clients’ service contracts and maintenance renewals on the “net basis”, which represents the amount billed to the end customer less the amount paid to our client. Revenue from the sale is recognized when a purchase order from a client’s customer is received, the service, service contract or maintenance agreement is delivered, the fee is fixed or determinable, the collection of the receivable is reasonably assured, and no significant post-delivery obligations remain unfulfilled. Revenue from lead development and other telesales services that we perform is recognized as the services are provided and is generally earned ratably over the service contract period. We earn revenue from our software application subscriptions of hosted online sales of web-based training ratably over each contract period. Since these software subscriptions are usually paid in advance, we have recorded a deferred revenue liability on our balance sheet that includes the prepaid portions of subscriptions that will be earned over the next one to five years.
Our agreements typically do not contain multiple deliverables, however, if an agreement contains multiple elements, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence ("VSOE"), if available, third-party evidence ("TPE"), if VSOE is not available, or estimated selling price ("ESP"), if neither VSOE nor TPE is available. As we are unable to establish VSOE or TPE for the elements of our arrangements, we establish ESP for each element. If an agreement contains multiple deliverables that do not qualify for separate accounting for the product and service transactions, then the revenue and the cost of related professional services on the entire arrangement is recognized ratably over the contract term beginning on the date of delivery of product or service with customer-specific customization, if any. Entering into agreements with multiple elements with stand-alone value in the future may affect the timing of our revenue recognition and may have an impact on our future financial statements.
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
Cost of Services
Cost of services consists of costs associated with promoting and selling our clients’ products and services including compensation costs of telesales personnel, telesales commissions and bonuses, costs of designing, producing and delivering marketing services, and salaries and other personnel expenses related to fee-based activities. Cost of services also includes the costs of allocated facility and telephone usage for our telesales representatives as well as other direct costs associated with the delivery of our services, including credit card fees related to the online sale of our clients' products. Most of the costs are personnel related and fluctuate in relation to our net revenue. Telesales commissions and bonuses will typically change in proportion to revenue or profitability.
Advertising
We expense advertising costs as incurred. These costs were not material and are included in sales and marketing expense.
Income Taxes
We account for income taxes using the liability method. The liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At September 30, 2013 and December 31, 2012, we had gross deferred tax assets of $31.9 million and $31.8 million, respectively. At September 30, 2013 and December 31, 2012, the deferred tax assets were subject to a 100% valuation allowance and therefore are not recorded on our balance sheets as assets. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.
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
Our policy for recording interest and penalties related to uncertain tax positions is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in interest and other expense, net, in the consolidated statement of comprehensive loss. There were immaterial amounts accrued for interest and penalties related to uncertain tax positions as of September 30, 2013.

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
During the three month period ending September 30, 2013, we recorded an out-of-period adjustment to decrease revenue by $38,000 and increase general and administrative expense by $420,000 for an overstatement of credit card receivables. The overstatement of an aggregate of $458,000 relates to unrecorded chargebacks of $293,000 and $165,000 during the third and fourth quarters of fiscal 2012 following the suspension in August 2012 of a merchant account relating to a customer contract. This out-of-period item did not have a material impact on the current or either of the previously reported periods.
We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the three months ended September 30, 2013, three clients accounted for 10% or more of our net revenue, with Microsoft Corporation ("Microsoft") representing approximately 42% of our net revenue, Symantec Corporation ("Symantec") representing approximately 26% of our net revenue and Hewlett-Packard representing approximately 12% of our net revenue. In the three months ended September 30, 2012, three clients accounted for 10% or more of our net revenue, with Microsoft representing approximately 37% of our net revenue, Symantec representing approximately 18% of our net revenue and Hewlett-Packard representing approximately 11% of our net revenue.
In the nine months ended September 30, 2013, three clients accounted for 10% or more of our net revenue, with Microsoft representing approximately 41% of our net revenue, Symantec representing approximately 25% of our net revenue and Hewlett-Packard representing approximately 10% of our net revenue. In the nine months ended September 30, 2012, three clients accounted for 10% or more of our net revenue, with Microsoft representing approximately 35% of our net revenue, Symantec representing approximately 20% of our net revenue and Hewlett-Packard representing approximately 11% of our net revenue.
No individual client’s customer accounted for 10% or more of our revenues in any period presented.
We have outsourced services agreements with our significant clients that expire at various dates ranging through March 2018. Our agreements with Symantec expire in March 2014 and can be terminated prior to expiration with ninety days notice. Our agreements with Microsoft expire at various dates from June 2014 through June 2015, and can be terminated with thirty days notice. Our agreements with Hewlett-Packard expire in October 2013 and March 2018 and can be terminated prior to expiration with sixty days notice.
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
In March 2013, the FASB issued ASU No. 2013-05 – Foreign Currency Matters. This update requires that an entity should release cumulative currency translation adjustments to net income when the entity ceases to have controlling financial interest in a foreign entity or a group of financial assets in a foreign entity. This new guidance is effective for the first reporting period beginning after December 15, 2013. We adopted this standard in the fourth quarter of 2012 in accounting for the sale of RSL.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss from continuing operations	$(3,587)	$(944)	$(9,999)	$(3,044)
Net income (loss) from discontinued operations	(34)	(706)	53	(2,692)
Net loss	$(3,621)	$(1,650)	(9,946)	(5,736)

Weighted-average shares of common stock outstanding – basic and diluted	40,684	27,066	35,566	27,013

Basic and diluted net income (loss) per share:
Continuing operations	$(0.09)	$(0.03)	$(0.28)	$(0.11)
Discontinued operations	—	(0.03)	—	(0.10)
Net loss	$(0.09)	$(0.06)	$(0.28)	$(0.21)
For the three and nine months ended September 30, 2013, we excluded approximately 4.5 million and 5.0 million options, warrants and unvested restricted share awards, respectively, from the calculation of diluted net loss per share as these securities were anti-dilutive. For the three and nine months ended September 30, 2012, we excluded approximately 3.5 million and 3.6 million options, warrants and unvested restricted share awards, respectively, from the calculation of diluted net loss per share as these securities were anti-dilutive.

3.    DISCONTINUED OPERATIONS
In the quarter ended June 30, 2012, the Company concluded that RSL, our Manila-based operations, no longer fit with the long term strategic plans of the Company. The Company committed to a plan to sell our Manila-based operations, which were subsequently sold to Shore Solutions, Inc. ("Shore") in December 2012. RSL's operating results for the three and nine months ended September 30, 2012 are reported as discontinued operations in the consolidated financial statements.
On December 17, 2012, the Company closed a stock purchase agreement (the "SPA") with Shore, pursuant to which the Company sold its Manila-based operations of Rainmaker Systems Ltd., and its wholly-owned subsidiary, Rainmaker Asia, Inc., to Shore.
Pursuant to the SPA, Shore acquired 100% of the issued and outstanding stock of RSL. Under the SPA, the Company received an initial cash payment at closing of $845,000. In addition to the closing payment, the Company may receive additional contingent consideration based on multiple earn-out provisions included within the SPA, which provides the Company the ability to receive additional consideration of $300,000 at target plus a nominal percentage of certain revenues of RSL during the period from January 1, 2013 through December 31, 2015. The Company did not record any additional consideration for the three and nine months ended September 30, 2013.
The accompanying unaudited consolidated statements of comprehensive loss and statements of cash flows have been adjusted for the three and nine months ended September 30, 2012 to remove the operating results of RSL from continuing operations and presenting the results of RSL as income (loss) from discontinued operations, net of tax. The operating results for discontinued operations for the three and nine months ended September 30, 2013 represent payments and true up adjustments. Loss on disposal of discontinued operations of $69,000 for the nine months ended September 30, 2013 is an adjustment in the working capital at the closing pursuant to the SPA. Income (loss) from discontinued operations, net of income taxes, for all periods presented are as follows, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$—	$2,766	$158	$7,873
Cost of services	34	3,100	36	8,811
Gross profit	(34)	(334)	122	(938)
Operating expenses	—	320	—	1,680
Non-operating (income) expenses	—	52	—	74
Income (loss) from discontinued operations	(34)	(706)	122	(2,692)
Loss on disposal of discontinued operations	—	—	(69)	—
Net Income (loss) from discontinued operations	$(34)	$(706)	$53	$(2,692)

4.    PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	Estimated Useful Life	September 30, 2013	December 31, 2012
Computer equipment	3 years	$3,961	$3,974
Capitalized software and development	2-5 years	14,769	13,686
Furniture and fixtures	5 years	293	437
Leasehold improvements	Lease term	121	232
		19,144	18,329
Accumulated depreciation and amortization		(16,666)	(16,015)
Construction in process (1)		351	141
Property and equipment, net		$2,829	$2,455
 _____________

(1)
Construction in process at September 30, 2013 consists primarily of costs incurred to further develop and enhance our e-Commerce platform. Estimated cost to complete these projects is in the range of $215,000 to $235,000, subject to future revisions.

5.    LONG-TERM DEBT OBLIGATIONS
Long-term debt consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Comerica term loan	$2,100	$3,000
Comerica revolving line	1,230	1,493
Notes payable – insurance	—	34
Total notes payable	3,330	4,527
Less: current portion	(2,430)	(2,727)
Total notes payable, less current portion	$900	$1,800

Comerica Bank Credit Facility
On June 14, 2012, the Company entered into a Loan and Security Agreement with Comerica Bank (the "Credit Facility"). The maximum amount of credit available to the Company under the Credit Facility is $5 million, comprised of a $3 million term loan facility ("Term Loan") and a $2 million revolving line of credit ("Revolving Line"), which includes a $500,000 sub-facility for letters of credit and certain credit card services. Term Loan advances outstanding on December 31, 2012 are payable in thirty equal monthly installments of principal, plus accrued interest, beginning on January 1, 2013 and ending on June 14, 2015. As of September 30, 2013, there was $2.1 million outstanding under the Term Loan and $1.2 million outstanding under the Revolving Line.
Rainmaker also may request additional advances under the Revolving Line in an aggregate outstanding amount not to exceed the lesser of (i) the Revolving Line or (ii) the borrowing base, which is 80% of the Company's eligible accounts receivable balances, less the aggregate face amount of letters of credit issued and the aggregate limits of any credit cards issued and any merchant credit card processing reserves, plus an overformula amount of $575,000 until October 10, 2013. The borrowing availability under the Revolving Line at September 30, 2013 was $1.6 million. Amounts borrowed under the Revolving Line are due on December 14, 2013. The interest rate per annum for advances under the Credit Facility is the Prime Referenced Rate, as defined in the Credit Facility, plus the applicable margin. The applicable margin is one and one half percent (1.50%) per annum for the Revolving Line and two and one quarter percent (2.25%) per annum for the Term Loan. The interest rates on our Term Loan and Revolving Line were 5.50% and 4.75%, respectively, as of September 30, 2013.
The Credit Facility is secured by substantially all of Rainmaker’s consolidated assets. Rainmaker must comply with certain financial covenants, including maintaining unrestricted cash with Comerica Bank equal to the greater of $1 million or the aggregate outstanding amount of Term Loan advances, and not less than $1 million upon achieving positive cash flow, and maintaining a minimum liquidity ratio with respect to all indebtedness owing to Comerica Bank of at least 1.25 to 1.00, which Comerica Bank had agreed to reduce to 1.00 to 1.00 until April 15, 2013. The Credit Facility contains customary covenants that will, subject to limited exceptions, require Comerica's approval to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, material adverse events, payment defaults of other indebtedness, failure to deliver audited financial statements with an unqualified opinion, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Credit Facility. As of September 30, 2013, we were in compliance with all loan covenants.
Agility Capital Credit Facility
On October 30, 2013, the Company closed a Loan Agreement (the "Loan Agreement") with Agility Capital II, LLC (“Agility”), providing for a revolving line of credit of up to $500,000, which amount may be increased to $650,000 under certain conditions (the “Maximum Revolving Line”). The Company may request advances under the Loan Agreement in an aggregate outstanding amount not to exceed the lesser of (i) the applicable Maximum Revolving Line or (ii) a borrowing base equal to 30% of the Company's eligible accounts receivable balances. Amounts borrowed under the Loan Agreement are due on the earlier of (i) the date on which the Company’s borrowings under its loan agreement with Comerica Bank become due and payable, and (ii) October 25, 2014. The interest rate per annum for advances under the Loan Agreement is 12.00%. If a default occurs under the Loan Agreement, the interest rate per annum for advances under the Loan Agreement would increase to 18.00%. In addition, if a default in the payment of principal occurs under the Loan Agreement, the Company would be required to pay a default fee equal to$10,000 plus an additional $15,000 for each subsequent 30-day period during which such payment default remains uncured.
The Loan Agreement is secured by substantially all of Rainmaker’s consolidated assets. The Loan Agreement contains customary covenants that will, subject to limited exceptions, require Agility’s approval to, among other things, (i) create liens; (ii) acquire or transfer assets outside of the ordinary course of business; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Loan Agreement also requires that the Company comply with the financial covenants contained in its loan agreement with Comerica Bank. The Loan Agreement also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Loan Agreement. The Company’s obligations under the Loan Agreement are subordinated to the Company’s obligations under its loan agreement with Comerica Bank, pursuant to a subordination agreement between Agility and Comerica Bank.
In addition, Agility received a warrant to purchase 216,667 shares of the Company's common stock. The warrant has a 7-year term and an exercise price of $0.45 per share. The warrant may also be exercised by way of a cashless exercise. The warrant also contains provisions that protect its holder against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as future issuances of common stock at a price below the warrant's exercise price, stock dividends, stock splits and other similar events.
Notes Payable – Insurance
On August 13, 2012, we entered into an agreement with AON Private Risk Management to finance our 2012 to 2013 insurance premiums with AFCO Acceptance Corporation in the amount of $62,000. The interest rate on the note payable is 6.068% and the note is payable in nine equal monthly installment payments beginning in September 2012. As of September 30, 2013, the remaining liability under this financing agreement was $0.

6.    COMMITMENTS AND CONTINGENCIES
Lease Commitments

As of September 30, 2013, our operating commitments include operating leases for our facilities and certain property and equipment that expire at various dates through 2015. All of these leases are described in more detail below. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and upfront cash flow related to purchasing the assets.
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
In September 2011, we extended an existing lease in Austin, Texas on approximately 21,388 square feet of space for a term of 24 months through December 31, 2013. Annual rent under the lease approximated $212,000, or $18,000 monthly. Additionally, we paid our proportionate share of maintenance on the common areas in the business park. On January 25, 2013, the Company announced the closure of the Company's Austin facility as operations were to be consolidated in our headquarters in Campbell, California and our United Kingdom location as part of a strategic reallocation of resources designed to increase levels of service to customers and generate operating cost savings. On May 10, 2013, the Company agreed to terminate the Austin facility lease effective September 15, 2013. During the three and nine months ended September 30, 2013, the Company recorded charges of $19,000 and $169,000, respectively, related to the Austin facility closure.
In October 2012, we executed an office lease agreement for 5,000 square feet of office space for call center operations in Godalming outside of London. The lease has a thirty-month term and terminates in March 2015. Annual base rent for this facility is 28,000 Great Britain Pounds. Based on the exchange rate at September 30, 2013, annual rent is approximately $43,000.
Rent expense under operating lease agreements for continuing operations during the nine months ended September 30, 2013 and 2012 was $398,000 and $622,000, respectively.
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

Our customer contracts typically require us to contingently indemnify against certain qualified third party claims. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of September 30, 2013 and December 31, 2012.
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
A summary of the activity of the fair value of the Level 3 liabilities for the three months ended September 30, 2013 and 2012 is as follows (in thousands):

	Beginning Fair Value of Level 3 Liabilities	Transfers In (Out)	Loss on Fair Value Re- measurement	Ending Fair Value of Level 3 Liabilities
2013
Common stock warrant liability	$134	$—	$66	$200
2012
Common stock warrant liability	$495	$—	$337	$832
A summary of the activity of the fair value of the Level 3 liabilities for the nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	Beginning Fair Value of Level 3 Liabilities	Transfers In (Out)	Loss (Gain) on Fair Value Re- measurement	Ending Fair Value of Level 3 Liabilities
2013
Common stock warrant liability	$348	$—	$(148)	$200
2012
Contingent consideration — Optima (1)	$225	$(225)	$—	$—
Common stock warrant liability	$517	$—	$315	$832

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

The following table represents the fair value hierarchy for our financial assets and liabilities held by us measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
September 30, 2013
Assets:
Money market funds (1)	$1,641	$—	$—
Liabilities:
Common stock warrant liability (2)	$—	$—	$200
December 31, 2012
Assets:
Money market funds (1)	$1,640	$—	$—
Liabilities:
Common stock warrant liability (2)	$—	$—	$348
  ____________

(1)	Money market funds are valued using active quoted market rates.

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

The Company uses the Black-Scholes model to value our common stock warrant liability. The following are the assumptions used to measure the warrant liability at September 30, 2013 and December 31, 2012, which were determined in a manner consistent with that described for stock option awards as set forth in Note 8:

	September 30,	December 31,
	2013	2012
Expected life in years	2.75	3.50
Volatility	84.57%	65.99%
Risk-free interest rate	0.63%	0.34%
Dividend rate	—%	—%
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
Stock Compensation
In 2003, the board of directors adopted and the stockholders approved the 2003 Stock Incentive Plan (“2003 Plan”). The 2003 Plan provides for the issuance of incentive stock options or nonqualified stock options to employees, consultants and non-employee members of the board of directors, and issuance of shares of common stock for purchase or as a bonus for services rendered ("restricted stock awards").
On December 21, 2012, the board of directors approved and adopted the 2012 Inducement Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the issuance of nonqualified stock options and shares of common stock, either with or without a purchase price, to newly hired employees as a material inducement to such individuals entering into our employment. Stockholder approval of the 2012 Plan was not required under SEC or NASDAQ Capital Market rules.
During the three and nine months ended September 30, 2013, we had restricted stock awards that vested. We are required to withhold income taxes at statutory rates based on the closing market value of the vested shares on the date of vesting. Accordingly, we offer employees the ability to have vested shares withheld by us in an amount equal to the amount of taxes to be withheld. We purchased 52,357 and 231,126 shares during the three and nine months ended September 30, 2013 with a cost of approximately $21,000 and $132,000, respectively, from employees to cover federal and state taxes due. During the nine months ended September 30, 2013, we granted restricted stock awards for 650,000 shares to four members of our board of directors with immediate vesting. During the three months ended September 30, 2013, we granted restricted stock awards for 100,000 shares to two non-employees with vesting term of one year and a fair value of $35,000 at date of grant.
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
The fair value of stock options is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions, including expected time to exercise, future stock price volatility, risk-free interest rates, and dividend rates which greatly affect the calculated values. Stock-based compensation expense is recorded net of an estimated forfeiture rate and trued-up upon vesting. These factors could change in the future, which would affect the stock-based compensation expense in future periods. The estimated fair value of stock-based awards is amortized using the straight-line method over the vesting period of the awards.
We expense stock-based compensation to the same expense categories in which the respective award grantee’s salary expense is reported. The table below reflects stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock-based compensation expense included in:
Cost of services	$24	$24	$57	$77
Sales and marketing	15	12	136	34
Technology and development	59	32	157	75
General and administrative	126	149	1,002	421
	$224	$217	$1,352	$607
At September 30, 2013, approximately $1.6 million of stock-based compensation expense relating to unvested awards had not been amortized and will be expensed in future periods through 2016. Under current grants that are unvested and outstanding, approximately $131,000 will be expensed in the remainder of 2013 as stock-based compensation, subject to true-up adjustments for forfeitures and vestings during the year.
We calculate the value of our stock option awards when they are granted. Accordingly, we update our valuation assumptions for the risk-free interest rate on the date of grant. Annually, we prepare an analysis of the historical activity of our stock price and within our option plans as well as the demographic characteristics of the grantees of options within our stock option plan to determine the stock price volatility, estimated life of the grants and an estimated forfeiture rate. During the nine months ended September 30, 2013 and 2012, the weighted average valuation assumptions for stock option awards and forfeiture rates used for the expense calculations for stock option and restricted stock awards were as follows:

	Nine Months Ended
	September 30,
	2013	2012
Expected life in years	3.94	3.76
Volatility	75.16%	65.99%
Risk-free interest rate	0.50%	0.44%
Dividend rate	—%	—%
Forfeiture Rates:
Options	21.66%	27.61%
Restricted stock	15.90%	15.04%
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
A summary of activity under our 2003 Plan and 2012 Plan for the nine months ended September 30, 2013 is as follows (in thousands):

		Options Outstanding
	Available for Grant	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2012	810	1,169	$1.25
Authorized	2,575	—	—
Options granted	(2,105)	2,105	0.45
Restricted stock awards granted	(1,518)	—	—
Options exercised	—	(5)	0.81
Options canceled	318	(318)	1.41
Restricted stock awards forfeited	413	—	—
Balance at September 30, 2013	493	2,951	$0.66

In accordance with the 2003 Plan as in effect on the first trading date of January 2013, the number of shares authorized for grant under the 2003 Plan automatically increases on the first trading date of January by an amount equal to the lesser of 4% of our outstanding common stock at the previous December 31 or 1,000,000 shares. Shares outstanding at December 31, 2012 were 28,428,000 and the additional shares authorized amounted to 1,000,000 under the 2003 Plan. On June 5, 2013, the Company's stockholders approved an additional 1,200,000 shares authorized under the 2003 Plan and an increase in the maximum number of shares that can be issued under the annual evergreen provision of the 2003 plan on the first trading day in January of each calendar year from 1,000,000 shares to 2,000,000 shares (or, if less, 4% of the outstanding shares on the last trading day in December of the then immediately preceding calendar year). In addition, on February 19, 2013, the Company authorized an additional 375,000 shares under the 2012 Plan for issuance to the Company's then incoming chief financial officer.
The following table summarizes the activity with regard to restricted stock awards during the nine months ended September 30, 2013. Restricted stock awards are issued from the 2003 Plan and 2012 Plan and any issuances reduce the shares available for grant as indicated in the previous table. Restricted stock awards are valued at the closing market price of our stock on the date of the grant (in thousands).

	Number of Shares	Weighted Average Grant Price
Balance of nonvested shares at December 31, 2012	2,255	$0.80
Granted	1,518	0.70
Vested	(1,929)	0.55
Forfeited	(413)	0.95
Balance of nonvested shares at September 30, 2013	1,431	$0.68
The total grant date fair value of the nonvested restricted stock awards was $969,000 as of September 30, 2013.

9.    SUBSEQUENT EVENTS
On October 30, 2013, the Company closed a Loan Agreement (the "Loan Agreement") with Agility Capital II, LLC (“Agility”), providing for a revolving line of credit of up to $500,000, which amount may be increased to $650,000 under certain conditions. See Note 5 for a discussion of our loan agreement with Agility.

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
Important factors which could cause actual results to differ materially from those in the forward-looking statements include:

•	our ability to raise additional equity or debt financing,

•	our client concentration given that we are currently dependent on a few significant client relationships,

•	our ability to acquire new clients and increase demand,

•	our ability to maintain compliance with our debt covenants,

•	the possibility of the discontinuation of some client relationships,

•	general market conditions,

• the high degree of uncertainty and our limited visibility due to economic conditions,
• our ability to execute our business strategy and manage growth,
• our ability to integrate domestic and/or foreign acquisitions without disruption to our business,

•	the effectiveness of our sales team and approach, our ability to target, analyze and forecast the revenue to be derived from a client and the costs associated with providing services to that client,
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

Overview
Rainmaker is a business selling partner providing global B2B e-Commerce solutions enhanced by Global Commerce Services. Our suite of cloud applications increase visibility and control of revenue streams and are utilized by customers, channel partners, end customers and our service sales teams. Our dedicated Global Commerce Services Agents have specific expertise in our customers' businesses, are deployed under our customers' brands and follow a sales process tailored specifically for the client. Our solutions address the critical elements of B2B online buying, the renewals process, including data management, quoting, selling and learning management services. We believe our solutions, which tightly integrate software, managed services and data, reflects the growing trend of delivering enterprise services via the cloud.
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
Management believes there have been no significant changes during the nine months ended September 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition

and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on April 1, 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	69.9	55.2	66.5	56.0
Gross margin	30.1%	44.8%	33.5%	44.0%
Operating expenses:
Sales and marketing	21.8	7.6	17.9	7.8
Technology and development	32.0	17.4	29.0	21.4
General and administrative	50.5	21.5	50.6	21.0
Depreciation and amortization	9.5	6.1	9.2	6.1
Total operating expenses	113.8%	52.6%	106.7%	56.3%
Operating loss	(83.7)	(7.8)	(73.2)	(12.3)
Loss (gain) due to change in fair value of warrant liability	1.6	4.9	(1.1)	1.6
Interest and other expense, net	1.4	0.9	1.5	0.7
Loss before income tax (benefit) expense	(86.7)%	(13.6)%	(73.6)%	(14.6)%
Income tax (benefit) expense	(0.5)	0.1	0.3	0.6
Net loss from continuing operations	(86.2)%	(13.7)%	(73.9)%	(15.2)%
Income (loss) from discontinued operations, net of tax	(0.8)	(10.2)	0.4	(13.3)
Net loss	(87.0)%	(23.9)%	(73.5)%	(28.5)%

Foreign currency translation adjustments	2.0	0.4	(0.6)	(0.4)
Comprehensive loss	(85.0)%	(23.5)%	(74.1)%	(28.9)%
Comparison of Three Months Ended September 30, 2013 and 2012
Net Revenue. Net revenue decreased $2.7 million, or 40%, to $4.2 million in the three months ended September 30, 2013, as compared to $6.9 million for the three months ended September 30, 2012 primarily due to the elimination of non-strategic client programs and the loss of clients through acquisition or contract termination totaling $2.6 million.
Cost of Services and Gross Margin. Cost of services decreased $902,000, or 24%, to $2.9 million in the three months ended September 30, 2013, as compared to $3.8 million in the 2012 comparative period primarily due to lower revenue as described above. Our gross margin percentages were 30% and 45%, respectively, in the three months ended September 30, 2013 and 2012. The erosion in gross margin is due to declines in our higher margin GrowCommerce business and lower sales volume and additional expenses to support the telesales infrastructure.
Sales and Marketing Expenses. Sales and marketing expenses increased $381,000, or 73%, to $905,000 in the three months ended September 30, 2013, as compared to $524,000 in the 2012 comparative period. The change was primarily attributable to an increase in sales and marketing staff compensation expense of $305,000 and higher outside services for public relations and marketing services of $78,000.
Technology and Development Expenses. Technology and development expenses increased $134,000, or 11%, to $1.3 million during the three months ended September 30, 2013, as compared to $1.2 million in the 2012 comparative period. The increase was primarily attributable to an increase in outsourced services expense of $103,000, higher consulting and temporary services of $296,000 and higher personnel cost to support the development efforts of $146,000 offset by a $379,000 increase in the amount of costs capitalized as internally developed software.
General and Administrative Expenses. General and administrative expenses increased $616,000, or 41%, to $2.1 million during the three months ended September 30, 2013, as compared to $1.5 million in the 2012 comparative period. The increase was primarily due to higher compensation expense of $210,000, an out-of-period charge of $420,000 for overstatement of credit card receivables, increases in legal and audit expense of $101,000 and an increase of $98,000 in board of directors' compensation offset by a reduction in temporary services of $156,000 and lower rent expense due to the closure of the Austin facility of $66,000.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $24,000, or 6%, to $396,000 for the three months ended September 30, 2013, as compared to $420,000 in the 2012 comparative period. Depreciation and amortization expense decreased due to a decrease in amortization of capitalized software development costs.
Interest and Other Expense, Net. The components of interest and other expense, net, are as follows (in thousands):

	Three Months Ended September 30,		Change
	2013	2012
Interest expense, net	$44	$56	$(12)
Currency translation loss	18	7	11
Other	(3)	—	(3)
Total	$59	$63	$(4)
Income Tax (Benefit) Expense. Income tax benefit was $20,000 for the three months ended September 30, 2013 as compared income tax expense of $7,000 for the three months ended September 30, 2012. Our income tax benefit for the three months ended September 30, 2013 was based on our estimate of taxable income for the full year ending December 31, 2013, and primarily consists of estimates of foreign taxes and domestic gross margin taxes for certain states and includes a benefit relate to a provision true up to the 2012 tax returns.
Income (Loss) from Discontinued Operations, Net of Tax. Loss from discontinued operations for the three months ended September 30, 2013 was $34,000 as compared to a loss from discontinued operations for the three months ended September 30, 2012 of $706,000. The loss from discontinued operations in the three months ended September 30, 2013 is attributable to a settlement related to disputed invoices for services previously provided .
Comparison of Nine Months Ended September 30, 2013 and 2012
Net Revenue. Net revenue decreased $6.7 million, or 33%, to $13.5 million in the nine months ended September 30, 2013, as compared to $20.2 million for the nine months ended September 30, 2012, primarily due to the elimination of non-strategic client programs and loss of clients through acquisition or contract termination of $7.2 million, the reduction of GrowCommerce platform volume of $623,000 and lower ViewCentral Learning Management System revenue of $283,000 offset by growth in GrowCommerce channel and telesales volume of $1.1 million.
Cost of Services and Gross Margin. Cost of services decreased $2.3 million, or 20%, to $9.0 million in the nine months ended September 30, 2013, as compared to $11.3 million in the 2012 comparative period due to lower revenue as described above. Our gross margin percentages were 33.5% and 44.0%, respectively, in the nine month periods ended September 30, 2013 and 2012. The erosion in gross margin was due to costs associated with the one time charge of transitioning call center agents from our Austin, Texas facility to our UK facility and declines in our higher margin GrowCommerce business.
Sales and Marketing Expenses. Sales and marketing expenses increased $853,000, or 54%, to $2.4 million during the nine months ended September 30, 2013, as compared to $1.6 million in the 2012 comparative period. The change is primarily attributable to an increase in stock compensation expense of $102,000, increases in recruiting fees of $72,000 for new sales and marketing personnel, higher personnel cost of $525,000 and an increase in outside services for marketing and public relations of $153,000.
Technology and Development Expenses. Technology and development expenses decreased $391,000, or 9%, to $3.9 million during the nine months ended September 30, 2013, as compared to $4.3 million in the 2012 comparative period. The decrease was primarily attributable to decreases in equipment costs and outsourced services expense of $323,000, a $516,000 increase in the amount of costs capitalized as internally developed software and costs capitalized for development of customer specific platform currently recorded in other non-current assets of $387,000 offset by increases in personnel cost of $304,000, increased consulting and temporary services cost of $386,000, higher stock compensation expense of $81,000 and an increase in recruiting fees of $51,000.
General and Administrative Expenses. General and administrative expenses increased $2.6 million, or 62%, to $6.9 million during the nine months ended September 30, 2013, as compared to the 2012 comparative period. The increase was primarily due to non-recurring expenses of $345,000 related to the relocation of the finance function from the Austin, Texas facility to our Campbell, California facility, an out-of-period charge of $420,000 for overstatement of credit card receivables , a charge of $169,000 related to the closure of the Austin facility, a $280,000 impairment charge against vendor deposits, increases in stock compensation expense of $579,000, the majority of which relates to non-recurring restricted stock awards granted to board members which were fully vested upon grant, increases in legal fees of $489,000, an increase of $301,000 in board of directors' compensation and an increase in variable compensation of $342,000 and offset by lower administrative personnel cost of $84,000 and decreased consulting and temporary service costs of $205,000.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $15,000, or 1%, to $1.2 million during the nine months ended September 30, 2013, as compared to the 2012 comparative period. Depreciation and amortization expense increased due to an increase in amortization of capitalized software development costs.
Interest and Other Expense, Net. The components of interest and other expense, net, are as follows (in thousands):

	Nine Months Ended September 30,		Change
	2013	2012
Interest expense, net	$155	$117	$38
Currency translation loss	19	17	2
Other	31	—	31
Total	$205	$134	$71
Income Tax Expense. Income tax expense decreased $90,000, or 72%, to $35,000 during the nine months ended September 30, 2013, as compared to the 2012 comparative period. The decrease is attributable to a lower estimate of domestic gross margin taxes for certain states and includes a benefit for a provision true up to the 2012 tax returns.
Income (Loss) from Discontinued Operations, Net of Tax. Income from discontinued operations for the nine months ended September 30, 2013 was $53,000 as compared to a loss from discontinued operations for the nine months ended September 30, 2012 of $2.7 million. The income from discontinued operation for the nine months ended September 30, 2013 is a result of the winddown of a contract that was assigned to Shore Solutions as part of the sale of our Manila operations in December 2012 offset by an adjustment to the sales price pursuant to the Stock Purchase Agreement.

Liquidity and Sources of Capital
Cash used in operating activities for the nine months ended September 30, 2013 was $2.9 million, as compared to cash used in operating activities of $1.6 million in the nine months ended September 30, 2012. Cash used in operating activities in the nine months ended September 30, 2013 was primarily the result of the net loss from continuing operations of $9.9 million, offset by non-cash expenses for depreciation of property of $1.2 million, stock-based compensation expenses of $1.4 million, a provision for impairment related to vendor deposits of $280,000, a provision for allowances of credit card receivables of $420,000 and changes in operating assets and liabilities that provided cash of $3.9 million as a result of managing working capital.
Cash used in operating activities for the nine months ended September 30, 2012 was $1.6 million, primarily as a result of the net loss from continuing operations of $5.7 million, offset by non-cash expenses for depreciation of property of $1.2 million and stock-based compensation expenses of $607,000, changes in operating assets and liabilities that provided cash of $371,000, primarily as a result of the reduction of accounts receivable and managing working capital, and cash provided by discontinued operations of $1.0 million.
Cash used in investing activities was $1.6 million in the nine months ended September 30, 2013, as compared to cash used in investing activities of $1.8 million in the nine months ended September 30, 2012. Cash used in investing activities in the nine months ended September 30, 2013 was primarily a result of capital expenditures of $1.6 million. Cash used in investing activities in the nine months ended September 30, 2012 was primarily the result of capital expenditures of $907,000 and cash used in discontinued operations of $837,000.
Cash provided by financing activities was approximately $4.2 million in the nine months ended September 30, 2013, as compared to cash used in financing activities of $813,000 in the nine months ended September 30, 2012. Cash provided by financing activities in the nine months ended September 30, 2013 was primarily a result of net proceeds of $5.5 million from the sale of common stock, repayment of borrowings of $1.4 million under our Term Loan and Revolving Line and purchases of $132,000 of treasury stock from employees for shares withheld for income taxes payable on restricted stock awards vested during the nine months ended September 30, 2013 offset by proceeds from borrowings of $200,000 under our Revolving Line. Cash used in financing activities in the nine months ended September 30, 2012 was primarily the result of the $3.9 million in repayment of borrowings under our previous line of credit with Bridge Bank and purchases of $233,000 of treasury stock from employees for shares withheld for income tax payable on restricted stock awards vested during the nine months ended September 30, 2012, offset by borrowings of $4.6 million under out Term Loan and Revolving Line of Credit with Comerica Bank.
At September 30, 2013, the Company had a net working capital deficit of $10.0 million. Our principal source of liquidity as of September 30, 2013 consisted of $4.2 million of cash and cash equivalents and $4.2 million of net accounts receivable. Our debt balance as of September 30, 2013 was $3 million, of which $1.2 million is due on December 14, 2013 and $2.4 million is payable within the next twelve months. In addition, our borrowings of $500,000 under our loan agreement with Agility Capital

II, LLC, that we entered into in October 2013, may mature on December 14, 2013. See below under "Credit Arrangements" for further discussion of our credit facility with Comerica Bank and Agility Capital II, LLC. Our accounts payable balance increased from $7.2 million as of December 31, 2012 to $10.6 million as of September 30, 2013. $8.7 million of the September 30, 2013 accounts payable balance is related to a merchant account of a customer.
On April 5, 2013, the Company completed the sale of approximately 13 million shares of our common stock in a registered direct offering. The gross cash proceeds from the sale of common stock was approximately $5.8 million, with net proceeds totaling approximately $5.5 million. The Company is currently pursuing a plan to achieve profitable operations through a combination of increased sales, decreased expenses, obtaining third party capital and restructuring its debt. There can be no assurance that we will be successful in increasing sales, reducing expenses, obtaining third party capital or restructuring our debt. We are also evaluating our options to sell non-strategic assets as we focus on the Company's core business. In the event that the Company fails to achieve profitable operations, fails to reduce expenses, fails to restructure its debt and/or is unable to raise additional capital, we will not have adequate cash or financial resources to operate for the next twelve months, which raises substantial doubt about our ability to continue as a going concern and pay our liabilities as they become due.
Credit Arrangements
On June 14, 2012, the Company entered into a Loan and Security Agreement with Comerica Bank (the "Credit Facility"). The maximum amount of credit available to the Company under the Credit Facility is $5 million, comprised of a $3 million term loan facility ("Term Loan") and a $2 million revolving line of credit ("Revolving Line"), which includes a $500,000 sub-facility for letters of credit and certain credit card services. Term Loan advances outstanding on December 31, 2012 are payable in thirty equal monthly installments of principal, plus accrued interest, beginning on January 1, 2013 and ending on June 14, 2015. As of September 30, 2013, there was $2.1 million outstanding under the Term Loan and $1.2 million outstanding under the Revolving Line.
Rainmaker also may request additional advances under the Revolving Line in an aggregate outstanding amount not to exceed the lesser of (i) the Revolving Line or (ii) the borrowing base, which is 80% of the Company's eligible accounts receivable balances, less the aggregate face amount of letters of credit issued and the aggregate limits of any credit cards issued and any merchant credit card processing reserves, plus an overformula amount of $575,000 until October 10, 2013. The borrowing availability under the Revolving Line at September 30, 2013 was $1.6 million. Amounts borrowed under the Revolving Line are due on December 14, 2013. The interest rate per annum for advances under the Credit Facility is the Prime Referenced Rate, as defined in the Credit Facility, plus the applicable margin. The applicable margin is one and one half percent (1.50%) per annum for the Revolving Line and two and one quarter percent (2.25%) per annum for the Term Loan. The interest rates on our Term Loan and Revolving Line were 5.50% and 4.75%, respectively, as of September 30, 2013.
The Credit Facility is secured by substantially all of Rainmaker’s consolidated assets. Rainmaker must comply with certain financial covenants, including maintaining unrestricted cash with Comerica Bank equal to the greater of $1 million or the aggregate outstanding amount of Term Loan advances, and not less than $1 million upon achieving positive cash flow, and maintaining a minimum liquidity ratio with respect to all indebtedness owing to Comerica Bank of at least 1.25 to 1.00, which Comerica Bank had agreed to reduce to 1.00 to 1.00 until April 15, 2013. The Credit Facility contains customary covenants that will, subject to limited exceptions, require Comerica's approval to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, material adverse events, payment defaults of other indebtedness, failure to deliver audited financial statements with an unqualified opinion, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Credit Facility. As of September 30, 2013, we were in compliance with all loan covenants.
On October 30, 2013, the Company closed a Loan Agreement (the "Loan Agreement") with Agility Capital II, LLC (“Agility”), providing for a revolving line of credit of up to $500,000, which amount may be increased to $650,000 under certain conditions (the “Maximum Revolving Line”). The Company may request advances under the Loan Agreement in an aggregate outstanding amount not to exceed the lesser of (i) the applicable Maximum Revolving Line or (ii) a borrowing base equal to 30% of the Company's eligible accounts receivable balances. Amounts borrowed under the Loan Agreement are due on the earlier of (i) the date on which the Company’s borrowings under its loan agreement with Comerica Bank become due and payable, and (ii) October 25, 2014. The interest rate per annum for advances under the Loan Agreement is 12.00%. If a default occurs under the Loan Agreement, the interest rate per annum for advances under the Loan Agreement would increase to 18.00%. In addition, if a default in the payment of principal occurs under the Loan Agreement, the Company would be required to pay a default fee equal to $10,000 plus an additional $15,000 for each subsequent 30-day period during which such payment default remains uncured.
The Loan Agreement is secured by substantially all of Rainmaker’s consolidated assets. The Loan Agreement contains customary covenants that will, subject to limited exceptions, require Agility’s approval to, among other things, (i) create liens; (ii) acquire or transfer assets outside of the ordinary course of business; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Loan Agreement also requires that the Company comply with the financial covenants contained in its loan agreement with Comerica Bank. The Loan Agreement also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Loan Agreement. The Company’s obligations under the Loan Agreement are subordinated to the Company’s obligations under its loan agreement with Comerica Bank, pursuant to a subordination agreement between Agility and Comerica Bank.

In addition, Agility received a warrant to purchase 216,667 shares of the Company's common stock. The warrant has a 7-year term and an exercise price of $0.45 per share. The warrant may also be exercised by way of a cashless exercise. The warrant also contains provisions that protect its holder against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as future issuances of common stock at a price below the warrant's exercise price, stock dividends, stock splits and other similar events.

Off-Balance Sheet Arrangements
As of September 30, 2013 and December 31, 2012, we had no off-balance sheet arrangements or obligations as defined under SEC rules and regulations.

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

Disclosure Controls and Procedures
As of September 30, 2013, our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Change in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer Purchases of Equity Securities
The table below presents share repurchase activity for the three months ended September 30, 2013. The shares were repurchased by us in connection with satisfaction of tax withholding obligations on vested restricted stock.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
July1, 2013 - July 31, 2013	497	$0.38	N/A	N/A
August 1 2013 - August 31, 2013	51,165	$0.41	N/A	N/A
September 1, 2013 - September 30, 2013	695	$0.45	N/A	N/A
Total	52,357	$0.41	N/A	N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
On November 13, 2013, the Company received notice from Microsoft Corporation that it has elected to discontinue two programs under existing statements of work entered into on July 1, 2013.  The parties have mutually agreed to discontinue services on the two programs as of December 31, 2013.  For the quarter ended September 30, 2013, the two programs accounted for approximately $750,000 of the Company’s net revenue

ITEM 6.    EXHIBITS

(a)	Exhibits
The following exhibits are incorporated by reference or filed with this report as indicated below:

10.1	Executive Employment Agreement dated as of October 4, 2013 between Rainmaker Systems, Inc. and Bradford Peppard.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINMAKER SYSTEMS, INC.

Dated:	November 19, 2013	/s/ Bradford Peppard
Bradford Peppard
Chief Financial Officer