Form 10-K
period 2013-12-31
RAINMAKER SYSTEMS INC
filed 2014-04-01
CIK 1094007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER 000-28009
RAINMAKER SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0442860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 EAST HAMILTON AVE CAMPBELL, CALIFORNIA	95008
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (408) 626-3800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Names of Each Exchange on which Registered
Common Stock, $0.001 par value per share	None
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $16 million as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of the registrant’s common stock reported by the Nasdaq Capital Market on that date. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
At March 25, 2014, the registrant had 42,582,731 shares of common stock, $0.001 par value, outstanding.
Documents Incorporated by Reference: None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors,” that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activities, performance or achievements expressed in or implied by such forward-looking statements.
Among the important factors which could cause actual results to differ materially from those in the forward-looking statements include:

•	our ability to raise additional equity or debt financing,

•	our ability to restructure our debt,

•	our ability to execute our business strategy,

•	our client concentration given that we are currently dependent on a few significant client relationships,

•	the possibility of the discontinuation of some client relationships,

•	market acceptance of our solutions and pricing options,

•	our ability to acquire new clients and increase demand,

•	our ability to control costs,

•	general market conditions,

•	the macro-economic environment and its impact on our business as our clients are reducing their overall marketing spending and our clients’ customers are reducing their purchase of services contracts,

•	the high degree of uncertainty and our limited visibility due to economic conditions,

•	the effectiveness of our sales team and approach, our ability to target, analyze and forecast the revenue to be derived from a client and the costs associated with providing services to that client,

•	the date during the course of a calendar year that a new client is acquired,

•	the length of the integration cycle for new clients and the timing of revenues and costs associated therewith,

•	potential competition in the marketplace,

•	the ability to retain and attract employees and board members,

•	our ability to maintain and develop our existing technology platform and to deploy new technology,

•	the financial condition of our clients’ businesses,

•	the protection of our intellectual property,

•	our ability to integrate domestic and/or foreign acquisitions without disruption to our business,

•	and other factors as detailed in Part I Item 1A—“Risk Factors” of this Annual Report on Form 10-K.
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
Introduction
Rainmaker Systems, Inc. and its subsidiaries (“Rainmaker”, “we”, “our”, or the “Company”) is focused on serving large business enterprises to help them increase sales to small and medium sized businesses. The Company's services include lead generation services, SMB sales and contract renewals and the management of outside training for profit.
We have developed an integrated solution, the Rainmaker Revenue Delivery PlatformSM, that combines specialized sales and marketing services coupled with our proprietary, renewals software and business analytics. Our services include marketing strategy development, personalized renewals or subscription e-commerce and microsite creation and hosting, inbound and outbound e-mail, direct mail, chat, and high-end global call center services.
Our ViewCentral SaaS platform provides an end-to-end solution for the management and delivery of training and certification programs, or training-as-a-business, for corporations. The ViewCentral Learning Management System ("LMS") platform is a SaaS, cloud based, on-demand, training management system, available 24x7 with no software installation. This self-service platform is highly configurable, so our customers utilize only the modules they need, branded as they choose. Designed specifically to automate time-consuming manual administration and to maximize training participation, the ViewCentral suite contains tools for before, during and after course delivery.
Recent Events
In January 2010, we acquired Optima Consulting Partners Limited (“Optima”), a B2B lead development provider with offices then in the United Kingdom, France, and Germany. During 2010, we integrated our European operations into one primary office in the United Kingdom and closed our Canadian call center facility.
On December 17, 2012, we completed a stock purchase agreement with Shore Solutions Inc. (“Shore”) pursuant to which we agreed to sell our Manila-based operations of Rainmaker Systems, Ltd. and its wholly owned subsidiary, Rainmaker Asia, Inc. (together, "Manila" or "RSL"). Under the stock purchase agreement, we received an initial cash payment at closing of $845,000. In addition to the closing payment, we may receive additional contingent consideration based on multiple earn-out provisions included within the stock purchase agreement, which provide us the ability to receive additional consideration of $300,000 at target plus a nominal percentage of certain revenues of RSL during the period from January 1, 2013 through December 31, 2015. The Company did not record any additional consideration in the year ending December 31, 2013. The loss on disposal of discontinued operations for the sale of RSL recorded in the year ended December 31, 2012 is based on its net book value as of December 17, 2012.
On January 25, 2013, we announced the closure of our Austin, Texas facility as operations were to be consolidated in our headquarters in Campbell, California and our United Kingdom location as part of a strategic reallocation of resources designed to increase levels of service to customers and operating cost savings.
In April 2013, we issued and sold 13.0 million shares of our common stock in a registered direct offering and raised gross cash proceeds of approximately $5.8 million. The $5.5 million of net cash proceeds from the offering were used for general corporate purposes, including working capital and capital expenditures.
Symantec Corporation has elected not to renew its customer contracts with the Company, which expire on March 31, 2014.
Overview
Global Client Services
The Company provides an integrated solution to the complex sales and marketing needs of our clients. We believe our solution helps our clients address the challenges created by changing industry conditions more efficiently and effectively than traditional approaches. Our Revenue Delivery Platform combines (1) our renewals technology options for end-to-end management of the customer lifecycle, (2) on-demand hosted marketing campaign delivery technologies (3) data development and analytics services and (4) our global client sales and delivery services.
We deliver a high value service to our clients' customers in a cost effective manner while delivering channel friendly ways designed to increase online sales. The scalability of our solution enables us to sell in over 34 languages from sales centers around the globe. Our solution is designed to help provide optimized service revenue performance across different revenue models, distribution models and segments within technology and technology-enabled industries, including hardware, software, software-as-a-service and telecommunications.

The capabilities of our Revenue Delivery Platform fall into three broad areas: integration and enhancement of our clients’ customer or prospect data; marketing strategy development and execution; and result delivery to our clients or their partners, typically either a qualified lead or a closed sale. While these capabilities are individually useful to our clients, we believe that they are significantly more valuable and effective when provided as part of our integrated solution. Our Revenue Delivery Platform’s capabilities are described more fully below:
Data Integration and Enhancement.    At the launch of a client engagement, we are typically either provided with a customer list or are asked to source and identify qualified prospects from our client’s website or a website we develop using our client’s branding. We take these lists and profile, cleanse and supplement the data with information from third party databases. The data cleansing and integration process improves the financial, contact and other relevant information that is used in our marketing processes. This process can be applied equally to prospect information and to our client’s current customer information which is often not updated with regard to financial and key decision maker information.
Marketing Strategy Development and Execution.    We develop multi-channel sales and marketing strategies which integrates a combination of e-mail, direct mail, chat and telesales. Our clients trust us to use their brand on the microsites, landing pages or portals, and the multi-channel marketing materials that we develop in the execution of our services and in all interactions with their customers. Our technology enables us to create integrated marketing approaches to allow our clients’ customers to obtain key information and purchase our clients’ products and services online. We believe this integration differentiates our solution from the approaches many companies are taking to solve these complex sales and marketing challenges.
Customer Deliverables and Integration.    Our data integration and enhancement capabilities and our ability to contact customers and prospects using our marketing strategy execution services enable us to deliver to our clients or their partners closed sales of service contracts, software licenses and subscriptions, warranty renewals, or qualified leads. These transactions require tight integration with our clients’ systems to allow us to pass the leads to the appropriate sales force or enter the sale and contract information correctly. We have invested significantly in developing the technology to enable us to create these integrations when we sign new clients.
In support of our Revenue Delivery Platform we offer a suite of marketing automation and analytics software and services to enable us and our clients to measure the effectiveness of our data integration and enhancement technologies and our marketing strategy development and execution. Our analytic services allows us to quickly determine what is working and what may require optimization of a particular campaign, and make adjustments to improve efficiency even while a campaign is ongoing. In addition, we frequently review past activity to better understand buying patterns so that we can identify more valuable leads for our clients and design more effective sales processes, marketing campaigns and materials in the future.
We believe that we compete effectively by combining:

•
our multi-channel direct marketing capability, which includes marketing campaigns through e-mail, chat, personalized microsites or customer portals, inbound and outbound calling, email, and direct mail;

•	our data analytics expertise;

•	the efficiency of our business processes and the expertise and knowledge of our staff; and

•	our proficiency in integrating our renewals technology platform with our clients’ technology systems.
View Central Learning Management System
Our ViewCentral Learning Management System is a solution that enables organizations to monetize and facilitate the delivery of training and certification programs, powering them to capture both incremental and recurring revenue from subscriptions-based offerings. The ViewCentral solution a sophisticated and integrated set of tools that automates the management and business processes of training programs, and delivers them via a cloud-based service available on-demand. Time-consuming manual administration tasks are eliminated, allowing for training participation to be maximized, and greater revenue generated.
The ViewCentral software is an end-to-end solution for managing and delivering training by integrating with an enterprise’s business processes, including back-end financial systems, which allows for easier management of payments and revenue recognition. Full reporting features enable training statistics to be correlated to follow-on sales, improved partner and revenue center tracking, lower support costs and many other business metrics. Equally important are tracking and reporting features that help our customers manage their revenue and the related expenses such as vendor costs.
The ViewCentral software provides course delivery workflows, including:

•	Pre-Training: Scheduling and publishing course catalogs, course marketing, registration and payment, workflow and email reminders/confirmations;

•	In-Training: Live in-classroom, live at third party site, live virtual classroom, webinars and podcasts, recorded and archived courses, self-paced e-learning; and

•	Post-Training: Student surveys, certifications, revenue reporting and reconciliation, CRM/ERP integration and cross-sell and up-sell marketing.
Our customers who use the ViewCentral platform have achieved higher attendance and greater training revenues through targeted and timely communications, automated registration and confirmation and training management best practices. In addition, they are able to provide continuous improvement of their external training programs through pre- and post-training polling and surveys, sophisticated tracking and reporting and business analysis tools.
When utilizing the ViewCentral solution, our customers have been able to reduce costs through streamlined, automated handling of event administration and logistics including registration, virtual or in-person seat reservation, payment and reimbursement. The platform offers features that help our customers track and report on schedule-level expenses and vendor costs-including POs, invoices and related costs. The platform provides improved visibility of the training business impact plus compliance data to meet regulatory requirements through automated tracking and reporting.
Strategy
Our objective is to be the leading global provider of B2B sales and marketing solutions in selected markets. Key elements of our strategy include:

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

•
Enhance Technology and Add New Products and Services.    We believe our integrated approach, which marries integrated marketing with online cloud-based selling with the human element of global sales agents to ensure our clients are positioned to “make the sale” regardless of the end user's preferred contact method, is a powerful competitive edge. Nevertheless, we plan to continue to enhance our technological capability with new products and services that deliver high value to our clients' customers in a cost effective manner.

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
Our Clients

Our clients consist of large enterprises in a range of industries, including hardware, software, software as a service and telecommunications, selling into their SMB market. Our clients typically have large customer bases and products and services that require complex selling processes to generate sales, thereby enabling them to benefit from our focused sales and marketing programs to assist them to generate more revenue.
We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the year ended December 31, 2013, three clients each accounted for 10% or more of our net revenue, with Microsoft Corporation ("Microsoft") representing approximately 43% of our net revenue, Symantec Corporation ("Symantec") representing approximately 24% of our net revenue and Hewlett-Packard Company ("Hewlett-Packard") representing approximately 10% of our net revenue. In the year ended December 31, 2012, three clients each accounted for 10% or more of our net revenue, with Microsoft representing approximately 35% of our net revenue, Symantec representing approximately 21% of our net revenue and Hewlett-Packard representing approximately 11% of our net revenue. In the year ended December 31, 2011, three clients each accounted for 10% or more of our net revenue, with Microsoft representing approximately 22% of our net revenue, Symantec representing approximately 21% of our net revenue and Hewlett-Packard representing approximately 14% of our net revenue.
Sales and Marketing
We market our products and services through a direct sales force. We also have an opportunity to cross-sell our solutions to our existing clients. We use direct marketing, public relations and trade association programs to communicate our offerings to potential clients. Our sales professionals typically have significant enterprise-level sales experience. The sales team is responsible for developing new clients, as well as new opportunities with existing clients. We support the sales process with cross-functional representation from other departments, including operations, finance, client marketing, data services and technology. We also support this effort with product management professionals responsible for continued development and enhancement of our service offerings.
Competition
The market for sales and marketing solutions is intensely competitive, evolving rapidly and highly fragmented. We believe the following factors are the principal methods of competition in our market:

•	Ability to offer integrated sales and marketing solutions, including Internet telesales and other media;

•	Sales and marketing focus and domain expertise;

•	Product performance, scalability and reliability;

•	Breadth and depth of solutions;

•	Strong reference customers;

•	Return on investment; and

•	Total cost of ownership.

In addition to the competitors listed below, we face competition from internal departments of current and potential clients. The competition we encounter includes:

•	Solutions designed to sell service and renewal contracts and provide lead generation services from companies such as ServiceSource and Maintenance.net;

•	Providers of business databases, data processing and database marketing services such as Harte-Hanks and infoUSA;

•	Subscriptions and e-commerce capabilities from companies such as Digital River, Elastic Path, and Hybris; and

•	Companies that offer training management systems, such as Cornerstone and Saba.

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
Employees
As of December 31, 2013, we employed approximately 150 employees. This compares to approximately 130 employees as of December 31, 2012. None of our employees are represented by labor unions or are subject to collective bargaining agreements, nor have we experienced any work stoppage. We consider our relationships with our employees to be good.
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
Corporate Information
We were founded in 1991 and are headquartered in the Silicon Valley in Campbell, California. As of December 31, 2013, we have an operation center outside of London, England. On January 25, 2013, we announced that our operations in Austin, Texas would be consolidated into our operations at our headquarters in the Silicon Valley and in our operations center outside of London, England. We are incorporated in Delaware. Our principal office is located at 900 East Hamilton Ave., Suite 400, Campbell, CA 95008 and our phone number is (408) 626-3800. Our website is www.rainmakersystems.com. We make available, free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS
Risks Related to Our Business
We will need to raise additional capital to meet our operating requirements, which might not be available to us on acceptable terms, if at all.
We will need to secure additional capital to fund our operating requirements. To date, we have raised capital through both equity and debt financings. On April 25, 2007, we completed a follow-on public offering of our common stock in which we issued an additional 3.5 million shares and raised approximately $27 million in net proceeds. In June 2011, we issued and sold 3.7 million shares of our common stock, together with warrants to purchase up to an aggregate 1.6 million additional shares, in a public offering and raised gross cash proceeds of approximately $3.9 million. In April 2013, we issued and sold 13.0 million shares of our common stock in a registered direct offering and raised gross proceeds of approximately $5.8 million.
At December 31, 2013, the Company had a net working capital deficit of $14.5 million. Our principal source of liquidity as of December 31, 2013 consisted of $3.6 million of cash and cash equivalents and $3.6 million of net accounts receivable. Our debt balance as of December 31, 2013 was $3.6 million, consisting of $3.0 million owing to Comerica Bank and $500,000 owing to Agility Capital II, LLC. Our loans owing to Comerica Bank are due on May 1, 2014. Our loans owing to Agility Capital II, LLC are due on May 1, 2014, commensurate with the Comerica Bank loans. Our accounts payable balance increased from $7.2 million as of December 31, 2012 to $13.0 million as of December 31, 2013. $11.1 million of the December 31, 2013 accounts payable balance is related to a merchant account of a customer that has elected not to renew its contract.
Any additional equity financing will be dilutive to stockholders, and additional debt financing, if available, may involve restrictive covenants and interest expense that will affect our financial results. We need to raise substantial additional capital through the issuance of equity securities, debt financing and /or the sale of assets to have sufficient liquidity to meet our planned operating requirements, which raises substantial doubt about our ability to continue as a going concern and pay our liabilities as they become due. If we are unable to raise sufficient additional capital, it would jeopardize our current operations and future business plans, and will require us to curtail our operations. External financing sources may not be available, may be inadequate to fund our operations, or may be on terms unfavorable to the Company. See further discussion of our ability to continue as a going concern in Note 1 to our consolidated financial statements and under "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Sources of Capital".
We have incurred recent losses and may incur losses in the future.
We have incurred recent losses and have an accumulated deficit through December 31, 2013. We cannot guarantee that our future operations will result in net income. A failure to increase future revenues will harm our business. If our revenues grow more slowly than we anticipate or our operating expenses exceed our expectations, our operating results will suffer.
A further discussion of our plans to achieve profitable operations and continue as a going concern appears in Note 1 to our consolidated financial statements and under "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Sources of Capital". Our future viability is dependent on our ability to execute these plans successfully. If we fail to do so, we would not have adequate liquidity to fund our operations and continue as a going concern.
Our loan agreements with Comerica Bank and Agility Capital mature on May 1, 2014. If we are unable to refinance or restructure our existing indebtedness with Comerica Bank and Agility Capital, we might not have or be able to obtain sufficient cash to repay such indebtedness when due. In addition, we are subject to certain financial covenants under our loan agreements with Comerica Bank and Agility Capital. If we are unable to satisfy these covenants or obtain a waiver, the lenders could demand immediate repayment of their loans made to us.
On June 14, 2012, we entered into a Loan and Security Agreement with Comerica Bank (the “Comerica Credit Facility”), which replaced Bridge Bank, N.A. as our primary lender. The maximum amount of credit available to us under the Comerica Credit Facility at inception was $5 million, comprised of a $3 million term loan facility ("Term Loan") and a $2 million revolving line of credit (“Revolving Line”), which includes a $500,000 sub-facility for letters of credit and certain credit card services. The Comerica Credit Facility is secured by substantially all of our consolidated assets. As of December 31, 2013, $3.0 million was outstanding under the Comerica Credit Facility, consisting of the $1.8 million outstanding under the Term Loan and $1.2 million outstanding under the Revolving Line. On October 30, 2013, we entered into a Loan Agreement with Agility Capital II, LLC (“Agility Capital”), providing for a revolving line of credit of up to $500,000, which amount may be increased to $650,000 under certain conditions (the “Agility Credit Facility”). The Agility Credit Facility is secured by substantially all of our consolidated assets and is subordinated to the Comerica Credit Facility. As of December 31, 2013, $500,000 was outstanding under the Agility Credit Facility. The Comerica Credit Facility and the Agility Credit Facility matured by their terms on December 14, 2013.
On February 27, 2014, Comerica Bank issued a notice of default as the Revolving Line was still outstanding. The notice of default also stated that Comerica Bank would not take any action to enforce its rights and remedies under the Comerica Credit Facility but reserved the right to do so in the future. On February 28, 2014, Agility Capital issued a notice of default due to the notice of default received from Comerica Bank. As a result of the notice of default, the interest rate on advances under the Agility Credit Facility increased to 18% and the Company paid a default fee of $10,000. On March 19, 2014, the Company and Comerica Bank entered into a forbearance agreement pursuant to which Comerica Bank agreed to extend the scheduled maturity date of the Revolving Line until May 1, 2014. In addition, under the terms of the forbearance agreement, (i) the amounts outstanding under the Term Loan are due on May 1, 2014, coterminous with the Revolving Line, (ii) advances under the Revolving Line are limited to $1,000,000 at any time outstanding, (iii) restricted cash in the amount of $1,562,000 will be held in a segregated deposit account at Comerica Bank as additional collateral for the Term Loan, (iv) effective March 1, 2014, the applicable margin for the Revolving Line was increased to two and one quarter percent (2.25%), and for the Term Loan was decreased to one and one half percent (1.50%), and (v) the Company must satisfactorily address a material accounts payable owed to a customer by April 1, 2014. It is uncertain that we will be able to meet the commitment to address the material accounts payable owed to a customer. Commensurate with the Comerica Credit Facility, the scheduled maturity date of the Agility Credit Facility was extended to May 1, 2014. If we are unable to refinance or restructure our indebtedness owed to Comerica Bank and Agility Capital prior to their maturity, we may not have or be able to obtain sufficient cash to repay such indebtedness when due and we would be in default of the loan agreements governing such indebtedness. If Comerica Bank or Agility Capital were to demand repayment, our business, financial condition and results of operations would be significantly harmed and we may be unable to continue as a going concern.
In addition, we must comply with certain financial covenants under the Comerica Credit Facility and the Agility Credit Facility, including maintaining a minimum liquidity ratio with respect to all indebtedness owing to Comerica Bank of at least 1.25 to 1.00. The Comerica Credit Facility and the Agility Credit Facility also contain customary covenants that will, subject to limited exceptions, require Comerica Bank' s and Agility Capital’ s approval to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Comerica Credit Facility and the Agility Credit Facility also provide for customary events of default, including nonpayment, breach of covenants, material adverse events, payment defaults of other indebtedness, failure to deliver audited financial statements with an unqualified opinion, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Comerica Credit Facility and the Agility Credit Facility. If we are not able to comply with such covenants or if any event of default otherwise occurs, our outstanding loan balances could become due and payable immediately and our existing credit facilities with Comerica Bank and Agility Capital could be canceled. Unless we are able to obtain a waiver from Comerica Bank and Agility Capital for any covenant violations, our business, financial condition and results of operations would be significantly harmed and we may be unable to continue as a going concern. As of December 31, 2013, we were not in compliance with all loan covenants as we were past due on the repayment of the amounts outstanding under the Revolving Line. The maturity date of the Revolving Line was extended to May 1, 2014 as discussed above.
Because we depend on a small number of clients for a significant portion of our revenue, the loss of a single client or any significant reduction in the volume of services we provide to any of our significant clients would result in a substantial decrease in our revenue and have a material adverse impact on our financial position.
In the year ended December 31, 2013, three clients each accounted for 10% or more of our net revenue, with Microsoft representing approximately 43% of our net revenue, Symantec representing approximately 24% of our net revenue and Hewlett-Packard representing approximately 10% of our net revenue. In the year ended December 31, 2012, three clients each accounted for 10% or more of our net revenue, with Microsoft representing approximately 35% of our net revenue, Symantec representing approximately 21% of our net revenue and Hewlett-Packard representing approximately 11% of our net revenue. In the year ended

December 31, 2011, three clients each accounted for 10% or more of our net revenue, with Microsoft representing approximately 22% of our net revenue, Symantec representing approximately 21% of our net revenue and Hewlett-Packard representing approximately 14% of our net revenue.
Symantec has elected not to renew its customer contracts with the Company, which expire on March 31, 2014.
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
Our business plan and expectations for the future require that we effectively manage our cost structure, including our operating expenses and capital expenditures. To the extent that we do not effectively manage our costs, our financial results may be adversely affected.
Macro-economic conditions could negatively impact our results of operations.
Unfavorable macro-economic conditions have contributed in the past to our clients reducing their overall marketing spending and our clients’ customers reducing their purchases of our clients’ products and services. If the economic climate in the U.S. or abroad does not continue to improve from its current condition or deteriorates, our clients or prospective clients could reduce or delay their purchases of our services, and our clients’ customers could reduce or delay their purchases of our clients’ products and services, which would adversely impact our revenues and our profitability.
We have strong competitors and may not be able to compete effectively against them.
Competition in our industry is intense, and such competition may increase in the future. Our competitors include e-commerce service providers of service contract sales and lead generation services, enterprise application software providers, providers of database marketing services, online marketing services and companies that offer training management systems. We also face competition from internal marketing and technology departments of current and potential clients. Additionally, for portions of our service offering, we may face competition from outsource providers with substantial offshore facilities which may enable them to compete aggressively with similar service offerings at a substantially lower price. Many of our existing or potential competitors have greater brand recognition, longer operating histories, and significantly greater financial, technical and marketing resources, which could further impact our ability to address competitive pressures. Should competitive factors require us to increase spending for, and investment in, client acquisition and retention or for the development of new services, our expenses could increase disproportionately to our revenues. Competitive pressures may also necessitate price reductions and other actions that would likely affect our business adversely. Additionally, there can be no assurances that we will have the resources to maintain a sufficient level of spending to address changes in the competitive landscape. Failure to maintain or to produce revenue proportionate to any increase in expenses would have a negative impact on our financial position, cash flows and operating results.
Our agreements with our clients allow for termination with short notice periods.
Our agreements generally allow our clients to terminate such agreements without cause with 30 to 90 day's notice. Our clients are under no obligation to renew their engagements with us when their contracts come up for renewal. In addition, our agreements with our clients are generally not exclusive. Our agreements with Microsoft expire at various dates from June 2014 through June 2015, and generally can be terminated with thirty day's notice. Our agreements with Hewlett-Packard expire in October 2014 to March 2018 and can be terminated prior to expiration with sixty day's notice. Symantec has elected not to renew its customer contracts with the Company, which expire on March 31, 2014.
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
To date, we have focused our business on providing our service offerings to enterprises in selected markets that retain our services in an effort to market and sell their offerings to their business customers. We may seek to expand our service offerings in the future to other markets, including other geographical areas and industry verticals or seek to provide other related services to our clients. Any such effort to expand could cause us to incur significant investment costs and expenses which may not generate significant revenue growth. In addition, any efforts to expand could divert management resources from existing operations and require us to commit significant financial and other resources to unproven businesses.
We have signed clients to our channel contract sales solution to increase revenue from our clients’ resellers. While this solution has been adopted by a number of resellers of our clients, there is no assurance that all major resellers will use this solution, which may limit us from achieving the full revenue potential of this solution.
We have made significant investments in technology systems used in our business operations. Such assets are subject to reviews for impairment in the event they are not fully utilized.
We have made significant investments in technology and system improvements related to servicing clients and capitalized those costs while the technology was being developed. We have invested $11 million in e-commerce technology and system improvements, which are generally amortized over two to five years. If events or circumstances prohibit us from using these systems, we may be forced to impair one or more of these systems, which could result in a non-cash impairment charge to our financial results. For the year ended December 31, 2013, we recorded an impairment charge of $2.3 million related to such assets supporting our e-commerce platform. We expect to invest additional amounts into technology and system improvements in the future which would bear similar risks.
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
We perform a valuation analysis on all of our acquisitions as a basis for initially recognizing and measuring intangible assets including goodwill in our financial statements. We are required to test for impairment the carrying value of our goodwill at the reporting unit level at least annually, and we are required to test for impairment the carrying value of goodwill as well as our other intangible assets that are subject to amortization and our tangible long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Such events or changes in circumstances may include a persistent decline in stock price and market capitalization, reduced future cash flow estimates, loss of key customers and slower growth rates in our industry.
We performed our annual goodwill impairment evaluation for 2013 as of December 31, 2013, and concluded that goodwill was impaired as the carrying value exceeded the estimated implied fair value and an impairment charge of $5.4 million was recorded in the year ended December 31, 2013. At December 31, 2013, we had $0 in goodwill recorded on our consolidated balance sheet. In the future, our test of impairment could result in further adjustments, or in write-downs or write-offs of assets, which would negatively affect our financial position and operating results.
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
We cannot guarantee that we will be successful in creating international demand for our services or that we will be able to effectively sell our clients’ products and services in international markets.
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
We have recently undergone changes in our executive management team. Our Chief Executive Officer, Donald Massaro, joined the Company in December 2012, and the Chief Financial Officer, Bradford Peppard, joined the Company in that position in October 2013. Our new executive management team has undertaken a restructuring of the Company's operations aimed at repositioning the Company for future growth. Execution of the plan by the new management team to restructure and reposition the business is essential to future growth. In addition, any future growth will place additional demands on our managerial, administrative, operational and financial resources. We will need to improve our operational, financial and managerial controls and information systems and procedures and will need to train and manage our overall work force. If we are unable to successfully implement our restructuring plan or manage additional growth effectively, our business, financial condition and results of operations will be significantly harmed.
The length and unpredictability of the sales and integration cycles could cause delays in our revenue growth.
Selection of our services and software can entail an extended decision making process on the part of prospective clients. We often must educate our potential clients regarding the use and benefit of our services and software, which may delay the evaluation and acceptance process. For our SaaS solutions, the selling cycle can extend to approximately 9 to 12 months or longer between initial client contact and signing of an agreement. Once our services and software are selected, integration with our clients’ systems can be a lengthy process, which further impacts the timing of revenue. Because we are unable to control many of the factors that influence our clients’ buying decisions or the integration process of our services and software, it is difficult to forecast the growth and timing of our revenue recognition.
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
As we continue to grow our service offerings, we will experience seasonal fluctuations in our revenue as our customers' spending on marketing can be stronger in some quarters than others partially due to our customers' budget and fiscal schedules. In addition, since certain of our service offerings have lower gross margins than our other service offerings, we may experience quarterly fluctuations in our financial performance as a result of a seasonal shift in the mix of our service offerings.
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
In the event that one of our operations facilities has a lapse of service or damage to such facility, our clients could experience interruptions in our service as well as delays, and we might incur additional expense in arranging new facilities and services. Our disaster recovery computer hardware and systems located at our facilities in California and the United Kingdom have not been tested under actual disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage occurring at one of our operations facilities. In the event of a disaster in which one of our operations facilities is irreparably damaged or destroyed, we could experience lengthy interruptions in our service. While we have not experienced extended system failures in the past, any interruptions or delays in our service, whether as a result of third party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with clients and our reputation. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability, cause us to issue credits or cause clients to fail to renew their contracts, any of which could adversely affect our business, financial condition and results of operations. Temporary or permanent loss of these systems could limit our ability to conduct our business and result in lost revenue.

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
We file sales tax returns in certain states and municipalities within the U.S. as required by law and collect and remit sales tax on certain client contracts for a portion of the sales and marketing services that we provide. We do not collect sales or other similar taxes in other states and many of the states do not apply sales or similar taxes to the vast majority of the services that we provide. However, one or more states could seek to impose additional sales or use tax collection and record-keeping obligations on us. Any successful action by state, foreign or other authorities to compel us to collect and remit sales, use or similar taxes, either retroactively, prospectively or both, could adversely affect our results of operations and business.
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
The industry in which we operate is rapidly changing and evolving. The evolution of this industry makes our risks, capital needs and operating results difficult to predict. Any failure to adapt our services in response to changing market and technological requirements could adversely affect our operating results. In 2009, we acquired the e-commerce technology of Grow Commerce. We had entered into new lines of business to integrate the Grow Commerce assets to advance our SaaS strategies. We will be required to devote substantial financial, technical, managerial and other resources to such new lines of business and cannot ensure that they will be successful.
We are subject to government regulation of distribution and direct marketing, which could restrict the operation and growth of our business.
The FTC’s telesales rules prohibit misrepresentations of the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation and specifically address other perceived telemarketing abuses in the offering of prizes. Additionally, the FTC’s rules limit the hours during which telemarketers may call consumers. The Federal Telephone Consumer Protection Act of 1991 contains other restrictions on facsimile transmissions and on telemarketers, including a prohibition on the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 contains restrictions on the content and distribution of commercial e-mail. A number of states also regulate telemarketing and some states have enacted restrictions similar to these federal laws. In addition, a number of states regulate e-mail and facsimile transmissions. State regulations of telesales, e-mail and facsimile transmissions may be more restrictive than federal laws. Additionally, our renewals and e-commerce services are subject to U.S. and foreign export laws and regulations. Any failure by us to comply with applicable statutes and regulations could result in penalties and/or restrictions on our ability to provide services. There can be no assurance that additional federal or state legislation, or changes in regulatory implementation or judicial interpretation of existing or future laws, would not limit our activities in the future or significantly increase the cost of regulatory compliance.
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
Our common stock price is volatile.
During the year ended December 31, 2013, the price for our common stock fluctuated between $0.23 per share and $0.95 per share. During the year ended December 31, 2012, the price for our common stock fluctuated between $0.55 per share and $1.37 per share. The trading price of our common stock may continue to fluctuate widely for reasons including:

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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of December 31, 2013, we had 41.5 million outstanding shares of common stock which included 582,000 unvested shares issued pursuant to restricted stock awards granted to certain employees and directors. These restricted shares will become available for public sales subject to the respective employees’ and directors’ continued employment or service with the Company over vesting periods of not more than four years. In addition, there were an aggregate of 4.5 million shares of common stock issuable upon exercise of outstanding stock options and warrants, including 2.7 million shares of common stock issuable upon exercise of options outstanding under our option plan and 1.8 million shares of common stock issuable upon exercise of the outstanding warrants issued to the investors in our June 2011 equity offering and issued to Agility Capital II, LLC in October 2013. The 2011 warrants have a five-year term from issuance and the Agility warrants have a seven-year term. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, employee compensation or otherwise.
If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.
The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us or our business. Presently, analysts do not publish reports on us on a regular basis, which in turn may have an adverse effect on our stock price or trading volume. If any of the analysts who cover us now or in the future issue an adverse opinion regarding our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of the Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our administrative, sales, marketing and domestic call center operations are located in one location totaling 27,131 square feet in Campbell, California. This location is covered by a lease, which expires in 2016.
Our European call center operations are located in one location totaling 5,000 square feet in Godalming, England. This location is covered by a lease, which expires in 2015.

ITEM 3.	LEGAL PROCEEDINGS

On February 8, 2013, the Company's former Chief Executive Officer, Michael Silton, filed a demand for arbitration and complaint with the American Arbitration Association, alleging breach of contract and other causes of action relating to the termination of Mr. Silton's employment with the Company in October 2012. Mr. Silton sought full payment of severance benefits in the amount of approximately $1.0 millon, plus compensation for unused vacation, related penalties and punitive damages. On March 21, 2013, the Company filed a responsive pleading in the arbitration proceedings. On May 15, 2013, the American Arbitration Association appointed an arbitrator. Thereafter, Mr. Silton withdrew his arbitration claim and on May 22, 2013, filed a complaint against the Company in the Santa Clara Superior Court. The allegations and causes of action were the same as the complaint filed with the American Arbitration Association. On July 5, 2013, the Company filed an answer to Mr. Silton's complaint and a cross-complaint against Mr. Silton. On or about August 1, 2013, Mr. Silton filed an answer to the cross-complaint. Between July and December 2013, the parties served and responded to written discovery requests and produced documents. In January 2014, the parties agreed to proceed to mediation. On January 28, 2014, the parties reached a settlement at mediation and executed a confidential settlement agreement. Pursuant to the settlement agreement, and in exchange for a release of claims, Mr. Silton received a payment from the Company's insurer and 1,000,000 shares of the Company's common stock. A portion of the payment and the shares of common stock was paid to Mr. Silton's legal counsel. After effectuating the terms of the settlement, the case was formally dismissed on March 17, 2014. In connection with the settlement agreement, the Company recorded a charge of $200,000 in the year ended December 31, 2013.
On July 9, 2013, YKnot Holdings LLC (“YKnot”) filed a complaint seeking damages against the Company in the Santa Clara Superior Court alleging breach of contract and related causes of action arising from the eCommerce Processor Agreement (the “Agreement”) entered into by YKnot and the Company in January 2012.  The central allegation in the complaint alleged that the Company failed to timely pay over certain reserves held by the Company against chargebacks and returns relating to YKnot's products in accordance with the Agreement.  On August 12, 2013, the Company filed an answer to the complaint and filed a cross-complaint against YKnot.  In January 2014, the parties agreed to proceed to mediation. On January 28, 2014, the parties reached a settlement at mediation and executed a settlement agreement pursuant to which the Company and YKnot agreed to a mutual "walk away" settlement and release with no money or other consideration paid to either party.
From time to time in the ordinary course of business, we are subject to other claims, asserted or unasserted, or named as a party to other lawsuits or investigations. We are not aware of any such asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition, results of operations or cash flows. See Item 1A— “Risk Factors” for additional discussion of the litigation and regulatory risks facing our Company.

ITEM 4.	MINE SAFETY DISCLOSURES
 Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTCQX marketplace under the symbol “RMKR”. The following table lists the high and low sale prices for our common stock for each full quarterly period within the two most recent fiscal years as reported on the OTCQX marketplace beginning on August 7, 2013 and on the Nasdaq Stock Market prior to August 7, 2013.

	Q1	Q2	Q3	Q4
2013
High	$0.95	$0.58	$0.60	$0.60
Low	$0.43	$0.33	$0.33	$0.23
2012
High	$0.89	$0.86	$1.24	$1.37
Low	$0.60	$0.55	$0.75	$0.60
As of March 25, 2014, we had approximately 99 common stockholders of record. On March 25, 2014, the last reported sale price of our common stock on the OTCQX marketplace was $0.20 per share.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, covenants in our Credit Facilities described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” limit our ability to pay cash dividends.
Issuer Purchases of Equity Securities
During the twelve months ended December 31, 2013, the Company had restricted stock awards that vested. The Company is required to withhold income taxes at statutory rates based on the closing market value of the vested shares on the date of vesting. The Company offers employees the ability to sell their vested shares to the Company in an amount equal to the amount of the income taxes to be withheld. Based on this, the Company purchased 273,724 shares during the twelve months ended December 31, 2013, with a cost of approximately $149,000 from employees to cover federal and state taxes due.
The table below presents share repurchase activity for the three months ended December 31, 2013. The shares were repurchased by us in connection with satisfaction of tax withholding obligations on vested restricted stock awards.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 - October 31, 2013	1,660	$0.45	N/A	N/A
November 1, 2013 - November 30, 2013	40,243	$0.40	N/A	N/A
December 1, 2013 - December 31, 2013	695	$0.25	N/A	N/A
Total	42,598	$0.40	N/A	N/A
Sales of Unregistered Securities
On October 30, 2013, the Company issued a warrant to Agility Capital II, LLC to purchase 216,667 shares of the Company's common stock. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. See Note 6 to our consolidated financial statements for further discussion of the warrant issued to Agility Capital II, LLC. On December 30, 2013, the Company issued 40,000 shares of the Company's common stock to a consultant.  The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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
The Company is focused on serving large business enterprises to help them increase sales to small and medium sized businesses. The Company's services include lead generation services, SMB sales and contract renewals and the management of outside training for profit.
We have developed an integrated solution, the Rainmaker Revenue Delivery PlatformSM, that combines specialized sales and marketing services with our proprietary, renewals software and business analytics. Our services include marketing strategy development, personalized renewals or subscription e-commerce and microsite creation and hosting, inbound and outbound e-mail, direct mail, chat, and high-end global call center services.
Our ViewCentral SaaS platform provides an end-to-end solution for the management and delivery of training and certification programs, or training-as-a-business, for corporations. The ViewCentral Learning Management System platform is a SaaS, cloud based, on-demand, training management system, available 24x7 with no software installation. This self-service platform is highly configurable, so our customers utilize only the modules they need, branded as they choose. Designed specifically to automate time-consuming manual administration and to maximize training participation, the ViewCentral suite contains tools for before, during and after course delivery.
We are headquartered in the Silicon Valley in Campbell, California, and have additional operations outside of London, England. We also utilize outsourced service providers located in the Dominican Republic and the Philippines. Our global clients consist primarily of large enterprises operating in a range of industries, including hardware, software, software-as- a-service and telecommunications, selling into their SMB market.
Our strategy for long-term, sustained growth is to maintain and improve our position as a leading global provider of B2B sales and marketing solutions in selected markets. A key aspect of this enhanced solution is to provide our clients a way to partner with Rainmaker on a scalable, repeatable and reliable sales model. This enables our clients to turn customer contacts into revenue generating opportunities while simplifying otherwise complex sales and marketing needs. We operate as a seamless extension of our clients' sales and marketing teams incorporating their brands and trademarks and leveraging business practices to amplify existing efforts.
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
Our acquisition of ViewCentral, our Learning Management System solution, in September 2006 added hosted application software for training sales to our service offerings and a significant new customer base.
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
On December 17, 2012, we completed a stock purchase agreement with Shore Solutions Inc. (“Shore”) pursuant to which we agreed to sell our Manila-based operations of Rainmaker Systems, Ltd. and its wholly owned subsidiary, Rainmaker Asia, Inc. (together, "Manila" or "RSL") Under the stock purchase agreement, we received an initial cash payment at closing of $845,000. In addition to the closing payment, we may receive additional contingent consideration based on multiple earn-out provisions included within the stock purchase agreement, which provide us the ability to receive additional consideration of $300,000 at target plus a nominal percentage of certain revenues of RSL during the period from January 1, 2013 through December 31, 2015. The Company did not record any additional consideration in the year ending December 31, 2013. The loss on disposal of discontinued operations for the sale of RSL recorded in the year ended December 31, 2012 is based on its net book value as of December 17, 2012.
On January 25, 2013, we announced the closure of our Austin, Texas facility as operations were to be consolidated in our headquarters in Campbell, California and our United Kingdom location as part of a strategic reallocation of resources designed to increased levels of service to customers and operating cost savings. On May 10, 2013, the Company agreed to terminate the Austin facility lease effective September 15, 2013. During the year ended December 31, 2013, the Company recorded a charge of $179,000 related to the Austin facility closure.
On January 31, 2013, we executed a fourth amendment to the operating lease for our corporate headquarters in Campbell, California, effective February 1, 2013, providing an additional 3,936 square feet of additional space. The amendment did not modify the 3-year term, effective December 1, 2012. Annual base rent under the amended lease is approximately $365,000 in the first year of the lease, or $321,000 after deducting free base rent in the first three months of the amended lease, and increases by 3% each year thereafter for the remaining term. In addition, we will continue to pay our proportionate share of operating costs and taxes based on our occupancy, and a irrevocable standby letter of credit issued to the landlord was reduced to $40,000 for a security deposit. On July 2, 2013, we executed the fifth amendment to the Campbell operating lease effective July 1, 2013, providing an additional 6,771 square feet of space. The fifth amendment to the Campbell operating lease did not change the terms of the leas as previously amended. Annual base rent under the amended lease is approximately $536,000 in the first year of the lease and increased by 3% each year thereafter for the remaining term. The fifth amendment to the Campbell operating lease increased the irrevocable standby letter of credit issued to the landlord to $61,000.
On April 1, 2013, we issued and sold 13.0 million shares of our common stock in a registered direct offering and received gross proceeds of approximately $5.8 million. The $5.5 million of net cash proceeds from the offering were used for general corporate purposes, including working capital and capital expenditures.
We reported net revenue of $26.4 million in 2011, representing a decline over the prior year due primarily to customer losses including the loss of Sun Microsystems, a significant client in 2010. We reported a net loss of $11.0 million for 2011.
We reported net revenue of $25.4 million in 2012, representing a 4% decline over the prior year due primarily the loss of Sun Microsystems during 2010. We reported a net loss of $10.3 million for 2012.
We reported net revenue of $17.7 million in 2013, representing a 30% decline over the prior year due primarily to elimination of non-strategic client programs and contract terminations. We reported a net loss of $21.0 million for 2013.
See discussion of our ability to continue as a going concern in Note 1 to our consolidated financial statements and under "Liquidity and Sources of Capital" below.
Net Revenue
We derive substantially all of our revenue from (i) the online sale of our clients' products to their SMB customers, (ii) the sale of our clients' service contracts and maintenance renewals, (iii) lead development and other telesales services, and (iv) software subscriptions for hosted Internet sales of web-based training.
Product and Service Contract Renewals (Contract Sales).    We sell, on behalf of our clients, (i) our clients' products through online sales and (ii) our clients’ service contracts and maintenance renewals. We earn commissions on the sale of these services to our clients’ customers, which we report as our net revenue. We are typically responsible for the complete sales process, including marketing and customer identification and order processing. We also take responsibility for collecting the amount paid by our clients' customers. As a result, when we complete a sale, we record the full amount of the sale on our balance sheet as accounts receivable. We record revenue for the commissions we earn on the transaction, which is based on a fixed percentage of the amount payable by our clients’ customer based on the agreement with our client. We record the difference between the sale amount and our commission as an account payable, representing the amount we will remit to our client according to our payment terms. Our clients’ customers pay us by credit card, check or on payment terms which are generally 30 days from sale. None of our clients’ customers represented more than 10% of our net revenue in 2013. Because our revenue is commission-based, it can vary significantly. Our agreements with our clients for these services typically have one- to three-year terms, with automatic renewal provisions. These agreements are generally terminable on 90 days' notice by either party.
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
Gross Margin
Gross margin is calculated as net revenue less the costs associated with selling our clients’ products and services or delivering our services to our clients. Cost of services include compensation costs of telesales personnel, telesales commissions and bonuses, outsourced call center services, costs of designing, producing and delivering marketing services, credit card fees, bad debts, and salaries and other personnel expenses related to fee-based activities. Costs of services also include the cost of allocated facility and telephone usage for our telesales representatives as well as other direct costs associated with the delivery of our services. Cost of services related to training sales relates primarily to the cost of personnel to support our hosted application. Most of the costs of services are personnel related and are mostly variable in relation to our net revenue. Bonuses and sales commissions will typically change in proportion to net revenue or profitability. Commission and bonus expense included in gross margin are typically related to incentives paid to our telesales representatives for incremental sales of our clients’ contracts and leads generated. Our gross margin will fluctuate in the future with changes in our product mix.
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
Technology and Development Expenses
Technology and development expenses include costs associated with the technology infrastructure that support our solutions. These costs include compensation and related costs for technology personnel, consultants, purchases of non-capitalizable software and hardware, and support and maintenance costs related to our systems. We also invest in the continued development of our solutions. Costs related to development of internal use software are capitalized and depreciated over its useful life of two to five years. Technology and development expenses do not include depreciation of hardware and software systems.
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
Interest and Other Expense, Net
Interest and other expense, net, reflects income received on cash and cash equivalents, interest expense on debt and capital lease agreements, foreign currency gains/losses and other income and expense.

Results of Operations
The following table sets forth for the periods given selected financial data as a percentage of our net revenue. The table and discussion below should be read in connection with the financial statements and the notes thereto which appear elsewhere in this report.

	Year Ended December 31,
	2013	2012	2011
Net revenue	100.0%	100.0%	100.0%
Cost of services	69.5	56.8	58.2
Gross margin	30.5%	43.2%	41.8%
Operating expenses:
Sales and marketing	19.3	7.8	14.7
Technology and development	31.3	21.9	28.3
General and administrative	49.7	21.5	29.6
Depreciation and amortization	9.6	6.5	9.0
Impairment of long-lived assets	13.2	—	—
Impairment of goodwill	30.4	—	—
Loss (gain) on fair value re-measurement	—	—	0.2
Total operating expenses	153.5%	57.7%	81.8%
Operating loss	(123.0)	(14.5)	(40.0)
Gain due to change in fair value of warrant liability	(1.9)	(0.7)	(1.1)
Interest and other expense, net	1.7	0.9	0.7
Loss before income tax (benefit) expense	(122.8)%	(14.7)%	(39.6)%
Income tax (benefit) expense	(3.7)	1.0	0.1
Net loss from continuing operations	(119.1)%	(15.7)%	(39.7)%
Net income (loss) from discontinued operations (including loss on disposal in 2012)	0.3	(24.9)	(2.0)
Net loss	(118.8)%	(40.6)%	(41.7)%

Foreign currency translation adjustments	(0.4)	1.3	(1.7)
Comprehensive loss	(119.2)%	(39.3)%	(43.4)%
Comparison of the Years Ended December 31, 2013 and 2012
Net Revenue. Net revenue decreased $7.7 million, or 30%, to $17.7 million in the year ended December 31, 2013, as compared to the year ended December 31, 2012. The decrease in net revenue is attributable to the elimination of non-strategic client programs and contract terminations of $8.2 million, a reduction in our e-commerce platform volume of $757,000, and lower ViewCentral Learning Management System revenue of $503,000 due to client attrition offset by growth in telesales volume of $1.9 million.
Cost of Services and Gross Margin. Cost of services decreased $2.1 million or 15%, to $12.3 million in the year ended December 31, 2013, as compared to the 2012 comparative period primarily due to lower revenue as described above. Our gross margin percentage was 30% and 43%, respectively, in the years ended December 31, 2013 and 2012. The decline in gross margin was primarily due to costs associated with the one time charge of transitioning call center agents from our Austin, Texas facility to our UK facility and declines in our higher margin contract renewals and ViewCentral Learning Management System businesses.
Sales and Marketing Expenses. Sales and marketing expenses increased $1.4 million, or 72%, to $3.4 million in the year ended December 31, 2013, as compared to the 2012 comparative period. The increase was primarily attributable to an increase in personnel costs of $1.0 million and increases in marketing and public relations costs of $261,000.
Technology and Development Expenses. Technology and development expenses were flat with a slight decrease of $31,000, or 1%, to $5.5 million during the year ended December 31, 2013, as compared to the 2012 comparative period as the activity undertaken to maintain our technology platforms was consistent with the prior year.
General and Administrative Expenses. General and administrative expenses increased $3.3 million, or 61%, to $8.8 million during the year ended December 31, 2013, as compared to the 2012 comparative period. The increase was primarily due to non-

recurring expenses of $345,000 related to the relocation of the finance function from the Austin, Texas facility to our Campbell, California facility, an out-of-period charge of $420,000 for overstatement of credit card receivables, a charge of $179,000 related to the closure of the Austin facility, a $280,000 impairment charge against vendor deposits, increases in stock compensation expense of $511,000, the majority of which relates to non-recurring restricted stock awards granted to board members which were fully vested upon grant, increases in legal fees of $613,000 due to litigation, a $200,000 charge in connection with the settlement of the claim by our former CEO, an increase of $296,000 in board of directors' compensation, an increase in variable compensation of $433,000 and an increase in investor relations cost of $120,000 offset by decreased temporary service cost of $172,000.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $55,000, or 3%, to $1.7 million for the year ended December 31, 2013, as compared to the 2012 comparative period.
Impairment of Long-Lived Assets. For the year ended December 31, 2013, we recorded an impairment charge for property and equipment, primarily capitalized software development costs, of $2.3 million related to our e-commerce platform business.
Impairment of Goodwill. For the year ended December 31, 2013, we recorded an impairment charge related to goodwill of $5.4 million.
Interest and Other Expense, Net.  The components of interest and other expense, net are as follows (in thousands):

	Year Ended December 31,		Change
	2013	2012
Interest and other expense, net	$228	$237	$9
Currency translation (gain) loss	35	(21)	(56)
Other	31	$—	(31)
Total	$294	$216	$(78)
Currency transaction loss (gain) is primarily due to the fluctuation of currency exchange rates among the U.S. Dollar and the British Pound. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.
Gain Due to Change in Fair Value of Warrant Liability. Gain due to change in fair value of warrant liability increased $175,000, or 104%, to $344,000 for year ended December 31, 2013, as compared to the 2012 comparative period. The increase in the gain is attributable to a decline in the value of the common stock warrants driven primarily by the decrease in the Company's stock price at December 31, 2013. In June 2011, we issued 1.6 million warrants as part of our equity offering. In October 2013, we issued 217,000 warrants as part of our borrowings from Agility Capital LLC II. We classified the warrants as liabilities under the balance sheet caption “Common stock warrant liability” and estimated their fair value, as of the issuance and balance sheet dates, utilizing the Black-Scholes valuation method.
Income Tax Expense. Income tax benefit was $657,000 for the year ended December 31, 2013 as compared to income tax expense of $241,000 for the year ended December 31, 2012. Our income tax benefit for year ended December 31, 2013 reflects the release of deferred tax liabilities related to the impairment of goodwill, a true-up of 2012 state and foreign taxes and a reversal of a foreign tax payable. This benefit was offset by our income tax for the full year ending December 31, 2013, which primarily consists of estimates of foreign taxes and domestic gross margin taxes for certain states.
Net Loss from Discontinued Operations. Net income from discontinued operations was $50,000 for the year ended December 31, 2013, as compared to a net loss from discontinued operations of $6.3 million in the 2012 comparative period. The net income from discontinued operations for 2013 is attributable to payments and true-up adjustments. The loss for 2012 includes a loss from the disposal of discontinued operations of $3.3 million for the sale of the Manila operations. The loss from the disposal of discontinued operations represents the difference between the gross sale proceeds of $845,000, net of associated legal fees and closing costs, and the net book value of Rainmaker Systems, Ltd. For further discussion of our discontinued operations, refer to Note 3 to our consolidated financial statements.
Comparison of Years Ended December 31, 2012 and 2011
Net Revenue. Net revenue decreased $1.0 million, or 4%, to $25.4 million in the year ended December 31, 2012, as compared to the year ended December 31, 2011. Net revenue decreased in the year ended December 31, 2012 compared to the 2011 comparative period due to the elimination of non-strategic client programs, offset by multiple new programs with Microsoft, a significant client in both 2011 and 2012. Training sales net revenue also decreased in the year ended December 31, 2012, as compared to the 2011 comparative period due to net client attrition.
Cost of Services and Gross Margin. Cost of services decreased $947,000 to $14.4 million in the year ended December 31, 2012, as compared to the 2011 comparative period. Our gross margin percentage was 43% and 42%, respectively, in the years ended December 31, 2012 and 2011. The improvement in gross margin was due to cost savings initiatives and growth in our higher margin e-commerce business.
Sales and Marketing Expenses. Sales and marketing expenses decreased $1.9 million, or 49%, to $2.0 million in the year ended December 31, 2012, as compared to the 2011 comparative period. The increase was attributable to a decrease in personnel related expense of $1.2 million and decreases in marketing costs of $466,000.
Technology and Development Expenses. Technology and development expenses decreased $1.9 million, or 25%, to $5.6 million during the year ended December 31, 2012, as compared to the 2011 comparative period. The decrease was primarily attributable to decreases in outsourced services and maintenance contracts expense of $826,000, decreases in personnel costs. of approximately $825,000 and reduced telecommunications costs of $289,000.
General and Administrative Expenses. General and administrative expenses decreased $2.4 million, or 30%, to $5.5 million during the year ended December 31, 2012, as compared to the 2011 comparative period. The decrease was primarily attributable to a decrease in personnel costs of $1.8 million, reduced board fees of $280,000 and reduced legal and outsourced services costs of $58,000.
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
Gain Due to Change in Fair Value of Warrant Liability.    During the year ended December 31, 2011, the Company recorded a gain on the change in fair value of our warrant liability of $169,000. In June 2011, we issued 1.6 million warrants as part of our equity offering. We classified the warrants as liabilities under the balance sheet caption “Common stock warrant liability” and estimated their fair value, as of the balance sheet date, utilizing the Black-Scholes valuation method.
Interest and Other Expense, Net. The components of interest and other expense, net are as follows (in thousands):

	Year Ended December 31,		Change
	2012	2011
Interest and other expense, net	$237	$193	$44
Currency translation loss (gain)	(21)	(15)	(6)
Total	$216	$178	$38
Net interest expense increased for the year ended December 31, 2013, as compared to the 2012 comparative period, due to increases from incremental and new borrowings from our Comerica Bank Credit Facility.
Currency transaction loss (gain) is primarily due to the fluctuation of currency exchange rates among the U.S. Dollar and the British Pound. Fluctuations of currency exchange rates may have a negative effect in future periods on our financial results.
Income Tax Expense. Income tax expense increased $222,000, or 1,168%, to $241,000 for the year ended December 31, 2012, as compared to $19,000 for the year ended December 31, 2011. Our income tax expense for the year ended December 31, 2012 was based on our estimate of taxable income for the full year ending December 31, 2012, and primarily consists of estimates of foreign taxes and domestic gross margin taxes for certain states.
Net loss from Discontinued Operations. Net loss from discontinued operations was $6.3 million for the year ended December 31, 2012, as compared to $531,000 in the year ended December 31, 2011. The loss for 2012 includes a loss from the disposal of discontinued operations of $3.3 million for the sale of the Manila operations. The loss from the disposal of discontinued operations represents the difference between the gross sale proceeds of $845,000, net of associated legal fees and closing costs, and the net book value of Rainmaker Systems, Ltd. The remaining change was primarily due to the write-off of a receivable for the bankruptcy of a client in the amount of $499,000, costs related to exit of a lease and move into a larger facility of $445,000, the initial costs incurred to launch a significant new program and over-capacity, due to net customer attrition. For further discussion of our discontinued operations, refer to Note 3 to our consolidated financial statements.

Liquidity and Sources of Capital
Cash used in operating activities for the year ended December 31, 2013 was $3.1 million, as compared to cash used in operating activities of $2.1 million in the year ended December 31, 2012. Cash used in operating activities in the year ended December 31, 2013 was primarily the result of net loss from continuing operations of $21.0 million, offset by non-cash expenses for depreciation and amortization of property of $1.7 million, stock-based compensation expenses of $1.5 million, impairment of credit card receivable of $420,000 and other assets of $280,000, provision for impairment of long-lived assets of $2.3 million, provision for impairment of goodwill of $5.4 million and changes in operating assets and liabilities that provided cash of $6.6 million, which includes a $5.9 million increase in accounts payable.
Cash used in operating activities for the year ended December 31, 2012 was $2.1 million, primarily the result of net loss from continuing operations of $4.0 million, offset by non-cash expenses for depreciation and amortization of property and intangibles of $1.6 million and stock-based compensation expenses of $810,000, cash used by discontinued operations of $2.1 million and changes in operating assets and liabilities that provided cash of $1.7 million.
Cash used in investing activities was $2.2 million in the year ended December 31, 2013, as compared to cash used in investing activities of $1.2 million in the year ended December 31, 2012. The change was primarily the result of increases in capital expenditures of approximately $1.1 million during the year ended December 31, 2013, as compared to the year ended December 31, 2012. Cash used in investing activities for the year ended December 31, 2012 included capital expenditures by discontinued operations of $842,000 offset by the consideration received in disposal of the Company's Manila operations of $845,000.
Cash provided by financing activities was approximately $4.6 million in the year ended December 31, 2013, as compared to cash used in financing activities of $846,000 in the year ended December 31, 2012. Cash provided by financing activities was primarily a result of net cash proceeds from the sale of common stock in a registered direct offering of $5.5 million, net proceeds from borrowings under notes payable of $911,000 offset by repayments of notes payable of $1.7 million and purchases of $149,000 of treasury stock from employees for shares withheld for income taxes payable on restricted stock awards vested during the year ended December 31, 2013. Cash used in financing activities in the year ended December 31, 2012 was primarily a result of cash used by discontinued operations of $738,000 and purchases of $237,000 of treasury stock from employees for shares withheld for income taxes payable on restricted stock awards vested during the year ended December 31, 2012.
As reflected in the accompanying consolidated financial statements, we had a net loss from continuing operations of $21.0 million for the year ended December 31, 2013. During the year, we used cash of $3.2 million in operating activities from continuing operations.
At December 31, 2013, the Company had a net working capital deficit of $14.5 million. Our principal source of liquidity as of December 31, 2013 consisted of $3.6 million of cash and cash equivalents and $3.6 million of net accounts receivable. Our debt balance as of December 31, 2013 was $3.6 million, consisting of $3.0 million owing to Comerica Bank and $500,000 owing to Agility Capital II, LLC. Our loans owing to Comerica Bank are due on May 1, 2014. Our loans owing to Agility Capital II, LLC are due on May 1, 2014, commensurate with the Comerica Bank loans. See below under “Credit Arrangements” for further discussion of our credit facilities with Comerica Bank and Agility Capital II, LLC. Our accounts payable balance increased from $7.2 million as of December 31, 2012 to $13.0 million as of December 31, 2013. $11.1 million of the December 31, 2013 accounts payable balance is related to a merchant account of a customer that has elected not to renew its contract.
In April 2013, we issued and sold 13.0 million shares of our common stock in a registered direct offering and raised gross cash proceeds of approximately $5.8 million. In order to meet our operating requirements, we will need to raise additional capital from outside third parties or from the sale of non-strategic assets and restructure our debt. Additionally, we are pursuing a plan to achieve profitable operations through a combination of increased sales and decreased expenses. There can be no assurance that we will be successful in obtaining third party capital, selling non-strategic assets or restructuring our debt. We do not have adequate cash or financial resources to operate for the next twelve months without raising significant additional capital, which raises substantial doubt about our ability to continue as a going concern.
Credit Arrangements
On June 14, 2012, the Company entered into a Loan and Security Agreement with Comerica Bank (the “Comerica Credit Facility”), replacing Bridge Bank, N.A. as the Company's primary lender. The maximum amount of credit available to us under the Credit Facility at inception was $5 million, comprised of a $3 million term loan facility (“Term Loan”) and a $2 million revolving line of credit (“Revolving Line”), which included a $500,000 sub-facility for letters of credit and certain credit card services. Under the terms of the Comerica Credit Facility, we could request advances under (i) the Term Loan until December 14, 2012, and (ii) the Revolving Line in an aggregate outstanding amount not to exceed the lesser of (A) the Revolving Line or (B) the borrowing base, which is 80% of our eligible accounts receivable balances, less the aggregate face amount of letters of credit issued and the aggregate limits of any credit cards issued and any merchant credit card processing reserves. Term Loan advances outstanding on December 14, 2012 became payable in thirty equal monthly installments of principal, plus accrued interest, beginning on January 1, 2013. Amounts borrowed under the Revolving Line became due on December 14, 2013, which was subsequently extended to May 1, 2014, as described below. As of December 31, 2013, there was $1.8 million outstanding under the Term Loan and $1.2 million outstanding under the Revolving Line.
The interest rate per annum for advances under the Comerica Credit Facility is the Prime Referenced Rate, as defined in the Comercia Credit Facility, plus the applicable margin. Prior to March 1, 2014, the applicable margin was one and one half percent (1.50%) per annum for the Revolving Line and two and one quarter percent (2.25%) per annum for the Term Loan. Beginning March 1, 2014, the applicable margin is two and one quarter percent (2.25%) per annum for the Revolving Line and one and one half percent (1.50%) per annum for the Term Loan. The interest rate on our Term Loan and Revolving Line were 5.50% and 4.75%, respectively, as of December 31, 2013.
The Comerica Credit Facility is secured by substantially all of Rainmaker’s consolidated assets. Rainmaker must comply with certain financial covenants, including maintaining a minimum liquidity ratio with respect to all indebtedness owing to Comerica Bank of at least 1.25 to 1.00, which Comerica Bank agreed to reduce to 1.00 to 1.00 until April 15, 2013. The Comerica Credit Facility contains customary covenants that will, subject to limited exceptions, require Comerica Bank's approval to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Comerica Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, material adverse events, payment defaults of other indebtedness, failure to deliver audited financial statements with an unqualified opinion, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Comerica Credit Facility. If we are not able to comply with such covenants or if any event of default otherwise occurs, our outstanding loan balance could become due and payable immediately and our existing credit facilities with Comerica Bank could be canceled. As of December 31, 2013, we were not in compliance with all loan covenants as we were past due on the repayment of the amounts outstanding under the Revolving Line.
On February 27, 2014, Comerica Bank issued a notice of default as the amounts outstanding under the Revolving Line were past due. The notice of default also stated that Comerica Bank would not take any action to enforce its rights and remedies under the Comerica Credit Facility but reserved the right to do so in the future. On March 19, 2014, the Company and Comerica Bank entered into a forbearance agreement pursuant to which Comerica Bank agreed to extend the scheduled maturity date of the Revolving Line until May 1, 2014. In addition, under the terms of the forbearance agreement, (i) the amounts outstanding under the Term Loan are due on May 1, 2014, coterminous with the Revolving Line, (ii) advances under the Revolving Line are limited to $1,000,000 at any time outstanding, (iii) restricted cash in the amount of $1,562,000 will be held in a segregated deposit account at Comerica Bank as additional collateral for the Term Loan, (iv) effective March 1, 2014, the applicable margin for the Revolving Line was increased to two and one quarter percent (2.25%), and for the Term Loan was decreased to one and one half percent (1.50%), and (v) the Company must satisfactorily address a material accounts payable owed to a customer by April 1, 2014. It is uncertain that we will be able to meet the commitment to address the material accounts payable owed to a customer.
On October 30, 2013, the Company closed a Loan Agreement (the "Agility Loan Agreement") with Agility Capital II, LLC (“Agility”), providing for a revolving line of credit of up to $500,000, which amount may be increased to $650,000 under certain conditions (the “Maximum Revolving Line”). The Company may request advances under the Agility Loan Agreement in an aggregate outstanding amount not to exceed the lesser of (i) the applicable Maximum Revolving Line or (ii) a borrowing base equal to 30% of the Company's eligible accounts receivable balances. Amounts borrowed under the Agility Loan Agreement are due on the earlier of (i) the date on which the Company’s borrowings under its loan agreement with Comerica Bank become due and payable, and (ii) October 25, 2014. The interest rate per annum for advances under the Loan Agreement is 12.00%. If a default occurs under the Loan Agreement, the interest rate per annum for advances under the Loan Agreement would increase to 18.00%. In addition, if a default in the payment of principal occurs under the Loan Agreement, the Company would be required to pay a default fee equal to $10,000 plus an additional $15,000 for each subsequent 30-day period during which such payment default remains uncured. The Agility Loan Agreement became due on December 14, 2013, commensurate with the Revolving Line. On February 28, 2014, Agility issued a notice of default due to the notice of default issued by Comerica Bank, as discussed above. The Company paid a default fee of $10,000 to Agility on February 28, 2014 for failure to pay principal when due. Such default was subsequently cured as a result of the extension of the maturity date to May 1, 2014 commensurate with the extension of the scheduled maturity date of the Revolving Line.
The Agility Loan Agreement is secured by substantially all of Rainmaker’s consolidated assets. The Agility Loan Agreement contains customary covenants that will, subject to limited exceptions, require Agility’s approval to, among other things, (i) create liens; (ii) acquire or transfer assets outside of the ordinary course of business; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Agility Loan Agreement also requires that the Company comply with the financial covenants contained in its loan agreement with Comerica Bank. The Agility Loan Agreement also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Agility Loan Agreement. The Company’s obligations under the Agility Loan Agreement are subordinated to the Company’s obligations under its loan agreement with Comerica Bank, pursuant to a subordination agreement between Agility and Comerica Bank. As of December 31, 2013, there was $500,000 outstanding under the Agility Loan Agreement.
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

Off-Balance Sheet Arrangements
As of December 31, 2013 and 2012, we had no off-balance sheet arrangements or obligations.

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
Use of Estimates
The preparation of the financial statements and related disclosures, in conformity with GAAP, requires us to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The policies that contain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes include:

•	revenue recognition and financial statement presentation;

•	the allowance for doubtful accounts;

•	impairment of long-lived assets, including goodwill, intangible assets and property and equipment;

•	measurement of our deferred tax assets and corresponding valuation allowance;

•	allocation of purchase price in business combinations;

•	fair value estimates for the expense of employee stock options; and

•	our common stock warrant liability.
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
Revenue Recognition and Financial Statement Presentation

Substantially all of our revenue is generated from (i) the online sale of our clients products to their SMB customers, (ii) the sale of our clients' service contracts and maintenance renewals, (iii) lead development and other telesales services, and (iv) software subscriptions for hosted Internet sales of web-based training. We recognize revenue from the online sale of our clients products and the sale of our clients’ service contracts and maintenance renewals on the “net basis”, which represents the amount billed to the end customer less the amount paid to our client. Revenue is recognized when a purchase order from a client’s customer is received, the service or service contract or maintenance agreement is delivered, the fee is fixed or determinable, the collection of the receivable is reasonably assured, and no significant post-delivery obligations remain unfulfilled. Revenue from lead development and other telesales services we perform is recognized as the services are accepted and is generally earned ratably over the service contract period. Some of our lead development service revenue is earned when we achieve certain attainment levels and is recognized upon customer acceptance of the service. We earn revenue from our software application subscriptions of hosted online sales of web-based training ratably over each contract period. Since these software subscriptions are usually paid in advance, we have recorded a deferred revenue liability on our balance sheet that represents the prepaid portions of subscriptions that will be earned over the next one to three years.
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
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers or clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our clients or our clients' customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 31, 2013 and 2012, our allowance for potentially uncollectible accounts was $11,000 and $15,000, respectively.
Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is recorded using the straight-line method over the assets’ estimated useful lives. Computer equipment and capitalized software are depreciated over two to five years and furniture and fixtures are depreciated over five years. The depreciation of leasehold improvements is recorded using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Depreciation of fixed assets under capital leases is included in depreciation expense.
Costs of internal use software are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Internal Use Software and FASB ASC 350-50, Website Development Costs. This guidance requires that we expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of FASB ASC 350-40 and ASC 350-50 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development, the payroll and payroll-related costs for employees who are directly associated with and who devote time to develop the internal use computer software and associated interest costs are capitalized. Capitalized costs are amortized using the straight-line method over the shorter of the term of the related client agreement, if such development relates to a specific outsource client, or the software’s estimated useful life, ranging from two to five years. Capitalized internal use software and website development costs are included in property and equipment in the accompanying balance sheets. For the year ended December 31, 2013, we recorded a charge of $2.3 million to impair long-lived assets. See Note 4 to the consolidated financial statements for further discussion of the impairment of long-lived assets.

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
In our analysis of goodwill and other intangible assets, we apply the guidance of FASB ASC 350-20-35 in determining whether any impairment conditions exist. In our analysis of other finite lived amortizable intangible assets, we apply the guidance of FASB ASC 360-10-35, Property, Plant and Equipment - Subsequent Measurement, in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various technologies, customer relationships and trade names of the businesses we have acquired.
We report segment results in accordance with FASB ASC 280, Segment Reporting. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The chief operating decision maker does not use product line financial performance as a basis for business operating decisions. In accordance with FASB ASC 350-20-35, we are required to test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment. As of December 31, 2013 and 2012, we concluded that we have one operating and reportable segment and one reporting unit.
As of December 31, 2013, we performed our annual goodwill impairment evaluation, as required under FASB ASC 350-20-35, and concluded that goodwill was impaired as the carrying value exceeded the estimated implied fair value and an impairment charge of $5.4 million was recorded in the year ended December 31, 2013. At December 31, 2013 and 2012, we had approximately $0 and $5.3 million, respectively, in goodwill recorded on our consolidated balance sheets. At December 31, 2013 and 2012, we had accumulated impairment losses of $16.9 million and $11.5 million, respectively.
Long-Lived Assets
Long-lived assets, including our purchased intangible assets, are amortized over their estimated useful lives. In accordance with FASB ASC 360-10-35 long-lived assets, such as property, equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented on the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. For the year ended December 31, 2013, we recorded a charge of $2.3 million to impair long-lived assets. See Note 4 to our consolidated financial statements for further discussion of the impairment of long-lived assets.
Income Taxes
We account for income taxes using the liability method. The liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At December 31, 2013 and 2012, we had gross deferred tax assets of $46.0 million and $31.8 million, respectively. In 2013 and 2012, the deferred tax asset was subject to a 100% valuation allowance and therefore is not recorded on our balance sheet as an asset. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.
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

Our policy for recording interest and penalties related to uncertain tax positions is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in interest and other expense, net, in the statement of operations. Interest and penalties recorded as of December 31, 2013 and 2012 were immaterial.
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
Foreign Currency Translation
The functional currency of our foreign subsidiaries was determined to be their respective local currencies (Philippine Peso, Canadian Dollar and Great Britain Pound). Foreign currency assets and liabilities are translated at the current exchange rates at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates in effect during the period. The related unrealized gains and losses from foreign currency translation are recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity in the consolidated balance sheet, consolidated statement of comprehensive loss. Net gains and losses resulting from foreign exchange transactions are included in interest and other expense, net, in the consolidated statements of comprehensive loss.
Significant Client Concentrations
We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the year ended December 31, 2013, three clients each accounted for 10% or more of our net revenue, with Microsoft representing approximately 43% of our net revenue, Symantec representing approximately 24% of our net revenue and Hewlett-Packard representing approximately 10% of our net revenue. In the year ended December 31, 2012, three clients each accounted for 10% or more of our net revenue, with Microsoft representing approximately 35% of our net revenue, Symantec representing approximately 21% of our net revenue and Hewlett-Packard representing approximately 11% of our net revenue. In the year ended December 31, 2011, three clients each accounted for 10% or more of our net revenue, with Microsoft representing approximately 22% of our net revenue, Symantec representing approximately 21% of our net revenue and Hewlett-Packard representing approximately 14% of our net revenue.
No individual client’s customer accounted for 10% or more of our net revenue in any period presented.
We have outsourced services agreements with our significant clients that expire at various dates ranging through June 2015. Our agreements with Microsoft expire at various dates from June 2013 through June 2015, and can be terminated with thirty days notice. Our agreements with Hewlett-Packard expire in October 2013 and can generally be terminated prior to expiration with sixty days notice. Symantec has elected not to renew its customer contracts with the Company, which expire on March 31, 2014.
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
Campbell, California
We have audited the accompanying consolidated balance sheets of Rainmaker Systems, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rainmaker Systems, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, negative working capital and negative cash flows from operating activities, among other factors, raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1. The consolidated financial statements for the year ended December 31, 2013, do not include any adjustments that might result from the outcomes of this uncertainty.
/s/    BDO USA, LLP
San Jose, California
April 1, 2014

RAINMAKER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$3,633	$4,494
Restricted cash	3	52
Accounts receivable, net	3,554	3,720
Prepaid expenses and other current assets	1,618	1,292
Total current assets	8,808	9,558
Property and equipment, net	691	2,455
Goodwill	—	5,337
Other non-current assets	840	416
Total assets	$10,339	$17,766
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,042	$7,159
Accrued compensation and benefits	1,001	425
Other accrued liabilities	3,665	3,142
Deferred revenue	1,965	2,311
Current portion of notes payable	3,641	2,727
Total current liabilities	23,314	15,764
Deferred tax liability	26	567
Long-term deferred revenue	1,629	44
Common stock warrant liability	93	348
Other non-current liabilities	172	—
Notes payable, less current portion	—	1,800
Total liabilities	25,234	18,523
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized, 43,795 shares issued and 41,495 shares outstanding at December 31, 2013 and 30,454 shares issued and 28,428 shares outstanding at December 31, 2012	41	27
Additional paid-in capital	137,445	130,402
Accumulated deficit	(149,169)	(128,198)
Accumulated other comprehensive loss	(336)	(261)
Treasury stock, at cost; 2,300 shares at December 31, 2013 and 2,026 shares at December 31, 2012	(2,876)	(2,727)
Total stockholders’ deficit	(14,895)	(757)
Total liabilities and stockholders’ deficit	$10,339	$17,766
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Net revenue	$17,681	$25,360	$26,377
Cost of services	12,290	14,397	15,344
Gross margin	5,391	10,963	11,033
Operating expenses:
Sales and marketing	3,409	1,978	3,883
Technology and development	5,526	5,557	7,457
General and administrative	8,789	5,463	7,818
Depreciation and amortization	1,697	1,642	2,380
Impairment of long-lived assets	2,330	—	—
Impairment of goodwill	5,368	—	—
Loss on fair value re-measurement	—	—	44
Total operating expenses	27,119	14,640	21,582
Operating loss	(21,728)	(3,677)	(10,549)
Gain due to change in fair value of warrant liability	(344)	(169)	(298)
Interest and other expense, net	294	216	178
Loss before income tax (benefit) expense	(21,678)	(3,724)	(10,429)
Income tax (benefit) expense	(657)	241	19
Net loss from continuing operations	(21,021)	(3,965)	(10,448)
Net income (loss) from discontinued operations (including loss on disposal of $3,341 in 2012)	50	(6,307)	(531)
Net loss	$(20,971)	$(10,272)	$(10,979)

Foreign currency translation adjustments	(75)	329	(452)
Comprehensive loss	$(21,046)	$(9,943)	$(11,431)

Basic and diluted net loss per share:
Net loss from continuing operations	$(0.54)	$(0.15)	$(0.42)
Net loss from discontinued operations	—	(0.23)	(0.02)
Net loss	$(0.54)	$(0.38)	$(0.44)

Weighted average common shares - basic and diluted	38,639	27,123	25,050
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common Stock		Treasury Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	23,275	$22	1,475	$(2,267)	$124,826	$(106,947)	$(1,375)	$14,259
Net loss	—	—	—	—	—	(10,979)	—	(10,979)
Foreign currency translation loss	—	—	—	—	—	—	(452)	(452)
Exercise of employee stock options	15	—	—	—	15	—	—	15
Issuance of common stock in public offering, net of expenses	3,670	4	—	—	3,281	—	—	3,285
Proceeds from public offering allocated to warrant liability	—	—	—	—	(815)	—	—	(815)
Issuance of restricted stock awards	995	1	—	—	—	—	—	1
Cancellation of restricted stock awards	(743)	(1)	—	—	—	—	—	(1)
Stock based compensation	—	—	—	—	2,066	—	—	2,066
Surrender of shares for tax withholding	(399)	—	399	(338)	—	—	—	(338)
Purchases of treasury stock	—	—	—	—	—	—	—	—
Balance at December 31, 2011	26,813	26	1,874	(2,605)	129,373	(117,926)	(1,827)	7,041
Net loss	—	—	—	—	—	(10,272)	—	(10,272)
Foreign currency translation gain	—	—	—	—	—	—	329	329
Release of foreign currency translation loss related to disposal of discontinued operations	—	—	—	—	—	—	1,237	1,237
Issuance of common stock	138	—	—	—	135	—	—	135
Issuance of restricted stock awards	2,145	2	—	—	—	—	—	2
Cancellation of restricted stock awards	(516)	(1)	—	—	—	—	—	(1)
Stock based compensation	—	—	—	—	894	—	—	894
Surrender of shares for tax withholding	(152)	—	152	(122)	—	—	—	(122)
Balance at December 31, 2012	28,428	27	2,026	(2,727)	130,402	(128,198)	(261)	(757)
Net loss	—	—	—	—	—	(20,971)	—	(20,971)
Foreign currency translation loss	—	—	—	—	—	—	(75)	(75)
Exercise of employee stock options	5	—	—	—	4	—		4
Issuance of common stock in a registered direct offering	12,982	13	—	—	5,521	—	—	5,534
Issuance of common stock	40	—	—	—	8	—	—	8
Issuance of restricted stock awards	1,518	2	—	—	—	—	—	2
Rescission of restricted stock award	(250)	—	—	—	—	—	—	—
Cancellation of restricted stock awards	(955)	(1)	—	—	—	—	—	(1)
Stock based compensation	—	—	—	—	1,510	—	—	1,510
Surrender of shares for tax withholding	(274)	—	274	(149)	—	—	—	(149)
Balance at December 31, 2013	41,495	$41	2,300	$(2,876)	$137,445	$(149,169)	$(336)	$(14,895)
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net loss	$(20,971)	$(10,272)	$(10,979)
Adjustment for net (income) loss from discontinued operations	(50)	6,307	531
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,697	1,555	2,151
Amortization of intangible assets	—	87	229
Amortization of debt discount	20	—	—
Loss (gain) on fair value re-measurement	—	—	44
Gain due to change in fair value of warrant liability	(344)	(169)	(298)
Stock-based compensation expense	1,510	810	2,022
Provision (credit) for allowance for doubtful accounts	(4)	(38)	5
Provision for impairment of credit card receivable	420	—	—
Impairment of other assets	280	—	—
Impairment of long-lived assets	2,330	—	—
Provision for impairment of goodwill	5,368	—	—
Changes in operating assets and liabilities:
Accounts receivable	(365)	908	(255)
Prepaid expenses and other assets	(902)	(397)	29
Accounts payable	5,947	1,900	1,017
Accrued compensation and benefits	508	(202)	(81)
Other accrued liabilities	807	(324)	247
Income tax payable	(130)	110	(89)
Deferred tax liability	(541)	93	91
Deferred revenue	1,239	(378)	(256)
Net cash used in continuing operations	(3,181)	(10)	(5,592)
Net cash provided by (used in) discontinued operations	50	(2,050)	265
Net cash used in operating activities	(3,131)	(2,060)	(5,327)
Investing activities:
Purchases of property and equipment	(2,250)	(1,146)	(1,568)
Restricted cash, net	49	(34)	70
Consideration received in disposal of discontinued operations	—	845	—
Net cash used in continuing operations	(2,201)	(335)	(1,498)
Net cash used in discontinued operations	—	(842)	(98)
Net cash used in investing activities	(2,201)	(1,177)	(1,596)
Financing activities:
Proceeds from issuance of common stock	5,534	22	3,285
Proceeds from issuance of common stock from option exercises	4	—	15
Proceeds from borrowings	911	4,555	1,224
Repayment of borrowings	(1,727)	(3,954)	(680)
Repayment of acquisition earnout	—	(113)	—
Net proceeds (repayment) on overdraft facility	—	(381)	46
Tax payments in connection with treasury stock surrendered	(149)	(237)	(223)
Net cash provided by (used in) continued operations	4,573	(108)	3,667
Net cash provided by (used in) discontinued operations	—	(738)	115
Net cash provided by (used in) financing activities	4,573	(846)	3,782
Effect of exchange rate changes on cash	(102)	87	(126)
Net decrease in cash and cash equivalents	(861)	(3,996)	(3,267)

Cash and cash equivalents at beginning of period	4,494	8,490	11,757
Cash and cash equivalents at end of period	$3,633	$4,494	$8,490

Supplemental disclosures of cash flow information:
Cash paid for interest	$215	$187	$189
Cash paid for income taxes	$49	$36	$36

Supplemental disclosures of non-cash investing and financing activities:
Warrants issued in borrowings of notes payable	$89	$—	$—
Common stock issued in acquisitions	$—	$112	$—
See accompanying notes.

RAINMAKER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
The accompanying consolidated financial statements include the accounts of Rainmaker Systems, Inc. and its wholly-owned subsidiaries. The Company has two business groups. Our Global Client Services division combines sales and marketing services designed to increase revenue on behalf of our clients. We have solution offerings consisting of service sales and renewals, “Click-to-Cash” or lead development, and sophisticated, high end global call center services. We have developed an integrated solution, the Rainmaker Revenue Delivery PlatformSM, that combines specialized sales and marketing services coupled with our proprietary, renewals software and business analytics.
Our ViewCentral business provides an end-to-end solution for managing and delivery of training and certification programs, or training-as-a-business, for corporations. The ViewCentral Learning Management System platform is a SaaS, cloud based, on-demand, training management system, available 24x7 with no software installation. This self-service platform is highly configurable, so our customers utilize only the modules they need, branded as they choose. Designed specifically to automate time-consuming manual administration and to maximize training participation, the ViewCentral suite contains tools for before, during and after course delivery.
Our strategy for long-term, sustained growth is to maintain and improve our position as a leading global provider of B2B sales and marketing solutions in selected markets. A key aspect of this enhanced solution is to provide our clients a way to partner with Rainmaker on a scalable, repeatable and reliable sales model. This enables our clients to turn customer contacts into revenue generating opportunities while simplifying otherwise complex sales and marketing needs. We operate as a seamless extension of our clients' sales and marketing teams incorporating their brands and trademarks and leveraging business practices to amplify existing efforts.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Rainmaker Systems, Inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.
Basis of Presentation
In the year ended December 31, 2012, the Company completed the sale of Rainmaker Systems, Ltd. and its wholly owned subsidiary, Rainmaker Asia, Inc. (together “Manila” or “RSL”). RSL met the requirements for presentation as discontinued operations and its operating activities are segregated from the Company's continuing operations including within the consolidated statement of comprehensive loss, and classified solely under the caption loss from discontinued operations, net of tax. As such, certain amounts reported in the accompanying financial statements for 2011 have been retrospectively revised to conform to the 2012 and 2013 presentation. There were no other reclassifications that had a material effect on the previously reported results of operations, total assets or accumulated deficit which are included in the accompanying financial statements.
Going Concern
As reflected in the accompanying consolidated financial statements, we had a net loss from continuing operations of $21.0 million and $4.0 million for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, we used $3.2 million in operating activities from continuing operations.
At December 31, 2013, the Company had a net working capital deficit of $14.5 million and our principal source of liquidity consisted of $3.6 million of cash and cash equivalents and $3.6 million of net accounts receivable. Our debt balance as of December 31, 2013 was $3.6 million, of which $3.0 million is due to Comerica Bank on May 1, 2014 and $500,000 due to Agility Capital II, LLC on May 1, 2014, commensurate with the Comerica Credit Facility. See Note 6 for further discussion of our debt agreements. Our accounts payable balance increased from $7.2 million as of December 31, 2012 to $13.0 million as of December 31, 2013. $11.1 million of the December 31, 2013 accounts payable balance is related to a merchant account of a customer that has elected not to renew its contract.
In April 2013, we issued and sold 13.0 million shares of our common stock in a registered direct offering and raised gross cash proceeds of approximately $5.8 million. In order to meet our operating requirements, we will need to raise additional capital from outside third parties or from the sale of non-strategic assets and restructure our debt. Additionally, we are pursuing a plan to achieve profitable operations through a combination of increased sales and decreased expenses. There can be no assurance that we will be successful in obtaining third party capital, selling non-strategic assets or restructuring our debt. We do not have adequate cash or financial resources to operate for the next twelve months without raising significant additional capital, which raises substantial doubt about our ability to continue as a going concern.
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Our ability to continue as a going concern is dependent on our ability to develop profitable operations through implementation of our current business initiatives.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the we are unable to continue as a going concern.
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
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents generally consist of money market funds. The fair market value of cash equivalents represents the quoted market prices at the balance sheet dates and approximates carrying value.
The following is a summary of our cash and cash equivalents at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Cash and cash equivalents:
Cash	$1,992	$2,854
Money market funds	1,641	1,640
Total cash and cash equivalents	$3,633	$4,494
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers or clients’ customers to make required payments of amounts due to us. The allowance is comprised of specifically identified account balances for which collection is currently deemed doubtful. In addition to specifically identified accounts, estimates of amounts that may not be collectible from those accounts whose collection is not yet deemed doubtful but which may become doubtful in the future are made based on historical bad debt write-off experience. If the financial condition of our clients or our clients' customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 31, 2013 and 2012, our allowance for potentially uncollectible accounts was $11,000 and $15,000, respectively.
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
Costs of internal-use software are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Internal Use Software, and FASB ASC 350-50, Website Development Costs. The guidance requires that we expense computer software and website development costs as they are incurred during the preliminary project stage. Once the capitalization criteria of ASC 350-40 and ASC 350-50 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use software, including website development costs, payroll and payroll-related costs for employees who are directly associated with and who devote time to develop the internal-use computer software and associated interest costs are capitalized. We capitalized approximately $1.5 million, $1.1 million and $1.3 million of such costs during the years ended December 31, 2013, 2012 and 2011, respectively. Capitalized costs are amortized using the straight-line method over the shorter of the term of the related client agreement, if such development relates to a specific outsource client, or the software’s estimated useful life, ranging from two to five years. Capitalized internal-use software and website development costs are included in property and equipment on the accompanying balance sheets. For the year ended December 31, 2013, we recorded a charge of $2.3 million to impair long-lived assets. See Note 4 for further discussion of the impairment of long-lived assets.
Goodwill and Other Intangible Assets
We completed several acquisitions during the period of February 2005 through January 2010. Goodwill represents the excess of the acquisition purchase price over the estimated fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually or more frequently if events and circumstances indicate that goodwill might be impaired.
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
We report segment results in accordance with FASB ASC 280, Segment Reporting. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The chief operating decision maker does not use product line financial performance as a basis for business operating decisions. In accordance with FASB ASC 350-20-35, we are required to test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment. As of December 31, 2013 and 2012, we concluded that we have one operating and reportable segment and one reporting unit.
As of December 31, 2013, we performed our annual goodwill impairment evaluation, as required under FASB ASC 350-20-35, and concluded that goodwill was impaired as the carrying value exceeded the estimated implied fair value and a charge of $5.4 million was recorded in the year ended December 31, 2013. At December 31, 2013 and 2012, we had approximately $0 and $5.3 million, respectively, in goodwill recorded on our consolidated balance sheets. At December 31, 2013 and 2012, we had accumulated impairment losses of $16.9 million and $11.5 million, respectively.
Long-Lived Assets
Long-lived assets including our purchased intangible assets are amortized over their estimated useful lives. In accordance with FASB ASC 360-10-35, long-lived assets, such as property, equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented on the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a business unit intended to be sold that meet certain criteria for being held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. For the year ended December 31, 2013, we recorded a charge of $2.3 million to impair long-lived assets. See Note 4 for further discussion of the impairment of long-lived assets.
Revenue Recognition and Presentation
Substantially all of our revenue is generated from (i) the online sale of our clients products to their small and medium-sized business (“SMB”) customers, (ii) the sale of our clients’ service contracts and maintenance renewals, (iii) lead development and other telesales services, and (iv) software subscriptions for hosted internet sales of web-based training. We recognize revenue from the online sale of our clients' products and the sale of our clients’ service contracts and maintenance renewals on the “net basis”, which represents the amount billed to the end customer less the amount paid to our client. Revenue is recognized when a purchase order from a client’s customer is received, the service or service contract or maintenance agreement is delivered, the fee is fixed or determinable, the collection of the receivable is reasonably assured, and no significant post-delivery obligations remain unfulfilled. Revenue from lead development and other telesales services that we perform is recognized as the services are provided and is generally earned ratably over the service contract period. We earn revenue from our software application subscriptions of hosted online sales of web-based training ratably over each contract period. Since these software subscriptions are usually paid in advance, we have recorded a deferred revenue liability on our balance sheet that represents the prepaid portions of subscriptions that will be earned over the next one to five years.
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
Cost of Services
Cost of services consists of costs associated with promoting and selling our clients’ products and services including compensation costs of telesales personnel, telesales commissions and bonuses, outsourced call center services, costs of designing, producing and delivering marketing services, and salaries and other personnel expenses related to fee-based activities. Cost of services also includes the costs of allocated facility and telephone usage for our telesales representatives as well as other direct costs associated with the delivery of our services, including credit card fees related to the online sale of our clients' products. Most of the costs are personnel related and fluctuate in relation to our net revenue. Bonuses and sales commissions will typically change in proportion to revenue or profitability.
Income Taxes
We account for income taxes using the liability method. The liability method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. At December 31, 2013 and 2012, we had gross deferred tax assets of $46.0 million and $31.8 million, respectively. At December 31, 2013 and 2012, the deferred tax assets were subject to a 100% valuation allowance and therefore are not recorded on our balance sheet as assets. Realization of our deferred tax assets is limited and we may not be able to fully utilize these deferred tax assets to reduce our tax rates.
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
Our policy for recording interest and penalties related to uncertain tax positions is to record such items as a component of income before taxes. Penalties, interest paid and interest received are recorded in interest and other expense, net, in the statement of comprehensive loss. There were immaterial amounts accrued for interest and penalties related to uncertain tax positions as of December 31, 2013, 2012 and 2011.

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
We sell our clients’ products and services primarily to business end users and, in most transactions, assume full credit risk on the sale. Credit is extended based on an evaluation of the financial condition of our client’s customer, and collateral is generally not required. Credit losses have historically been immaterial, and such losses have been within management’s expectations.
In the year ended December 31, 2013, we recorded an out-of-period adjustment to decrease revenue by $38,000 and increase general and administrative expense by $420,000 for an overstatement of credit card receivables. The overstatement of an aggregate of $458,000 relates to unrecorded chargebacks of $293,000 and $165,000 during the third and fourth quarters of fiscal 2012 following the suspension in August 2012 of a merchant account relating to a customer contract. This out-of-period item did not have a material impact on the current and the previously reported periods.
In the year ended December 31, 2013, three clients each accounted for 10% or more of our net revenue, with Microsoft representing approximately 43% of our net revenue, Symantec representing approximately 24% of our net revenue and Hewlett-Packard representing approximately 10% of our net revenue. In the year ended December 31, 2012, three clients each accounted for 10% or more of our net revenue, with Microsoft representing approximately 35% of our net revenue, Symantec representing approximately 21% of our net revenue and Hewlett-Packard representing approximately 11% of our net revenue. In the year ended December 31, 2011, three clients each accounted for 10% or more of our net revenue, with Microsoft representing approximately 22% of our net revenue, Symantec representing approximately 21% of our net revenue and Hewlett-Packard representing approximately 14% of our net revenue.
No individual client’s end-user customer accounted for 10% or more of our revenues in any period presented.
As of December 31, 2013, three customers accounted for 10% or more of our net accounts receivable, with Symantec representing approximately 40% of our net accounts receivable, Microsoft representing approximately 25% of our net accounts receivable, and Hewlett-Packard representing approximately 11% of our net accounts receivable. As of December 31, 2012, three customers accounted for 10% or more of our net accounts receivable with Hewlett-Packard representing approximately 13% of our net accounts receivable, Symantec representing approximately 12% of our net accounts receivable and Comcast representing approximately 11% of our net accounts receivable.
We have outsourced services agreements with our significant clients that expire at various dates ranging through March 2018. Our agreements with Microsoft expire at various dates from June 2014 through June 2015, and can be terminated with thirty days notice. Our agreements with Hewlett-Packard expire in October 2014 and March 2018 and can generally be terminated prior to expiration with sixty days notice. Symantec has elected not to renew its customer contracts with the Company, which expire on March 31, 2014.
Fair Value of Financial Instruments
The amounts reported as cash and cash equivalents, accounts receivable and accrued liabilities approximate fair value due to their short-term maturities.
The amounts reported as fair value of notes payable are at carrying value at December 31, 2013 and 2012. Accounts payable and notes payable are estimated at December 31, 2013 to have a fair value, using Level 3 input assumptions, of $6.2 million and $3.6 million, respectively, for financial statement disclosure purposes only. At December 31, 2012 the carrying value of notes payable approximated fair value.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Net loss from continuing operations	$(21,021)	$(3,965)	$(10,448)
Net income (loss) from discontinued operations	50	(6,307)	(531)
Net loss	$(20,971)	$(10,272)	$(10,979)

Weighted-average shares of common stock outstanding – basic and diluted	38,639	27,123	25,050

Basic and diluted net loss per share - continuing operations	$(0.54)	$(0.15)	$(0.42)
Basic and diluted net income (loss) per share - discontinued operations	—	(0.23)	(0.02)
Basic and diluted net loss per share	$(0.54)	$(0.38)	$(0.44)
For the years ended December 31, 2013, 2012 and 2011, we excluded approximately 3.7 million, 4.0 million and 3.9 million options, warrants and unvested restricted share awards, respectively, from the calculation of diluted net loss per share as these financial instruments were anti-dilutive.

3.    DISCONTINUED OPERATIONS
In the quarter ended June 30, 2012, the Company concluded that RSL, our Manila-based operations, no longer fit with the long term strategic plans of the Company. The Company committed to a plan to sell our Manila-based operations, which were sold to Shore Solutions, Inc. (“Shore”) in December 2012, as described below. RSL's operating results for the years ended December 31, 2013, 2012 and 2011 are reported as discontinued operations in the consolidated financial statements.
On December 17, 2012, the Company closed a stock purchase agreement (the “SPA”) with Shore pursuant to which the Company agreed to sell the Company's Manila-based operations of Rainmaker Systems, Ltd. and its wholly owned subsidiary, Rainmaker Asia, Inc., to Shore.
Pursuant to the SPA, Shore acquired 100% of the issued and outstanding stock of RSL. Under the SPA, the Company received an initial cash payment at closing of $845,000. In addition to the closing payment, the Company may receive additional contingent consideration based on multiple earn-out provisions included within the stock purchase agreement, which provides the Company the ability to receive additional consideration of $300,000 at target plus a nominal percentage of certain revenues of RSL during the period from January 1, 2013 through December 31, 2015. The Company did not record any additional consideration for the year ended December 31, 2013. Rainmaker determined the loss on disposal of our Manila-based operations based on the net book value of RSL as of December 17, 2012 offset by the closing payment, net of the Company’s closing costs. All contingent consideration will be considered earned as determinable at the future measurement periods. The loss on disposal of discontinued operations for the year ended December 31, 2012 was $3.3 million.
The accompanying consolidated statements of operations and comprehensive loss and cash flows have been reclassified for all periods presented to remove the operating results of RSL from continuing operations and to present the results of RSL as loss from discontinued operations, net of tax. The operating results for the year ended December 31, 2013 represent payments and true up adjustments. Loss on disposal of discontinued operations of $69,000 for the year ended December 31, 2013 is a post-closing adjustment in the working capital at the closing date pursuant to the SPA. Income (loss) from discontinued operations, net of income taxes for all periods presented reflect the operating results of RSL and are as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Revenue	$156	$10,225	$11,888
Cost of services	37	11,103	10,048
Gross margin	119	(878)	1,840
Operating expenses	—	1,988	2,190
Non-operating expenses	—	100	181
Income (loss) from discontinued operations, net of tax	119	(2,966)	(531)
Loss on disposal of discontinued operations	(69)	(3,341)	—
Net income (loss) from discontinued operations	$50	$(6,307)	$(531)

RSL cost of services for the year ended December 31, 2012 includes $499,000 related to the write-off of a receivable due to the bankruptcy of a client.

4.    BALANCE SHEET COMPONENTS (in thousands)
Prepaids and Other Current Assets
Prepaids and other current assets consist of the following (in thousands):

	December 31,
	2013	2012
Prepaids and other current assets:
Prepaid expenses	$623	$174
Deferred professional service costs	252	—
VAT tax receivable	440	—
Credit card deposits	—	895
Other current assets	303	223
Prepaids and other current assets	$1,618	$1,292

Property and Equipment

	Estimated Useful Life	December 31,
		2013	2012
Property and equipment:
Computer equipment	3 years	$3,993	$3,974
Capitalized software and development	2-5 years	13,208	13,686
Furniture and fixtures	5 years	309	437
Leasehold improvements	Lease term	123	232
		17,633	18,329
Accumulated depreciation and amortization		(17,099)	(16,015)
Construction in process (1)		157	141
Property and equipment, net		$691	$2,455
 _____________

(1)
Construction in process at December 31, 2013 consists primarily of costs incurred to further develop and enhance our ViewCentral platform and implement a new ERP system . Estimated costs to complete the projects are in the range of $125,000 to $150,000, subject to future revisions.

We evaluated the contract base related to our e-commerce platform business at December 31, 2013 and determined that the property and equipment, principally capitalized software development costs, supporting this business was impaired. An analysis was performed using the Discounted Cash Flow Method of Income Approach using Level 3 inputs under ASC 820. The net cash flows are those expected to be generated from the forecasted base of business, discounted at the Company's weighted average cost of capital of 23%. Based on this analysis, we recorded an impairment charge of $2.3 million in the year ending December 31, 2013.
Goodwill
The following table reflects the activity in our accounting for goodwill for the years ended December 31, 2013 and 2012 (in thousands):

Goodwill:	Total
Balance at December 31, 2011	$5,268
Foreign currency adjustments	69
Balance at December 31, 2012	5,337
Foreign currency adjustments	31
Impairment	(5,368)
Balance at December 31, 2013	$—
At December 31, 2013, we reported a stockholder' deficit and therefore had a negative carrying value for its single reporting unit. In accordance with Accounting Standards Update 2010-28, due to certain qualitative factors constituting indicators of impairment, we performed a Step 2 analysis of goodwill during the quarter ended December 31, 2013. Such indicators of impairment included a significant decline in revenues, the loss of customers, a deterioration of the Company's liquidity situation and an event of default for the Company's borrowing arrangements. The Step 2 analysis indicated that the carrying value of goodwill exceeded the implied value of goodwill and a charge for impairment of goodwill of $5.4 million was recorded for the year ended December 31, 2013.
The following valuation methods were employed in determining the implied value of goodwill:

•	The Discounted Cash Flow method of the Income Approach;

•	The Multi-period Excess Earnings Method of the Income Approach was utilized to derive the fair value of the Customer Relationships;

•	The Relief from Royalty Method of the Income Approach was utilized to derive the fair value of the Existing Technology and Trade Name; and

•	The Cost Approach was utilized to derive the fair value of the Assembled & Trained Workforce.
The significant assumptions that are Level 3 unobservable inputs used in the impairment analysis are as follows:

•	Weighted average cost of capital of 23%;

•	Customer attrition rate of 20%; and

•	Terminal growth rate of 5%.
At December 31, 2013 and 2012, we had accumulated goodwill impairment losses of $16.9 million and $11.5 million, respectively.
Other Non-current Assets
Other non-current assets consist of the following (in thousands):

	December 31,
	2013	2012
Other non-current assets:
Deposits	$4	$26
Credit card reserve deposits	391	390
Deferred professional service costs	445	—
Other non-current assets	$840	$416
Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Other accrued liabilities:
Payable to customers	$1,158	$1,058
Accrued professional fees	663	652
Accrued VAT taxes	248	148
Accrued sales tax	229	320
Settlement liability	200	—
Reseller rebates	190	196
Other liabilities	977	768
Other accrued liabilities	$3,665	$3,142

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
As noted above, we issued common stock as consideration in the Optima acquisition during the two-year period ended December 31, 2012. The following table summarizes the common stock issued in this transaction:

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

6.    LONG-TERM DEBT OBLIGATIONS
Long-term debt consists of the following (in thousands):

	December 31, 2013	December 31, 2012
Comerica term loan	$1,800	$3,000
Comerica revolving line	1,230	1,493
Agility line of credit, net of discount of $96 and $0	404	—
Notes payable – insurance	207	34
Total notes payable	3,641	4,527
Less: current portion	(3,641)	(2,727)
Total notes payable, less current portion	$—	$1,800

Comerica Bank Credit Facility
On June 14, 2012, the Company entered into a Loan and Security Agreement with Comerica Bank (the “Comerica Credit Facility”), which replaced Bridge Bank, N.A. as the Company's primary lender. The maximum amount of credit available to the Company under the Comerica Credit Facility at inception was $5 million, comprised of a $3 million term loan facility (“Term Loan”) and a $2 million revolving line of credit (“Revolving Line”), which included a $500,000 sub-facility for letters of credit and certain credit card services. Under the terms of the Comerica Credit Facility, The Company could request advances under (i) the Term Loan until December 14, 2012, and (ii) the Revolving Line in an aggregate outstanding amount not to exceed the lesser of (A) the Revolving Line or (B) the borrowing base, which is 80% of our eligible accounts receivable balances, less the aggregate face amount of letters of credit issued and the aggregate limits of any credit cards issued and any merchant credit card processing reserves. Term Loan advances outstanding on December 14, 2012 became payable in thirty equal monthly installments of principal, plus accrued interest, beginning on January 1, 2013. Amounts borrowed under the Revolving Line became due on December 14, 2013, which was subsequently extended to May 1, 2014, as described below. As of December 31, 2013, there was $1.8 million outstanding under the Term Loan and $1.2 million outstanding under the Revolving Line
The interest rate per annum for advances under the Comerica Credit Facility is the Prime Referenced Rate, as defined in the Comerica Credit Facility, plus the applicable margin. Prior to March 1, 2014, the applicable margin is one and one half percent (1.50%) per annum for the Revolving Line and two and one quarter percent (2.25%) per annum for the Term Loan. Beginning March 1, 2014, the applicable margin is two and one quarter percent (2.25%) per annum for the Revolving Line and one and one half percent (1.50%) per annum for the Term Loan. The interest rates on our Term Loan and Revolving Line were 5.50% and 4.75%, respectively, as of December 31, 2013.
The Comerica Credit Facility is secured by substantially all of Rainmaker’s consolidated assets. Rainmaker must comply with certain financial covenants, including maintaining a minimum liquidity ratio with respect to all indebtedness owing to Comerica Bank of at least 1.25 to 1.00. The Comerica Credit Facility contains customary covenants that will, subject to limited exceptions, require Comerica Bank’s approval to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Comerica Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, material adverse events, payment defaults of other indebtedness, failure to deliver audited financial statements with an unqualified opinion, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Comerica Credit Facility. If we are not able to comply with such covenants or if any event of default otherwise occurs, our outstanding loan balance could become due and payable immediately and our existing credit facilities with Comerica Bank could be canceled. As of December 31, 2013, we were not in compliance with all loan covenants as we were past due on repayment of the amounts outstanding under the Revolving Line.
On February 27, 2014, Comerica Bank issued a notice of default as the amounts outstanding under the Revolving Line were past due. The notice of default also stated that Comerica Bank would not take any action to enforce its rights and remedies under the Comerica Credit Facility but reserved the right to do so in the future. On March 19, 2014, the Company and Comerica Bank entered into a forbearance agreement pursuant to which Comerica Bank agreed to extend the scheduled maturity date of the Revolving Line until May 1, 2014. In addition, under the terms of the forbearance agreement, (i) the amounts outstanding under the Term Loan are due on May 1, 2014, coterminous with the Revolving Line, (ii) advances under the Revolving Line are limited to $1,000,000 at any time outstanding, (iii) restricted cash in the amount of $1,562,000 will be held in a segregated deposit account at Comerica Bank as additional collateral for the Term Loan, (iv) effective March 1, 2014, the applicable margin for the Revolving Line was increased to two and one quarter percent (2.25%), and for the Term Loan was decreased to one and one half percent (1.50%), and (v) the Company must satisfactorily address a material accounts payable owed to a customer by April 1, 2014.
Agility Capital Credit Facility
On October 30, 2013, the Company closed a Loan Agreement (the "Agility Loan Agreement") with Agility Capital II, LLC (“Agility”), providing for a revolving line of credit of up to $500,000, which amount may be increased to $650,000 under certain conditions (the “Maximum Revolving Line”). The Company may request advances under the Agility Loan Agreement in an aggregate outstanding amount not to exceed the lesser of (i) the applicable Maximum Revolving Line or (ii) a borrowing base equal to 30% of the Company's eligible accounts receivable balances. Amounts borrowed under the Agility Loan Agreement are due on the earlier of (i) the date on which the Company’s borrowings under its loan agreement with Comerica Bank become due and payable, and (ii) October 25, 2014. The interest rate per annum for advances under the Loan Agreement is 12.00%. If a default occurs under the Loan Agreement, the interest rate per annum for advances under the Loan Agreement would increase to 18.00%. In addition, if a default in the payment of principal occurs under the Loan Agreement, the Company would be required to pay a default fee equal to $10,000 plus an additional $15,000 for each subsequent 30-day period during which such payment default remains uncured. The Agility Loan Agreement became due on December 14, 2013, commensurate with the Comerica Credit Facility. On February 28, 2014, Agility issued a notice of default due to the notice of default issued by Comerica Bank, as discussed above. The Company paid a default fee of $10,000 to Agility on February 28, 2014 for failure to pay principal when due. Such default was subsequently cured as a result of the extension of the maturity date to May 1, 2014, commensurate with the extension of the scheduled maturity date of the Revolving Line.
The Agility Loan Agreement is secured by substantially all of Rainmaker’s consolidated assets. The Agility Loan Agreement contains customary covenants that will, subject to limited exceptions, require Agility’s approval to, among other things, (i) create liens; (ii) acquire or transfer assets outside of the ordinary course of business; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Agility Loan Agreement also requires that the Company comply with the financial covenants contained in its loan agreement with Comerica Bank. The Agility Loan Agreement also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Agility Loan Agreement. The Company’s obligations under the Agility Loan Agreement are subordinated to the Company’s obligations under its loan agreement with Comerica Bank, pursuant to a subordination agreement between Agility and Comerica Bank. As of December 31, 2013, there was $500,000 outstanding under the Agility Loan Agreement.
In addition, Agility received a warrant to purchase 216,667 shares of the Company's common stock. The warrant has a 7-year term and an exercise price of $0.45 per share. The warrant may also be exercised by way of a cashless exercise. The warrant also contains provisions that protect its holder against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as future issuances of common stock at a price below the warrant's exercise price, stock dividends, stock splits and other similar events. The fair value of the warrant upon issuance is recorded as a discount to the face value of the Maximum Revolving Line and is amortized to interest expense over the one year life of the note.

Bridge Bank Credit Facility
In April 2004, we entered into a business loan agreement and a commercial security agreement with Bridge Bank (the “Bridge Credit Facility”). The Bridge Credit Facility, as last amended in November 2011, had a maturity date of December 10, 2012. The maximum amount of credit that could be borrowed under the Bridge Credit Facility was $6 million, subject to a borrowing base, and included a $1.0 million sub-facility for standby letters of credit. The interest rate per annum for advances under the Bridge Credit Facility was equal to the greater of (i) 3.5%, or (ii) one quarter of one percent (0.25%) above the prime lending rate. In June 2012, we terminated the Bridge Credit Facility and repaid all borrowings thereunder.
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
Notes Payable – insurance
On August 13, 2012, we entered into an agreement with AON Private Risk Management to finance our 2012 to 2013 insurance premiums with AFCO Acceptance Corporation in the amount of $62,000. The interest rate on the note payable was 6.07% and the note was payable in nine equal monthly installment payments beginning in September 2012. The note was fully paid in July 2013.
On December 11, 2013, we entered into an agreement with AON Private Risk Management to finance our 2013 to 2014 insurance premiums with First Insurance Funding Corp. in the amount of $237,000. The interest rate on the note payable is 4.99% and the note is payable in eight equal monthly installment payments beginning in December 2013. As of December 31, 2013, the remaining liability under this financing agreement was $207,000.
Future debt maturities at December 31, 2013 are as follows (in thousands):

2014	$3,737
2015 and thereafter	—
Total	$3,737

7.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of December 31, 2013, our operating commitments include operating leases for our facilities and certain property and equipment that expire at various dates through 2015 which are described in more detail below. These arrangements allow us to obtain the use of facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and upfront cash flow related to purchasing the assets.
In October 2009, we executed a second amendment to the operating lease for our corporate headquarters in Campbell, California to reduce our lease cost. Under this amendment, we reduced the amount of space that we lease to 16,430 square feet. On October 31, 2012, the Company executed a third amendment of the operating lease for our corporate headquarters, effective December 1, 2012, with a three-year term. On January 31, 2013, the Company executed a fourth amendment to the Campbell operating lease, effective February 1, 2013, providing an additional 3,936 square feet of space. The fourth amendment did not modify the three-year term of the third amendment to the Campbell operating lease. Annual base rent under the amended lease was approximately $365,000 in the first year of the lease, or $208,000 after deducting free base rent in the first three months of the amended lease, and increases by approximately 3% each year thereafter for the remaining term. In addition, we will continue to pay our proportionate share of operating costs and taxes based on our occupancy, and an irrevocable standby letter of credit issued to the landlord was reduced to $40,000 for a security deposit. On July 2, 2013, we executed the fifth amendment to the Campbell operating lease effective July 1, 2013, providing an additional 6,771 square feet of space. The fifth amendment to the Campbell operating lease did not change the terms of the lease as previously amended. Annual base rent under the amended lease is approximately $536,000 in the first year of the lease and increases by 3% each year thereafter for the remaining term. The fifth amendment to the Campbell operating lease increased the irrevocable standby letter of credit issued to the landlord to $61,000.

In September 2011, we extended an existing lease in Austin, Texas on approximately 21,388 square feet of space for a term of 24 months through December 31, 2013. Annual rent under the lease approximated $212,000, or $18,000 monthly. Additionally, we paid our proportionate share of maintenance on the common areas in the business park. On January 25, 2013, the Company announced the closure of the Company's Austin facility as operations were to be consolidated in our headquarters in Campbell, California and our United Kingdom location as part of a strategic reallocation of resources designed to increase levels of service to customers and generate operating cost savings. On May 10, 2013, the Company agreed to terminate the Austin facility lease effective September 15, 2013. During the year ended December 31, 2013, the Company recorded a charge of $179,000 related to the Austin facility closure.
In October 2012, we executed an office lease agreement for office space in Godalming outside of London, where we have call center operations. The facility’s 5,000 square feet of call center space will be utilized to better accommodate our current operations in Europe and provide additional space for expansion. The lease has a thirty-month term and terminates in March 2015. Annual base rent for this facility is 28,000 Great Britain Pounds. Based on the exchange rate at December 31, 2013, annual rent is approximately $45,000.
Rent expense under operating lease agreements for continuing operations during the years ended December 31, 2013, 2012 and 2011 was $535,000, $773,000 and $903,000 respectively. Rent expense for the year ended December 31, 2011 includes $99,000 related to the closure of our Montreal facility. The Company incurred rent expense under operating lease agreement for our discontinued operations during the years ended December 31, 2013, 2012 and 2011 of $0, $158,000 and $207,000, respectively.
Future minimum payments under our non-cancelable operating leases with terms in excess of one year at December 31, 2013 are as follows (in thousands):

2014	$590
2015	566
2016 and thereafter	46
Total minimum payments	$1,202
Contingencies
On February 8, 2013, the Company's former Chief Executive Officer, Michael Silton, filed a demand for arbitration and complaint with the American Arbitration Association, alleging breach of contract and other causes of action relating to the termination of Mr. Silton's employment with the Company in October 2012. Mr. Silton sought full payment of severance benefits in the amount of approximately $1.0 million, plus compensation for unused vacation, related penalties and punitive damages. On March 21, 2013, the Company filed a responsive pleading in the arbitration proceedings. On May 15, 2013, the American Arbitration Association appointed an arbitrator. Thereafter, Mr. Silton withdrew his arbitration claim and on May 22, 2013, filed a complaint against the Company in the Santa Clara Superior Court. The allegations and causes of action were the same as the complaint filed with the American Arbitration Association. On July 5, 2013, the Company filed an answer to Mr. Silton's complaint and a cross-complaint against Mr. Silton. On or about August 1, 2013, Mr. Silton filed an answer to the cross-complaint. Between July and December 2013, the parties served and responded to written discovery requests and produced documents. In January 2014, the parties agreed to proceed to mediation. On January 28, 2014, the parties reached a settlement at mediation and executed a confidential settlement agreement. Pursuant to the settlement agreement, and in exchange for a release of claims, Mr. Silton received a payment from the Company's insurer and 1,000,000 shares of the Company's common stock. A portion of the payment and the shares of common stock was paid to Mr. Silton's legal counsel. After effectuating the terms of the settlement, the case was formally dismissed on March 17, 2014. In connection with the settlement agreement, the Company recorded a charge of $200,000 in the year ended December 31, 2013.
On July 9, 2013, YKnot Holdings LLC (“YKnot”) filed a complaint seeking damages against the Company in the Santa Clara Superior Court alleging breach of contract and related causes of action arising from the eCommerce Processor Agreement (the “Agreement”) entered into by YKnot and the Company in January 2012.  The central allegation in the complaint alleged that the Company failed to timely pay over certain reserves held by the Company against chargebacks and returns relating to YKnot's products in accordance with the Agreement.  On August 12, 2013, the Company filed an answer to the complaint and filed a cross-complaint against YKnot.  In January 2014, the parties agreed to proceed to mediation. On January 28, 2014, the parties reached a settlement at mediation and executed a settlement agreement pursuant to which the Company and YKnot agreed to a mutual "walk away" settlement and release with no money or other consideration paid to either party.

From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. We are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or results of operations.
Guarantees
On July 18, 2012, we issued an irrevocable standby letter of credit in the amount of $100,000 to our landlord for a security deposit for our corporate headquarters located in Campbell, California. The letter of credit was issued by Comerica Bank under the Credit Facility. On October 31, 2012, the Company executed a third amendment to the Campbell operating lease for our corporate headquarters in which the security deposit was reduced to $30,000. On January 31, 2013, the Company executed a fourth amendment to the Campbell operating lease in which the security deposit was increased to $40,000. On July 2, 2013, the Company executed a fifth amendment to the Campbell operating lease in which the security deposit was increased to $61,000.

Our customer contracts typically require us to contingently indemnify against certain qualified third party claims. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of December 31, 2013 and 2012.
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

Level 3	— Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
A summary of the activity of the fair value of the Level 3 liabilities for the years ended December 31, 2013 and 2012 is as follows (in thousands):

	Beginning Value of Level 3 Liabilities	Transfers In (Out)	Loss(Gain) on Fair Value Re- measurement	Foreign Currency Adjustment	Ending Fair Value of Level 3 Liabilities
December 31, 2013
Common stock warrant liability	$348	$89	$(344)	$—	$93
December 31, 2012
Contingent consideration — Optima (1)	$225	$(225)	$—	$—	$—
Common stock warrant liability	$517	$—	$(169)	$—	$348
December 31, 2011
Contingent consideration — Optima (1)	$182	$—	$44	$(1)	$225
Common stock warrant liability	$—	$815	$(298)	$—	$517
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

The following table represents the fair value hierarchy for our financial assets and liabilities held by us measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
December 31, 2013
Assets:
Money market funds (1)	$1,641	$—	$—
Liabilities:
Common stock warrant liability (2)	$—	$—	$93
December 31, 2012
Assets:
Money market funds (1)	$1,640	$—	$—
Liabilities:
Common stock warrant liability (2)	$—	$—	$348
  ____________

(1)	Money market funds are valued using active quoted market rates.

(2)
The fair value of our common stock warrant liability (see Note 6 - Long-Term Debt Obligations and Note 10 - Stockholders' Equity) is determined using the Black–Scholes valuation method utilizing the quoted price of our common stock in an active market. Volatility is estimated based on the historical market activity of our stock. The expected life is based on the remaining contractual term of the warrants and the risk free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants' remaining contractual term. See detailed inputs below.

The Company uses the Black-Scholes model to value our common stock warrant liability. The following are the assumptions used to measure the common stock warrant liability at December 31, 2013 and 2012, which were determined in a manner consistent with that described for stock option awards as set forth in Note 10:

	December 31,
	2013	2012
Expected life in years	2.50 - 6.75	3.50
Volatility	88.84%	65.99%
Risk-free interest rate	0.78% to 2.45%	0.34%
Dividend rate	—%	—%
The amounts reported as cash and cash equivalents, accounts receivable and accrued liabilities approximate fair value due to their short-term maturities.
The amounts reported as fair value of notes payable are at carrying value at December 31, 2013 and 2012. Accounts payable and notes payable are estimated at December 31, 2013 to have a fair value, using Level 3 input assumptions, of $6.2 million and $3.6 million, respectively, for financial statement disclosure purposes only. At December 31, 2012 the carrying value of notes payable approximated fair value. The Company also used Level 3 input assumptions to determine the fair value of goodwill and certain capitalized software which are not recorded on a recurring fair value basis.

9.     INCOME TAXES
The components of loss before income taxes from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$(20,536)	$(3,540)	$(10,176)
Foreign	(1,142)	(184)	(253)
Loss before income tax expense	$(21,678)	$(3,724)	$(10,429)
Income tax expense for the years ended December 31, 2013, 2012 and 2011 consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$(38)
State	(16)	43	44
Foreign	(100)	104	(74)
	(116)	147	(68)
Deferred:
Federal	(522)	86	86
State	(37)	8	4
Foreign	18	—	(3)
	(541)	94	87
Total income tax (benefit) expense	$(657)	$241	$19
Income tax expense for discontinued operations for the years ended December 31, 2013, 2012 and 2011 (in thousands) is $0, $95, and $96, respectively. The income tax benefit recorded in the year ended December 31, 2013 is primarily a result of the impairment of goodwill.
A reconciliation between the income tax benefit computed by applying the U.S. federal tax rate to loss before income taxes and actual income tax expense for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Tax benefit computed at federal statutory rate	$(7,353)	$(1,266)	$(3,546)
Effect of state income taxes	(48)	36	33
Foreign rate differential	466	61	8
Change in valuation allowance	6,284	1,163	3,392
Stock based compensation	120	96	391
Other	(126)	151	(259)
Total income tax (benefit) expense	$(657)	$241	$19
Deferred income taxes reflect the net tax effects of temporary differences between the value of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets as of December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$41,014	$27,841
Depreciation and amortization	3,919	2,778
Accrued reserves and other	1,036	1,162
Total deferred tax assets	45,969	31,781
Valuation allowance	(45,964)	(31,781)
Net deferred tax asset	5	—

Deferred tax liabilities:
Fixed Assets	(31)	—
Acquired goodwill	—	(567)
Total deferred tax liability	$(26)	$(567)
Realization of deferred tax assets is dependent upon future taxable earnings, the timing and amount of which are uncertain. Due to the cumulative operating losses in earlier years and continued significant loss in the most recent year, management believes that it is more likely than not that the deferred tax assets will not be realizable in future periods. The valuation allowance for deferred tax assets increased approximately $13.5 million and $1.2 million during the years ended December 31, 2013 and 2012, respectively. The increase in valuation allowance is mainly due to current year losses.
As of December 31, 2013, we have net operating loss carryforwards for federal and state of California tax purposes of $101.6 million and $34.3 million, respectively. The net operating loss carryforwards will expire at various dates beginning in 2020 through 2033 for federal tax purposes, if not utilized. The net operating loss for California tax purposes will begin to expire in 2014 through 2033, if not utilized. As of December 31, 2013, we also have a capital loss of $11.5 million and $4.5 million, respectively, for federal and California income tax purposes. Both federal and California capital losses will expire in 2017, if not utilized.
Internal Revenue Code Section 382 places a limitation (the "Section 382 Limitation") on the amount of taxable income that can be offset by net operating loss carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules limiting net operating loss carryforwards. We performed a new analysis of prior ownership changes under IRC Section 382 up to December 31, 2013. The analysis concluded that the Company had not incurred any new ownership changes since the last performed analysis as of December 31, 2006.
Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. There are no unremitted earnings as of December 31, 2013.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There are no ongoing examinations by income taxation authorities at this time. The Company’s tax years from 2000 to 2013 remain open to United States federal income tax and California examination due to the carryforward of unutilized net operating losses. The Company’s tax years from no earlier than 2009 and forward remain open to examination in certain foreign tax jurisdictions.
The Company does not anticipate any significant changes to the FASB ASC 740 liability for unrecognized tax benefits within twelve months of this reporting date. The Company adopted the provisions of FASB ASC 740 as of January 1, 2007. The amount of unrecognized tax benefit as of December 31, 2013 and 2012 is not material.
The Company has adopted the accounting policy that interest and penalties will be classified as a component of operating income and losses. No interest and penalties were recorded as of December 31, 2013 and 2012.
In September 2013, the IRS released final tangible property regulations ("repair regulations") under Sections 162(a) and 263(a) of the Internal Revenue Code, regarding the deduction and capitalization of amounts paid to acquire, produce, or improve tangible property. The final regulations replace temporary regulations that were issued in December 2011 and are effective for tax years beginning January 1, 2014, with early adoption permitted for tax years beginning January 1, 2012. The final regulations are effective for the Company for its tax year beginning January 1, 2014, and the Company is currently evaluating the impact of the final repair regulations on its consolidated financial statements but does not expect this to have a material impact to the financial statements.

10.    STOCKHOLDERS' EQUITY
Preferred Stock
We have 5,000,000 shares of preferred stock authorized. Our board of directors has the authority to issue the preferred stock and to fix or alter the rights, privileges, preferences and restrictions related to the preferred stock, and the number of shares constituting any such series or designation. No shares of preferred stock were outstanding at December 31, 2013 and 2012.
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
In April 2013, we issued and sold 13.0 million shares of our common stock in a registered direct offering and raised gross cash proceeds of approximately $5.8 million. The $5.5 million of net cash proceeds from the offering were used for general corporate purposes, including working capital and capital expenditures.

Common Stock Warrants
The 1.5 million warrants issued to investors in the June 2011 public offering have an initial 5-year term and an exercise price of $1.40 per share and became exercisable six months after their issuance date. If at any time the shares of common stock issuable thereunder are not registered for resale pursuant to an effective registration statement, the warrants may be exercised by way of a cashless exercise. The warrants also contain provisions that protect the holders thereof against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events. In addition, the placement agent received a warrant to purchase a number of shares of common stock equal to three percent (3.0%) of the number of shares purchased by investors in the offering, which approximates 110,000 shares. The placement agent warrant has an initial 5-year term and an exercise price of $1.05 per share and became exercisable six months after its issuance date. The placement agent warrant may also be exercised by way of a cashless exercise. The placement agent warrant also contains provisions that protect its holder against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events.
In October 2013, we issued a warrant to Agility Capital II, LLC to purchase 216,667 shares of the Company's common stock. The warrant has a 7-year term and an exercise price of $0.45 per share. The warrant may also be exercised by way of a cashless exercise. The warrant also contains provisions that protect its holder against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as future issuances of common stock at a price below the warrant's exercise price, stock dividends, stock splits and other similar events.
We have classified all of the above mentioned warrants as liabilities under the caption “Common stock warrant liability” and recorded the liability at its estimated fair value with the corresponding gains or losses as a separate line item after operating loss from operations in the consolidated statement of operations and comprehensive loss, under the caption “Gain due to change in fair value of warrant liability.” See Note 8 for disclosures regarding the fair value of financial instruments. In the years ended December 31, 2013 and 2012, we recorded gains of $344,000 and $169,000, respectively, on the fair value re-measurement of the warrants.
The following table summarizes the terms of those outstanding warrants:

Date of Issuance	Warrants Outstanding at December 31, 2013	Exercise Price	Term from Date of Issuance
June 22, 2011	110,092	$1.05	Five Years
June 24, 2011	1,467,887	$1.40	Five Years
October 30, 2013	216,667	$0.45	Seven Years
Treasury Stock
During the three year period ended December 31, 2013, the Company had restricted stock awards that vested. The Company is required to withhold income taxes at statutory rates based on the closing market value of the vested shares on the date of vesting. The Company offers employees the ability to sell their vested shares to the Company in an amount equal to the amount of income taxes to be withheld. During 2013, the Company purchased 273,724 shares with a cost of approximately $149,000 from employees to cover federal and state taxes due. During 2012, the Company purchased 152,399 shares with a cost of approximately $122,000 from employees to cover federal and state taxes due. During 2011, the Company purchased 398,741 shares with a cost of approximately $338,000 from employees to cover federal and state taxes due.
Equity Incentive Plans
2003 Stock Incentive Plan. In 2003, the Board of Directors adopted the 2003 Stock Incentive Plan (“2003 Plan”), which was approved by stockholders on May 14, 2003. The 2003 Plan was amended and restated effective May 15, 2007, again on May 15, 2008, again on February 18, 2013 and again on June 5, 2013. The 2003 Plan was amended in 2007 to provide for new annual grants to non-employee members of the Board to reflect the 5-for-1 reverse stock split of our common stock, which was effective as of December 15, 2005, and to reflect certain changes in applicable tax, securities and accounting rules arising after the date the 2003 Plan was adopted. The 2003 Plan was amended again in 2008 with the approval of the stockholders to increase the aggregate number of shares of common stock available for issuance under the 2003 Plan by 950,000 shares, to increase the maximum number of shares that could be issued under the annual evergreen provision of the 2003 Plan from 600,000 shares to 1,000,000 shares (or, if less, 4% of the total outstanding shares), and to permit awards with respect to such increased number of shares potentially through May 15, 2018. The 2003 Plan was further amended in February 2013 to increase the automatic annual grants to non-employee Board members occurring on the date of each annual stockholders meeting from 20,000 restricted shares to 100,000 restricted shares, to change the initial grant made to new directors upon their first election or appointment as a non-employee Board member from 20,000 options to 50,000 restricted shares, and to allow each non-employee Board member to elect to take all or a portion of such director's annual retainer fee or meeting fees in common stock in lieu of cash. The 2003 Plan was amended again in June

2013 with the approval of the stockholders to increase the aggregate number of shares of common stock available for issuance under the 2003 Plan by 1,200,000 shares, to increase the maximum number of shares that can be issued under the annual evergreen provision of the 2003 Plan from 1,000,000 shares to 2,000,000 shares (or, if less 4% of the total outstanding shares) and to extend the term of the 2003 Plan through June 5, 2023.
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
At the beginning of the 2013 and 2012 fiscal years, the number of shares authorized for grant under the 2003 Plan automatically increased on the first trading date of January by an amount equal to the lesser of 4% of our outstanding common stock at December 31 or 1,000,000 shares. For both 2013 and 2012, the number of shares authorized for grant under the 2003 Plan increased by 1,000,000 shares. Shares forfeited that were granted under the 2003 Plan are available for future grant. In the future, the Company may seek stockholder approval to increase the shares available to grant to employees, consultants, and non-employee directors based on the growth of the Company. Total shares available for grant under the 2003 Plan was 1,252,000 at December 31, 2013.
2012 Inducement Equity Incentive Plan. On December 21, 2012, the Board of Directors approved and adopted the Company's 2012 Inducement Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the issuance of nonqualified stock options and shares of common stock, either with or without a purchase price, to newly hired employees as a material inducement to such individuals entering into our employment. Stockholder approval of the 2012 Plan was not required under Nasdaq Capital Market and SEC rules then applicable to the Company. Options granted under the 2012 Plan are priced at not less than 100% of the fair market value of the common stock on the date of grant and have a maximum term of ten years from the date of grant. Awards granted to employees under the 2012 Plan vest in accordance with a schedule determined by the Compensation Committee of our Board of Directors. In December 2012, the Compensation Committee granted an inducement equity award to Donald Massaro under the Company's 2012 Plan in connection with his entering into employment as our President and Chief Executive Officer. The number of shares subject to the awards issued to Mr. Massaro and the related vesting schedules are as follows: (1) a grant of 500,000 restricted shares of common stock which vest 1/16th quarterly over a four year term, (2) an option to purchase 500,000 shares of common stock which vest 1/16th quarterly over a four year term and (3) a grant of 250,000 restricted shares of common stock which vested in a single installment on March 31, 2013. On February 19, 2013, the Company authorized an additional 375,000 shares under the 2012 Plan in connection with an inducement equity award of 375,000 restricted shares of common stock issued to the Company's then incoming chief financial officer. Total shares available for grant under the 2012 Plan was 281,250 at December 31, 2013.
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
We expense stock-based compensation to the same expense categories in which the respective award grantee’s salary expense is reported. The table below reflects stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year ended December 31,
	2013	2012	2011
Stock-based compensation expense from continuing operations included in:
Cost of services	$75	$84	$73
Sales and marketing	150	51	169
Technology and development	215	116	186
General and administrative	1,070	559	1,594
	$1,510	$810	$2,022
At December 31, 2013, approximately $1,167,000 of stock-based compensation relating to unvested awards had not been amortized and will be expensed in future periods through 2016. Under current grants that are unvested and outstanding, approximately $432,000 will be expensed in 2014 as stock-based compensation, subject to true-up adjustments for forfeitures and vestings during the year.
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
During the years ended December 31, 2013, 2012 and 2011, the weighted average valuation assumptions for stock option awards and forfeiture rates used for the expense calculations for stock option and restricted stock awards were as follows:

	Year Ended December 31,
	2013	2012	2011
Expected life in years	3.94	3.76	3.76
Volatility	73.52%	65.99%	65.99%
Risk-free interest rate	0.50%	0.38%	1.00%
Dividend rate	—%	—%	—%
Forfeiture Rates:
Options	21.53%	27.61%	27.61%
Restricted stock	19.43%	15.04%	15.04%

A summary of option activity under our active Stock Incentive Plans for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Balance at December 31, 2010	674	$2.25
Granted	600	0.98
Exercised	(15)	1.00
Canceled	(238)	1.96
Balance at December 31, 2011	1,021	1.59
Granted	585	0.70
Exercised	—	—
Canceled	(437)	1.29
Balance at December 31, 2012	1,169	1.25
Granted	2,155	0.46
Exercised	(5)	0.81
Canceled	(621)	1.00
Balance at December 31, 2013	2,698	$0.67
The weighted average grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $0.33, $0.31 and $0.47, respectively, per share.
The following table summarizes information about stock options outstanding as of December 31, 2013:

	Options Outstanding				Options Vested
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value at Closing Price of $0.24 on 12/31/13	Number Exercisable (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value at Closing Price of $0.24 on 12/31/13
$0.35 - $ 0.40	829	9.33	$0.40	$—	110	$0.40	$—
$0.41 - $ 0.45	462	9.56	0.44	—	33	0.45	—
$0.46 - $ 0.68	501	8.78	0.55	—	75	0.55	—
$0.69 - $ 0.69	500	8.99	0.69	—	125	0.69	—
$0.70 - $13.20	406	5.86	1.64		279	2.01
$0.35 - $13.20	2,698	8.68	$0.67	$—	622	$1.20	$—
The aggregate intrinsic value represents the net value which would have been received by the option holders had all option holders exercised their in-the-money options as of December 31, 2013. The Company received cash proceeds from the exercise of stock options of $4,000 and $15,000 in the years ended December 31, 2013 and 2011, respectively. There were no options exercised during the year ended December 31, 2012. The total intrinsic value of the options exercised during the years ended December 31, 2013 and 2011 was approximately $1,000 and $4,000, respectively.
Restricted stock awards are issued from the 2003 and 2012 Plans and any issuances reduce the shares available for grant. Restricted stock awards are valued at the closing market price of our stock on the date of the grant. During the year ended December 31, 2013, we granted restricted stock awards totaling 650,000 shares to four members of our board of directors with immediate vesting. One restricted stock award for 250,000 shares to one director was subsequently rescinded. During the year ended December 31, 2013, we granted restricted stock awards totaling 100,000 shares to two board advisors with vesting terms of one year and a fair value of $35,000 at date of grant. The following table summarizes the activity with regard to restricted stock awards during the years ended December 31, 2013, 2012 and 2011:

	Number of Shares (in thousands)	Weighted Average Grant Price
Balance at December 31, 2010	2,457	$1.47
Granted	995	1.03
Vested	(1,363)	0.86
Forfeited	(743)	1.36
Balance at December 31, 2011	1,346	1.03
Granted	2,145	0.79
Vested	(720)	0.78
Forfeited	(516)	0.93
Balance at December 31, 2012	2,255	0.78
Granted	1,518	0.70
Rescinded	(250)	0.93
Vested	(1,986)	0.52
Forfeited	(955)	0.80
Balance at December 31, 2013	582	$0.69
The total fair value of the nonvested restricted stock awards at grant date was $402,000 as of December 31, 2013.

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
In April 2013, we issued and sold 13.0 million shares of our common stock in a registered direct offering and raised gross cash proceeds of approximately $5.8 million. Members of our board of directors and our Chief Executive Officer purchased an aggregate of 500,025 shares at a price of $0.45 per share in the offering.

12.    EMPLOYEE BENEFIT PLAN
We have a defined contribution benefit plan established under the provisions of Section 401(k) of the Internal Revenue Code. All employees may elect to contribute up to 20% of their compensation to the plan through salary deferrals, subject to annual limitations. Participants’ contributions are fully vested at all times. During the years ended December 31, 2013, 2012 and 2011, the Company had no matching contributions to the plan and incurred a credit of approximately $14,000, $19,000 and $12,000, respectively, relating to forfeitures under the plan.

13.     INTEREST AND OTHER EXPENSE, NET
The components of interest and other expense, net are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Interest expense, net	228	237	193
Currency transaction (gain) loss	35	(21)	(15)
Other	31	—	—
Interest and other expense, net	294	216	178

14.    SUBSEQUENT EVENTS
On January 28, 2014, we entered into a settlement agreement to settle a claim filed by Michael Silton, the Company's former Chief Executive Officer. See Note 7 for a discussion of the settlement agreement with Mr. Silton.
On January 28, 2014, we entered into a settlement agreement with YKnot Holdings LLC ("Yknot") to settle a claim filed by YKnot. See Note 7 for a discussion of the settlement agreement with Yknot.

On February 27, 2014, Comerica Bank issued a notice of default as the amounts outstanding under the Revolving Line were past due. On February 28, 2014, Agility Capital II LLC ("Agility") issued a notice of default due to the notice of default issued by Comerica Bank. On March 19, 2014, the Company and Comerica Bank entered into a forbearance agreement pursuant to which Comerica Bank agreed to extend the scheduled maturity date of the Revolving Line until May 1, 2014. The Agility default was subsequently cured as a result of the extension of the maturity date to May 1, 2014, commensurate with the extension of the scheduled maturity date of the Revolving Line. See Note 6 for a discussion of the debt obligations to Comerica Bank and Agility.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(3) and 15d-15(e) under the Exchange Act, as of December 31, 2013.
Based on the evaluation as of December 31, 2013, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
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
(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
On December 6, 2013, Mr. James Chung, our former Chief Technology Officer and one of the “named executive officers” identified in our 2013 proxy statement, resigned from his employment with the Company.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers of the Registrant
The following table provides the name, age and positions of our directors and executive officers as of March 25, 2014.

Name	Age	Position
Donald Massaro	70	President, Chief Executive Officer, and Chairman
Bradford Peppard	59	Exeutive Vice President, Chief Financial Officer, Corporate Secretary and Director
C. Finnegan Faldi (1) (2) (3)	46	Director
James Hopkins	68	Director
Eric Salzman (1) (2) (3)	46	Director
___________________

(1)	Member of the Audit Committee

(2)	Member of the Governance and Nominating Committee

(3)	Member of the Compensation Committee
Set forth below is a description of the backgrounds, including business experience over the past five years, for each of our directors and executive officers.
Donald J. Massaro, 70, joined our Company as President and Chief Executive Officer and a member of the Company's Board of Directors in December 2012. Mr. Massaro brings more than 30 years of experience, leading technology-based companies and bringing products to market. Most recently, he served as Chief Executive Officer of Sendmail, Inc., a leader in messaging infrastructure, from September 2006 to August 2012. Previously, Mr. Massaro was the President, CEO and founder of Reconnex Inc. from May 2003 to June 2005. From July 2001 to May 2003, he served as President and CEO of Array Networks, Inc. Mr. Massaro holds a BS degree in Aeronautical Engineering from the University of Notre Dame, a Master of Science degree in mechanical engineering from Northwestern University and studied for his PhD at University of California at Berkeley. Mr. Massaro’s previous work experience, including as a CEO of various other companies, enables him to bring valuable perspectives that are core to our Company’s business.
Bradford Peppard, 59, has served as Executive Vice President, Chief Financial Officer and Corporate Secretary since October 2013 and as a director of our Company since 2004 . Since 2002, Mr. Peppard has been President of Lime Tree Productions, a strategic marketing consulting firm. Mr. Peppard also served as a Director of International Sales at Smith Micro. From 1999 to 2002, Mr. Peppard was President of CinemaScore Online, an online source of movie rating information. Prior to that, Mr. Peppard held Vice President of marketing positions at Aladdin Systems, Software Publishing Corporation and Quarterdeck Office Systems. Mr. Peppard’s financial experience includes positions as Treasurer of Trader Joe’s, Director of Finance and Administration (Controller) for CBS TV and CBS/Fox Studios, an MBA from Stanford Business School with a concentration in Finance, and prior audit committee experience with a number of public companies, including: Aladdin Systems, Monterey Bay Technology, and Oppenheimer Industries.
C. Finnegan Faldi, 46, has served as a director of our Company since November 2012 and is currently Chairman of the Governance and Nominating Committee and a member of our Audit Committee and our Compensation Committee. Mr. Faldi brings nearly 20 years of senior management experience in both start-ups and public technology companies. Mr. Faldi is currently serving as President and Chief Executive Officer of TruEffect, Inc. Prior to that, Mr. Faldi served as Chief Operating Officer at Datalogix, a database marketing and digital media company, from October 2011 to October 2012. From December 2007 to October 2011, he served as a Vice President over a number of Yahoo’s businesses including Global Broadband, Search Affiliate, NA Mobile and Strategic Partnerships & Operations. Prior to that, he held various senior operational and business development positions including managing the sales, marketing, product and business development teams for both the eCommerce and Direct Merchant business at Solidus Networks from August 2004 to November 2007. Mr. Faldi received a BS degree in Economics, with a concentration in Strategic and Entrepreneurial Management, from the Wharton School at the University of Pennsylvania. He earned his MBA degree from the Graziadio School at Pepperdine University.
Eric Salzman, 46, has served as a director of our Company since October 2013 and is currently the Chairman of the Audit Committee and a member of our Compensation Committee and our Governance and Nominating Committee.  Mr. Salzman has nearly 20 years of experience in the financial services industry with expertise in M&A, private equity, special situations and restructuring.  He currently serves as the Managing Member of SarniHaan Capital Partners LLC, a boutique consulting firm he established to provide high impact strategic advice to public and private technology companies and maintains an investment banking affiliation with Monarch Capital Group, LLC.  Mr. Salzman previously spent several years at Lehman Brothers Inc., including as Managing Director in the Private Equity and Principal Investing Group and Managing Director in the Global Trading Strategies Division.  Mr. Salzman also serves as a director of 8x8, Inc., a provider of cloud-based unified communications and collaboration solutions , where he is currently the Chairman of the Compensation Committee and a member of the Audit and Governance and Nominating Committees.  Mr. Salzman graduated with an MBA from the Harvard Graduate School of Business and a BA Honors from the University of Michigan.
James Hopkins, 68, has served as a director of our Company since December 2013. Mr. Hopkins has over 30 years of experience working with small and medium sized technology companies. Most recently, he served as CEO of Certara from March 2007 to December 2013, when Certara was acquired by Arsenal Capital Partners, a New York-based private equity company. Certara is engaged in the business of providing modeling and informatics software and services to pharmaceutical and biotechnology companies to assist them in developing new drugs. Prior to that, Mr. Hopkins served on the Board of Directors of Corel Corporation, a software company, starting in October 2001 when Corel Corporation acquired Micrografx. Mr. Hopkins served a Chairman and CEO of Micrografx when acquired by Corel Corporation. Mr. Hopkins graduated with a BBA degree in Business and Information Systems from the University of Texas.
Section 16(a) Beneficial Ownership Reporting Compliance
Our directors, executive officers and persons who hold more than ten percent (10%) of the Company’s outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of the Common Stock and their transactions in such Common Stock. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent shareholders were timely filed, except as follows: On October 3, 2014, Mr. Salzman joined the Board of Directors of the Company. The related Form 3 was filed on November 4, 2013. On December 20, 2014, Mr. Hopkins joined the Board of Directors of the Company. The related Form 3 was filed on February 26, 2014. On January 10, 2014, Mr. Salzman received an award of restricted common stock. The related Form 4 was filed on January 17, 2014. On January 10, 2014, Mr. Hopkins received an award of restricted common stock. The related Form 4 was filed on March 28, 2014.
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
Our Standards of Business Ethics and Conduct is posted on our website, at www.rainmakersystems.com, under the investors / corporate governance link. We will also disclose on our website any material amendment to, or waiver from, a provision of the Standards of Business Ethics and Conduct that applies to a director or officer.
Procedures for Shareholder Recommendations of Nominees to the Board of Directors
As of the date of this filing, there have been no material changes to the procedures described in our Proxy Statement relating to the 2013 Annual Meeting of Stockholders by which stockholders may recommend nominees to our Board of Directors.

Audit Committee
We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee presently consists of Messrs. Salzman and Faldi. The Board has determined that Mr. Salzman, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under applicable SEC rules. The Board of Directors has also determined that Mr. Salzman is an “independent director” as defined under Nasdaq and SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION
2013 Summary Compensation Table
The table below summarizes the compensation paid by the Company to our named executive officers for the fiscal years ended December 31, 2013 and 2012, as applicable.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Donald Massaro (4)	2013	216,000	—	—	—	162,300	15,200	393,500
President and Chief Executive Officer	2012	—	—	517,500	142,000	—	—	659,500
Bradford Peppard (5)	2013	49,000	—	—	—	—	156,700	205,700
Executive Vice President and Chief Financial Officer	2012	—	—	—	—	—	—	—
Mallorie Burak (6)	2013	169,000	20,565	266,250	—	38,435	45,200	539,450
Former Chief Financial Officer	2012	—	—	—	—	—	—	—
James Chung (7)	2013	221,000	18,505	140,000	—	37,695	27,400	444,600
Former Chief Technology Officer	2012	235,000	—	60,800	—	800	—	296,600
___________________

(1)
The amounts included under the “Stock Awards” and “Option Awards” columns reflect aggregate grant date fair value of the restricted stock and option awards granted in each respective fiscal year, computed in accordance with FASB ASC Topic 718, excluding the effect of any estimated forfeitures. Please see Note 10 in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for assumptions used in calculating these amounts.

(2)
Our NEO's are eligible to receive non-equity incentive plan compensation, which is compensation paid based on a measurable attainment schedule. See "Narrative Disclosure to Summary Compensation Table - Variable Compensation Plan" below for additional information.

(3)	The amounts reported in the "All Other Compensation" column above include the following items:

Executive	Company Paid Medical	Severance Payment	Board Fees and Stock Awards	Total
Donald Massaro	15,200	—	—	15,200
Bradford Peppard	700	—	156,000	156,700
Mallorie Burak	—	45,200	—	45,200
James Chung	18,400	9,000	—	27,400
Mr. Peppard received board fees of $135,000 and stock awards of $21,000 as a non-employee director of our Board in 2013, including for service on a special committee of the Board formed in October 2012 to assist with the transition to a new Chief Executive Officer for the Company. See footnote (5) below for additional information on board fees and stock awards paid to Mr. Peppard as a non-employee director in 2013.
In connection with her separation from employment with the Company on October 11, 2013, Ms. Burak received severance of six months base salary payable over the 6-month period following her separation date in accordance with the Company’s normal payroll schedule, of which $45,200 was paid in 2013, and accelerated vesting of 46,875 shares of restricted stock. In connection with his separation from employment with the Company on December 6, 2013, Mr. Chung received severance of six months base salary payable over the 6-month period following his separation date in accordance with the Company’s normal payroll schedule, of which $9,000 was paid in 2013, and accelerated vesting of 81,250 shares of restricted stock.

(4)
Donald Massaro was hired as President and Chief Executive Officer on December 11, 2012. Mr. Massaro agreed to forego a portion of his 2013 base salary and any potential variable compensation through March 31, 2013, and in lieu thereof he received a grant of 250,000 restricted shares of common stock of the Company. See "Narrative Disclosure to Summary Compensation Table - Equity Awards" below for additional information.

(5)
Bradford Peppard was hired as Executive Vice President and Chief Financial Officer on October 3, 2013. Mr. Peppard served as a non-employee director of our Board until October 3, 2013, when he was hired as our Executive Vice President and Chief Financial Officer, and remains a director of the Company. Mr. Peppard’s compensation in 2013 as a non-employee director of our Board is included in the Summary Compensation Table above under the “All Other Compensation” column. Mr. Peppard’s 2013 director compensation consisted of (i) $25,000 in retainer fees paid for the first and second quarters of 2013, (ii) $110,000 in fees (of which $30,000 was earned in 2012) paid for service on a special committee of the Board formed in October 2012 to assist with the transition to a new Chief Executive Officer for our Company, (iii) a stock award of 250,000 shares of our common stock for service on the transition committee, which Mr. Peppard voluntarily rescinded in connection with his appointment as CFO, and (iv) a restricted stock award of 50,000 shares of our common stock granted on August 19, 2013, vesting 100% upon grant.

(6)	Mallorie Burak was hired as Chief Financial Officer on January 24, 2013. Her employment ended on October 11, 2013.

(7)	James Chung's employment as Chief Technology Officer of the Company ended on December 6, 2013.
Narrative Disclosure to Summary Compensation Table
Named Executive Officers. Our named executive officers (NEOs) include (i) our CEO (Donald Massaro), (ii) our two most highly compensated executive officers in the fiscal year ended December 31, 2013 who were serving as executive officers at the end the last completed fiscal year, which includes only our CFO (Bradford Peppard), and (iii) two former executives that would have qualified as NEOs if still employed with us at December 31, 2013 (Mallorie Burak and James Chung).
Salary. The amounts included under the "Salary" column represent the amount of the applicable NEO's annual base salary paid in 2013 for the full year or portion of the year for which the NEO was employed by the Company.
Bonus. The amounts included under the “Bonus” column represent cash bonuses approved by our Compensation Committee for the first quarter of 2013 based on a subjective assessment of the applicable NEO’s performance.
Variable Compensation Plan. The amounts included under the “Non-Equity Incentive Plan Compensation” column represent amounts earned by our NEOs in 2013 under our Variable Compensation Plan (VCP). The VCP was established beginning in the second quarter of 2013 for the benefit of our executive officers and other participating employees. The VCP provides for cash compensation to be paid quarterly when pre-determined individual and/or team goals and (beginning in the fourth quarter of 2013) Company performance targets are achieved. The portion of an NEO’s target variable compensation amount that is based on the Company’s achievement of performance targets is only paid in the event the Company achieves at least 50 percent of its performance target. If the Company’s performance for any measure falls between 50 percent and 100 percent, we interpolate to determine the applicable payout percentage. The amount of the quarterly cash compensation that we pay to our NEOs participating in the VCP is determined by a formula that weighs the quarterly achievement of the pre-established individual and/or team goals and (beginning in the fourth quarter of 2013) Company performance targets relative to the NEO’s target variable compensation amount. The table below sets forth the target variable compensation amount (expressed as a percentage of base salary) for each of our NEOs.
Fiscal Year 2013 Target Variable Compensation Amounts

Executive	Target (% of base salary)
Donald Massaro President and CEO	75%
Bradford Peppard CFO	100%
Mallorie Burak Former CFO	50%
James Chung Former Chief Technology Officer	35%
During the second and third quarters of 2013, all of our NEOs earned variable compensation under the VCP due to their achievement of individual and/or team goals. No variable compensation was earned by any of our NEOs for the fourth quarter of 2013. During 2012, Mr. Chung earned a bonus determined in accordance with the Company’s corporate bonus plan then in effect.
Equity Awards. In 2012, Mr. Massaro received (i) 500,000 restricted shares of common stock of the Company vesting 1/16 quarterly over four years upon his completion of each 3-month period of service over the 4-year period measured from the grant date, (ii) options to purchase 500,000 shares of common stock of the Company vesting 1/16 quarterly over four years upon his completion of each 3-month period of service over the 4-year period measured from the grant date, and (iii) an additional 250,000 restricted shares of common stock of the Company vesting in a single installment on March 31, 2013. In 2013, Ms. Burak received 375,000 restricted shares of common stock of the Company vesting 1/16 quarterly over four years upon her completion of each 3-month period of service over the 4-year period measured from the grant date. In 2012 and 2013, Mr. Chung received restricted stock awards of 60,750 restricted shares and 140,000 restricted shares, respectively, each vesting quarterly over two years. Mr. Peppard did not receive any stock awards or option awards as an NEO in 2013; however, under the terms of his employment agreement he is eligible to receive 500,000 restricted shares of common stock of the Company upon approval of the Compensation

Committee vesting 1/16 quarterly over four years upon his completion of each 3-month period of service over the 4-year period measured from the grant date.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information regarding the stock option grants and stock awards to the named executive officers as of December 31, 2013.

	Option Awards				Stock Awards
Name and Grant Date	Number of Securities Underlying Unexercised Options Unexercisable		Options Exercise Price ($/Share)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Donald Massaro
12/27/2012	375,000	(2)	$0.69	12/27/2022	—		$—
12/27/2012	—		—		375,000	(3)	$90,000
Bradford Peppard
5/19/2010	—		—		5,000	(4)	$1,200
5/19/2011	—		—		10,000	(5)	$2,400
7/17/2012	—		—		15,000	(6)	$3,600
Mallorie Burak	—		—	—	—		$—
James Chung	—		—	—	—		$—
___________________

(1)	Market value of shares that have not vested was calculated by using our closing market price at December 31, 2013 of $0.24 per share.

(2)	These options vest 6.25% quarterly over 4 years from 2012 to 2016 and will be fully vested in 2016.

(3)	These restricted stock awards vest 6.25% quarterly from 2012 to 2016 and will be fully vested in 2016.

(4)	These restricted stock awards vest 25% annually over 4 years from 2010 to 2014 and will be fully vested in 2014.

(5)	These restricted stock awards vest 25% annually over 4 years from 2011 to 2015 and will be fully vested in 2015.

(6)	These restricted stock awards vest 25% annually over 4 years from 2012 to 2016 and will be fully vested in 2016.
Severance and Change in Control Payments
Our CEO and CFO are entitled to severance and change-in-control benefits pursuant to their employment agreements with the Company. The employment agreements of each of Mr. Massaro and Mr. Peppard generally provide that if his employment is constructively terminated or terminated by the Company without cause, then he will receive, with no duty to mitigate, an amount equal to six months base salary. In addition, both Mr. Massaro and Mr. Peppard are eligible for accelerated vesting of unvested restricted stock and option grants upon a merger, sale or other change of control of the Company.
Adjustment or Recovery of Awards
Under Section 304 of Sarbanes-Oxley, if the Company is required to restate its financial statements due to material noncompliance with any financial reporting requirements as a result of misconduct, the CEO and CFO must reimburse the Company for (1) any bonus or other incentive-based or equity-based compensation received during the 12 months following the first public issuance of the non-complying document, and (2) any profits realized from the sale of securities during those 12 months. The Company does not have other policies or recovery rights with respect to NEO compensation, other than the vesting schedules described above.
2013 Director Compensation
The following table summarizes the compensation paid by the Company to its non-employee directors for the year ended December 31, 2013. During 2013, all non-employee directors were eligible to receive (i) an aggregate annual retainer fee of $50,000, payable in equal quarterly installments of $12,500 for each quarter of Board service (payable in cash or restricted shares of the Company's common stock, at the election of each director); (ii) an annual grant of 100,000 restricted shares of the Company's common stock on the date each annual stockholders meeting, vesting in a series of four successive quarterly installments upon each director's completion of each three month period of service as a Board member over the 12-month period measured from the grant date, provided that such individual has served as a non-employee Board member for at least six (6) months; and (iii) an initial grant of 50,000 restricted shares of the Company's Common Stock to each new director upon such individual's first election or appointment as a non-employee Board member, vesting in a series of four successive quarterly installments upon such director's completion of each 3-month period of service as a Board member over the 12-month period measured from the grant date. In addition, in October 2012, our Board formed a special committee to assist with the transition to a new Chief Executive Officer for our Company. Messrs. Levy and Peppard were appointed to the committee and were paid $10,000 in monthly fees for their participation on the committee. Mr. Peppard deferred the starting date for payment of his transition committee fees until April 2013.

Name and Title	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
C. Finnegan Faldi, Director (2)	25,000	21,000	—	46,000
James Hopkins, Director (3)	—	17,250	—	17,250
Bradford Peppard, Director (4)	135,000	21,000	—	156,000
Eric Salzman, Director (5)	12,500	17,250	—	29,750
Mitchell Levy, former Director (6)	38,333	232,500	100,000	370,833
Gary Briggs, former Director (7)	25,000	21,000	—	46,000
___________________

(1)
The amounts included under the “Stock Awards” column reflect aggregate grant date fair value of the restricted stock awards granted in 2013, computed in accordance with FASB ASC Topic 718, excluding the effect of any estimated forfeitures. Please see Note 10 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for assumptions used in calculating these amounts.

(2)
Mr. Faldi’s 2013 director compensation consisted of $25,000 in retainer fees paid for the first and second quarters of 2013 and a restricted stock award of 50,000 shares of our common stock granted on August 19, 2013, vesting 100% upon grant. Mr. Faldi voluntarily elected to forego the remaining balance of his annual retainer fee and to forego his annual grant of restricted shares following the 2013 annual meeting of stockholders.

(3)
Mr. Hopkins joined our Board in December 2013, prior to which time he had been serving as an advisor to our Board since June 27, 2013. Mr. Hopkins received a restricted stock award of 50,000 shares of our common stock granted on July 15, 2013, vesting 25% quarterly from June 2013 to June 2014 upon his appointment as a Board advisor.

(4)
Mr. Peppard served as a non-employee director of our Board until October 3, 2013, when he was hired as Executive Vice President and Chief Financial Officer of the Company. Mr. Peppard remains a director of the Company. Mr. Peppard’s 2013 director compensation consisted of (i) $25,000 in retainer fees paid for the first and second quarters of 2013, (ii) $110,000 in fees paid for service on the transition committee (of which $30,000 was earned in 2012), (iii) a stock award of 250,000 shares of our common stock for service on the transition committee, which Mr. Peppard voluntarily rescinded in connection with his appointment as CFO, and (iv) a restricted stock award of 50,000 shares of our common stock granted on August 19, 2013, vesting 100% upon grant. Mr. Peppard also elected to forego the remaining balance of his annual retainer fee and his annual grant of restricted shares following the 2013 annual meeting of stockholders. The compensation for Mr. Peppard relating to his service as an executive officer is set forth in the Summary Compensation Table above.

(5)
Mr. Salzman joined our Board on October 3, 2013, prior to which time he had been serving as an advisor to our Board since June 27, 2013. Mr. Salzman’s 2013 director compensation consisted of $12,500 in retainer fees for the fourth quarter of 2013. Mr. Salzman received a restricted stock award of 50,000 shares of our common stock granted on July 15, 2013, vesting 25% quarterly from June 2013 to June 2014 upon his appointment as a Board advisor.

(6)
Mr. Levy resigned from our Board on March 9, 2013. Mr. Levy’s 2013 director compensation consisted of (i) $8,333 in retainer fees, (ii) $30,000 in fees paid for service on the transition committee (of which $10,000 was earned in 2012), and (iii) a stock award of 250,000 shares of our common stock for service on the transition committee. Mr. Levy also received cash fees of $100,000 for consulting work performed for the Company in 2013 following his resignation from the Board, which fees are included under the heading “All Other Compensation".

(7)
Mr. Briggs resigned from our Board on October 3, 2013. Mr. Briggs’ 2013 director compensation consisted of $25,000 in retainer fees paid for the first and second quarters of 2013 and a restricted stock award of 50,000 shares of our common stock granted on August 19, 2013, vesting 100% upon grant. Mr. Briggs voluntarily elected to forego the remaining balance of his annual retainer fee and to forego his annual grant of restricted shares following the 2013 annual meeting of stockholders.

As of December 31, 2013, each non-employee director had the following number of stock options and unvested shares of restricted stock outstanding:

	Outstanding options at December 31, 2013	Unvested restricted stock awards outstanding at December 31, 2013
C. Finnegan Faldi	20,000	37,500
James Hopkins	—	37,500
Eric Salzman	—	37,500

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
The following table sets forth information as of December 31, 2013 with respect to shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans, the 2003 Stock Incentive Plan, which was approved by stockholders, and the 2012 Inducement Equity Incentive Plan, which was not approved by stockholders as described below.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,198,310	$0.67	1,252,266
Equity compensation plans not approved by security holders	500,000	0.69	281,250
Total	2,698,310	$0.67	1,533,516
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
On December 21, 2012, the Board of Directors approved and adopted the Company's 2012 Inducement Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the issuance of nonqualified stock options and shares of common stock, either with or without a purchase price, to newly hired employees as a material inducement to such individuals entering into our employment. Stockholder approval of the 2012 Plan was not required under SEC or Nasdaq Capital Market rules then applicable to the Company. Options granted under the 2012 Plan are priced at not less than 100% of the fair market value of the common stock on the date of grant and have a maximum term of ten years from the date of grant. Awards granted to employees under the 2012 Plan vest in accordance with a schedule determined by the Compensation Committee of our Board of Directors.
Beneficial Ownership of Securities
The following table sets forth certain information as of March 25, 2014, regarding the beneficial ownership of our common stock by (i) each person, to our knowledge, who is known by us to beneficially own more than five percent of our common stock, (ii) each named executive officer set forth in the Summary Compensation Table above, (iii) each of our Company’s directors, and (iv) all of our Company’s current directors and executive officers as a group. This table lists applicable percentage ownership based on 42,582,731 shares of common stock outstanding as of March 25, 2014. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Shares subject to options or warrants that are exercisable currently or within 60 days of March 25, 2014, are deemed to be outstanding and beneficially owned by the person for the purpose of computing share and percentage ownership of that person. They are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them. Unless otherwise indicated, all addresses for the stockholders set forth below is c/o Rainmaker Systems, Inc., 900 East Hamilton Avenue, Suite 400, Campbell, California 95008.

Name of Beneficial Owner	Number of Shares Beneficially Owned (Including the Number of Shares Shown in the Second Column)	Number of Shares Owned as a Result of Options and Warrants Exercisable Within 60 Days of March 25, 2013	Percentage of Shares Outstanding
Diker Management, LLC (1)	3,265,488	—	7.7%
Paul van Riel (2)	3,144,331	—	7.4
Perkins Capital Management, Inc (3)	2,692,249	350,000	6.3
Donald Massaro	1,239,765	156,250	2.9
Bradford Peppard	299,765	—	*
C. Finnegan Faldi	155,555	—	*
James Hopkins	100,000	—	*
Eric Salzman	100,000	—	*
Mallorie Burak	—	—	*
James Chung	201,768	—	*
All directors and officers as a group (7 persons)	2,096,853	156,250	4.9%
___________________
*    Less than 1%.

(1)
Beneficial ownership information is based solely on information contained in Schedule 13G/A filed with the SEC on February 12, 2014 by Diker Management, LLC on behalf of itself and affiliated persons and entities. The address for Diker Management, LLC is 730 Fifth Avenue, 15th Floor, New York, NY 10019.

(2)
Beneficial ownership information is based solely on information contained in Schedule 13G/A filed with the SEC on June 3, 2013 by Paul van Riel on behalf of himself. The address for Mr. van Riel is Prinses Julianalaan 56, 3062DJ, Rotterdam, The Netherlands.

(3)
Beneficial ownership information is based solely on information contained in Schedule 13G/A filed with the SEC on February 7, 2014 by Perkins Capital Management, Inc. on behalf of itself and affiliated persons and entities. The address for Perkins Capital Management, Inc. is 730 Lake St. E., Wayzata, MN 55391.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
There were no related party transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K during the year ended December 31, 2013.
Director Independence
The Board of Directors has determined that each of Messrs. Faldi, Hopkins and Salzman is “independent,” as that term is defined by Nasdaq and SEC rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
BDO USA, LLP (“BDO”) was engaged as the Company’s independent registered public accounting firm on October 7, 2004. Audit services provided by BDO during the 2013 fiscal year included the audit of our annual financial statements and services related to filings with the SEC and other regulatory bodies.

Principal Accountant Fees and Services
For the fiscal years ended December 31, 2013 and 2012, BDO, our independent registered public accounting firm, billed the approximate fees set forth below:

Audit Fees
Aggregate fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and internal control over financial reporting, reviews of the interim condensed consolidated financial statements included in quarterly filings, and services that are normally provided by BDO in connection with statutory and regulatory filings or engagements, including comfort letters and consents, except those not required by statute or regulation. Aggregate fees billed for audit services were $349,700 and $345,000 for the years ended December 31, 2013 and 2012, respectively.
Audit-Related Fees
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include due diligence and audits in connection with acquisitions, and consultations concerning financial accounting and reporting standards. Aggregate fees billed for audit-related services were $0 and $16,000 for the years ended December 31, 2013 and 2012, respectively.
Tax Fees
Tax fees consist of fees billed for professional services rendered for state and federal tax compliance and advice, including Canada, tax planning and a transfer pricing study. Aggregate fees for tax services were $64,000 and $23,000 during the years ended December 31, 2013 and 2012, respectively.
All Other Fees
None.
All engagements for services by BDO or other independent registered public accountants are subject to pre-approval by the Audit Committee; however, de minimis non-audit services may instead be approved in accordance with applicable SEC rules. The pre-approval of the Audit Committee was obtained for all services provided by BDO in the 2013 and 2012 fiscal year.

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

4.3
Form of Registration Rights Agreement dated as of June 15, 2005, by and among Rainmaker Systems, Inc. and the purchasers identified on the signature page thereto. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rainmaker on June 16, 2005.)

4.4	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8 filed by Rainmaker on June 23, 2011.)

10.1†
Contact Center Master Services Agreement, dated as of August 30, 2009, between Rainmaker Systems, Inc. and Hewlett-Packard Company. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 13, 2009.)

10.2
Second Amendment to Lease Agreement, dated as October 14, 2009, between Rainmaker Systems, Inc. and Legacy III Campbell, LLC. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 13, 2009.)

10.3†
Master Services Agreement, dated as of June 29, 2006, between Rainmaker Systems, Inc. and Symantec Corporation. (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed by Rainmaker on March 31, 2010.)

10.4†
Symantec Outsourced North American (NAM) Renewals Statement of Work effective as of April 1, 2008 between Rainmaker Systems, Inc. and Symantec Corporation. (Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed by Rainmaker on March 31, 2010.)

10.5†
Amendment Two to the Symantec Outsourced NAM Renewals Statement of Work, dated as of April 1, 2010 between Rainmaker Systems, Inc. and Symantec Corporation. (Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed by Rainmaker on March 31, 2010.)

10.6†
Statement of Work to the Vendor Service Agreement, dated as of September 20, 2010, between Rainmaker Systems, Inc. and Microsoft Corporation. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 12, 2010.)

10.7†
Vendor Services Agreement, dated as of February 26, 2010, between Rainmaker Systems, Inc. and Microsoft Corporation (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q/A filed by Rainmaker on February 28, 2011)

10.8†
Statement of Work, dated as of July 12, 2011, between Rainmaker Systems, Inc. and Microsoft Corporation. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Rainmaker on August 15, 2011.)

10.9
Amendment No. 1 to the Symantec Online Store Agreement, dated as of March 9, 2012 between Rainmaker Systems, Inc. and Symantec Corporation. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Rainmaker on May 15, 2012.)

10.10
Amendment No. 3 to the Symantec Outsourced NAM Renewals Statement of Work, dated as of March 9, 2012 between Rainmaker Systems, Inc. and Symantec Corporation. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Rainmaker on May 15, 2012.)

10.11
Amendment No. l to the Symantec Outsourced Latin American (LAM) Statement of Work, dated as of March 9, 2012 between Rainmaker Systems, Inc. and Symantec Corporation. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Rainmaker on May 15, 2012.)

10.12
Amendment No.1 to the Symantec License Renewal Center (LRC) Renewals Statement of Work, dated as of March 9, 2012 between Rainmaker Systems, Inc. and Symantec Corporation. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Rainmaker on May 15, 2012.)

10.13
Loan and Security Agreement dated as of June 14, 2012, between Rainmaker Systems, Inc. and Comerica Bank. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Rainmaker on August 14, 2012.)

10.14†
Master Services Agreement dated as of March 21, 2012 and Statement of Work #2 dated as of June 1, 2012, between Rainmaker Systems, Inc. and Comcast Cable Communications Management, LLC. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Rainmaker on August 14, 2012.)

10.15†
Statement of Work to the Vendor Service Agreement dated as of July 23, 2012, between Rainmaker Systems, Inc. and Microsoft Corporation. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Rainmaker on August 14, 2012.)

10.16
Change Order (#CR000022) to Statement of Work to the Vendor Service Agreement dated as of September 20, 2010, between Rainmaker Systems, Inc. and Microsoft Corporation. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 14, 2012.)

10.17*
Executive Employment Agreement dated December 11, 2012, between Rainmaker Systems, Inc. and Donald Massaro. (Incorporated by reference to Exhibit 10.1 to the to the Current Report on Form 8-K filed by Rainmaker on December 13, 2012.)

10.18*	2012 Inducement Equity Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by Rainmaker on December 27, 2012 (Reg. No. 333-185716).)

10.19*
Executive Employment Agreement dated January 17, 2013, between Rainmaker Systems, Inc. and Mallorie Burak. (Incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K filed by Rainmaker on April 1, 2013.)

10.20*
2003 Stock Incentive Plan, as amended and restated effective June 5, 2013 (Incorporated by reference to Exhibit 10.1 to the Definitive Proxy Statement on Schedule 14A filed by Rainmaker on May 1, 2013.)

10.21*
Executive Employment Agreement dated October 4, 2013, between Rainmaker Systems, Inc. and Bradford Peppard. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Rainmaker on November 19, 2013.)

10.22	Loan Agreement dated October 30, 2013 between Agility Capital II, LLC and Rainmaker Systems, Inc.

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions *	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2013	$15	$420	$(424)	$11
Year ended December 31, 2012	$80	$(61)	$(4)	$15
Year ended December 31, 2011	$79	$(40)	$41	$80
___________________

*	Uncollectible accounts written off, net of recoveries.

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred tax asset valuation account:
Year ended December 31, 2013	$31,781	$14,183	$—	$45,964
Year ended December 31, 2012	$30,618	$1,163	$—	$31,781
Year ended December 31, 2011	$27,841	$2,777	$—	$30,618

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINMAKER SYSTEMS, INC.

By:	/s/ DONALD MASSARO
Donald Massaro, President and Chief Executive Officer (Principal Executive Officer)
Date:	April 1, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 1, 2014.

By:	/s/ DONALD MASSARO
Donald Massaro, President and Chief Executive Officer, and Chairman (Principal Executive Officer)

By:	/s/ BRADFORD PEPPARD
Bradford Peppard, Chief Financial Officer, and Director (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ C. FINNEGAN FALDI
C. Finnegan Faldi, Director

By:	/s/ JAMES HOPKINS
James Hopkins, Director

By:	/s/ ERIC SALZMAN
Eric Salzman, Director