Form 10-Q
period 2014-03-31
RAINMAKER SYSTEMS INC
filed 2014-05-15
CIK 1094007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2014, the registrant had 42,581,908 shares of Common Stock, $0.001 par value, outstanding.

RAINMAKER SYSTEMS, INC.
FORM 10-Q
AS OF MARCH 31, 2014

PART I.—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,891	$3,633
Restricted cash	1,562	3
Accounts receivable, net	2,483	3,554
Prepaid expenses and other current assets	1,380	1,618
Total current assets	7,316	8,808
Property and equipment, net	858	691
Other non-current assets	1,173	840
Total assets	$9,347	$10,339
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,041	$13,042
Accrued compensation and benefits	911	1,001
Other accrued liabilities	2,841	3,665
Deferred revenue	1,966	1,965
Notes payable	2,927	3,641
Total current liabilities	23,686	23,314
Deferred tax liability	26	26
Deferred revenue, less current portion	2,267	1,629
Common stock warrant liability	76	93
Other long-term liabilities	158	172
Total liabilities	26,213	25,234
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized, 43,894 shares issued and 42,582 shares outstanding at March 31, 2014 and 43,795 shares issued and 41,495 shares outstanding at December 31, 2013	42	41
Additional paid-in capital	136,549	137,445
Accumulated deficit	(151,482)	(149,169)
Accumulated other comprehensive loss	(347)	(336)
Treasury stock, at cost; 1,312 shares at March 31, 2014 and 2,300 shares at December 31, 2013	(1,628)	(2,876)
Total stockholders’ deficit	(16,866)	(14,895)
Total liabilities and stockholders’ deficit	$9,347	$10,339
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net revenue	$4,126	$4,656
Cost of services	3,159	3,035
Gross profit	967	1,621
Operating expenses:
Sales and marketing	936	665
Technology and development	1,012	1,122
General and administrative	1,138	2,980
Depreciation and amortization	85	406
Total operating expenses	3,171	5,173
Operating loss	(2,204)	(3,552)
Gain due to change in fair value of warrant liability	(17)	(225)
Interest and other expense, net	99	93
Loss before income tax expense	(2,286)	(3,420)
Income tax expense	27	30
Net loss from continuing operations	(2,313)	(3,450)
Net income from discontinued operations, net of tax	—	156
Net loss	$(2,313)	$(3,294)

Foreign currency translation adjustments	(11)	(86)
Comprehensive loss	$(2,324)	$(3,380)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(0.06)	$(0.12)
Net income from discontinued operations	$—	$0.01
Net loss	$(0.06)	$(0.11)

Weighted average common shares - basic and diluted	41,636	28,994
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(2,313)	$(3,294)
Adjustment for income from discontinued operations, net of tax	—	(156)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	85	406
Amortization of debt discount	29	—
Gain due to change in fair value of warrant liability	(17)	(225)
Stock-based compensation expense	156	979
Provision for allowance for doubtful accounts	17	—
Provision for allowances for other assets	—	280
Changes in operating assets and liabilities:
Accounts receivable	1,080	567
Prepaid expenses and other assets	(118)	(462)
Accounts payable	2,008	2,046
Accrued compensation and benefits	(106)	623
Other accrued liabilities	(643)	736
Deferred tax liability	—	11
Deferred revenue	639	(320)
Net cash provided by continuing operations	817	1,191
Net cash provided by discontinued operations	—	121
Net cash provided by operating activities	817	1,312

Investing activities:
Purchases of property and equipment	(249)	(352)
Change in restricted cash, net	—	(165)
Net cash used in continuing operations	(249)	(517)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(249)	(517)

Financing activities:
Proceeds from borrowings	10	200
Repayment of borrowings	(753)	(320)
Restricted cash related to borrowings	(1,562)	—
Tax payments in connection with treasury stock surrendered	(3)	(79)
Net cash used in continuing operations	(2,308)	(199)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(2,308)	(199)

Effect of exchange rate changes on cash	(2)	(14)

Net increase (decrease) in cash and cash equivalents	(1,742)	582
Cash and cash equivalents at beginning of period	3,633	4,494
Cash and cash equivalents at end of period	$1,891	$5,076

Supplemental disclosures of cash flow information:
Cash paid for interest	$53	$57
Cash paid for income taxes	$3	3

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in settlement of claim	$200	$—
See accompanying notes.

RAINMAKER SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
— UNAUDITED —

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Rainmaker Systems, Inc. and its subsidiaries ("Rainmaker", "we", "our", or the "Company") is focused on serving large business enterprises to help them increase sales to small and medium sized businesses ("SMB"). The Company's services include lead generation services, SMB sales and contract renewals and the management of outside training for profit.
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
The results of our operations for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014, or any other period. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K"), as filed with the SEC on April 1, 2013. Balance sheet information as of December 31, 2013 has been derived from the audited financial statements for the year then ended.

Liquidity and Going Concern
As reflected in the accompanying consolidated financial statements, we had a net loss from continuing operations of $2.3 million for the three months ended March 31, 2014. During the three months ended March 31, 2014, we generated $817,000 in cash from operating activities.
At March 31, 2014, the Company had a net working capital deficit of $16.4 million. Our principal source of liquidity as of March 31, 2014 consisted of $1.9 million of cash and cash equivalents and $2.5 million of net accounts receivable. Our debt balance as of March 31, 2014 was $2.9 million, of which $2.5 million was due to Comerica Bank on May 1, 2014 and $407,000 was due to Agility Captial II, LLC on May 1, 2014, commensurate with the Comerica credit facility. On May 12, 2014, Comerica Bank issued a notice of default. On May 12, 2014, Agility Capital II, LLC issued a notice of default. See Note 5 for further discussion of our debt agreements. Our accounts payable balance increased from $13.0 million as of December 31, 2013 to $15.0 million as of March 31, 2014. $12.9 million of the March 31, 2014 accounts payable balance is related to a merchant account of a customer.
In order to meet our operating requirements, we will need to raise additional capital from outside third parties or from the sale of assets and restructure our debt. Additionally, we are pursuing a plan to achieve profitable operations through a combination of increased sales and decreased expenses. There can be no assurance that we will be successful in obtaining third party capital, selling assets or restructuring our debt. We do not have adequate cash or financial resources to operate for the next twelve months without raising significant additional capital, which raises substantial doubt about our ability to continue as a going concern.
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
Significant Accounting Policies
There have been no material changes during 2014 in the Company's significant accounting policies to those previously disclosed in the 2013 Form 10-K.
Recent Accounting Standards
There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2014, as compared to the recent accounting pronouncements described in the Company’s 2013 Form 10-K, that are of significance, or potential significance, to the Company’s condensed consolidated financial statements.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2014	2013
Net loss from continuing operations	$(2,313)	$(3,450)
Net income from discontinued operations	—	156
Net loss	$(2,313)	$(3,294)

Weighted-average shares of common stock outstanding – basic and diluted	41,636	28,994

Basic and diluted net income (loss) per share:
Continuing operations	$(0.06)	$(0.12)
Discontinued operations	—	0.01
Net loss	$(0.06)	$(0.11)
The following table presents the unvested restricted stock awards, stock options and stock warrants that were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2014 and 2013 as these securities were anti-dilutive (in thousands).

	Three Months Ended
	March 31,
	2014	2013
Unvested restricted stock awards	542	2,142
Stock options	—	876
Stock warrants	1,795	1,578
Total anti-dilutive securities	2,337	4,596

3.    CUSTOMER CONCENTRATION
We have generated a significant portion of our revenue from sales to customers of a limited number of clients. In the three months ended March 31, 2014, two clients accounted for 75% of our net revenue, with Microsoft Corporation ("Microsoft") representing approximately 54% of our net revenue and Symantec Corporation ("Symantec") representing approximately 21% of our net revenue. In the three months ended March 31, 2013, two clients accounted for 64% of our net revenue, with Microsoft representing approximately 39% of our net revenue and Symantec representing approximately 25% of our net revenue.
As of March 31, 2014, three customers accounted for 61% of our net accounts receivable, with Microsoft representing approximately 31% of our net accounts receivable, Symantec representing approximately 18% of our net accounts receivable, and Hewlett-Packard representing approximately 12% of our net accounts receivable. As of December 31, 2013, three customers accounted for 76% of our net accounts receivable, with Symantec representing approximately 40% of our net accounts receivable, Microsoft representing approximately 25% of our net accounts receivable, and Hewlett-Packard representing approximately 11% of our net accounts receivable.
We have outsourced services agreements with our significant clients that expire at various dates ranging through March 2018. Our agreements with Symantec expired on March 31, 2014. Our agreements with Microsoft expire at various dates from June 2014 through June 2015, and can be terminated with thirty days notice. Our agreements with Hewlett-Packard expire in October 2014 and March 2018 and can be terminated prior to expiration with sixty days notice.

4.    BALANCE SHEET COMPONENTS
Prepaids and Other Current Assets
Prepaids and other current assets consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Prepaids and other current assets:
Prepaid expenses	$718	$623
Deferred professional service costs	209	252
VAT tax receivable	237	440
Other current assets	216	303
Prepaids and other current assets	$1,380	$1,618

Property and Equipment
Property and equipment consists of the following (in thousands):

	Estimated Useful Life	March 31, 2014	December 31, 2013
Property and equipment:
Computer equipment	3 years	$3,973	$3,993
Capitalized software and development	2-5 years	13,342	13,208
Furniture and fixtures	5 years	335	309
Leasehold improvements	Lease term	124	123
		17,774	17,633
Accumulated depreciation and amortization		(17,186)	(17,099)
Construction in process (1)		270	157
Property and equipment, net		$858	$691
 _____________

(1)
Construction in process at March 31, 2014 consists primarily of costs incurred to further develop and enhance our ViewCentral platform. Estimated cost to complete these projects is in the range of $230,000 to $260,000, subject to future revisions.

Other Non-current Assets
Other non-current assets consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Other non-current assets:
Deposits	$—	$4
Credit card reserve deposits	478	391
Deferred professional service costs	695	445
Other non-current assets	$1,173	$840
Accounts Payable
Approximately $12.9 million in accounts payable as of March 31, 2014 represents collections by the Company on behalf of software sales to third party customers associated with a customer's value added reseller arrangement.  This balance is owed to the customer and the Company is currently negotiating a settlement arrangement on the balance due. As of March 31, 2014, included in accounts receivable is $452,000 associated with this customer.

Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Other accrued liabilities:
Payable to customers *	$1,158	$1,158
Accrued professional fees	238	663
Accrued VAT taxes	313	248
Accrued sales tax	277	229
Settlement liability	—	200
Reseller rebates	12	190
Other liabilities	843	977
Other accrued liabilities	$2,841	$3,665

* - Amounts represent collections on customer receivables associated with "product sales" in excess of amounts owed to state jurisdictions. The Company is in the process of evaluating remediation plans for the balance due.

Deferred Revenue and Deferred Professional Services Costs:
In April 2013, the Company entered into an arrangement to provide subscription services and perform material modifications to its LMS platform to a significant customer. Through March 31, 2014, the customer has not accepted the modifications and is not using the platform and accordingly, no revenue has been recognized under this arrangement through March 31, 2014. As of March 31, 2014, the Company has recorded deferred revenue of $2.2 million of which $422,000 is included in current deferred revenue and $1.8 million is included in noncurrent deferred revenue. The Company has also deferred related professional service costs incurred associated with the customization of the LMSP of $860,000. Deferred professional service costs of $165,000 and $695,000 is included in prepaid and other current assets and other noncurrent assets, respectively.
The Company anticipates that acceptance of the material modifications will occur in the second quarter of fiscal 2014 and will begin to amortize the deferred balances over the remaining subscription period of 52 months.

5.    LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Comerica term loan	$1,500	$1,800
Comerica revolving line	998	1,230
Agility line of credit, net of discount of $67 and $96	340	404
Notes payable – insurance	89	207
Total notes payable	2,927	3,641
Less: current portion	(2,927)	(3,641)
Total notes payable, less current portion	$—	$—

Comerica Bank Credit Facility
On June 14, 2012, the Company entered into a Loan and Security Agreement with Comerica Bank (the "Comerica Credit Facility"). The maximum amount of credit available to the Company under the Comerica Credit Facility at inception was $5 million, comprised of a $3 million term loan facility ("Term Loan") and a $2 million revolving line of credit ("Revolving Line"), which includes a $500,000 sub-facility for letters of credit and certain credit card services. Under the terms of the Comerica Credit Facility, the Company could request advances under (i) the Term Loan until December 14, 2012, and (ii) the Revolving Line in an aggregate outstanding amount not to exceed the lesser of (i) the Revolving Line or (ii) the borrowing base, which is 80% of the Company's eligible accounts receivable balances, less the aggregate face amount of letters of credit issued and the aggregate limits of any credit cards issued and any merchant credit card processing reserves. Term Loan advances outstanding on December

14, 2012 became payable in thirty equal monthly installments of principal, plus accrued interest, beginning on January 1, 2013. Amounts borrowed under the Revolving Line became due on December 14, 2013, which was subsequently extended to May 1, 2014 as described below. As of March 31, 2014, there was $1.5 million outstanding under the Term Loan and $1.0 million outstanding under the Revolving Line.
The interest rate per annum for advances under the Comerica Credit Facility is the Prime Referenced Rate, as defined in the Comerica Credit Facility, plus the applicable margin. Prior to March 1, 2014, the applicable margin was one and one half percent (1.50%) per annum for the Revolving Line and two and one quarter percent (2.25%) per annum for the Term Loan. Beginning March 1, 2014, the applicable margin is two and one quarter percent (2.25%) per annum for the Revolving Line and one and one half percent (1.50%) per annum for the Term Loan. The interest rates on our Term Loan and Revolving Line were 5.50% and 4.75%, respectively, as of March 31, 2014.
The Comerica Credit Facility is secured by substantially all of Rainmaker’s consolidated assets. Rainmaker must comply with certain financial covenants, including maintaining a minimum liquidity ratio with respect to all indebtedness owing to Comerica Bank of at least 1.25 to 1.00. The Comerica Credit Facility contains customary covenants that will, subject to limited exceptions, require Comerica's approval to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Comerica Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, material adverse events, payment defaults of other indebtedness, failure to deliver audited financial statements with an unqualified opinion, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Comerica Credit Facility. If we are not able to comply with such covenants or if any event of default otherwise occurs, our outstanding loan balance could become due and payable immediately and our existing credit facilities with Comerica Bank could be canceled. As of March 31, 2014, we were not in compliance with all loan covenants.
On February 27, 2014, Comerica Bank issued a notice of default as the amounts outstanding under the Revolving Line were past due. The notice of default also stated that Comerica Bank would not take any action to enforce its rights and remedies under the Comerica Credit Facility but reserved the right to do so in the future. On March 19, 2014, the Company and Comerica Bank entered into a forbearance agreement pursuant to which Comerica Bank agreed to extend the scheduled maturity date of the Revolving Line until May 1, 2014. In addition, under the terms of the forbearance agreement, (i) the amounts outstanding under the Term Loan are due on May 1, 2014, coterminous with the Revolving Line, (ii) advances under the Revolving Line are limited to $1.0 million at any time outstanding, (iii) restricted cash in the amount of $1,562,000 will be held in a segregated deposit account at Comerica Bank as additional collateral for the Term Loan, (iv) effective March 1, 2014, the applicable margin for the Revolving Line was increased to two and one quarter percent (2.25%), and for the Term Loan was decreased to one and one half percent (1.50%), and (v) the Company must satisfactorily address a material accounts payable owed to a customer by April 1, 2014.
On May 12, 2014, Comerica Bank issued a notice of default as the amounts outstanding under the Comerica Credit Facility were past due and the Company did not satisfactorily address a material accounts payable owed to a customer. The notice of default also stated that Comerica Bank would not take any action to enforce its rights and remedies under the Comerica Credit Facility but reserved the right to do so in the future. Due to the notice of default, pursuant to the Comerica Credit Facility, effective May 12, 2014, the applicable margin for the Revolving Line and the Term Loan was increased to five percent (5%). In addition, the Company notified Comerica Bank on May 14, 2014, that as of April 30, 2014, the Revolving Line exceeded the Borrowing Base by $179,000. The overadvanced position was primarily due to invoices to two foreign subsidiaries of a major customer which may not be included in the borrowing base under the terms of the Comerica Credit Facility.
Agility Capital Credit Facility
On October 30, 2013, the Company closed a Loan Agreement (the "Agility Loan Agreement") with Agility Capital II, LLC (“Agility”), providing for a revolving line of credit of up to $500,000, which amount may be increased to $650,000 under certain conditions (the “Maximum Revolving Line”). The Company may request advances under the Agility Loan Agreement in an aggregate outstanding amount not to exceed the lesser of (i) the applicable Maximum Revolving Line or (ii) a borrowing base equal to 30% of the Company's eligible accounts receivable balances. Amounts borrowed under the Loan Agreement are due on the earlier of (i) the date on which the Company’s borrowings under its loan agreement with Comerica Bank become due and payable, and (ii) October 25, 2014. The interest rate per annum for advances under the Agility Loan Agreement is 12.00%. If a default occurs under the Loan Agreement, the interest rate per annum for advances under the Agility Loan Agreement would increase to 18.00%. In addition, if a default in the payment of principal occurs under the Agility Loan Agreement, the Company would be required to pay a default fee equal to$10,000 plus an additional $15,000 for each subsequent 30-day period during which such payment default remains uncured. The Agility Loan Agreement became due on December 14, 2013, commensurate with the Comerica Credit Facility. On February 28, 2014, Agility issued a notice of default due to the notice of default issued by Comerica Bank, as discussed above. The Company paid a default fee of $10,000 to Agility on February 28, 2014 for failure to pay principal when due. Such default was subsequently cured as a result of the extension of the maturity date to May 1, 2014, commensurate with the extension of the scheduled maturity date of the Revolving Line.

On May 12, 2014, Agility issued a notice of default due as the amounts outstanding under the Agility Loan Agreement were past due. The Company paid a default fee of $10,000 to Agility on May 12, 2014 for failure to pay principal when due. The notice of default also stated that Agility would not take any action to enforce its rights and remedies under the Agility Credit Facility but reserved the right to do so in the future. In addition, the Company notified Agility on May 14, 2014, that as of April 30, 2014, the Agility Loan Agreement exceeded the Borrowing Base by $100,000. The overadvanced position was primarily due to invoices to two foreign subsidiaries of a major customer which may not be included in the borrowing base under the terms of the Agility Loan Agreement.
The Agility Loan Agreement is secured by substantially all of Rainmaker’s consolidated assets. The Agility Loan Agreement contains customary covenants that will, subject to limited exceptions, require Agility’s approval to, among other things, (i) create liens; (ii) acquire or transfer assets outside of the ordinary course of business; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Agility Loan Agreement also requires that the Company comply with the financial covenants contained in its loan agreement with Comerica Bank. The Agility Loan Agreement also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Agility Loan Agreement. The Company’s obligations under the Agility Loan Agreement are subordinated to the Company’s obligations under its loan agreement with Comerica Bank, pursuant to a subordination agreement between Agility and Comerica Bank. As of March 31, 2014, there was $407,000 outstanding under the Agility Loan Agreement.
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
Notes Payable – Insurance
On December 11, 2013, we entered into an agreement with AON Private Risk Management to finance our 2013 to 2014 insurance premiums with First Insurance Funding Corp. in the amount of $237,000. The interest rate on the note payable is 4.99% and the note is payable in eight equal monthly installment payments beginning in December 2013. As of March 31, 2014, the remaining liability under this financing agreement was $89,000.

6.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of March 31, 2014, our operating commitments include operating leases for our facilities and certain property and equipment that expire at various dates through 2015. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and upfront cash flow related to purchasing the assets. Rent expense under operating lease agreements for continuing operations during the three months ended March 31, 2014 and 2013 was $139,000 and $153,000, respectively.
Litigation
On February 8, 2013, the Company's former Chief Executive Officer, Michael Silton, filed a demand for arbitration and complaint with the American Arbitration Association, alleging breach of contract and other causes of action relating to the termination of Mr. Silton's employment with the Company in October 2012. Mr. Silton sought full payment of severance benefits in the amount of approximately $1.0 million, plus compensation for unused vacation, related penalties and punitive damages. On March 21, 2013, the Company filed a responsive pleading in the arbitration proceedings. On May 15, 2013, the American Arbitration Association appointed an arbitrator. Thereafter, Mr. Silton withdrew his arbitration claim and on May 22, 2013, filed a complaint against the Company in the Santa Clara Superior Court. The allegations and causes of action are the same as the complaint filed with the American Arbitration Association. On July 5, 2013, the Company filed an answer to Silton's complaint and a cross-complaint against Silton. On or about August 1, 2013, Silton filed an answer to the cross-complaint. Between July and December 2013, the parties served and responded to written discovery requests and produced documents. In January 2014, the parties agreed to proceed to mediation. On January 28, 2014, the parties reached a settlement at mediation and executed a confidential settlement agreement. Pursuant to the settlement agreement, and in exchange for a release of claims, Mr. Silton received a payment from the Company's insurer and 1,000,000 shares of the Company's common stock, which were issued during the three months ended March 31, 2014. A portion of the payment and the shares of common stock was paid to Mr. Silton's legal counsel. After effectuating the terms of the settlement, the case was formally dismissed on March 17, 2014. In connection with the settlement agreement, the Company recorded a charge of $200,000 in the year ended December 31, 2013.

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

7.    FAIR VALUE MEASUREMENTS
A summary of the activity of the fair value of the Level 3 liabilities for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	Beginning Fair Value of Level 3 Liabilities	Transfers In (Out)	Gain on Fair Value Re- measurement	Ending Fair Value of Level 3 Liabilities
2014
Common stock warrant liability	$93	$—	$(17)	$76
2013
Common stock warrant liability	$348	$—	$(225)	$123

The following table represents the fair value hierarchy for our financial assets and liabilities held by us measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
March 31, 2014
Assets:
Money market funds (1)	$80	$—	$—
Liabilities:
Common stock warrant liability (2)	$—	$—	$76
December 31, 2013
Assets:
Money market funds (1)	$1,641	$—	$—
Liabilities:
Common stock warrant liability (2)	$—	$—	$93
  ____________

(1)	Money market funds are valued using active quoted market rates.

(2)
The fair value of our common stock warrant liability is determined using the Black–Scholes valuation method utilizing the quoted price of our common stock in an active market. Volatility is estimated based on the historical market activity of our stock. The expected life is based on the remaining contractual term of the warrants and the risk free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants' remaining contractual term. See detailed inputs below.

The Company uses the Black-Scholes model to value our common stock warrant liability. The following are the assumptions used to measure the warrant liability at March 31, 2014 and December 31, 2013, which were determined in a manner consistent with that described for stock option awards as set forth in Note 8:

	March 31, 2014	March 31, 2013
Contractual life in years	2.25 - 6.58	2.5 - 6.75
Volatility	93.61% to 100.10%	88.84%
Risk-free interest rate	0.44% to 2.30%	0.78% to 2.45%
Dividend rate	—%	—%
The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at March 31, 2014 and December 31, 2013 approximate fair value due to their short-term maturities.
Notes payable is estimated at March 31, 2014 and December 31, 2013 to have a fair value, using Level 3 input assumptions, of $2.9 million and $3.6 million, respectively. Notes payable fair value approximates the carrying value as the substantive terms and rights of the holders approximate similar terms the Company could obtain from other accredited financial institutions.

8.    STOCKHOLDERS' EQUITY
Treasury Stock
During the three months ended March 31, 2014, we had restricted stock awards that vested. We are required to withhold income taxes at statutory rates based on the closing market value of the vested shares on the date of vesting. Accordingly, we offer employees the ability to have vested shares withheld by us in an amount equal to the amount of taxes to be withheld. We purchased

12,624 shares during the three months ended March 31, 2014 with a cost of approximately $3,000 from employees to cover federal and state taxes due.
During the three months ended March 31, 2014, we issued 1,000,000 shares from treasury pursuant to the settlement agreement with our former CEO. The weighted cost of shares issued from treasury was approximately $1.3 million of which $200,000 was recorded as a reduction of other accrued liabilities and the remaining $1.1 million was recorded as a reduction of additional paid-in capital.
Stock Compensation
We expense stock-based compensation to the same expense categories in which the respective award grantee’s salary expense is reported. The table below reflects stock-based compensation expense for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Stock-based compensation expense included in:
Cost of services	$21	$17
Sales and marketing	24	118
Technology and development	29	43
General and administrative	82	801
	$156	$979
At March 31, 2014, approximately $1.0 million of stock-based compensation expense relating to unvested awards had not been amortized and will be expensed in future periods through 2016. Under current grants that are unvested and outstanding, approximately $270,000 will be expensed in the remainder of 2014 as stock-based compensation, subject to true-up adjustments for forfeitures and vestings during the year.
During the three months ended March 31, 2014 and 2013, the weighted average valuation assumptions for stock option awards and forfeiture rates used for the expense calculations for stock option and restricted stock awards were as follows:

	Three Months Ended
	March 31,
	2014	2013
Expected life in years	4.39	3.76
Volatility	86.51%	65.99%
Risk-free interest rate	1.53%	0.44%
Dividend rate	—%	—%
Forfeiture Rates:
Options	21.89%	27.61%
Restricted stock	—%	15.04%
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
A summary of activity under our 2003 Stock Incentive Plan (the "2003 Plan") and 2012 Equity Inducement Plan (the "2012 Plan") for the three months ended March 31, 2014 is as follows (in thousands):

		Options Outstanding
	Available for Grant	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2013	1,534	2,698	$0.67
Authorized	1,660	—	—
Options granted	(40)	40	0.25
Restricted stock awards granted	(100)	—	—
Options exercised	—	—	—
Options canceled	128	(128)	0.41
Restricted stock awards forfeited	—	—	—
Balance at March 31, 2014	3,182	2,610	$0.67

In accordance with the 2003 Plan, the number of shares authorized for grant under the 2003 Plan automatically increases on the first trading date of January by an amount equal to the lesser of 4% of our outstanding common stock at the previous December 31 or 2,000,000 shares. Shares outstanding at December 31, 2013 were 41,495,000 and the additional shares authorized amounted to 1,660,000 under the 2003 Plan.
The following table summarizes the activity with regard to restricted stock awards during the three months ended March 31, 2014. Restricted stock awards were issued from the 2003 Plan and any issuances reduce the shares available for grant as indicated in the previous table. During the three months ended March 31, 2014, we granted restricted stock awards for 100,000 shares to two members of our board of directors with immediate vesting. Restricted stock awards are valued at the closing market price of our stock on the date of the grant (in thousands).

	Number of Shares	Weighted Average Grant Price
Balance of nonvested shares at December 31, 2013	582	$0.69
Granted	100	0.25
Vested	(185)	0.42
Forfeited	—	—
Balance of nonvested shares at March 31, 2014	497	$0.70
The total grant date fair value of the nonvested restricted stock awards was $349,000 as of March 31, 2014.

9.    SUBSEQUENT EVENTS
On May 12, 2014, Comerica Bank issued a notice of default as the amounts outstanding under the Comerica Credit Facility were past due and the Company did not satisfactorily address a material accounts payable owed to a customer. On May 12, 2014, Agility Capital II LLC issued a notice of default due as the amounts outstanding under the Agility Loan Agreement were past due. See Note 5 for further discussion of our debt agreements

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under Part I Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on April 1, 2014, that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activities, performance or achievements expressed in or implied by such forward-looking statements.

Important factors which could cause actual results to differ materially from those in the forward-looking statements include:

•	our ability to raise additional equity or debt financing,

•	our ability to restructure our debt,

•	our ability to execute our business strategy,

•	our client concentration given that we are currently dependent on a few significant client relationships,

•	the possibility of the discontinuation of some client relationships,

•	market acceptance of our solutions and pricing options,

•	our ability to acquire new clients and increase demand,

•	our ability to control costs,

•	general market conditions,

•	the macro-economic environment and its impact on our business as our clients are reducing their overall marketing spending and our clients’ customers are reducing their purchase of services contracts,

•	the high degree of uncertainty and our limited visibility due to economic conditions,

•	the effectiveness of our sales team and approach, our ability to target, analyze and forecast the revenue to be derived from a client and the costs associated with providing services to that client,

•	the date during the course of a calendar year that a new client is acquired,

•	the length of the integration cycle for new clients and the timing of revenues and costs associated therewith,

•	potential competition in the marketplace,

•	the ability to retain and attract employees and board members,

•	our ability to maintain and develop our existing technology platform and to deploy new technology,

•	the financial condition of our clients’ businesses,

•	the protection of our intellectual property,

•	our ability to integrate domestic and/or foreign acquisitions without disruption to our business,

•	and other factors as detailed in in Part I Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on April 1, 2014.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to update such forward-looking statements publicly for any reason even if new information becomes available in the future, except as may be required by law.

Overview
Rainmaker Systems, Inc. and its subsidiaries ("Rainmaker", "we", "our", or the "Company") is focused on serving large business enterprises to help them increase sales to small and medium sized businesses ("SMB"). The Company's services include lead generation services, SMB sales and contract renewals and the management of outside training for profit.
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
Management believes there have been no significant changes during the three months ended March 31, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on April 1, 2014.

Results of Operations
The following table sets forth for the periods given selected financial data as a percentage of our net revenue. The table and discussion below should be read in connection with the financial statements and the notes thereto which appear elsewhere in this report as well as with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

	Three Months Ended March 31,
	2014	2013
Net revenue	100.0%	100.0%
Cost of services	76.6	65.2
Gross margin	23.4%	34.8%
Operating expenses:
Sales and marketing	22.7	14.3
Technology and development	24.5	24.1
General and administrative	27.6	64.0
Depreciation and amortization	2.1	8.7
Total operating expenses	76.9%	111.1%
Operating loss	(53.5)	(76.3)
Gain due to change in fair value of warrant liability	(0.4)	(4.8)
Interest and other expense, net	2.4	2.0
Loss before income tax expense	(55.5)%	(73.5)%
Income tax expense	0.7	0.6
Net loss from continuing operations	(56.2)%	(74.1)%
Income from discontinued operations, net of tax	—	3.4
Net loss	(56.2)%	(70.7)%

Foreign currency translation adjustments	(0.3)	(1.8)
Comprehensive loss	(56.5)%	(72.5)%
Comparison of Three Months Ended March 31, 2014 and 2013
Net Revenue. Net revenue decreased $530,000, or 11%, to $4.1 million in the three months ended March 31, 2014, as compared to $4.7 million for the three months ended March 31, 2013 primarily due to the elimination of non-strategic client programs and the loss of clients through acquisition or contract termination totaling $2.2 million, lower revenue related to the ViewCentral business of $236,000 and lower GrowCommerce platform volume of $340,000 offset by growth from existing and new customers of $2.1 million. The Symantec contracts representing $864,000 of net revenue in the three months ended March 31, 2014 expired on March 31, 2014.
Cost of Services and Gross Margin. Cost of services increased $124,000, or 4%, to $3.2 million in the three months ended March 31, 2014, as compared to $3.0 million in the 2013 comparative period primarily due to lower revenue as described above. Our gross margin percentages were 23% and 35%, respectively, in the three months ended March 31, 2014 and 2013. The erosion in gross margin is due to declines in our higher margin GrowCommerce business and ViewCentral business and additional expenses to support the telesales business.
Sales and Marketing Expenses. Sales and marketing expenses increased $271,000, or 41%, to $936,000 in the three months ended March 31, 2014, as compared to $665,000 in the 2013 comparative period. The change was primarily attributable to an increase in sales and marketing staff compensation expense of $304,000 and higher outside services for public relations and marketing services of $73,000 offset by lower stock compensation expense of $95,000 and lower recruiting fees of $72,000.
Technology and Development Expenses. Technology and development expenses decreased $110,000, or 10%, to $1.0 million during the three months ended March 31, 2014, as compared to $1.1 million in the 2013 comparative period. The decrease was primarily attributable to a decrease in compensation expense of $256,000 offset by higher consulting and temporary services of $96,000 and higher software expense of $53,000.
General and Administrative Expenses. General and administrative expenses decreased $1.8 million, or 62%, to $1.1 million during the three months ended March 31, 2014, as compared to $3.0 million in the 2013 comparative period. The decrease was primarily due to non-recurring expenses recorded in the three months ended March 31, 2013 of $1.2 million comprised of $345,000 for relocation of the finance function from the Austin, Texas facility to our Campbell, California facility, $280,000 impairment charge against vendor deposits and $582,000 related to stock compensation expense for restricted stock awards which were fully vested upon grant and acceleration of vesting of restricted stock awards for a former CFO. In the three months ended March 31, 2014, we recorded lower legal and audit expense of $323,000 and lower variable compensation expense of $112,000.
Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $321,000, or 79%, to $85,000 for the three months ended March 31, 2014, as compared to $406,000 in the 2013 comparative period. The decrease in depreciation and amortization expense is due lower asset base from the impairment charge on long-lived assets taken in the year ended December 31, 2013 of $2.3 million.

Interest and Other Expense, Net. The components of interest and other expense, net, are as follows (in thousands):

	Three Months Ended March 31,		Change
	2014	2013
Interest expense, net	$79	$61	$18
Currency translation loss	9	2	7
Other	11	30	(19)
Total	$99	$93	$6
Income Tax Expense.  Income tax expense was $27,000 for the three months ended March 31, 2014 as compared to$30,000 for the three months ended March 31, 2013. Our income tax expense for the three months ended March 31, 2014 was based on our estimate of taxable income for the full year ending December 31, 2014, and primarily consists of estimates of foreign taxes and domestic gross margin taxes for certain states.
Income from Discontinued Operations, Net of Tax. Income from discontinued operations for the three months ended March 31, 2013 of $156,000 is a result of the winddown of a contract that was assigned to Shore Solutions, Inc. as part of the sale of our Manila operations in December 2012.

Liquidity and Sources of Capital
Cash provided by operating activities for the three months ended March 31, 2014 was $817,000, as compared to cash provided by operating activities of $1.3 million in the three months ended March 31, 2013. Cash provided by operating activities in the three months ended March 31, 2014 was primarily the result of the net loss of $2.3 million, offset by non-cash expenses for depreciation of property of $85,000, stock-based compensation expenses of $156,000 and changes in operating assets and liabilities that provided cash of $2.9 million as a result of managing working capital.
Cash used in operating activities for the three months ended March 31, 2013 was $1.3 million, primarily as a result of the net loss from continuing operations of $3.3 million, offset by non-cash expenses for depreciation of property of $406,000 and stock-based compensation expenses of $979,000, a charge for impairment related to vendor deposits of $280,000, changes in operating assets and liabilities that provided cash of $3.2 million, primarily as a result of the reduction of accounts receivable and managing working capital, and cash provided by discontinued operations of $121,000.
Cash used in investing activities was $249,000 in the three months ended March 31, 2014, as compared to cash used in investing activities of $517,000 in the three months ended March 31, 2013. Cash used in investing activities in the three months ended March 31, 2014 was a result of capital expenditures of $249,000. Cash used in investing activities in the three months ended March 31, 2013 was primarily the result of capital expenditures of $352,000 and an increase in restricted cash of $165,000 related to misdirected cash receipts to be refunded.
Cash used in financing activities was approximately $2.3 million in the three months ended March 31, 2014, as compared to cash used in financing activities of $199,000 in the three months ended March 31, 2013. Cash used in financing activities in the three months ended March 31, 2014 was primarily a result of repayment of borrowings of $753,000 under our term loan and revolving line of credit with Comerica Bank, our line of credit with Agility Capital II, LLC and the insurance note payable to First Insurance Funding Corp and the funding of a restricted cash account of $1.6 million as required under the forbearance agreement with Comerica Bank. Cash used in financing activities in the three months ended March 31, 2013 was primarily the result of the $320,000 in repayment of borrowings under our Term Loan with Comerica Bank and purchases of $79,000 of treasury stock from employees for shares withheld for income tax payable on restricted stock awards vested during the three months ended March 31, 2013, offset by borrowings of $200,000 under our Revolving Line of Credit with Comerica Bank.
At March 31, 2014, the Company had a net working capital deficit of $16.4 million. Our principal source of liquidity as of March 31, 2014 consisted of $1.9 million of cash and cash equivalents and $2.5 million of net accounts receivable. Our debt balance as of March 31, 2014 was $2.9 million, of which $2.5 million was due to Comerica Bank on May 1, 2014 and $407,000 was due to Agility Capital II, LLC on May 1, 2014, commensurate with the Comerica Credit Facility. On May 12, 2014, Comerica Bank issued a notice of default. On May 12, 2014, Agility Capital II, LLC issued a notice of default. See below under "Credit Arrangements" for further discussion of our credit facility with Comerica Bank and Agility Capital II, LLC. Our accounts payable balance increased from $13.0 million as of December 31, 2012 to $15.0 million as of March 31, 2014. $12.9 million of the March 31, 2014 accounts payable balance is related to a merchant account of a customer.
In order to meet our operating requirements, we will need to raise additional capital from outside third parties or from the sale of assets and restructure our debt. Additionally, we are pursuing a plan to achieve profitable operations through a combination of increased sales and decreased expenses. There can be no assurance that we will be successful in obtaining third party capital, selling assets or restructuring our debt. We do not have adequate cash or financial resources to operate for the next twelve months without raising significant additional capital, which raises substantial doubt about our ability to continue as a going concern.
Credit Arrangements
On June 14, 2012, the Company entered into a Loan and Security Agreement with Comerica Bank (the "Comerica Credit Facility"). The maximum amount of credit available to the Company under the Comerica Credit Facility at inception was $5 million, comprised of a $3 million term loan facility ("Term Loan") and a $2 million revolving line of credit ("Revolving Line"), which includes a $500,000 sub-facility for letters of credit and certain credit card services. Under the terms of the Comerica Credit Facility, the Company could request advances under (i) the Term Loan until December 14, 2012, and (ii) the Revolving Line in an aggregate outstanding amount not to exceed the lesser of (i) the Revolving Line or (ii) the borrowing base, which is 80% of the Company's eligible accounts receivable balances, less the aggregate face amount of letters of credit issued and the aggregate limits of any credit cards issued and any merchant credit card processing reserves. Term Loan advances outstanding on December 14, 2012 are payable in thirty equal monthly installments of principal, plus accrued interest, beginning on January 1, 2013. Amounts borrowed under the Revolving Line became due on December 14, 2013, which was subsequently extended to May 1, 2014 as described below. As of March 31, 2014, there was $1.5 million outstanding under the Term Loan and $1.0 million outstanding under the Revolving Line.
The interest rate per annum for advances under the Comerica Credit Facility is the Prime Referenced Rate, as defined in the Comerica Credit Facility, plus the applicable margin. Prior to March 1, 2014, the applicable margin was one and one half percent (1.50%) per annum for the Revolving Line and two and one quarter percent (2.25%) per annum for the Term Loan. Beginning March 1, 2014, the applicable margin is two and one quarter percent (2.25%) per annum for the Revolving Line and one and one half percent (1.50%) per annum for the Term Loan. The interest rates on our Term Loan and Revolving Line were 5.50% and 4.75%, respectively, as of March 31, 2014.
The Comerica Credit Facility is secured by substantially all of Rainmaker’s consolidated assets. Rainmaker must comply with certain financial covenants, including maintaining a minimum liquidity ratio with respect to all indebtedness owing to Comerica Bank of at least 1.25 to 1.00. The Comerica Credit Facility contains customary covenants that will, subject to limited exceptions, require Comerica's approval to, among other things, (i) create liens; (ii) make capital expenditures; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Comerica Credit Facility also provides for customary events of default, including nonpayment, breach of covenants, material adverse events, payment defaults of other indebtedness, failure to deliver audited financial statements with an unqualified opinion, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Comerica Credit Facility. If we are not able to comply with such covenants or if any event of default otherwise occurs, our outstanding loan balance could become due and payable immediately and our existing credit facilities with Comerica Bank could be canceled. As of March 31, 2014, we were not in compliance with all loan covenants.
On February 27, 2014, Comerica Bank issued a notice of default as the amounts outstanding under the Revolving Line were past due. The notice of default also stated that Comerica Bank would not take any action to enforce its rights and remedies under the Comerica Credit Facility but reserved the right to do so in the future. On March 19, 2014, the Company and Comerica Bank entered into a forbearance agreement pursuant to which Comerica Bank agreed to extend the scheduled maturity date of the Revolving Line until May 1, 2014. In addition, under the terms of the forbearance agreement, (i) the amounts outstanding under the Term Loan are due on May 1, 2014, coterminous with the Revolving Line, (ii) advances under the Revolving Line are limited to $1.0 million at any time outstanding, (iii) restricted cash in the amount of $1,562,000 will be held in a segregated deposit account at Comerica Bank as additional collateral for the Term Loan, (iv) effective March 1, 2014, the applicable margin for the Revolving Line was increased to two and one quarter percent (2.25%), and for the Term Loan was decreased to one and one half percent (1.50%), and (v) the Company must satisfactorily address a material accounts payable owed to a customer by April 1, 2014.
On May 12, 2014, Comerica Bank issued a notice of default as the amounts outstanding under the Comerica Credit Facility were past due and the Company did not satisfactorily address a material accounts payable owed to a customer. The notice of default also stated that Comerica Bank would not take any action to enforce its rights and remedies under the Comerica Credit Facility but reserved the right to do so in the future. Due to the notice of default, pursuant to the Comerica Credit Facility, effective May 12, 2014, the applicable margin for the Revolving Line and the Term Loan was increased to five percent (5%). In addition, the Company notified Comerica Bank on May 14, 2014, that as of April 30, 2014, the Revolving Line exceeded the Borrowing Base by $179,000. The overadvanced position was primarily due to invoices to two foreign subsidiaries of a major customer which may not be included in the borrowing base under the terms of the Comerica Credit Facility.
On October 30, 2013, the Company closed a Loan Agreement (the "Agility Loan Agreement") with Agility Capital II, LLC (“Agility”), providing for a revolving line of credit of up to $500,000, which amount may be increased to $650,000 under certain conditions (the “Maximum Revolving Line”). The Company may request advances under the Agility Loan Agreement in an aggregate outstanding amount not to exceed the lesser of (i) the applicable Maximum Revolving Line or (ii) a borrowing base equal to 30% of the Company's eligible accounts receivable balances. Amounts borrowed under the Loan Agreement are due on the earlier of (i) the date on which the Company’s borrowings under its loan agreement with Comerica Bank become due and payable, and (ii) October 25, 2014. The interest rate per annum for advances under the Agility Loan Agreement is 12.00%. If a default occurs under the Loan Agreement, the interest rate per annum for advances under the Agility Loan Agreement would increase to 18.00%. In addition, if a default in the payment of principal occurs under the Agility Loan Agreement, the Company would be required to pay a default fee equal to$10,000 plus an additional $15,000 for each subsequent 30-day period during which such payment default remains uncured. The Agility Loan Agreement became due on December 14, 2013, commensurate with the Comerica Credit Facility. On February 28, 2014, Agility issued a notice of default due to the notice of default issued by Comerica Bank, as discussed above. The Company paid a default fee of $10,000 to Agility on February 28, 2014 for failure to pay principal when due. Such default was subsequently cured as a result of the extension of the maturity date to May 1, 2014, commensurate with the extension of the scheduled maturity date of the Revolving Line.
On May 12, 2014, Agility issued a notice of default due as the amounts outstanding under the Agility Loan Agreement were past due. The Company paid a default fee of $10,000 to Agility on May 12, 2014 for failure to pay principal when due. The notice of default also stated that Agility would not take any action to enforce its rights and remedies under the Agility Credit Facility but reserved the right to do so in the future. In addition, the Company notified Agility on May 14, 2014, that as of April 30, 2014, the Agility Loan Agreement exceeded the Borrowing Base by $100,000. The overadvanced position was primarily due to invoices to two foreign subsidiaries of a major customer which may not be included in the borrowing base under the terms of the Agility Loan Agreement.
The Agility Loan Agreement is secured by substantially all of Rainmaker’s consolidated assets. The Agility Loan Agreement contains customary covenants that will, subject to limited exceptions, require Agility’s approval to, among other things, (i) create liens; (ii) acquire or transfer assets outside of the ordinary course of business; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Agility Loan Agreement also requires that the Company comply with the financial covenants contained in its loan agreement with Comerica Bank. The Loan Agreement also provides for customary events of default, including nonpayment, breach of covenants, payment defaults of other indebtedness, and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Agility Loan Agreement. The Company’s obligations under the Loan Agreement are subordinated to the Company’s obligations under its loan agreement with Comerica Bank, pursuant to a subordination agreement between Agility and Comerica Bank. As of March 31, 2014, there was $407,000 outstanding under the Agility Loan Agreement.
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

Off-Balance Sheet Arrangements
As of March 31, 2014 and December 31, 2013, we had no off-balance sheet arrangements or obligations as defined under SEC rules and regulations.

Potential Impact of Inflation
To date, inflation has not had a material impact on our business.

Recent Accounting Standards
There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2014, as compared to the recent accounting pronouncements described in the Company’s 2013 Form 10-K, that are of significance, or potential significance, to the Company’s condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Table of Contents

As of March 31, 2014, our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Change in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On February 8, 2013, the Company's former Chief Executive Officer, Michael Silton, filed a demand for arbitration and complaint with the American Arbitration Association, alleging breach of contract and other causes of action relating to the termination of Mr. Silton's employment with the Company in October 2012. Mr. Silton sought full payment of severance benefits in the amount of approximately $1.0 million, plus compensation for unused vacation, related penalties and punitive damages. On March 21, 2013, the Company filed a responsive pleading in the arbitration proceedings. On May 15, 2013, the American Arbitration Association appointed an arbitrator. Thereafter, Mr. Silton withdrew his arbitration claim and on May 22, 2013, filed a complaint against the Company in the Santa Clara Superior Court. The allegations and causes of action are the same as the complaint filed with the American Arbitration Association. On July 5, 2013, the Company filed an answer to Silton's complaint and a cross-complaint against Silton. On or about August 1, 2013, Silton filed an answer to the cross-complaint. Between July and December 2013, the parties served and responded to written discovery requests and produced documents. In January 2014, the parties agreed to proceed to mediation. On January 28, 2014, the parties reached a settlement at mediation and executed a confidential settlement agreement. Pursuant to the settlement agreement, and in exchange for a release of claims, Mr. Silton received a payment from the Company's insurer and 1,000,000 shares of the Company's common stock, which were issued during the three months ended March 31, 2014. A portion of the payment and the shares of common stock was paid to Mr. Silton's legal counsel. After effectuating the terms of the settlement, the case was formally dismissed on March 17, 2014. In connection with the settlement agreement, the Company recorded a charge of $200,000 in the year ended December 31, 2013.

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
See Part I Item 1A— “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on April 1, 2014, for additional discussion of the litigation and regulatory risks facing our Company.

ITEM 1A.	RISK FACTORS
Not applicable for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below presents share repurchase activity for the three months ended March 31, 2014. The shares were repurchased by us in connection with satisfaction of tax withholding obligations on vested restricted stock.

Table of Contents

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 - January 31, 2014	—	—	N/A	N/A
February 1, 2014 - February 28, 2014	11,801	$0.22	N/A	N/A
March 1, 2014 - March 31, 2014	823	$0.22	N/A	N/A
Total	12,624	$0.22	N/A	N/A
On February 5, 2014, the Company issued 1,000,000 shares of the Company's common stock to the Company's former CEO and his attorney pursuant to a settlement agreement. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

(a)	Exhibits
The following exhibits are incorporated by reference or filed with this report as indicated below:

10.1†	Forbearance and Fourth Modification and Release dated as of March 19, 2014, between Rainmaker Systems, Inc. and Comerica Bank.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested from the Securities and Exchange Commission for certain portions of the referenced exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINMAKER SYSTEMS, INC.

Dated:	May 15, 2014	/s/ Bradford Peppard
Bradford Peppard
Chief Financial Officer