Form 10-Q
period 2014-06-30
RAINMAKER SYSTEMS INC
filed 2014-08-14
CIK 1094007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2014, the registrant had 42,261,728 shares of Common Stock, $0.001 par value, outstanding.

RAINMAKER SYSTEMS, INC.
FORM 10-Q
AS OF JUNE 30, 2014

PART I.—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$568	$3,633
Restricted cash	61	3
Accounts receivable, net of allowance of $19 and $11, respectively	1,786	3,554
Prepaid expenses and other current assets	1,063	1,618
Total current assets	3,478	8,808
Property and equipment, net	1,068	691
Other non-current assets	1,308	840
Total assets	$5,854	$10,339
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,620	$13,042
Accrued compensation and benefits	643	1,001
Other accrued liabilities	2,892	3,665
Deferred revenue	2,182	1,965
Notes payable	1,420	3,641
Total current liabilities	22,757	23,314
Deferred tax liability	26	26
Deferred revenue, less current portion	2,226	1,629
Common stock warrant liability	76	93
Other long-term liabilities	118	172
Total liabilities	25,203	25,234
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized, 43,894 shares issued and 42,574 shares outstanding at June 30, 2014 and 43,795 shares issued and 41,495 shares outstanding at December 31, 2013	43	41
Additional paid-in capital	136,641	137,445
Accumulated deficit	(154,030)	(149,169)
Accumulated other comprehensive loss	(372)	(336)
Treasury stock, at cost; 1,320 shares at June 30, 2014 and 2,300 shares at December 31, 2013	(1,631)	(2,876)
Total stockholders’ deficit	(19,349)	(14,895)
Total liabilities and stockholders’ deficit	$5,854	$10,339
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenue	$3,131	$4,730	$7,257	$9,386
Cost of services	2,960	3,200	6,234	6,316
Gross profit	171	1,530	1,023	3,070
Operating expenses:
Sales and marketing	879	852	1,815	1,517
Technology and development	842	1,340	1,740	2,381
General and administrative	739	1,771	1,877	4,751
Depreciation and amortization	84	439	168	845
Total operating expenses	2,544	4,402	5,600	9,494
Operating loss	(2,373)	(2,872)	(4,577)	(6,424)
(Gain) loss due to change in fair value of warrant liability	—	11	(17)	(214)
Interest and other expense, net	169	53	268	146
Loss before income tax expense	(2,542)	(2,936)	(4,828)	(6,356)
Income tax expense	6	25	33	55
Net loss from continuing operations	(2,548)	(2,961)	(4,861)	(6,411)
Net income (loss) from discontinued operations, net of tax	—	(69)	—	87
Net loss	$(2,548)	$(3,030)	$(4,861)	$(6,324)

Foreign currency translation adjustments	(25)	(86)	(36)	(172)
Comprehensive loss	$(2,573)	$(3,116)	$(4,897)	$(6,496)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(0.06)	$(0.08)	$(0.12)	$(0.19)
Net income (loss) from discontinued operations	$—	$—	$—	$—
Net loss	$(0.06)	$(0.08)	$(0.12)	$(0.19)

Weighted average common shares - basic and diluted	41,893	39,124	41,877	32,964
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(4,861)	$(6,324)
Adjustment for income from discontinued operations, net of tax	—	(87)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	168	845
Amortization of debt discount	86	—
Gain due to change in fair value of warrant liability	(17)	(214)
Stock-based compensation expense	247	1,128
Provision for allowance for doubtful accounts	8	13
Provision for allowances for other assets	—	280
Changes in operating assets and liabilities:
Accounts receivable	1,785	151
Prepaid expenses and other assets	73	(27)
Accounts payable	2,582	785
Accrued compensation and benefits	(378)	512
Other accrued liabilities	(635)	(261)
Deferred tax liability	—	29
Deferred revenue	814	(120)
Net cash used in continuing operations	(128)	(3,290)
Net cash provided by discontinued operations	—	87
Net cash used in operating activities	(128)	(3,203)

Investing activities:
Purchases of property and equipment	(540)	(873)
Change in restricted cash, net	—	14
Net cash used in continuing operations	(540)	(859)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(540)	(859)

Financing activities:
Proceeds from issuance of common stock	—	5,534
Proceeds from borrowings	35	200
Repayment of borrowings	(2,342)	(987)
Restricted cash related to borrowings	(58)	—
Tax payments in connection with treasury stock surrendered	(5)	(111)
Net cash provided by (used in) continuing operations	(2,370)	4,636
Net cash provided by discontinued operations	—	—
Net cash provided by (used in) financing activities	(2,370)	4,636

Effect of exchange rate changes on cash	(27)	(98)

Net increase (decrease) in cash and cash equivalents	(3,065)	476
Cash and cash equivalents at beginning of period	3,633	4,494
Cash and cash equivalents at end of period	$568	$4,970

Supplemental disclosures of cash flow information:
Cash paid for interest	$98	$114
Cash paid for income taxes	$16	4

Supplemental disclosures of non-cash investing and financing activities:
Retirement of fully depreciated property and equipment	$—	$291
Common stock issued in settlement of claim	$200	$—
See accompanying notes.

RAINMAKER SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
— UNAUDITED —

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Rainmaker Systems, Inc. and its subsidiaries ("Rainmaker", "we", "our", or "the Company") is focused on serving large business enterprises to help them increase sales to small and medium sized businesses ("SMB"). The Company's services include lead generation services, SMB sales and contract renewals and the management of outside training for profit.
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
The results of our operations for the three and six months ended June 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014, or any other period. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K"), as filed with the SEC on April 1, 2013. Balance sheet information as of December 31, 2013 has been derived from the audited financial statements for the year then ended.
Reclassifications
Certain reclassifications have been made to the prior year's condensed consolidated statements of comprehensive loss to conform to the current year presentation.

Liquidity and Going Concern
As reflected in the accompanying consolidated financial statements, we had a net loss from continuing operations of $4.9 million for the six months ended June 30, 2014. During the six months ended June 30, 2014, we used $128,000 in cash in operating activities.
At June 30, 2014, the Company had a net working capital deficit of $19.3 million. Our principal source of liquidity as of June 30, 2014 consisted of $568,000 of cash and cash equivalents and $1.8 million of net accounts receivable. Notes payable due as of June 30, 2014 was $1.4 million, of which $1.0 million was due to Comerica Bank and $432,000 was due to Agility Capital II, LLC. On July 15, 2014, the Company raised $2.6 million in debt financing and used a portion of the net proceeds from the financing to repay its outstanding indebtedness owing to Comerica Bank and Agility Capital II, LLC. See Note 5 for further discussion of our debt agreements. Our accounts payable balance increased from $13.0 million as of December 31, 2013 to $15.6 million as of June 30, 2014. $12.9 million of the June 30, 2014 accounts payable balance is related to a merchant account of a customer.
In order to meet our operating requirements, we will need to raise additional capital from outside third parties or from the sale of assets and restructure our obligations. Additionally, we are pursuing a plan to achieve profitable operations through a combination of increased sales and decreased expenses. There can be no assurance that we will be successful in obtaining third party capital, selling assets or restructuring our obligations. We do not have adequate cash or financial resources to operate for the next twelve months without raising significant additional capital, which raises substantial doubt about our ability to continue as a going concern.
In addition to the liquidity issues noted above, some key vendors of the Company have either formally or informally,  via phone, email, mail, or a combination of one or more of these methods, given the Company a notice of material breach for non-payment, and have informed us of their rights under the various service agreements to which we entered.  Their rights include the suspension or cancellation of service and a demand for immediate payment, among other remedies.  The Company is in communications with these vendors and in some cases has worked out extended payment terms.  There is no guarantee that the Company will be able to reach agreements with all vendors or that it will in all future circumstances be able to fulfill the terms of all extended payment terms, which could have a significant negative impact on our operations and financial position.  Our revenue generation is dependent on the ability of the Company to continue to (1) avoid the cancellation of key vendor services (2) raise money through the sale of assets or the addition of new debt or equity to pay down and pay off key vendors and (3) meet the terms of existing and future payment plans.  The failure to accomplish these goals could seriously impact our operations and financial position.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside of the Company, and other relevant facts and circumstances. Actual results could differ materially from those estimates. Accounting policies that include particularly significant estimates are revenue recognition and presentation policies, valuation of accounts receivable, measurement of our deferred tax asset and the corresponding valuation allowance, commitments and contingencies, fair value estimates for the expense of employee stock options and warrants and the assessment of recoverability and impairment long-lived assets.
Significant Accounting Policies
There have been no material changes during 2014 in the Company's significant accounting policies to those previously disclosed in the 2013 Form 10-K.
Recent Accounting Standards
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss from continuing operations	$(2,548)	$(2,961)	$(4,861)	$(6,411)
Net income (loss) from discontinued operations	—	(69)	—	87
Net loss	$(2,548)	$(3,030)	(4,861)	(6,324)

Weighted-average shares of common stock outstanding – basic and diluted	41,893	39,124	41,877	32,964

Basic and diluted net income (loss) per share:
Continuing operations	$(0.06)	$(0.08)	$(0.12)	$(0.19)
Discontinued operations	—	—	—	—
Net loss	$(0.06)	$(0.08)	$(0.12)	$(0.19)
The following table presents the unvested restricted stock awards and "in the money" stock options and stock warrants that were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2014 and 2013 as these securities were anti-dilutive (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Unvested restricted stock awards	463	1,962	502	2,145
Stock options	—	38	—	69
Stock warrants	—	—	—	—
Total anti-dilutive securities	463	2,000	502	2,214

Stock options and warrants that were not "in the money" at June 30, 2014 and 2013 were 4,378,000 and 2,622,000, respectively.

3.    CUSTOMER CONCENTRATION
We have generated a significant portion of our revenue from sales to limited number of clients. The following table presents the revenue from significant customers for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Microsoft Corporation	57%	42%	55%	41%
Symantec Corporation	—%	22%	13%	24%
Verizon Communications	13%	—%	11%	—%
Hewlett-Packard Company	—%	10%	—%	10%
The following table presents the concentration of accounts receivable as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Microsoft Corporation	29%	25%
Symantec Corporation	25%	40%
Hewlett-Packard Company	11%	11%
The Vanguard Group	10%	—%
We have outsourced services agreements with our significant clients that expire at various dates ranging through March 2018. Our agreements with Symantec expired on March 31, 2014. Our agreements with Microsoft expire at various dates from September 2014 through June 2015, and can be terminated with thirty days notice. Certain agreements with Microsoft expired on June 30, 2014 and were not renewed. These agreements accounted for 63% of the Microsoft revenue for the six months ended June 30, 2014.

4.    BALANCE SHEET COMPONENTS
Prepaids and Other Current Assets
Prepaids and other current assets consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Prepaids and other current assets:
Prepaid expenses	$446	$623
Deferred professional service costs	254	252
VAT tax receivable	282	440
Other current assets	81	303
Prepaids and other current assets	$1,063	$1,618
Property and Equipment
Property and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30, 2014	December 31, 2013
Property and equipment:
Computer equipment	3 years	$3,983	$3,993
Capitalized software and development	2-5 years	13,901	13,208
Furniture and fixtures	5 years	338	309
Leasehold improvements	Lease term	126	123
		18,348	17,633
Accumulated depreciation and amortization		(17,280)	(17,099)
Construction in process		—	157
Property and equipment, net		$1,068	$691

Other Non-current Assets
Other non-current assets consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Other non-current assets:
Credit card reserve deposits and other	$456	$395
Deferred professional service costs	852	445
Other non-current assets	$1,308	$840
Accounts Payable
Approximately $12.9 million in accounts payable as of June 30, 2014 represents collections by the Company on behalf of software sales to third party customers associated with a customer's value added reseller arrangement.  This balance is owed to the customer and the Company is currently negotiating a settlement arrangement on the balance due. As of June 30, 2014, included in accounts receivable is $447,000 associated with this customer.
Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Other accrued liabilities:
Payable to customers *	$1,158	$1,158
Accrued professional fees	75	663
Accrued VAT taxes	284	248
Accrued sales tax	238	229
Settlement liability	—	200
Reseller rebates	—	190
Advances on borrowings **	350	—
Other liabilities	787	977
Other accrued liabilities	$2,892	$3,665

* - Amounts represent collections on customer receivables associated with "product sales" in excess of amounts owed to state jurisdictions. The Company is in the process of evaluating remediation plans for the balance due.
** - On June 25, 2014, the Company received advances from borrowings included in the July 15, 2014 financing transaction as further discussed in Note 5.

Deferred Revenue and Deferred Professional Services Costs:
In April 2013, the Company entered into an arrangement to provide subscription services and perform material modifications to its LMS platform to a significant customer. Through June 30, 2014, the customer has not accepted the modifications and is not using the platform and accordingly, no revenue has been recognized under this arrangement through June 30, 2014. As of June 30, 2014, the Company has recorded deferred revenue of $2.3 million of which $509,000 is included in current deferred revenue and $1.8 million is included in noncurrent deferred revenue. The Company has also deferred related professional service costs incurred associated with the customization of the LMS platform of $1.1 million. Deferred professional service costs of $249,000 and $852,000 is included in prepaid and other current assets and other noncurrent assets, respectively, at June 30, 2014.
The Company received acceptance of the material modifications on January 18, 2014 and will begin to amortize the deferred costs and recognize revenue over the remaining subscription period of 50 months.

5.    NOTES PAYABLE
Notes payable consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Comerica term loan	$—	$1,800
Comerica revolving line	998	1,230
Agility line of credit, net of discount of $10 and $96, respectively	422	404
Notes payable – insurance	—	207
Total notes payable	1,420	3,641
2014 Financing Transaction
On July 15, 2014, the Company entered into a Purchase Agreement with certain investors pursuant to which the Company agreed to issue units each consisting of (i) a secured convertible promissory note in the face amount of $1.00 (the “Convertible Notes”), (ii) a supplemental secured promissory note in the face amount of $0.50 (the “Supplemental Notes”) and (iii) warrants to purchase up to four shares of the Company’s common stock (the “Warrants”) (collectively, the “Financing Transaction”).
On July 15, 2014, the Company completed an initial closing of the Financing Transaction for the sale of 2,550,000 units, representing gross proceeds to the Company of $2,550,000 and net proceeds of approximately $2,275,000 after deducting fees and estimated expenses payable by the Company. On August 12, 2014, the Company completed a secondary closing of the Financing Transaction for the sale of 450,000 units, representing gross proceeds to the Company of $450,000 and net proceeds of approximately $415,000. The Company used a portion of the net proceeds from the Financing Transaction to repay its outstanding indebtedness owing to Comerica Bank and Agility Capital II, LLC and intends to use the balance of the net proceeds for general corporate purposes, including working capital.
The Convertible Notes of $3.0 million will mature on July 15, 2019 and will accrue interest at a fixed rate of 8.0% per annum payable quarterly. Interest accrued from date of issuance through June 30, 2015 will be paid in kind and added to the principal amount of the Convertible Notes quarterly. Subject to stockholder approval of an increase in the number of authorized shares of the Company’s common stock in an amount sufficient to permit full conversion of the Convertible Notes, the Convertible Notes will be convertible into shares of the Company’s common stock at a conversion rate of $0.25 per share. The Convertible Notes also contain provisions that protect the holders thereof against dilution by adjustment of the conversion rate in certain events such as stock dividends, stock splits and other similar events and certain issuances of common stock by the Company at a price per share less than the conversion rate then in effect.
The Supplemental Notes of $1.5 million will mature on July 15, 2019 and will accrue interest at a fixed rate of 8.0% per annum payable at maturity. However, the Supplemental Notes can be canceled two years after if certain insolvency related events have been remediated.
The Convertible Notes and Supplemental Notes are secured by substantially all of the Company’s consolidated assets. The Convertible Notes and Supplemental Notes contain covenants that will, subject to limited exceptions, require the approval of the holders of a majority of the outstanding principal amount thereof to, among other things, (i) incur other indebtedness; (ii) create liens; (iii) pay cash dividends; and (iv) merge or consolidate with another company. Additionally, the Purchase Agreement requires the Company to implement certain changes in its senior management. The Convertible Notes and Supplemental Notes also provide for customary events of default, including nonpayment, breach of covenants, material adverse events, payment defaults of other indebtedness and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Convertible Notes and Supplemental Notes. If we are not able to comply with such covenants or if any event of default otherwise occurs, our outstanding note balances could become due and payable immediately.
In connection with the Financing Transaction, the Company issued 12,000,000 Warrants which have an initial 10-year term with an exercise price of $0.08 per share. The Warrants are subject to stockholder approval of an increase in the number of authorized shares of the Company’s common stock in an amount sufficient to permit full exercise of the Warrants into shares of the Company's common stock. The Warrants may also be exercised by way of a cashless exercise. The Warrants also contain provisions that protect the holders thereof against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events and issuances of common stock at a price per share less than the exercise price then in effect.

Comerica Bank Credit Facility
On June 14, 2012, the Company entered into a Loan and Security Agreement with Comerica Bank (the "Comerica Credit Facility"). The maximum amount of credit available to the Company under the Comerica Credit Facility at inception was $5 million, comprised of a $3 million term loan facility ("Term Loan") and a $2 million revolving line of credit ("Revolving Line"), which included a $500,000 sub-facility for letters of credit and certain credit card services. The outstanding amount under the Term Loan was repaid by the Company in June 2014, and as of June 30, 2014, the outstanding amount of the Term Loan was zero. Amounts borrowed under the Revolving Line became due on December 14, 2013, which was subsequently extended to May 1, 2014. As of June 30, 2014, there was $1.0 million outstanding under the Revolving Line. The outstanding amount under the Revolving Line was repaid by the Company on July 15, 2014 and the Comerica Credit Facility was terminated.
Agility Capital Credit Facility
On October 30, 2013, the Company closed a Loan Agreement (the "Agility Loan Agreement") with Agility Capital II, LLC (“Agility”), providing for a revolving line of credit of up to $500,000, which amount could be increased to $650,000 under certain conditions (the “Maximum Revolving Line”). The Agility Loan Agreement became due on December 14, 2013, commensurate with the Comerica Credit Facility, which was subsequently extended to May 1, 2014, commensurate with the extension of the scheduled maturity date of the Comerica Revolving Line. As of June 30, 2014, there was $432,000 outstanding under the Agility Loan Agreement. The outstanding amount under the Agility Loan Agreement was repaid by the Company on July 15, 2014, and the Agility Loan Agreement was terminated.
Events of Default
On February 27, 2014, Comerica Bank issued a notice of default as the amounts outstanding under the Revolving Line were past due. The notice of default also stated that Comerica Bank would not take any action to enforce its rights and remedies under the Comerica Credit Facility but reserved the right to do so in the future. On March 19, 2014, the Company and Comerica Bank entered into a forbearance agreement pursuant to which Comerica Bank agreed to extend the scheduled maturity date of the Revolving Line until May 1, 2014. In addition, under the terms of the forbearance agreement, among other things, the amounts outstanding under the Term Loan would become due on May 1, 2014, coterminous with the Revolving Line. On May 12, 2014, Comerica Bank issued a notice of default as the amounts outstanding under the Comerica Credit Facility were past due and the Company did not satisfactorily address a material accounts payable owed to a customer. The notice of default also stated that Comerica Bank would not take any action to enforce its rights and remedies under the Comerica Credit Facility but reserved the right to do so in the future. Due to the notice of default, pursuant to the Comerica Credit Facility, effective May 12, 2014, the applicable margin for the Revolving Line and the Term Loan was increased to five percent (5%). Such condition of default was cured when the outstanding amount under the Revolving Line was repaid by the Company on July 15, 2014 and the Comerica Credit Facility was terminated. However, Comerica continues to maintain a cash-secured letter of credit in the face amount of $61,000 issued to our landlord for our leased headquarters in Campbell, California.
The Agility Loan Agreement became due on December 14, 2013, commensurate with the Comerica Credit Facility. On February 28, 2014, Agility issued a notice of default due to the notice of default issued by Comerica Bank, as discussed above. Such default was subsequently cured as a result of the extension of the maturity date to May 1, 2014, commensurate with the extension of the scheduled maturity date of the Comerica Revolving Line. On May 12, 2014, Agility issued a notice of default as the amounts outstanding under the Agility Loan Agreement were past due. The notice of default also stated that Agility would not take any action to enforce its rights and remedies under the Agility Loan Agreement, but reserved the right to do so in the future. Such condition of default was cured when the outstanding amount under the Agility Loan Agreement was repaid by the Company on July 15, 2014, and the Agility Loan Agreement was terminated.
Notes Payable – Insurance
On December 11, 2013, we entered into an agreement with AON Private Risk Management to finance our 2013 to 2014 insurance premiums with First Insurance Funding Corp. in the amount of $237,000. The interest rate on the note payable is 4.99% and the note is payable in eight equal monthly installment payments beginning in December 2013. The outstanding balance of the note payable was repaid in June 2014.

6.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
Rent expense under operating lease agreements for continuing operations during the six months ended June 30, 2014 and 2013 was $277,000 and $260,000, respectively.
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

7.    FAIR VALUE MEASUREMENTS
A summary of the activity of the fair value of the Level 3 liabilities for the six months ended June 30, 2014 and 2013 is as follows (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Balance at December 31, 2013 and 2012, respectively	$93	$348
Transfers in (out)	—	—
Gain on fair value remeasurement	(17)	(225)
Balance at March 31, 2014 and 2013, respectively	76	123
Transfers in (out)	—	—
Loss on fair value remeasurement	—	11
Balance at June 30, 2014 and 2013, respectively	$76	$134
The following table represents the fair value hierarchy for our financial assets and liabilities held by us measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
June 30, 2014
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

The Company uses the Black-Scholes model to value our common stock warrant liability. The following are the assumptions used to measure the warrant liability at June 30, 2014 and 2013, which were determined in a manner consistent with that described for stock option awards as set forth in Note 8:

	June 30, 2014	June 30, 2013
Number of shares underlying the Warrants	1,795,000	1,578,000
Remaining contractual life in years	2.00 - 6.33	3.00
Volatility	107% to 116%	79%
Risk-free interest rate	0.47% to 2.13%	0.66%
Expected dividend yield	—%	—%
The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at June 30, 2014 and December 31, 2013 approximate fair value due to their short-term maturities.

8.    STOCKHOLDERS' EQUITY
Treasury Stock
During the six months ended June 30, 2014, we had restricted stock awards that vested. We are required to withhold income taxes at statutory rates based on the closing market value of the vested shares on the date of vesting. Accordingly, we offer employees the ability to have vested shares withheld by us in an amount equal to the amount of taxes to be withheld. We purchased 20,304 shares during the six months ended June 30, 2014 with a cost of approximately $5,000 from employees to cover federal and state taxes due.
During the six months ended June 30, 2014, we issued 1,000,000 shares from treasury pursuant to the settlement agreement with our former CEO. The weighted cost of shares issued from treasury was approximately $1.3 million of which $200,000 was recorded as a reduction of other accrued liabilities and the remaining $1.1 million was recorded as a reduction of additional paid-in capital.
Stock Compensation
We expense stock-based compensation to the same expense categories in which the respective award grantee’s salary expense is reported. The table below reflects stock-based compensation expense for the six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Stock-based compensation expense included in:
Cost of services	$19	$16	$40	$33
Sales and marketing	14	3	37	121
Technology and development	4	55	33	98
General and administrative	55	75	137	876
	$92	$149	$247	$1,128
At June 30, 2014, approximately $899,000 of stock-based compensation expense relating to unvested awards had not been amortized and will be expensed in future periods through 2016. Under current grants that are unvested and outstanding, approximately $155,000 will be expensed in the remainder of 2014 as stock-based compensation, subject to true-up adjustments for forfeitures and vestings during the year.
During the six months ended June 30, 2014 and 2013, the weighted average valuation assumptions for stock option awards and forfeiture rates used for the expense calculations for stock option and restricted stock awards were as follows:

	Six Months Ended
	June 30,
	2014	2013
Expected life in years	4.39	3.93
Volatility	86.51%	74.03%
Risk-free interest rate	1.53%	0.45%
Dividend rate	—%	—%
Forfeiture Rates:
Options	21.89%	22.70%
Restricted stock	—%	15.04%
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
A summary of activity under our 2003 Stock Incentive Plan (the "2003 Plan") and 2012 Equity Inducement Plan (the "2012 Plan") for the six months ended June 30, 2014 is as follows (in thousands):

		Options Outstanding
	Available for Grant	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance at December 31, 2013	1,534	2,698	$0.67	8.7 years
Authorized	1,660	—
Options granted	(40)	40	0.25
Restricted stock awards granted	(100)	—
Options exercised	—	—
Options canceled	426	(426)	0.66
Restricted stock awards forfeited	—	—
Balance at June 30, 2014	3,480	2,312	$0.67	8.1 years
Exercisable at June 30, 2014		884	$0.94	6.9 years

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
The following table summarizes the activity with regard to restricted stock awards during the six months ended June 30, 2014. Restricted stock awards were issued from the 2003 Plan and any issuances reduce the shares available for grant as indicated in the previous table. During the three months ended June 30, 2014, we granted restricted stock awards for 100,000 shares to two members of our board of directors with immediate vesting. Restricted stock awards are valued at the closing market price of our stock on the date of the grant (in thousands).

	Number of Shares	Weighted Average Grant Price
Balance of nonvested shares at December 31, 2013	582	$0.69
Granted	100	0.25
Vested	(259)	0.49
Forfeited	—	—
Balance of nonvested shares at June 30, 2014	423	$0.71
The total grant date fair value of the nonvested restricted stock awards was $300,000 as of June 30, 2014.

9.    SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date that the financial statements were issued. All appropriate subsequent event disclosures, if any, have been made in the notes to the financial statements.

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

•
we may be subject to additional obligations to collect and remit sales tax and successful action by state, foreign or other authorities to collect additional sales tax could adversely harm our business,

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
Management believes there have been no significant changes during the six months ended June 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on April 1, 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	94.5	67.7	85.9	67.3
Gross margin	5.5%	32.3%	14.1%	32.7%
Operating expenses:
Sales and marketing	28.1	18.0	25.0	16.2
Technology and development	26.9	28.3	24.0	25.4
General and administrative	23.6	37.4	25.9	50.6
Depreciation and amortization	2.7	9.3	2.3	9.0
Total operating expenses	81.3%	93.0%	77.2%	101.2%
Operating loss	(75.8)	(60.7)	(63.1)	(68.5)
Gain due to change in fair value of warrant liability	—	0.2	(0.2)	(2.3)
Interest and other expense, net	5.4	1.1	3.7	1.6
Loss before income tax expense	(81.2)%	(62.0)%	(66.6)%	(67.8)%
Income tax expense	0.2	0.5	0.5	0.6
Net loss from continuing operations	(81.4)%	(62.5)%	(67.1)%	(68.4)%
Income from discontinued operations, net of tax	—	(1.5)	—	0.9
Net loss	(81.4)%	(64.0)%	(67.1)%	(67.5)%

Foreign currency translation adjustments	(0.8)	(1.8)	(0.5)	(1.8)
Comprehensive loss	(82.2)%	(65.8)%	(67.6)%	(69.3)%
Comparison of Three Months Ended June 30, 2014 and 2013
Net Revenue. Net revenue decreased $1.6 million, or 34%, to $3.1 million in the three months ended June 30, 2014, as compared to $4.7 million for the three months ended June 30, 2013 primarily due to the elimination of non-strategic client programs and the loss of clients through acquisition or contract termination or expiration totaling $2.2 million, lower revenue due to the expiration of the Symantec contracts as of March 31, 2014 of $1.0 million and lower revenue related to the ViewCentral business of $154,000 offset by growth from existing and new customers of $1.7 million. Microsoft contracts representing $1.1 million of net revenue for the three months ended June 30, 2014 expired on June 30, 2014.
Cost of Services and Gross Margin. Cost of services decreased $240,000, or 8%, to $3.0 million in the three months ended June 30, 2014, as compared to $3.2 million in the 2013 comparative period primarily due to lower revenue as described above. Our gross margin percentages were 5% and 32%, respectively, in the three months ended June 30, 2014 and 2013. The erosion in gross margin is due to declines in our higher margin GrowCommerce business with the the expiration of the Symantec contracts and decrease in the ViewCentral business.
Sales and Marketing Expenses. Sales and marketing expenses increased $27,000, or 3%, to $879,000 in the three months ended June 30, 2014, as compared to $852,000 in the 2013 comparative period. The increase was primarily attributable to higher compensation expense of $58,000 and an increase in lead development activities of $39,000 offset by lower variable compensation expense of $72,000.
Technology and Development Expenses. Technology and development expenses decreased $498,000, or 37%, to $842,000 during the three months ended June 30, 2014, as compared to $1.3 million in the 2013 comparative period. The decrease was primarily attributable to a decrease in compensation expense of $492,000, lower recruiting fees of $51,000, lower stock compensation expense of $51,000 and lower maintenance expense of $58,000.
General and Administrative Expenses. General and administrative expenses decreased $1.0 million, or 58%, to $739,000 during the three months ended June 30, 2014, as compared to $1.8 million in the 2013 comparative period. The decrease was primarily due to lower compensation expense of $91,000 , lower variable compensation expense of $116,000, lower audit and legal fees of $589,000, lower investor relations cost of $95,000, lower board compensation expense of $89,000 and the charge recorded in the three months ended June 30, 2013 for the closure of the Austin, Texas facility of $150,000 offset by an increase in bank fees related to default fees on notes payable of $35,000 and higher software expense of $33,000.
Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $355,000, or 81%, to $84,000 for the three months ended June 30, 2014, as compared to $439,000 in the 2013 comparative period. The decrease in depreciation and amortization expense was due to a lower asset base from the impairment charge on long-lived assets taken in the year ended December 31, 2013 of $2.3 million.
Interest and Other Expense, Net. The components of interest and other expense, net, are as follows (in thousands):

	Three Months Ended June 30,		Change
	2014	2013
Interest expense, net	$162	$54	$108
Currency translation loss	(3)	(1)	(2)
Other	11	—	11
Total	$170	$53	$117
Income Tax Expense.  Income tax expense was $6,000 for the three months ended June 30, 2014 as compared to $25,000 for the three months ended June 30, 2013. Our income tax expense for the three months ended June 30, 2014 was based on our estimate of taxable income for the full year ending December 31, 2014, and primarily consists of estimates of foreign taxes and domestic gross margin taxes for certain states.
Loss from Discontinued Operations, Net of Tax. Loss from discontinued operations for the three months ended June 30, 2013 of $69,000 is attributable to an adjustment to the sales price pursuant to the stock purchase agreement for the sale of the Company's Manila operations in December 2012.
Comparison of Six Months Ended June 30, 2014 and 2013
Net Revenue. Net revenue decreased $2.1 million, or 23%, to $7.3 million in the six months ended June 30, 2014, as compared to $9.4 million for the six months ended June 30, 2013 primarily due to the elimination of non-strategic client programs and the loss of clients through acquisition or contract termination or expiration totaling $4.9 million, lower GrowCommerce platform volume of $825,000 and lower revenue related to the ViewCentral business of $368,000 offset by growth from existing and new customers of $3.9 million. Microsoft contracts representing $2.8 million of net revenue for the six months ended June 30, 2014 expired on June 30, 2014. Symantec contracts representing $925,000 of net revenue in the six months ended June 30, 2014 expired on March 31, 2014.
Cost of Services and Gross Margin. Cost of services decreased $82,000, or 1%, to $6.2 million in the six months ended June 30, 2014, as compared to $6.3 million for the six months ended June 30, 2013. Our gross margin percentages were 14% and 33%, respectively, in the six months ended June 30, 2014 and 2013. The erosion in gross margin is due to declines in our higher margin GrowCommerce business and ViewCentral business and lower margin on the telesales business.
Sales and Marketing Expenses. Sales and marketing expenses increased $298,000, or 20%, to $1.8 million in the six months ended June 30, 2014, as compared to $1.5 million in the 2013 comparative period. The change was primarily attributable to an increase in sales and marketing staff compensation expense of $289,000 and higher outside services for public relations and marketing services of $80,000 offset by lower stock compensation expense of $84,000 and lower recruiting fees of $72,000.
Technology and Development Expenses. Technology and development expenses decreased $641,000, or 27%, to $1.7 million during the six months ended June 30, 2014, as compared to $2.4 million in the 2013 comparative period. The decrease was primarily attributable to a decrease in compensation expense of $847,000 and lower stock compensation expense of $65,000 offset by higher consulting and temporary services of $96,000 and higher software expense of $53,000.
General and Administrative Expenses. General and administrative expenses decreased $2.9 million, or 60%, to $1.9 million during the six months ended June 30, 2014, as compared to $4.8 million in the 2013 comparative period. The decrease was primarily due to non-recurring expenses recorded in the six months ended June 30, 2013 of $1.4 million comprised of $345,000 for relocation of the finance function from the Austin, Texas facility to our Campbell, California facility, a charge of $150,000 to close the Austin facility, $280,000 impairment charge against vendor deposits and $582,000 related to stock compensation expense for restricted stock awards which were fully vested upon grant and acceleration of vesting of restricted stock awards for a former CFO. In the six months ended June 30, 2014, we recorded lower legal and audit expense of $1.0 million, and lower variable compensation expense of $228,000, lower board compensation expense of $128,000, lower investor relations expense of $88,000 and lower stock compensation expense of $157,000.
Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $677,000, or 80%, to $168,000 for the six months ended June 30, 2014, as compared to $845,000 in the 2013 comparative period. The decrease in depreciation and amortization expense was due to a lower asset base from the impairment charge on long-lived assets taken in the year ended December 31, 2013 of $2.3 million.
Interest and Other Expense, Net. The components of interest and other expense, net, are as follows (in thousands):

	Six Months Ended June 30,		Change
	2014	2013
Interest expense, net	$241	$109	$132
Currency translation loss	5	1	4
Other	22	36	(14)
Total	$268	$146	$122
Income Tax Expense.  Income tax expense was $33,000 for the six months ended June 30, 2014 as compared to $55,000 for the six months ended June 30, 2013. Our income tax expense for the six months ended June 30, 2014 was based on our estimate of taxable income for the full year ending December 31, 2014, and primarily consists of estimates of foreign taxes and domestic gross margin taxes for certain states.
Income from Discontinued Operations, Net of Tax. Income from discontinued operations for the six months ended June 30, 2013 of $87,000 is a result of the winddown of a contract that was assigned to Shore Solutions, Inc. as part of the sale of our Manila operations in December 2012 offset by an adjustment to the sales price pursuant to the stock purchase agreement for that sale.

Liquidity and Sources of Capital
Cash used in operating activities for the six months ended June 30, 2014 was $128,000, as compared to cash used in operating activities of $3.2 million in the six months ended June 30, 2013. Cash used in operating activities in the six months ended June 30, 2014 was primarily the result of the net loss of $4.9 million, offset by non-cash expenses for depreciation of property of $168,000, stock-based compensation expenses of $247,000 and changes in operating assets and liabilities that provided cash of $4.2 million as a result of collecting receivables and extending accounts payable.
Cash used in operating activities for the six months ended June 30, 2013 was $3.2 million, primarily as a result of the net loss from continuing operations of $6.3 million, offset by non-cash expenses for depreciation of property of $845,000 and stock-based compensation expenses of $1.1 million, a charge for impairment related to vendor deposits of $280,000, changes in operating assets and liabilities that provided cash of $1.1 million, primarily as a result of the reduction of accounts receivable and managing working capital, and cash provided by discontinued operations of $87,000.
Cash used in investing activities was $540,000 in the six months ended June 30, 2014, as compared to cash used in investing activities of $859,000 in the six months ended June 30, 2013. Cash used in investing activities in the six months ended June 30, 2014 was a result of capital expenditures of $540,000. Cash used in investing activities in the six months ended June 30, 2013 was primarily the result of capital expenditures of $873,000 and an increase in restricted cash of $14,000 related to misdirected cash receipts to be refunded.
Cash used in financing activities was approximately $2.4 million in the six months ended June 30, 2014, as compared to cash provided by financing activities of $4.6 million in the six months ended June 30, 2013. Cash used in financing activities in the six months ended June 30, 2014 was primarily a result of repayment of borrowings of $2.0 million under our Term Loan and Revolving Line with Comerica Bank, $103,000 under our line of credit with Agility Capital II, LLC and $208,000 under the insurance note payable to First Insurance Funding Corp and the funding of a restricted cash account of $58,000 to secure a standby letter of credit with Comerica Bank. Cash provided by financing activities in the six months ended June 30, 2013 was primarily the result of net proceeds of $5.5 million from the sale of common stock, repayment of borrowings of $987,000 under our Term Loan and Revolving Line with Comerica Bank and purchases of $111,000 of treasury stock from employees for shares withheld for income tax payable on restricted stock awards vested during the six months ended June 30, 2013, offset by borrowings of $200,000 under our Revolving Line with Comerica Bank.
At June 30, 2014, the Company had a net working capital deficit of $19.3 million. Our principal source of liquidity as of June 30, 2014 consisted of $568,000 of cash and cash equivalents and $1.8 million of net accounts receivable. Notes payable due as of June 30, 2014 was $1.4 million, of which $1.0 million was due to Comerica Bank and $432,000 was due to Agility Capital II, LLC. On July 15, 2014, the Company raised $2.6 million in debt financing and used a portion of the net proceeds from the financing to repay its outstanding indebtedness owing to Comerica Bank and Agility Capital II, LLC. See below under "Credit Arrangements" for further discussion of our debt agreements. Our accounts payable balance increased from $13.0 million as of December 31, 2013 to $15.6 million as of June 30, 2014. $12.9 million of the June 30, 2014 accounts payable balance is related to a merchant account of a customer.
In order to meet our operating requirements, we will need to raise additional capital from outside third parties or from the sale of assets and restructure our obligations. Additionally, we are pursuing a plan to achieve profitable operations through a combination of increased sales and decreased expenses. There can be no assurance that we will be successful in obtaining third party capital, selling assets or restructuring our obligations. We do not have adequate cash or financial resources to operate for the next twelve months without raising significant additional capital, which raises substantial doubt about our ability to continue as a going concern.
In addition to the liquidity issues noted above, some key vendors of the Company have either formally or informally,  via phone, email, mail, or a combination of one or more of these methods, given the Company a notice of material breach for non-payment, and have informed us of their rights under the various service agreements to which we entered.  Their rights include the suspension or cancellation of service and a demand for immediate payment, among other remedies.  The Company is in communications with these vendors and in some cases has worked out extended payment terms.  There is no guarantee that the Company will be able to reach agreements with all vendors or that it will in all future circumstances be able to fulfill the terms of all extended payment terms, which could have a significant negative impact on our operations and financial position.  Our revenue generation is dependent on the ability of the Company to continue to (1) avoid the cancellation of key vendor services (2) raise money through the sale of assets or the addition of new debt or equity to pay down and pay off key vendors and (3) meet the terms of existing and future payment plans.  The failure to accomplish these goals could seriously impact our operations and financial position.
Credit Arrangements
On July 15, 2014, the Company entered into a Purchase Agreement with certain investors pursuant to which the Company agreed to issue units each consisting of (i) a secured convertible promissory note in the face amount of $1.00 (the “Convertible Notes”), (ii) a supplemental secured promissory note in the face amount of $0.50 (the “Supplemental Notes”) and (iii) warrants to purchase up to four shares of the Company’s common stock (the “Warrants”) (collectively, the “Financing Transaction”).
On July 15, 2014, the Company completed an initial closing of the Financing Transaction for the sale of 2,550,000 units, representing gross proceeds to the Company of $2.6 million and net proceeds of approximately $2.3 million after deducting fees and estimated expenses payable by the Company. On August 12, 2014, the Company completed a secondary closing of the Financing Transaction for the sale of 450,000 units, representing gross proceeds to the Company of $450,000 and net proceeds of approximately $415,000. The Company used a portion of the net proceeds from the Financing Transaction to repay its outstanding indebtedness owing to Comerica Bank and Agility Capital II, LLC and intends to use the balance of the net proceeds for general corporate purposes, including working capital.
The Convertible Notes of $3.0 million will mature on July 15, 2019 and will accrue interest at a fixed rate of 8.0% per annum payable quarterly. Interest accrued from date of issuance through June 30, 2015 will be paid in kind and added to the principal amount of the Convertible Notes quarterly. Subject to stockholder approval of an increase in the number of authorized shares of the Company’s common stock in an amount sufficient to permit full conversion of the Convertible Notes, the Convertible Notes will be convertible into shares of the Company’s common stock at a conversion rate of $0.25 per share. The Convertible Notes also contain provisions that protect the holders thereof against dilution by adjustment of the conversion rate in certain events such as stock dividends, stock splits and other similar events and certain issuances of common stock by the Company at a price per share less than the conversion rate then in effect.
The Supplemental Notes of $1.5 million will mature on July 15, 2019 and will accrue interest at a fixed rate of 8.0% per annum payable at maturity. However, the Supplemental Notes can be canceled two years after if certain insolvency related events have been remediated.
The Convertible Notes and Supplemental Notes are secured by substantially all of the Company’s consolidated assets. The Convertible Notes and Supplemental Notes contain covenants that will, subject to limited exceptions, require the approval of the holders of a majority of the outstanding principal amount thereof to, among other things, (i) incur other indebtedness; (ii) create liens; (iii) pay cash dividends; and (iv) merge or consolidate with another company. Additionally, the Purchase Agreement requires the Company to implement certain changes in its senior management. The Convertible Notes and Supplemental Notes also provide for customary events of default, including nonpayment, breach of covenants, material adverse events, payment defaults of other indebtedness and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Convertible Notes and Supplemental Notes. If we are not able to comply with such covenants or if any event of default otherwise occurs, our outstanding note balances could become due and payable immediately.
In connnection with the Financing Transaction, the Company issued 12,000,000 Warrants which have an initial 10-year term. Subject to stockholder approval of an increase in the number of authorized shares of the Company’s common stock in an amount sufficient to permit full exercise of the Warrants, the Warrants will be exercisable into shares of the Company’s common stock at an initial exercise price of $0.08 per share. The Warrants may also be exercised by way of a cashless exercise. The

Warrants also contain provisions that protect the holders thereof against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events and issuances of common stock at a price per share less than the exercise price then in effect.
On June 14, 2012, the Company entered into a Loan and Security Agreement with Comerica Bank (the "Comerica Credit Facility"). The maximum amount of credit available to the Company under the Comerica Credit Facility at inception was $5 million, comprised of a $3 million term loan facility ("Term Loan") and a $2 million revolving line of credit ("Revolving Line"), which included a $500,000 sub-facility for letters of credit and certain credit card services. The outstanding amount under the Term Loan was repaid by the Company in June 2014, and as of June 30, 2014, the outstanding amount of the Term Loan was zero. Amounts borrowed under the Revolving Line became due on December 14, 2013, which was subsequently extended to May 1, 2014. As of June 30, 2014, there was $1.0 million outstanding under the Revolving Line. The outstanding amount under the Revolving Line was repaid by the Company on July 15, 2014 and the Comerica Credit Facility was terminated. However, Comerica continues to maintain a cash-secured letter of credit in the face amount of $61,000 issued to our landlord for our leased headquarters in Campbell, California.
On October 30, 2013, the Company closed a Loan Agreement (the "Agility Loan Agreement") with Agility Capital II, LLC (“Agility”), providing for a revolving line of credit of up to $500,000, which amount could be increased to $650,000 under certain conditions (the “Maximum Revolving Line”). The Agility Loan Agreement became due on December 14, 2013, commensurate with the Comerica Credit Facility, which was subsequently extended to May 1, 2014, commensurate with the extension of the scheduled maturity date of the Comerica Revolving Line. As of June 30, 2014, there was $432,000 outstanding under the Agility Loan Agreement. The outstanding amount under the Agility Loan Agreement was repaid by the Company on July 15, 2014, and the Agility Loan Agreement was terminated.

Off-Balance Sheet Arrangements
As of June 30, 2014 and December 31, 2013, we had no off-balance sheet arrangements or obligations as defined under SEC rules and regulations.

Potential Impact of Inflation
To date, inflation has not had a material impact on our business.

Recent Accounting Standards
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
As of June 30, 2014, our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Change in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer Purchases of Equity Securities
The table below presents share repurchase activity for the three months ended June 30, 2014. The shares were repurchased by us in connection with satisfaction of tax withholding obligations on vested restricted stock.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 - April 30, 2014	—	—	N/A	N/A
May 1, 2014 - May 31, 2014	6,857	$0.32	N/A	N/A
June 1, 2014 - June 30, 2014	823	$0.15	N/A	N/A
Total	7,680	$0.30	N/A	N/A
On February 5, 2014, the Company issued 1,000,000 shares of the Company's common stock to the Company's former CEO and his attorney pursuant to a settlement agreement. The issuance was exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims,

Table of Contents

where the terms and conditions of such issuance were approved by the Court after a hearing upon the fairness of such terms and conditions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
As previously disclosed, on February 27, 2014, Comerica Bank issued a notice of default as the amounts outstanding under the Revolving Line were past due. The notice of default also stated that Comerica Bank would not take any action to enforce its rights and remedies under the Comerica Credit Facility but reserved the right to do so in the future. As previously disclosed, on March 19, 2014, the Company and Comerica Bank entered into a forbearance agreement pursuant to which Comerica Bank agreed to extend the scheduled maturity date of the Revolving Line until May 1, 2014. In addition, under the terms of the forbearance agreement, among other things, the amounts outstanding under the Term Loan would become due on May 1, 2014, coterminous with the Revolving Line. On May 12, 2014, Comerica Bank issued a notice of default as the amounts outstanding under the Comerica Credit Facility were past due and the Company did not satisfactorily address a material accounts payable owed to a customer. The notice of default also stated that Comerica Bank would not take any action to enforce its rights and remedies under the Comerica Credit Facility but reserved the right to do so in the future. Due to the notice of default, pursuant to the Comerica Credit Facility, effective May 12, 2014, the applicable margin for the Revolving Line and the Term Loan was increased to five percent (5%). The outstanding amount under the Term Loan was repaid by the Company in June 2014 and as of June 30, 2014, there was $1.0 million outstanding under the Revolving Line. The outstanding amount under the Revolving Line was repaid by the Company on July 15, 2014 and the Comerica Credit Facility was terminated. However, Comerica continues to maintain a cash-secured letter of credit in the face amount of $61,000 issued to our landlord for our leased headquarters in Campbell, California.
The Agility Loan Agreement became due on December 14, 2013, commensurate with the Comerica Credit Facility. As previously disclosed, on February 28, 2014, Agility issued a notice of default due to the notice of default issued by Comerica Bank, as discussed above. Such default was subsequently cured as a result of the extension of the maturity date to May 1, 2014, commensurate with the extension of the scheduled maturity date of the Comerica Revolving Line. On May 12, 2014, Agility issued a notice of default as the amounts outstanding under the Agility Loan Agreement were past due. The notice of default also stated that Agility would not take any action to enforce its rights and remedies under the Agility Loan Agreement, but reserved the right to do so in the future. As of June 30, 2014, there was $432,000 outstanding under the Agility Loan Agreement. The outstanding amount under the Agility Loan Agreement was repaid by the Company on July 15, 2014, and the Agility Loan Agreement was terminated.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
As previously disclosed in our Current Report on Form 8-K filed with the SEC on July 21, 2014 and in Note 5 to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, on July 15, 2014, we entered into a Purchase Agreement with certain investors pursuant to which we agreed to issue units each consisting of (i) a secured convertible promissory note in the face amount of $1.00, (ii) a supplemental secured promissory note in the face amount of $0.50 and (iii) warrants to purchase up to four shares of the Company’s common stock (collectively, the “Financing Transaction”).
On July 15, 2014, we completed an initial closing of the Financing Transaction for the sale of 2,550,000 units, representing gross proceeds to us of $2,550,000 and net proceeds of approximately $2,275,000 after deducting fees and estimated expenses payable by us. On August 12, 2014, we completed a secondary closing of the Financing Transaction for the sale of 450,000 units, representing gross proceeds to us of $450,000 and net proceeds of approximately $415,000. We used a portion of the net proceeds from the Financing Transaction to repay our outstanding indebtedness owing to Comerica Bank and Agility Capital II, LLC and intend to use the balance of the net proceeds for general corporate purposes, including working capital.
The securities issued pursuant to the Financing Transaction were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of certain states, and were issued in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws

ITEM 6.    EXHIBITS

(a)	Exhibits
The following exhibits are incorporated by reference or filed with this report as indicated below:

10.1†	Settlement and Release Agreement dated as of May 21, 2014 between the Company and Symantec Corporation

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested from the Securities and Exchange Commission for certain portions of the referenced exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINMAKER SYSTEMS, INC.

Dated:	August 14, 2014	/s/ Bradford Peppard
Bradford Peppard
Chief Financial Officer