Form 10-Q
period 2014-09-30
RAINMAKER SYSTEMS INC
filed 2014-11-19
CIK 1094007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 14, 2014, the registrant had 42,252,329 shares of Common Stock, $0.001 par value, outstanding.

RAINMAKER SYSTEMS, INC.
FORM 10-Q
AS OF SEPTEMBER 30, 2014

PART I.—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RAINMAKER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$170	$3,633
Restricted cash	61	3
Accounts receivable, net of allowance of $10 and $11, respectively	1,262	3,554
Prepaid expenses and other current assets	1,287	1,618
Total current assets	2,780	8,808
Property and equipment, net	891	691
Other non-current assets	919	840
Total assets	$4,590	$10,339
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,581	$13,042
Accrued compensation and benefits	769	1,001
Other accrued liabilities	2,263	3,665
Deferred revenue	2,027	1,965
Convertible and supplemental notes payable, net of discount of $4,457 and $0	231	—
Derivative liability conversion option	952	—
Notes payable	200	3,641
Total current liabilities	22,023	23,314
Deferred tax liability	—	26
Deferred revenue, less current portion	2,135	1,629
Common stock warrant liability	1,446	93
Other long-term liabilities	90	172
Total liabilities	25,694	25,234
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized, 43,582 shares issued and 42,259 shares outstanding at September 30, 2014 and 43,795 shares issued and 41,495 shares outstanding at December 31, 2013	42	41
Additional paid-in capital	136,685	137,445
Accumulated deficit	(155,837)	(149,169)
Accumulated other comprehensive loss	(363)	(336)
Treasury stock, at cost; 1,323 shares at September 30, 2014 and 2,300 shares at December 31, 2013	(1,631)	(2,876)
Total stockholders’ deficit	(21,104)	(14,895)
Total liabilities and stockholders’ deficit	$4,590	$10,339
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenue	$1,882	$4,160	$9,139	$13,546
Cost of services	1,834	3,008	8,068	9,324
Gross profit	48	1,152	1,071	4,222
Operating expenses:
Sales and marketing	445	905	2,260	2,422
Technology and development	778	1,231	2,517	3,613
General and administrative	699	2,102	2,577	6,853
Restructuring expense	365	—	365	—
Depreciation and amortization	117	396	286	1,241
Total operating expenses	2,404	4,634	8,005	14,129
Operating loss	(2,356)	(3,482)	(6,934)	(9,907)
(Gain) loss due to change in fair value of warrant liability and derivative liability	(1,267)	66	(1,284)	(148)
Loss on issuance of convertible notes payable	483	—	483	—
Interest and other expense, net	321	59	589	205
Loss before income tax expense	(1,893)	(3,607)	(6,722)	(9,964)
Income tax expense	(86)	(20)	(53)	35
Net loss from continuing operations	(1,807)	(3,587)	(6,669)	(9,999)
Net income (loss) from discontinued operations, net of tax	—	(34)	—	53
Net loss	$(1,807)	$(3,621)	$(6,669)	$(9,946)

Foreign currency translation adjustments	10	85	(26)	(87)
Comprehensive loss	$(1,797)	$(3,536)	$(6,695)	$(10,033)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(0.04)	$(0.09)	$(0.16)	$(0.28)
Net income (loss) from discontinued operations	$—	$—	$—	$—
Net loss	$(0.04)	$(0.09)	$(0.16)	$(0.28)

Weighted average common shares - basic and diluted	41,891	40,684	41,980	35,566
See accompanying notes.

RAINMAKER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(6,669)	$(9,946)
Adjustment for income from discontinued operations, net of tax	—	(53)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment, incl. asset impairment	345	1,241
Amortization of debt discount	291	—
Gain due to change in fair value of warrant liability and derivative liability conversion feature	(1,284)	(148)
Stock-based compensation expense	291	1,352
Provision for allowance for doubtful accounts	(1)	—
Loss on issuance of convertible debt	483	—
Provision for allowance of credit card receivables	—	420
Provision for allowances for other assets	—	280
Changes in operating assets and liabilities:
Accounts receivable	2,318	(848)
Prepaid expenses and other assets	225	(207)
Accounts payable	2,557	3,475
Accrued compensation and benefits	(246)	576
Other accrued liabilities	(1,226)	230
Deferred tax liability	(26)	40
Deferred revenue	568	650
Net cash used in continuing operations	(2,374)	(2,938)
Net cash provided by discontinued operations	—	53
Net cash used in operating activities	(2,374)	(2,885)

Investing activities:
Purchases of property and equipment	(543)	(1,614)
Change in restricted cash, net	—	35
Net cash used in continuing operations	(543)	(1,579)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(543)	(1,579)

Financing activities:
Proceeds from issuance of common stock	—	5,534
Proceeds from borrowings	3,340	200
Repayment of borrowings	(3,787)	(1,397)
Restricted cash related to borrowings	(58)	—
Tax payments in connection with treasury stock surrendered	(5)	(132)
Net cash provided by (used in) continuing operations	(510)	4,205
Net cash provided by discontinued operations	—	—
Net cash provided by (used in) financing activities	(510)	4,205

Effect of exchange rate changes on cash	(36)	(69)

Net increase (decrease) in cash and cash equivalents	(3,463)	(328)
Cash and cash equivalents at beginning of period	3,633	4,494
Cash and cash equivalents at end of period	$170	$4,166

Supplemental disclosures of cash flow information:
Cash paid for interest	$164	$161
Cash paid for income taxes	$16	49

Supplemental disclosures of non-cash investing and financing activities:
Retirement of fully depreciated property and equipment	$—	$590
Common stock issued in settlement of claim	$200	$—
Warrants issued to convertible note holders	$2,050	$—
Conversion feature of convertible notes payable	$1,539	$—
Supplemental notes payable	$1,545	$—
Accrued interest on convertible notes payable	$53	$—
See accompanying notes.

RAINMAKER SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
— UNAUDITED —

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Rainmaker Systems, Inc. and its subsidiaries ("Rainmaker", "we", "our", or "the Company") is focused on the development and marketing of a platform for the management of outside training for profit. In addition, we generate sales from lead generation services, and SMB sales and contract renewals.
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
We are headquartered in Campbell, California, in the heart of the Silicon Valley. Our global clients consist primarily of large enterprises operating in a range of industries. Our strategy for long-term success of the business is to maintain and improve our position as a leading LMS provider. This will involve ongoing investment in our LMS platform to meet market demands, as well as building the sales and marketing infrastructure to support growth.
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
The results of our operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014, or any other period. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K"), as filed with the SEC on April 1, 2014. Balance sheet information as of December 31, 2013 has been derived from the audited financial statements for the year then ended.
Reclassifications
Certain reclassifications have been made to the prior year's condensed consolidated statements of comprehensive loss to conform to the current year presentation.

Liquidity and Going Concern
As reflected in the accompanying consolidated financial statements, we had a net loss from continuing operations of $6.7 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we used $2.4 million in cash in operating activities.
At September 30, 2014, the Company had a net working capital deficit of $19.2 million. Our principal source of liquidity as of September 30, 2014 consisted of $170,100 of cash and cash equivalents and $1.3 million of net accounts receivable. Notes payable under the Convertible and Supplemental Notes were $3.1 million and $1.5 million, respectively, as of September 30, 2014. Another $200,000 was payable under the Revolving Line of Credit Notes. We have received notices of default and acceleration from investors holding our Revolving Line of Credit Notes, Convertible Notes and Supplemental Notes. See Note 5 for further discussion of our debt agreements and notices of default thereunder.
Our accounts payable balance increased from $13.0 million as of December 31, 2013 to $15.6 million as of September 30, 2014. $12.9 million of the September 30, 2014 accounts payable balance is related to a merchant account of a customer.
In order to meet our operating requirements, we will need to raise additional capital from outside third parties or from the sale of assets and restructure our obligations. As part of this process, in October 2014 we sold a customer contract and subcontracts to N3 North America, LLC. Additionally, we are pursuing a plan to achieve profitable operations through a combination of increased sales and decreased expenses. There can be no assurance that we will be successful in obtaining third party capital, selling assets or restructuring our obligations. We do not have adequate cash or financial resources to operate for the next twelve months without raising significant additional capital, which raises substantial doubt about our ability to continue as a going concern.
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
On November 6, 2014, the Company received a notice of default from investors holding the Revolving Notes.  The notice of default stated that an event of default had occurred as a result of the Company’s failure to repay principal when due on October 2, 2014, and declared all principal and accrued interest outstanding under the Revolving Notes to be immediately due and payable. At November 6, 2014 accrued interest on the Revolving Notes was $2,176.
On November 6, 2014, the Company also received a notice of default from investors (the “Majority Investors”) holding $1.8 million of the outstanding principal amount of the Company’s Convertible Notes and $900,000 of the outstanding principal amount of the Company’s Supplemental Notes.  The notice of default stated that an event of default had occurred under the Convertible Notes and Supplemental Notes as a result of the Company’s failure to repay the above-referenced Revolving Notes when due, and declared all principal and accrued interest outstanding under the Convertible Notes and Supplemental Notes held by the Majority Investors to be immediately due and payable.
On November 17, 2014, the Company received a notification of disposition of collateral from the collateral agent for the holders of the Convertible Notes and Supplemental Notes notifying the Company that a foreclosure sale of all or substantially all of the Company’s assets would take place on December 4, 2014. If the Majority Investors and collateral agent elect to proceed with the foreclosure sale of the Company’s assets, upon completion of such sale the Company would no longer be able to continue as a going concern and would immediately cease operations. The Majority Investors have represented to the Company that in the event of a foreclosure sale in which the Majority Investors acquire the Company’s assets, their intent would be to continue operating the ViewCentral business in a separate legal entity that continues existing contractual agreements with the Company’s ViewCentral customers.
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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside of the Company, and other relevant facts and circumstances. Actual results could differ materially from those estimates. Accounting policies that include particularly significant estimates are revenue recognition and presentation policies, valuation of accounts receivable, measurement of our deferred tax asset and the corresponding valuation allowance, commitments and contingencies, fair value estimates for the expense of employee stock options, embedded derivative features and warrants and the assessment of recoverability and impairment long-lived assets.
Significant Accounting Policies - Convertible Instruments
The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 Derivatives and Hedging Activities. Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable GAAP.
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
In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the condensed consolidated financial statements.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss from continuing operations	$(1,807)	$(3,587)	$(6,669)	$(9,999)
Net income (loss) from discontinued operations	—	(34)	—	53
Net loss	$(1,807)	$(3,621)	(6,669)	(9,946)

Weighted-average shares of common stock outstanding – basic and diluted	41,891	40,684	41,980	35,566

Basic and diluted net income (loss) per share:
Continuing operations	$(0.04)	$(0.09)	$(0.16)	$(0.28)
Discontinued operations	—	—	—	—
Net loss	$(0.04)	$(0.09)	$(0.16)	$(0.28)
The following table presents the unvested restricted stock awards and "in the money" stock options and stock warrants that were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2014 and 2013 as these securities were anti-dilutive (in thousands).

	Nine Months Ended
	September 30,
	2014	2013
Unvested restricted stock awards	377	1,963
Stock options	1	131
Stock warrants	1,937	—
Total anti-dilutive securities	2,315	2,094

Stock options and warrants that were not "in the money" at September 30, 2014 and 2013 were 4,100,000 and 2,879,000, respectively.

3.    CUSTOMER CONCENTRATION
We have generated a significant portion of our revenue from sales to limited number of clients. The following table presents the concentration of revenue from significant customers for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Microsoft Corporation	38%	42%	52%	41%
Symantec Corporation	—%	26%	—%	25%
Verizon Communications	14%	—%	11%	—%
Hewlett-Packard Company	12%	12%	—%	10%
The following table presents the concentration of accounts receivable as of September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Microsoft Corporation	17%	25%
Symantec Corporation	36%	40%
Hewlett-Packard Company	11%	11%
Splunk Inc.	15%	—%
We have outsourced services agreements with our significant clients that expire at various dates ranging through March 2018. Our agreements with Symantec expired on March 31, 2014. Certain agreements with Microsoft expired on June 30, 2014 and were not renewed. On October 15, 2014, the Company and N3 North America, LLC signed and closed an Asset Purchase Agreement pursuant to which the Company sold to N3 our remaining Microsoft contract. This contract represented 20% of net revenue for the nine months ended September 30, 2014.

4.    BALANCE SHEET COMPONENTS
Prepaids and Other Current Assets
Prepaids and other current assets consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Prepaids and other current assets:
Prepaid expenses	$344	$623
Deferred financing costs	295	—
Deferred professional service costs	275	252
VAT tax receivable	281	440
Other current assets	92	303
Prepaids and other current assets	$1,287	$1,618
Property and Equipment
Property and equipment consist of the following (in thousands):

	Estimated Useful Life	September 30, 2014	December 31, 2013
Property and equipment:
Computer equipment	3 years	$3,945	$3,993
Capitalized software and development	2-5 years	13,899	13,208
Furniture and fixtures	5 years	308	309
Leasehold improvements	Lease term	110	123
		18,262	17,633
Accumulated depreciation and amortization		(17,375)	(17,099)
Construction in process		4	157
Property and equipment, net		$891	$691
Other Non-current Assets
Other non-current assets consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Other non-current assets:
Credit card reserve deposits and other	$95	$395
Deferred professional service costs	824	445
Other non-current assets	$919	$840
Accounts Payable
Approximately $12.9 million in accounts payable as of September 30, 2014 represents collections by the Company on behalf of software sales to third party customers associated with a customer's value added reseller arrangement.  This balance is owed to the customer and the Company is currently negotiating a settlement arrangement on the balance due. As of September 30, 2014, included in accounts receivable is $447,000 associated with this customer.
Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Other accrued liabilities:
Payable to customers *	$1,344	$1,460
Accrued professional fees	89	663
VAT taxes payable	270	248
Settlement liability	—	200
Reseller rebates	—	190
Sales reserve	—	117
Other liabilities	560	787
Other accrued liabilities	$2,263	$3,665

* - Amounts represent collections on customer receivables associated with "product sales" in excess of amounts owed to state jurisdictions. The Company is in the process of evaluating remediation plans for the balances due.

Deferred Revenue and Deferred Professional Services Costs:
In April 2013, the Company entered into an arrangement to provide subscription services and perform material modifications to its LMS platform for a significant customer. The Company received acceptance of the material modifications on July 18, 2014 and began to amortize the deferred costs and recognize revenue over the remaining subscription period of 50 months.

As of September 30, 2014, the Company has recorded deferred revenue of $4.1 million of which $2.0 million is included in current deferred revenue and $2.1 million is included in noncurrent deferred revenue. The Company has also deferred related professional service costs incurred associated with the customization of the LMS platform of $1.1 million. Deferred professional service costs of $275,000 and $824,000 is included in prepaid and other current assets and other noncurrent assets, respectively, at September 30, 2014.

5.    NOTES PAYABLE
Notes payable consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Convertible notes, including accrued interest of $53	$3,143	$—
Supplemental notes	1,545	—
Discount	(4,457)	—
Total convertible and supplemental notes	231	—

Comerica term loan	$—	$1,800
Comerica revolving line	—	1,230
Agility line of credit, net of discount of $0 and $96, respectively	—	404
Revolving Line of Credit	200	—
Notes payable – insurance	—	207
Total notes payable	200	3,641
2014 Convertible Notes Financing
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
On July 15, 2014, the Company completed an initial closing of the Financing Transaction for the sale of 2,550,000 units, representing gross proceeds to the Company of $2,550,000 and net proceeds of approximately $2,275,000 after deducting fees and expenses payable by the Company. On August 12, 2014, the Company completed a secondary closing of the Financing Transaction for the sale of 450,000 units, representing gross proceeds to the Company of $450,000 and net proceeds of approximately $415,000. On September 9, 2014, the Company completed a third closing of the Financing Transaction for the sale of 90,000 units, representing gross proceeds of $90,000 and net proceeds of $83,700. The Company used a portion of the net proceeds from the Financing Transaction to repay its outstanding indebtedness owing to Comerica Bank and Agility Capital II, LLC and used the balance of the net proceeds for general corporate purposes, including working capital.
The Convertible Notes of $3.1 million will mature on July 15, 2019 and accrue interest at a fixed rate of 8.0% per annum payable quarterly. Interest accrued from the date of issuance through June 30, 2015 will be added to the principal amount of the Convertible Notes quarterly. During the continuance of an event of default, the Convertible Notes may accrue interest at a default rate of 15% per annum. Subject to stockholder approval of an increase in the number of authorized shares of the Company’s common stock in an amount sufficient to permit full conversion of the Convertible Notes, the Convertible Notes will be convertible into shares of the Company’s common stock at a conversion rate of $0.25 per share. The Convertible Notes also contain provisions that protect the holders thereof against dilution by adjustment of the conversion rate in certain events such as stock dividends, stock splits and other similar events and certain issuances of common stock by the Company at a price per share less than the conversion rate then in effect.
The Supplemental Notes of $1.5 million will mature on July 15, 2019 and accrue interest at a fixed rate of 8.0% per annum payable at maturity. During the continuance of an event of default, the Supplemental Notes may accrue interest at a default rate of 15% per annum. However, the Supplemental Notes can be canceled after two years if certain insolvency related events have been remediated.
The Convertible Notes and Supplemental Notes are secured by a first lien on substantially all of the Company’s consolidated assets. The Convertible Notes and Supplemental Notes contain covenants that will, subject to limited exceptions, require the approval of the holders of a majority of the outstanding principal amount thereof to, among other things, (i) incur other indebtedness; (ii) create liens; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Convertible Notes and Supplemental Notes also provide for customary events of default, including nonpayment, breach of covenants, material adverse events, payment defaults of other indebtedness and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Convertible Notes and Supplemental Notes. If the Company is not able to comply with such covenants or if any event of default otherwise occurs, the outstanding note balances could become due and payable immediately. On November 6, 2014, we received a notice of default and acceleration from certain holders of our Convertible Notes and Supplemental Notes. See below under the heading “Events of Default - Convertible Notes, Supplemental Notes and Revolving Notes” for a further discussion of the notices of default and acceleration received under our debt agreements.

In connection with the Financing Transaction, the Company issued 12,360,000 Warrants which have an initial 10-year term with an exercise price of $0.08 per share. The Warrants are subject to stockholder approval of an increase in the number of authorized shares of the Company’s common stock in an amount sufficient to permit full exercise of the Warrants into shares of the Company's common stock. The Warrants may also be exercised by way of a cashless exercise. The Warrants also contain provisions that protect the holders thereof against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events and issuances of common stock at a price per share less than the exercise price then in effect. As such, the Company is required to record the warrants which do not have fixed settlement provisions as liabilities and mark to market at the end of each reporting period.
September 2014 Revolving Line of Credit Note
On September 2, 2014, the Company obtained $200,000 under Revolving Line of Credit Notes (the "Revolving Notes") from two investors in the Financing Transaction. The Revolving Notes are secured by a second lien on substantially all of the Company's consolidated assets. Outstanding principal accrues interest at a fixed rate of 5% per annum, payable quarterly starting December 31, 2014. During the continuance of an event of default, outstanding principal may accrue interest at a default rate of 7% per annum. Each advance must be paid within 30 days of the date of such advance. The Company borrowed the full $200,000 on the Revolving Notes on September 2, 2014 and this amount remained outstanding as of September 30, 2014. On November 6, 2014, we received a notice of default and acceleration from the holders of our Revolving Notes. See below under the heading “Events of Default - Convertible Notes, Supplemental Notes and Revolving Notes” for a further discussion of the notices of default and acceleration received under our debt agreements.

Events of Default - Convertible Notes, Supplemental Notes, and Revolving Notes
On November 6, 2014, the Company received a notice of default from investors holding the Revolving Notes.  The notice of default stated that an event of default had occurred as a result of the Company’s failure to repay principal when due on October 2, 2014, and declared all principal and accrued interest outstanding under the Revolving Notes to be immediately due and payable. At November 6, 2014 accrued interest on the Revolving Notes was $2,176.
On November 6, 2014, the Company also received a notice of default from investors (the “Majority Investors”) holding $1.8 million of the outstanding principal amount of the Company’s Convertible Notes and $900,000 of the outstanding principal amount of the Company’s Supplemental Notes.  The notice of default stated that an event of default had occurred under the Convertible Notes and Supplemental Notes as a result of the Company’s failure to repay the above-referenced Revolving Notes when due, and declared all principal and accrued interest outstanding under the Convertible Notes and Supplemental Notes held by the Majority Investors to be immediately due and payable.
On November 17, 2014, the Company received a notification of disposition of collateral from the collateral agent for the holders of the Convertible Notes and Supplemental Notes notifying the Company that a foreclosure sale of all or substantially all of the Company’s assets would take place on December 4, 2014. If the Majority Investors and collateral agent elect to proceed with the foreclosure sale of the Company’s assets, upon completion of such sale the Company would no longer be able to continue as a going concern and would immediately cease operations. The Majority Investors have represented to the Company that in the event of a foreclosure sale in which the Majority Investors acquire the Company’s assets, their intent would be to continue operating the ViewCentral business in a separate legal entity that continues existing contractual agreements with the Company’s ViewCentral customers.

Comerica Bank Credit Facility
On June 14, 2012, the Company entered into a Loan and Security Agreement with Comerica Bank (the "Comerica Credit Facility"). The maximum amount of credit available to the Company under the Comerica Credit Facility at inception was $5 million, comprised of a $3 million term loan facility ("Term Loan") and a $2 million revolving line of credit ("Revolving Line"), which included a $500,000 sub-facility for letters of credit and certain credit card services. The outstanding amount under the

Term Loan was repaid by the Company in June 2014. Amounts borrowed under the Revolving Line became due on December 14, 2013, which was subsequently extended to May 1, 2014. The outstanding amount under the Revolving Line of $998,000 was repaid by the Company on July 15, 2014 and the Comerica Credit Facility was terminated. However, Comerica continues to maintain a cash-secured letter of credit in the face amount of $61,000 issued to our landlord for our leased headquarters in Campbell, California.
Agility Capital Credit Facility
On October 30, 2013, the Company closed a Loan Agreement (the "Agility Loan Agreement") with Agility Capital II, LLC (“Agility”), providing for a revolving line of credit of up to $500,000, which amount could be increased to $650,000 under certain conditions (the “Maximum Revolving Line”). The Agility Loan Agreement became due on December 14, 2013, commensurate with the Comerica Credit Facility, which was subsequently extended to May 1, 2014, commensurate with the extension of the scheduled maturity date of the Comerica Revolving Line. The outstanding amount under the Agility Loan Agreement of $432,000 was repaid by the Company on July 15, 2014, and the Agility Loan Agreement was terminated.
Notes Payable – Insurance
On December 11, 2013, the Company entered into an agreement with AON Private Risk Management to finance our 2013 to 2014 insurance premiums with First Insurance Funding Corp. in the amount of $237,000. The interest rate on the note payable was 4.99% and the note was payable in eight equal monthly installment payments beginning in December 2013. The outstanding balance of the note payable was repaid in June 2014.

6.    RESTRUCTURING

Effective July 15, 2014, Donald Massaro resigned as President and Chief Executive Officer of the Company. Effective July 15, 2014, Bradford Peppard agreed to resign as Executive Vice President and Chief Financial Officer of the Company; this resignation became effective September 12, 2014.

In connection with Mr. Massaro’s separation from the Company, the Company and Mr. Massaro entered into a Settlement Agreement and General Release. Pursuant to the agreement, Mr. Massaro is entitled to a severance payment in accordance with his employment contract of $221,250, which is equal to nine (9) months base salary, payable in accordance with the Company’s normal payroll schedule. As of September 30, 2014, $175,866 of this amount remained outstanding.

In connection with Mr. Peppard's separation from the Company, the Company intends to pay Mr. Peppard a severance payment in accordance with his employment contract in the amount of $125,000, which is equal to six (6) months base salary. Payment would be made in six (6) monthly payments beginning in January 2015.

In September, 2014, the Company decided to close its Godalming (UK) office. The Company occupied premises at this location under a lease agreement that ends March 1, 2015. As part of its decision to close this office, the Company recorded a charge of $19,138 representing amounts owed on the lease from October 1, 2014 to the end of the lease.

7.    COMMITMENTS AND CONTINGENCIES
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

On September 29, 2014, the Company received a complaint filed against the Company by Symantec Corporation (“Symantec”) in the Superior Court of California, Santa Clara County, alleging breach of contract arising from the Master Services Agreement entered into by the Company and Symantec in June 2006, the statement of work entered into by the parties in June 2008 and the Online Store Agreement for SMB and Midmarket Businesses entered into by the parties in June 2010. In the complaint Symantec seeks payment of unpaid amounts thereunder in the approximate amount of $12.4 million, plus interest and attorneys’ fees and costs.
From time to time in the ordinary course of business, we are subject to other claims, asserted or unasserted, or named as a party to other lawsuits or investigations. We are not aware of any such asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or results of operations.

8.    FAIR VALUE MEASUREMENTS
A summary of the activity of the fair value of the Level 3 liabilities (common stock warrant liability and derivative liability conversion option) for the nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Balance at December 31, 2013 and 2012, respectively	$93	$348
Issuances	—	—
Gain on fair value remeasurement	(17)	(225)
Balance at March 31, 2014 and 2013, respectively	76	123
Issuances	—	—
Loss on fair value remeasurement	—	11
Balance at June 30, 2014 and 2013, respectively	76	134
Issuances	3,589	—
(Gain) loss on fair value remeasurement	(1,267)	66
Balance at September 30, 2014 and 2013, respectively	$2,398	$200
The following table represents the fair value hierarchy for our financial assets and liabilities held by the Company measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3
September 30, 2014
Liabilities:
Common stock warrant liability (2)	$—	$—	$1,446
Derivative liability conversion option	$—	$—	$952
December 31, 2013
Assets:
Money market funds (1)	$1,641	$—	$—
Liabilities:
Common stock warrant liability (2)	$—	$—	$93
  ____________

(1)	Money market funds are valued using active quoted market rates.

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

The Company uses the Black-Scholes model to value the common stock warrant liability and the derivative liability conversion option. The following are the assumptions used to measure the warrant liability at September 30, 2014 and 2013 and at date of issuance, which were determined in a manner consistent with that described for stock option awards as set forth in Note 8:

	September 30, 2014			At Issuance	September 30, 2013
	2011 Warrants	2013 Warrants	2014 Warrants	2014 Warrants	2011 Warrants
Number of shares underlying the Warrants	1,578,000	217,000	12,360,000	12,360,000	1,578,000
Exercise price	$1.05 - $1.40	$0.45	$0.08	$0.08	$1.05 - $1.40
Remaining contractual life in years	1.75	6.08	9.8	10.00	2.75
Volatility	144.30%	108.25%	107.35%	107.35%	85%
Risk-free interest rate	0.58%	2.00%	2.64%	2.57%	0.63%
Expected dividend yield	—%	—%	—%	—%	—%
Closing price of common stock	$0.12	$0.12	$0.12	$0.10 - $0.19
The following are the assumptions used to measure the derivative liability conversion option with respect to the convertible notes payable at September 30, 2014 and at date of issuance:

	September 30, 2014	At Issuance
Number of shares underlying the conversion option feature	12,570,400	12,360,000
Conversion price	$0.25	$0.25
Remaining contractual life in years	4.75	5
Volatility	100.57%	100.57%
Risk-free interest rate	1.78%	1.70%
Expected dividend yield	—	—
Closing price of common stock	$0.12	$0.10 - $0.19
The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at September 30, 2014 and December 31, 2013 approximate fair value due to their short-term maturities.

9.    STOCKHOLDERS' EQUITY
Treasury Stock

During the nine months ended September 30, 2014, the Company had restricted stock awards that vested. The Company is required to withhold income taxes at statutory rates based on the closing market value of the vested shares on the date of vesting. Accordingly, the Company offers employees the ability to have vested shares withheld in an amount equal to the amount of taxes to be withheld. The Company purchased 23,057 shares during the nine months ended September 30, 2014 with a cost of approximately $5,000 from employees to cover federal and state taxes due.
During the nine months ended September 30, 2014, the Company issued 1,000,000 shares from treasury pursuant to the settlement agreement with our former CEO, Michael Silton. The weighted cost of shares issued from treasury was approximately $1.3 million of which $200,000 was recorded as a reduction of other accrued liabilities and the remaining $1.1 million was recorded as a reduction of additional paid-in capital.
Stock Compensation
The Company expenses stock-based compensation to the same expense categories in which the respective award grantee’s salary expense is reported. The table below reflects stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock-based compensation expense included in:
Cost of services	$15	$24	$55	$57
Sales and marketing	17	15	54	136
Technology and development	2	59	35	157
General and administrative	10	126	147	1,002
	$44	$224	$291	$1,352
At September 30, 2014, approximately $834,000 of stock-based compensation expense relating to unvested awards had not been amortized and will be expensed in future periods through 2016. Under current grants that are unvested and outstanding, approximately $30,000 will be expensed in the remainder of 2014 as stock-based compensation, subject to true-up adjustments for forfeitures and vestings during the year.
During the nine months ended September 30, 2014 and 2013, the weighted average valuation assumptions for stock option awards and forfeiture rates used for the expense calculations for stock option and restricted stock awards were as follows:

	Nine Months Ended
	September 30,
	2014	2013
Expected life in years	4.39	3.94
Volatility	93.12%	75.16%
Risk-free interest rate	1.57%	0.50%
Dividend rate	—%	—%
Forfeiture Rates:
Options	21.89%	21.66%
Restricted stock	—%	15.90%
Expected life of option grants is estimated based on an analysis of actual historical option exercises and cancellations. Expected stock price volatility is based on the historical volatility from traded shares of the Company's stock over the most recent period of time equal to the expected term of the options. The risk-free interest rate is based on the rate of a zero-coupon U.S. Treasury instrument with a remaining term approximately equal to the expected term. The Company has not historically paid dividends, and does not expect to pay dividends in the near term. Therefore the dividend rate has been set to zero.
A summary of activity under the 2003 Stock Incentive Plan (the "2003 Plan") and 2012 Equity Inducement Plan (the "2012 Plan") for the nine months ended September 30, 2014 is as follows (in thousands):

		Options Outstanding
	Available for Grant	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance at December 31, 2013	1,534	2,698	$0.67	8.7 years
Authorized	1,660	—
Options granted	(60)	60	0.22
Restricted stock awards granted	(100)	—
Options exercised	—	—
Options canceled	1,409	(1,409)	0.60
Restricted stock awards forfeited	315	—
Balance at September 30, 2014	4,758	1,349	$0.73	6.8 years
Exercisable at September 30, 2014		706	$0.99	5.1 years

In accordance with the 2003 Plan, the number of shares authorized for grant under the 2003 Plan automatically increases on the first trading date of January by an amount equal to the lesser of 4% of the outstanding common stock at the previous December 31 or 2,000,000 shares. Shares outstanding at December 31, 2013 were 41,495,000 and the additional shares authorized amounted to 1,660,000 under the 2003 Plan.
The following table summarizes the activity with regard to restricted stock awards during the nine months ended September 30, 2014. Restricted stock awards were issued from the 2003 Plan and any issuances reduce the shares available for grant as indicated in the previous table. During the three months ended September 30, 2014, the Company granted restricted stock awards for 100,000 shares to two members of our board of directors with immediate vesting. Restricted stock awards are valued at the closing market price of our stock on the date of the grant (in thousands).

	Number of Shares	Weighted Average Grant Price
Balance of nonvested shares at December 31, 2013	582	$0.69
Granted	100	0.25
Vested	(311)	0.51
Forfeited	(315)	0.69
Balance of nonvested shares at September 30, 2014	56	$0.89
The total grant date fair value of the nonvested restricted stock awards was $50,000 as of September 30, 2014.

10.    SUBSEQUENT EVENTS
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
Important factors which could cause actual results to differ materially from those in the forward-looking statements include:

•	our ability to raise additional equity or debt financing,

•	our ability to restructure our debt and accounts payable,

•	our ability to execute our business strategy,

•	our client concentration given that we are currently dependent on a few significant client relationships,

•	the possibility of the discontinuation of some client relationships,

•	market acceptance of our solutions and pricing options,

•	our ability to acquire new clients and increase demand,

•	our ability to control costs,

•	general market conditions,

•	the high degree of uncertainty around whether or not we can successfully restructure our business,

•	the effectiveness of our sales team and approach, our ability to target, analyze and forecast the revenue to be derived from a client and the costs associated with providing services to that client,

•	the date during the course of a calendar year that a new client is acquired,

•	the length of the integration cycle for new clients and the timing of revenues and costs associated therewith,

•	potential competition in the marketplace,

•	the ability to retain and attract employees and board members,

•	our ability to maintain and develop our existing technology platform and to deploy new technology,

•	the financial condition of our clients’ businesses,

•	the protection of our intellectual property,

•	our ability to integrate domestic and/or foreign acquisitions without disruption to our business,

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

Overview
Rainmaker Systems, Inc. and its subsidiaries ("Rainmaker", "we", "our", or "the Company") is focused on the development and marketing of a platform for the management of outside training for profit. In addition, we generate sales from lead generation services, and SMB sales and contract renewals.
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
We are headquartered in Campbell, California, in the heart of the Silicon Valley. Our global clients consist primarily of large enterprises operating in a range of industries. Our strategy for long-term success of the business is to maintain and improve our position as a leading LMS provider. This will involve ongoing investment in our LMS platform to meet market demands, as well as building the sales and marketing infrastructure to support growth.
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
The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 Derivatives and Hedging Activities. Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable GAAP.
Management believes there have been no significant changes during the nine months ended September 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on April 1, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	97.4	72.3	88.3	68.8
Gross margin	2.6%	27.7%	11.7%	31.2%
Operating expenses:
Sales and marketing	23.6	21.8	24.7	17.9
Technology and development	41.3	29.6	27.5	26.7
General and administrative	37.1	50.5	28.2	50.6
Restructuring	19.4	—	4.0	—
Depreciation and amortization	6.2	9.5	3.1	9.2
Total operating expenses	127.6%	111.4%	87.5%	104.4%
Operating loss	(125.0)	(83.7)	(75.8)	(73.2)
Gain due to change in fair value of warrant liability and derivative liability	(67.3)	1.6	(14.0)	(1.1)
Loss on issuance of convertible notes payable	25.7	—	5.3	—
Interest and other expense, net	17.1	1.4	6.4	1.5
Loss before income tax expense	(100.5)%	(86.7)%	(73.5)%	(73.6)%
Income tax expense	(4.6)	(0.5)	(0.6)	0.3
Net loss from continuing operations	(95.9)%	(86.2)%	(72.9)%	(73.9)%
Income from discontinued operations, net of tax	—	(0.8)	—	0.4
Net loss	(95.9)%	(87.0)%	(72.9)%	(73.5)%

Foreign currency translation adjustments	0.5	2.0	(0.3)	(0.6)
Comprehensive loss	(95.4)%	(85.0)%	(73.2)%	(74.1)%
Comparison of Three Months Ended September 30, 2014 and 2013
Net Revenue. Net revenue decreased $2.3 million, or 55%, to $1.9 million in the three months ended September 30, 2014, compared to $4.2 million for the three months ended September 30, 2013. This was primarily due to the elimination of GrowCommerce revenue of $1.6 million with the expiration of the Symantec contracts in the first quarter of 2014, a net decline in the Global Commerce Services revenue $627,000 due to the loss of contracts with Microsoft, and a decrease in revenue related to the ViewCentral business of $94,000.
Cost of Services and Gross Margin. Cost of services decreased $1.2 million, or 39%, to $1.8 million in the three months ended September 30, 2014, as compared to $3.0 million in the 2013 comparative period. This was primarily due to lower revenue as described above. Our gross margin percentages were 3% and 28%, respectively, in the three months ended September 30, 2014 and 2013. The erosion in gross margin is due to declines in our higher margin GrowCommerce business with the expiration of the Symantec contracts and decreases in the Global Commerce Services and ViewCentral businesses.
Sales and Marketing Expenses. Sales and marketing expenses decreased $460,000, or 51%, to $445,000 in the three months ended September 30, 2014, as compared to $905,000 in the 2013 comparative period. The decrease was primarily attributable to lower sales payroll and related expenses of $332,000 and a drop in marketing program spending of $130,000, both of which were the result of the continuing de-emphasis of the Global Commerce Services business.
Technology and Development Expenses. Technology and development expenses decreased $453,000, or 37%, to $778,000 during the three months ended September 30, 2014, as compared to $1.2 million in the 2013 comparative period. The decrease was primarily attributable to a decrease in employee expenses of $329,000, lower outside consulting fees of $86,000, a drop in IT/telecoms expenses of $23,000 and lower allocated overheads of $17,000.
General and Administrative Expenses. General and administrative expenses decreased $1.4 million, or 67%, to $699,000 during the three months ended September 30, 2014, as compared to $2.1 million in the 2013 comparative period. $420,000 of the decrease was the result of a one-time charge in Q3 2013 for the overstatement of credit card receivables. Audit, legal, investor relations, and board compensation fees declined $377,000, and payroll and benefits expenses fell $558,000.
Restructuring. Restructuring expenses for the three months ended September 30, 2014 consisted of $346,000 in executive severance charges and $19,000 in facility lease early termination costs from the closing of the Godalming (UK) office.
Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $279,000, or 70%, to $117,000 for the three months ended September 30, 2014, as compared to $396,000 in the 2013 comparative period. The majority of the decrease in depreciation and amortization expense was due to a lower asset base from the impairment charge on long-lived assets taken in the year ended December 31, 2013 of $2.3 million.
Interest and Other Expense, Net. The components of interest and other expense, net, are as follows (in thousands):

	Three Months Ended September 30,		Change
	2014	2013
Interest expense, net	$305	$44	$261
Currency translation (gain)/loss	(2)	18	(20)
Other	18	(3)	21
Total	$321	$59	$262
Income Tax Expense.  Income tax benefit was $86,000 for the three months ended September 30, 2014 as compared to a benefit of $20,000 for the three months ended September 30, 2013. The income tax benefit for the three months ended September 30, 2014 was the result of an estimate of taxable income for the full year ending December 31, 2014, augmented by true ups on estimates of state and foreign taxes.
Loss from Discontinued Operations, Net of Tax. Loss from discontinued operations for the three months ended September 30, 2013 of $34,000 was attributable to an adjustment to the sales price pursuant to the stock purchase agreement for the sale of the Company's Manila operations in December 2012.

Comparison of Nine Months Ended September 30, 2014 and 2013
Net Revenue. Net revenue decreased $4.4 million, or 33%, to $9.1 million in the nine months ended September 30, 2014, compared to $13.5 million for the nine months ended September 30, 2013. This was primarily due to the decline of GrowCommerce revenue of $4.2 million compared to the 2013 comparative period, including $2.8 million related to Symantec contracts that expired in the first quarter of 2014. A decline in ViewCentral revenue of $470,000 compared to the 2013 comparative period was offset by an increase of $268,000 in Global Commerce Solutions revenue that was the result of the initiation of the Verizon contract in Q4 2013.
Cost of Services and Gross Margin. Cost of services decreased $1.3 million, or 13%, to $8.1 million in the nine months ended September 30, 2014, compared to $9.3 million for the nine months ended September 30, 2013. Our gross margin percentages were 12% and 31%, respectively, in the nine months ended September 30, 2014 and 2013. The erosion in gross margin is due to declines in our higher margin GrowCommerce business and ViewCentral business and lower margin on the Global Commerce Services business.
Sales and Marketing Expenses. Sales and marketing expenses decreased $162,000, or 7%, to $2.3 million in the nine months ended September 30, 2014, compared to $2.4 million in the 2013 comparative period. The change was primarily attributable to a decrease in sales and marketing staff compensation expenses.
Technology and Development Expenses. Technology and development expenses decreased $1.1 million, or 30%, to $2.5 million during the nine months ended September 30, 2014, as compared to $3.6 million in the 2013 comparative period. The decrease was primarily attributable to a decrease in compensation expense of $840,000 and a decrease in consulting and temporary service charges of $225,000.
General and Administrative Expenses. General and administrative expenses decreased $4.3 million, or 62%, to $2.6 million during the nine months ended September 30, 2014, as compared to $6.9 million in the 2013 comparative period. The decrease was primarily due to non-recurring expenses recorded in the nine months ended September 30, 2013 of $1.8 million comprised of $345,000 for relocation of the finance function from the Austin, Texas facility to our Campbell, California facility, a charge of $150,000 to close the Austin facility, a $280,000 impairment charge against vendor deposits, a $420,000 write-off of credit card receivables, and a charge of $582,000 related to stock compensation expense for restricted stock awards which were fully vested upon grant and acceleration of vesting of restricted stock awards for a former CEO. In addition, in the nine months ended September 30, 2014, employee and related expenses excluding severance dropped $1.1 million, and audit legal, investor relations and board fees fell $1.5 million compared to the 2013 comparative period. Offsetting these decreases were asset impairment charges of $130,000.
Restructuring. Restructuring expenses for the nine months ended September 30, 2014 consisted of $346,000 in executive severance charges and $19,000 in facility lease early termination costs from the closing of the Godalming (UK) office.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $955,000, or 77%, to $286,000 for the nine months ended September 30, 2014, as compared to $1.2 million in the 2013 comparative period. The decrease in depreciation and amortization expense was due to a lower asset base from the impairment charge on long-lived assets taken in the year ended December 31, 2013 of $2.3 million.
Interest and Other Expense, Net. The components of interest and other expense, net, are as follows (in thousands):

	Nine Months Ended September 30,		Change
	2014	2013
Interest expense, net	$546	$153	$393
Currency translation loss	3	19	(16)
Other	40	33	7
Total	$589	$205	$384
Income Tax Expense.  Income tax benefit was $53,000 for the nine months ended September 30, 2014 as compared to a $35,000 expense for the nine months ended September 30, 2013. Our income tax expense for the nine months ended September 30, 2014 was based on our estimate of taxable income for the full year ending December 31, 2014, augmented by true-ups on estimates of state and foreign taxes.
Income from Discontinued Operations, Net of Tax. Income from discontinued operations for the nine months ended September 30, 2013 of $53,000 was a result of the wind down of a contract that was assigned to Shore Solutions, Inc. as part of the sale of our Manila operations in December 2012 offset by an adjustment to the sales price pursuant to the stock purchase agreement for that sale.

Liquidity and Sources of Capital
Cash used in operating activities for the nine months ended September 30, 2014 was $2.4 million, compared to cash used in operating activities of $2.9 million in the nine months ended September 30, 2013. Cash used in operating activities in the nine months ended September 30, 2014 was primarily the result of the net loss of $6.7 million augmented by a warrant liability fair value adjustment of $1.3 million. The combination of these two items was offset by non-cash expenses for depreciation of property and asset impairment of $345,000, debt discount amortization of $291,000, stock-based compensation expenses of $291,000 and changes in operating assets and liabilities that provided cash of $4.2 million as a result of collecting receivables and extending accounts payable. Also added back to net income for the purpose of calculating cash used in operating activities was a $483,000 loss on the issuance of convertible debt.
Cash used in operating activities for the nine months ended September 30, 2013 was $2.9 million, primarily as a result of the net loss from continuing operations of $9.9 million augmented by a warrant liability fair value adjustment of $148,000; offset by non-cash expenses for depreciation of property of $1.2 million, stock-based compensation expenses of $1.4 million, a charge for impairment related to vendor deposits of $280,000, a provision for allowances of credit card receivables of $420,000, changes in operating assets and liabilities that provided cash of $3.9 million primarily as a result of managing working capital, and cash provided by discontinued operations of $53,000.
Cash used in investing activities was $543,000 in the nine months ended September 30, 2014, as compared to cash used in investing activities of $1.6 million in the nine months ended September 30, 2013. Cash used in investing activities in the nine months ended September 30, 2014 was a result of capital expenditures of $543,000. Cash used in investing activities in the nine months ended September 30, 2013 was primarily the result of capital expenditures of $1.6 million.
Cash used in financing activities was approximately $510,000 in the nine months ended September 30, 2014, as compared to cash provided by financing activities of $4.2 million in the nine months ended September 30, 2013. Cash used in financing activities in the nine months ended September 30, 2014 was primarily a result of repayment of borrowings of $3.0 million under our Term Loan and Revolving Line with Comerica Bank, $550,000 under our line of credit with Agility Capital II, LLC, $208,000 under the insurance note payable to First Insurance Funding Corp, and the funding of a restricted cash account of $58,000 to secure a standby letter of credit with Comerica Bank. Offsetting these outflows was gross proceeds of $3.1 million from the issuance of the Convertible Notes, $200,000 from the Revolving Line of Credit Notes, and $50,000 from the Agility Capital loan.
Cash provided by financing activities in the nine months ended September 30, 2013 of $4.2 million was primarily the result of net proceeds of $5.5 million from the sale of common stock, plus borrowings of $200,000 under our Revolving Line with Comerica Bank, offset by repayment of borrowings of $1.4 million under our Term Loan and Revolving Line with Comerica Bank and purchases of $132,000 of treasury stock from employees for shares withheld for income tax payable on restricted stock awards vested during the nine months ended September 30, 2013.
At September 30, 2014, the Company had a net working capital deficit of $19.2 million. Our principal source of liquidity as of September 30, 2014 consisted of $170,100 of cash and cash equivalents and $1.3 million of net accounts receivable. Convertible and Supplemental Notes payable as of September 30, 2014 was $4.7 million, plus another $200,000 payable under the Revolving Line of Credit Notes. See Note 5 to the Financial Statements for further discussion of our debt agreements.
Our accounts payable balance increased from $13.0 million as of December 31, 2013 to $15.6 million as of September 30, 2014. $12.9 million of the September 30, 2014 accounts payable balance is related to a merchant account of a customer.
In order to meet our operating requirements, we will need to raise additional capital from outside third parties or from the sale of assets, and restructure our obligations. As part of this process, in October 2014 we sold a customer contract and subcontracts to N3 North America, LLC. Additionally, we are pursuing a plan to achieve profitable operations through a combination of increased sales and decreased expenses. There can be no assurance that we will be successful in obtaining third party capital, selling assets or restructuring our obligations. We do not have adequate cash or financial resources to operate for the next twelve months without raising significant additional capital, which raises substantial doubt about our ability to continue as a going concern.
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
On July 15, 2014, the Company completed an initial closing of the Financing Transaction for the sale of 2,550,000 units, representing gross proceeds to the Company of $2,550,000 and net proceeds of approximately $2,275,000 after deducting fees and expenses payable by the Company. On August 12, 2014, the Company completed a secondary closing of the Financing Transaction for the sale of 450,000 units, representing gross proceeds to the Company of $450,000 and net proceeds of approximately $415,000. On September 9, 2014, the Company completed a third closing of the Financing Transaction for the sale of 90,000 units, representing gross proceeds of $90,000 and net proceeds of $83,700. The Company used a portion of the net proceeds from the Financing Transaction to repay its outstanding indebtedness owing to Comerica Bank and Agility Capital II, LLC and used the balance of the net proceeds for general corporate purposes, including working capital.
The Convertible Notes of $3.1 million will mature on July 15, 2019 and accrue interest at a fixed rate of 8.0% per annum payable quarterly. Interest accrued from the date of issuance through June 30, 2015 will be paid in kind and added to the principal amount of the Convertible Notes quarterly. During the continuance of an event of default, the Convertible Notes may accrue interest at a default rate of 15% per annum. Subject to stockholder approval of an increase in the number of authorized shares of the Company’s common stock in an amount sufficient to permit full conversion of the Convertible Notes, the Convertible Notes will be convertible into shares of the Company’s common stock at a conversion rate of $0.25 per share. The Convertible Notes also contain provisions that protect the holders thereof against dilution by adjustment of the conversion rate in certain events such as stock dividends, stock splits and other similar events and certain issuances of common stock by the Company at a price per share less than the conversion rate then in effect.
The Supplemental Notes of $1.5 million will mature on July 15, 2019 and accrue interest at a fixed rate of 8.0% per annum payable at maturity. During the continuance of an event of default, the Supplemental Notes may accrue interest at a default rate of 15% per annum. However, the Supplemental Notes may be canceled after two years if certain insolvency related events have been remediated.

The Convertible Notes and Supplemental Notes are secured by a first lien on substantially all of the Company’s consolidated assets. The Convertible Notes and Supplemental Notes contain covenants that will, subject to limited exceptions, require the approval of the holders of a majority of the outstanding principal amount thereof to, among other things, (i) incur other indebtedness; (ii) create liens; (iii) pay cash dividends; and (iv) merge or consolidate with another company. The Convertible Notes and Supplemental Notes also provide for customary events of default, including nonpayment, breach of covenants, material adverse events, payment defaults of other indebtedness and certain events of bankruptcy, insolvency and reorganization that may result in acceleration of outstanding amounts under the Convertible Notes and Supplemental Notes. If we are not able to comply with such covenants or if any event of default otherwise occurs, our outstanding note balances could become due and payable immediately. See below for a discussion of notices of default and acceleration received by the Company from holders of the Convertible Notes and the Supplemental Notes.
In connection with the Financing Transaction, the Company issued 12,360,000 Warrants which have an initial 10-year term with an exercise price of $0.08 per share. The Warrants are subject to stockholder approval of an increase in the number of authorized shares of the Company’s common stock in an amount sufficient to permit full exercise of the Warrants into shares of the Company's common stock. The Warrants may also be exercised by way of a cashless exercise. The Warrants also contain provisions that protect the holders thereof against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events and issuances of common stock at a price per share less than the exercise price then in effect.
On September 2, 2014, the Company obtained $200,000 under Revolving Line of Credit Notes from two investors in the Financing Transaction. The Revolving Line of Credit Notes are secured by a second lien on substantially all of the Company's consolidated assets. Outstanding principal accrues interest at fixed rate of 5% per annum, payable quarterly starting December 31, 2014. During the continuance of an event of default, the Revolving Line of Credit Notes may accrue interest at a default rate of 7% per annum. Each advance must be paid within 30 days of the date of such advance. The Company borrowed the full $200,000 under the Revolving Line of Credit Notes on September 2, 2014 and this amount remained outstanding as of September 30, 2014.
On November 6, 2014, the Company received a notice of default from investors holding the Revolving Line of Credit Notes. The notice of default stated that an event of default had occurred as a result of the Company’s failure to repay principal when due on October 2, 2014, and declared all principal and accrued interest outstanding under the Revolving Line of Credit Notes to be immediately due and payable. At November 6, 2014 accrued interest on the Revolving Line of Credit Notes was $2,176.
On November 6, 2014, the Company also received a notice of default from investors (the “Majority Investors”) holding $1.8 million of the outstanding principal amount of the Company’s Convertible Notes and $900,000 of the outstanding principal amount of the Company’s Supplemental Notes. The notice of default stated that an event of default had occurred under the Convertible Notes and Supplemental Notes as a result of the Company’s failure to repay the above-referenced Revolving Line of Credit Notes when due, and declared all principal and accrued interest outstanding under the Convertible Notes and Supplemental Notes held by the Majority Investors to be immediately due and payable.
On November 17, 2014, the Company received a notification of disposition of collateral from the collateral agent for the holders of the Convertible Notes and Supplemental Notes notifying the Company that a foreclosure sale of the Company’s assets would take place on December 4, 2014. If the Majority Investors and collateral agent elect to proceed with the foreclosure sale of the Company’s assets, upon completion of such sale the Company would no longer be able to continue as a going concern and would immediately cease operations.
On June 14, 2012, the Company entered into a Loan and Security Agreement with Comerica Bank (the "Comerica Credit Facility"). The maximum amount of credit available to the Company under the Comerica Credit Facility at inception was $5 million, comprised of a $3 million term loan facility ("Term Loan") and a $2 million revolving line of credit ("Revolving Line"), which included a $500,000 sub-facility for letters of credit and certain credit card services. The outstanding amount under the Term Loan was repaid by the Company in June 2014. Amounts borrowed under the Revolving Line became due on December 14, 2013, which was subsequently extended to May 1, 2014. The outstanding amount under the Revolving line of $998,000 was repaid by the Company on July 15, 2014 and the Comerica Credit Facility was terminated. However, Comerica continues to maintain a cash-secured letter of credit in the face amount of $61,000 issued to our landlord for our leased headquarters in Campbell, California.
On October 30, 2013, the Company closed a Loan Agreement (the "Agility Loan Agreement") with Agility Capital II, LLC (“Agility”), providing for a revolving line of credit of up to $500,000, which amount could be increased to $650,000 under certain conditions (the “Maximum Revolving Line”). The Agility Loan Agreement became due on December 14, 2013, commensurate with the Comerica Credit Facility, which was subsequently extended to May 1, 2014, commensurate with the extension of the scheduled maturity date of the Comerica Revolving Line. The outstanding amount under the Agility Loan Agreement of $432,000 was repaid by the Company on July 15, 2014, and the Agility Loan Agreement was terminated.
On December 11, 2013, we entered into an agreement with AON Private Risk Management to finance our 2013 to 2014 insurance premiums with First Insurance Funding Corp. in the amount of $237,000. The interest rate on the note payable was 4.99% and the note was payable in eight equal monthly installment payments beginning in December 2013. The outstanding balance of the note payable was repaid in June 2014.

Off-Balance Sheet Arrangements
As of September 30, 2014 and December 31, 2013, we had no off-balance sheet arrangements or obligations as defined under SEC rules and regulations.

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
In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable for smaller reporting companies.

Table of Contents

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
As of September 30, 2014, our management, including our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Change in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 29, 2014, the Company received a complaint filed against the Company by Symantec Corporation (“Symantec”) in the Superior Court of California, Santa Clara County, alleging breach of contract arising from the Master Services Agreement entered into by the Company and Symantec in June 2006, the statement of work entered into by the parties in June 2008 and the Online Store Agreement for SMB and Midmarket Businesses entered into by the parties in June 2010. In the complaint Symantec seeks payment of unpaid amounts thereunder in the approximate amount of $12.4 million, plus interest and attorneys’ fees and costs.
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
Issuer Purchases of Equity Securities
The table below presents share repurchase activity for the three months ended September 30, 2014. The shares were repurchased by us in connection with satisfaction of tax withholding obligations on vested restricted stock.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 - July 31, 2014	—	—	N/A	N/A
August 1, 2014 - August 31, 2014	2,965	$0.14	N/A	N/A
September 1, 2014 - September 30, 2014	688	$0.11	N/A	N/A
Total	3,653	$0.13	N/A	N/A
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
As previously disclosed, on February 27, 2014, Comerica Bank issued a notice of default as the amounts outstanding under the Revolving Line were past due. The notice of default also stated that Comerica Bank would not take any action to enforce its rights and remedies under the Comerica Credit Facility but reserved the right to do so in the future. As previously disclosed, on March 19, 2014, the Company and Comerica Bank entered into a forbearance agreement pursuant to which Comerica Bank agreed to extend the scheduled maturity date of the Revolving Line until May 1, 2014. In addition, under the terms of the forbearance agreement, among other things, the amounts outstanding under the Term Loan would become due on May 1, 2014, coterminous with the Revolving Line. On May 12, 2014, Comerica Bank issued a notice of default as the amounts outstanding under the Comerica Credit Facility were past due and the Company did not satisfactorily address a material accounts payable owed to a customer. The notice of default also stated that Comerica Bank would not take any action to enforce its rights and remedies under the Comerica Credit Facility but reserved the right to do so in the future. Due to the notice of default, pursuant to the Comerica Credit Facility, effective May 12, 2014, the applicable margin for the Revolving Line and the Term Loan was increased to five percent (5%). The outstanding amount under the Term Loan was repaid by the Company in June 2014. The outstanding amount under the Revolving Line was repaid by the Company on July 15, 2014 and the Comerica Credit Facility was terminated. However, Comerica continues to maintain a cash-secured letter of credit in the face amount of $61,000 issued to our landlord for our leased headquarters in Campbell, California.
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

On November 6, 2014, the Company received a notice of default from investors holding the Company's Revolving Line of Credit Notes.  The notice of default stated that an event of default had occurred as a result of the Company’s failure to repay principal when due on October 2, 2014, and declared all principal and accrued interest outstanding under the Revolving Line of Credit Notes to be immediately due and payable. At November 6, 2014 accrued interest on the Revolving Line of Credit Notes was $2,176.
On November 6, 2014, the Company also received a notice of default from investors (the “Majority Investors”) holding $1.8 million of the outstanding principal amount of the Company’s secured Convertible Notes and $900,000 of the outstanding principal amount of the Company’s Supplemental Notes.  The notice of default stated that an event of default had occurred under the Convertible Notes and Supplemental Notes as a result of the Company’s failure to repay the above-referenced Revolving Line of Credit Notes when due, and declared all principal and accrued interest outstanding under the Convertible Notes and Supplemental Notes held by the Majority Investors to be immediately due and payable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

On November 17, 2014, the Company received a notification of disposition of collateral from the collateral agent for the holders of the Company’s Convertible Notes and Supplemental Notes notifying the Company that a foreclosure sale of all or substantially all of the Company’s assets would take place on December 4, 2014. If the Majority Investors and collateral agent elect to proceed with the foreclosure sale of the Company’s assets, upon completion of such sale the Company would no longer be able to continue as a going concern and would immediately cease operations. The Majority Investors have represented to the Company that in the event of a foreclosure sale in which the Majority Investors acquire the Company’s assets, their intent would be to continue operating the ViewCentral business in a separate legal entity that continues existing contractual agreements with the Company’s ViewCentral customers.

ITEM 6.    EXHIBITS

(a)	Exhibits
The following exhibits are incorporated by reference or filed with this report as indicated below:

10.1	Executive Employment Agreement dated September 8, 2014 between Rainmaker Systems, Inc. and Bryant Tolles

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINMAKER SYSTEMS, INC.

Dated:	November 19, 2014	/s/ Bryant Tolles, III
Bryant Tolles, III
Chief Financial Officer